Form 10-K405
period 1994-12-31
CORTLAND BANCORP INC
filed 1995-03-22
CIK 774569

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

For the fiscal year ended December 31, 1994.

Commission file number 0-13814
                       -------

                               Cortland Bancorp
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                       34-1451118
- ---------------------------------        ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

        194 West Main Street
           Cortland, Ohio                                 44410
- ---------------------------------        ---------------------------------------
(Address of principal executive                        (Zip Code)
             offices)

Registrant's telephone number, including area code:       (216) 637-8040
                                         ---------------------------------------

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
- --------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x   No
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ x ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 7, 1995:

Common Stock, No Par Value - $27,684,860
- ----------------------------------------

     The number of shares outstanding of the issuer's classes of common stock as of March 7, 1995:

Common Stock, No Par Value - 988,745 shares
- -------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual shareholders report for the year ended December 31, 1994 are incorporated by reference into Part II.

       Portions of the proxy statement for the annual shareholders meeting to be held April 11, 1995 are incorporated by reference into Part III.

                                CORTLAND BANCORP
                                   FORM 10-K
                                      1994

                                     INDEX

Part I                                                                Page
- ------                                                              --------
Item 1.  Business:
           General                                                     I-2
           Statistical Disclosure                                      I-4

Item 2.  Properties                                                    I-19

Item 3.  Legal Proceedings                                             I-19

Item 4.  Submission of Matters to a Vote of Security Holders           I-20

Executive Officers of the Registrant                                   I-20

Part II
- -------

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                  II-1

Item 6.  Selected Financial Data                                      II-1

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          II-1

Item 8.  Financial Statements and Supplementary Data                  II-1

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                         II-1


Part III
- --------

Item 10. Directors and Executive Officers of the Registrant          III-1

Item 11. Executive Compensation                                      III-1

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  III-1

Item 13. Certain Relationships and Related Transactions              III-1


Part IV
- -------

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                  IV-1

Signatures                                                            IV-2

Index to Exhibits                                                     IV-3

                                   PART I
                                   ------

Item 1.  Business
- -------  --------
General
- --------

                               THE CORPORATION
                               ---------------

     The registrant, Cortland Bancorp (herein sometimes referred to as the "Corporation"), is a bank holding company which was incorporated under the laws of the State of Ohio in 1984, and is registered under the Bank Holding Company Act of 1956, as amended. Its subsidiaries are The Cortland Savings and Banking Company ("Cortland Banks" or the "Bank"), which was acquired at the Corporation's inception in 1985, and New Resources Leasing Company, which was formed in 1988. The Corporation and its subsidiaries operate in one industry, domestic banking.

     The Corporation conducts no business activities except for investment in securities as permitted under the Bank Holding Company Act.

     The business of the Corporation and its subsidiaries is not seasonal to any significant extent and is not dependent on any single customer or group of customers.

                               CORTLAND BANKS
                               --------------

     Cortland Banks is a full service, state chartered bank engaged in commercial and retail banking and trust services. Cortland Banks' commercial and consumer banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, leasing, night depository, automated teller services, safe deposit boxes, money order services, travelers checks, utility bill payments and other miscellaneous services normally offered by commercial banks. In addition, Cortland Banks participates in bank charge card plans and discount brokerage services with correspondent banks. Cortland Banks' Trust Department offers a broad range of fiduciary services, including the administration of decedent and trust estates and other personal and corporate fiduciary services. Business is conducted at a total of ten offices, six of which are located in Trumbull County, Ohio. Three offices are located in the communities of Hiram, Windham and Mantua, Portage County, Ohio and one office is located in the community of Williamsfield, Ashtabula County, Ohio. Chartered by the State of Ohio, Cortland Banks is also a member of the Federal Reserve System.


                        NEW RESOURCES LEASING COMPANY
                        -----------------------------

       New Resources Leasing Company was formed in December 1988 as a separate entity to handle the function of commercial and consumer leasing. The company has been inactive since incorporation.


                          SUPERVISION AND REGULATION
                          --------------------------

     The Corporation is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended. Generally, this Act limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

- --------------------------------------

     Cortland Banks, as a state banking organization, is subject to periodic examination and regulation by the Federal Reserve Bank of Cleveland and the State of Ohio Division of Banks. Cortland Banks is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC).


                                  COMPETITION
                                  -----------

     Cortland Banks actively competes with state and national banks located in the Ohio counties of Trumbull, Portage and Ashtabula. It also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies, for deposits, loans and service business. Money market mutual funds, brokerage houses and similar institutions provide in a relatively unregulated environment many of the financial services offered by banks. In the opinion of management, the principal methods of competition are the rates of interest charged for loans, the rates of interest paid for funds, the fees charged for services and the availability of services.

                                   EMPLOYEES
                                   ---------

     At March 7, 1995, the Corporation and its subsidiaries had 158 full-time and 52 part-time employees. The Corporation considers its relations with its employees to be satisfactory.

 Statistical Disclosure
- -----------------------



I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
- ----------------------------------------------------------------
   INTEREST RATES AND INTEREST DIFFERENTIAL
   ----------------------------------------

                           AVERAGE BALANCE SHEETS
                           ----------------------

                          (In Thousands of Dollars)


     The following shows consolidated balances of average assets, liabilities and shareholders' equity for the years indicated. The averages are based on daily balances.

        ASSETS                                                               1994           1993           1992
        ------                                                            --------       --------        --------
Cash and due from banks                                                   $  7,555       $  6,751        $  6,540
Interest-bearing deposits in other banks                                       658            100             434
Federal funds sold                                                           2,489          8,075           7,654
Trading account securities                                                     337            544             186
Investment securities:
  U.S. Treasury and other U.S. Government
    agencies and corporations                                               66,804         54,751          47,507
  U.S. Government mortgage-backed
    pass-through certificates                                               70,833         79,548          72,026
  States of the U.S. and political subdivisions                             15,362         10,778           5,310
  Other securities                                                           2,414          3,166           3,587
                                                                          --------       --------        --------
                       TOTAL INVESTMENT SECURITIES                         155,413        148,243         128,430
                                                                          --------       --------        --------





Total loans                                                                148,304        147,289         165,527
  Less unearned income                                                          16             26              47
  Less allowance for loan losses                                             3,116          3,284           3,526
                                                                           -------        -------         -------
                                        NET LOANS                          145,172        143,979         161,954
                                                                           -------        -------         -------




Market Value (depreciation) of
  securities available for sale                                                (91)           -0-             -0-
Premises and equipment                                                       6,488          5,316           5,576
Other assets                                                                 5,314          5,397           4,692
                                                                          --------       --------        --------
                                                                          $323,335       $318,405        $315,466
                                                                          ========       ========        ========


                                                AVERAGE BALANCE SHEETS (CONTINUED)
                                                ----------------------------------

                                                     (In Thousands of Dollars)





       LIABILITIES AND SHAREHOLDERS' EQUITY                                 1994           1993            1992
       ------------------------------------                               --------       --------        --------
Deposits (all domestic):
  Noninterest-bearing demand deposits                                     $ 29,783       $ 25,927        $ 23,227
  Interest-bearing demand deposits                                          51,392         53,452          51,089
  Savings                                                                   95,096         91,308          81,636
  Time                                                                     113,101        115,785         130,862
                                                                          --------       --------        --------
                                    TOTAL DEPOSITS                         289,372        286,472         286,814
                                                                          --------       --------        --------


Short-term borrowings:
  U.S. Treasury interest-bearing demand note                                   623            692             608
  Federal funds purchased                                                      440            -0-             -0-
  Securities sold under agreements to repurchase                             2,354          2,458           2,381
                                                                          --------       --------        --------
                       TOTAL SHORT-TERM BORROWINGS                           3,417          3,150           2,989
                                                                          --------       --------        --------





Other liabilities                                                            2,502          3,292           2,624
                                                                          --------       --------        --------
                                 TOTAL LIABILITIES                         295,291        292,914         292,427
                                                                          --------       --------        --------



Shareholders' equity:
  Common stock                                                               4,735          4,531           4,341
  Additional paid-in capital                                                 7,323          6,528           5,829
  Retained earnings                                                         16,439         14,718          13,217
  Net unrealized loss on available for sale
    debt and marketable equity securities                                     (453)          (286)           (345)
  Less cost of common shares in treasury                                       -0-            -0-              (3)
                                                                          ---------      --------        --------

                        TOTAL SHAREHOLDERS' EQUITY                          28,044         25,491          23,039
                                                                          ---------      --------        --------
                                                                          $323,335       $318,405        $315,466
                                                                          ========       ========        ========

                      ANALYSIS OF NET INTEREST EARNINGS
                      ---------------------------------

                          (In Thousands of Dollars)



     The following schedules show the average amounts of interest-earning assets and interest-bearing liabilities, the related amounts of interest earned or paid and the related average yields or interest rates paid for the year indicated:


                                                                                         Interest        Average
                                                                       Average            Earned         Yield or
Year ended December 31, 1994                                         Outstanding         or Paid           Rate
- ----------------------------                                         -----------         --------        --------
Interest-earning assets:
  Interest-bearing deposits
    in other banks                                                    $    658           $     18        2.7%
  Federal funds sold                                                     2,489                 95        3.8
  Trading account securities                                               337                 26        7.7
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                      66,804              4,427        6.6
    U.S. Government mortgage-backed
      pass-through certificates                                         70,833              4,037        5.7
    States of the U.S. and political
      subdivisions (1) (2)                                              15,362              1,026        6.7
    Other securities (1)                                                 2,414                147        6.1
                                                                      --------           --------
                 Total investment securities (1)                       155,413              9,637        6.2
   Loans (1) (2) (4)                                                   148,288             13,147        8.9
                                                                      --------           --------
                   Total interest-earning assets                      $307,185           $ 22,923        7.5%
                                                                      ========           ========


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                  $ 51,392           $  1,237        2.4%
    Savings                                                             95,096              2,586        2.7
    Time                                                               113,101              5,549        4.9
                                                                      --------           --------
                                  Total deposits                       259,589              9,372        3.6
                                                                      --------           --------

  Short-term borrowings:
    U.S. Treasury interest-bearing
      demand note                                                          623                 24        3.9
    Federal funds purchased                                                440                 22        5.0
            Securities sold under agreements
        to repurchase                                                    2,354                 80        3.4
                                                                      --------           --------
                     Total short-term borrowings                         3,417                126        3.7
                                                                      --------           --------
              Total interest-bearing liabilities                      $263,006           $  9,498        3.6%
                                                                      ========           ========

Net interest margin (3)                                                                  $ 13,425        4.4%
                                                                                         ========        ====

                                                 ANALYSIS OF NET INTEREST EARNINGS
                                                 ---------------------------------

                                                     (In Thousands of Dollars)





                                                                                         Interest        Average
                                                                       Average            Earned         Yield or
Year ended December 31, 1993                                         Outstanding         or Paid           Rate
- ----------------------------                                         -----------         --------        --------
Interest-earning assets:
  Interest-bearing deposits
    in other banks                                                   $    100            $     12          12.0%
  Federal funds sold                                                    8,075                 244           3.0
  Trading account securities                                              544                  32           5.9
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                     54,751               3,616           6.6
    U.S. Government mortgage-backed
      pass-through certificates                                        79,548               4,839           6.1
    States of the U.S. and political
      subdivisions (1) (2)                                             10,778                 768           7.1
    Other securities (1)                                                3,166                 220           6.9
                                                                     --------            --------
                 Total investment securities (1)                      148,243               9,443           6.4
   Loans (1) (2) (4)                                                  147,263              13,631           9.3
                                                                     --------            --------
                   Total interest-earning assets                     $304,225            $ 23,362           7.7%
                                                                     ========            ========


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                 $  53,452           $  1,485           2.8%
    Savings                                                             91,308              2,778           3.0
    Time                                                               115,785              5,765           5.0
                                                                     ---------           --------
                                  Total deposits                       260,545             10,028           3.8
                                                                     ---------           --------

  Short-term borrowings:
    U.S. Treasury interest-bearing
      demand note                                                          692                 20           2.9
    Federal funds purchased                                                -0-                -0-           -0-
      Securities sold under agreements
        to repurchase                                                    2,458                 79           3.2
                                                                      --------           --------
                     Total short-term borrowings                         3,150                 99           3.1
                                                                      --------           --------
              Total interest-bearing liabilities                      $263,695           $ 10,127           3.8%
                                                                      ========           ========

Net interest margin (3)                                                                  $ 13,235           4.4%
                                                                                         ========          =====

                                                 ANALYSIS OF NET INTEREST EARNINGS
                                                 ---------------------------------

                                                     (In Thousands of Dollars)


                                                                                         Interest        Average
                                                                       Average            Earned         Yield or
Year ended December 31, 1992                                         Outstanding         or Paid           Rate
- ----------------------------                                         -----------         --------        --------
Interest-earning assets:
  Interest-bearing deposits
    in other banks                                                   $    434            $     34        7.8%
  Federal funds sold                                                    7,654                 272        3.6
  Trading account securities                                              186                  14        7.5
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                     47,507               3,386        7.1
    U.S. Government mortgage-backed
      pass-through certificates                                        72,026               5,307        7.4
    States of the U.S. and political
      subdivisions (1) (2)                                              5,310                 453        8.5
    Other securities (1)                                                3,587                 280        7.8
                                                                     --------            --------
                 Total investment securities (1)                      128,430               9,426        7.3
   Loans (1) (2) (4)                                                  165,480              16,585       10.0
                                                                     --------            --------
                   Total interest-earning assets                     $302,184            $ 26,331        8.7%
                                                                     ========            ========


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                 $ 51,089            $  1,918        3.8%
    Savings                                                            81,636               3,211        3.9
    Time                                                              130,862               7,843        6.0
                                                                     --------            --------
                                  Total deposits                      263,587              12,972        4.9
                                                                     --------            --------

  Short-term borrowings:
    U.S. Treasury interest-bearing
      demand note                                                         608                  18        3.0
    Federal funds purchased                                               -0-                 -0-        -0-
    Securities sold under agreements
      to repurchase                                                     2,381                  89        3.7
                                                                     --------            --------
                     Total short-term borrowings                        2,989                 107        3.6
                                                                     --------            --------
              Total interest-bearing liabilities                     $266,576            $ 13,079        4.9%
                                                                     ========            ========

Net interest margin (3)                                                                  $ 13,252        4.4%
                                                                                         ========       =====

(1) The amounts are reflected on a fully taxable equivalent basis using the statutory tax rate of 34% in 1994, 1993 and 1992. Tax-free income from states of the U.S. and political subdivisions, other securities and loans amounted to $641, $14 and $206, respectively, for 1994; $474, $14 and $180, respectively, for 1993; $270, $14 and $104, respectively, for 1992.

(2) Average outstanding includes the average balance outstanding of all nonaccrual investment securities and loans. States and political subdivisions consist of average total principal adjusted for amortization of premium and accretion of discount less average allowance for estimated losses, and include both taxable and tax exempt securities. Loans consist of average total loans less average unearned income.

(3) Net interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.

(4) Interest earned on loans includes loan fees of $333 in 1994, $368 in 1993 and $334 in 1992.




                                                     RATE AND VOLUME ANALYSIS
                                                     ------------------------

                                                     (In Thousands of Dollars)




     The following tables analyze by rate and volume the dollar amount of changes in the components of the interest differential:
                                                                               1994 Change from 1993
                                                                         ---------------------------------
                                                                                       Change      Change
                                                                          Total        Due to      Due to
                                                                          Change       Volume       Rate
                                                                         --------     --------    --------
Interest Income
- ---------------
  Interest-bearing deposits in other banks                                $      6     $   21   $    (15)
  Federal funds sold                                                          (149)      (201)        52
  Trading account securities                                                    (6)       (14)         8
  Investment securities:
    U.S. Treasury and other U.S. Government
      agencies and corporations                                                811        799         12
    U.S. Government mortgage-backed
      pass-through certificates                                               (802)      (509)      (293)
    States of the U.S. and political
      subdivisions                                                             258        309        (51)
    Other securities                                                           (73)       (48)       (25)
                                                                          ---------  ---------  ---------
                       Total investment securities                             194        551       (357)
  Loans                                                                       (484)        94       (578)
                                                                          ---------  ---------  ---------
                             Total interest income                        $   (439)  $    451   $   (890)
                                                                          =========  =========  =========


Interest Expense
- ----------------
  Deposits:
    Interest-bearing demand deposits                                      $   (248)  $    (55)  $   (193)
    Savings                                                                   (192)       112       (304)
    Time                                                                      (216)      (133)       (83)
                                                                          ---------  ---------   --------
                                    Total deposits                            (656)       (76)      (580)
                                                                          ---------  ---------   --------
  Short-term borrowings:
    U.S. Treasury interest-bearing
      demand note                                                                4         (2)         6
    Federal funds purchased                                                     22         22          0
    Securities sold under agreements
      to repurchase                                                              1         (3)         4
                                                                          ---------   --------  ---------
                       Total short-term borrowings                              27         17         10
                                                                          ---------   --------  ---------
                            Total interest expense                        $   (629)   $   (59)  $   (570)
                                                                          =========   ========  =========

The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.





                                                     RATE AND VOLUME ANALYSIS
                                                     ------------------------

                                                     (In Thousands of Dollars)


                                                                                  1993 Change from 1992
                                                                          ---------------------------------------
                                                                                          Change          Change
                                                                           Total          Due to          Due to
                                                                           Change         Volume           Rate
                                                                          --------       --------        --------
Interest Income
- ---------------
  Interest-bearing deposits in other banks                                $    (22)      $    (34)       $     12
  Federal funds sold                                                           (28)            14             (42)
  Trading account securities                                                    18             22              (4)
  Investment securities:
    U.S. Treasury and other U.S. Government
      agencies and corporations                                                230            491            (261)
    U.S. Government mortgage-backed
      pass-through certificates                                               (468)           518            (986)
    States of the U.S. and political
      subdivisions                                                             315            400             (85)
    Other securities                                                           (60)           (31)            (29)
                                                                          ---------      ---------       ---------
                       Total investment securities                              17          1,378          (1,361)
   Loans                                                                    (2,954)        (1,743)         (1,211)
                                                                          ---------      ---------       ---------
                             Total interest income                        $ (2,969)      $   (363)       $ (2,606)
                                                                          =========      =========       =========


Interest Expense
- ----------------
  Deposits:
    Interest-bearing demand deposits                                      $   (433)      $     86        $   (519)
    Savings                                                                   (433)           351            (784)
    Time                                                                    (2,078)          (842)         (1,236)
                                                                          ---------      ---------       ---------
                                    Total deposits                          (2,944)          (405)         (2,539)
                                                                          ---------      ---------       ---------
  Short-term borrowings:
    U.S. Treasury interest-bearing
      demand note                                                                2              2               0
    Federal funds purchased                                                      0              0               0
    Securities sold under agreements
      to repurchase                                                            (10)             3             (13)
                                                                          ---------      ---------       ---------
                       Total short-term borrowings                              (8)             5             (13)
                                                                          ---------      ---------       ---------
                            Total interest expense                        $ (2,952)      $   (400)       $ (2,552)
                                                                          =========      =========       =========

II. INVESTMENT PORTFOLIO
- ------------------------

     The following table shows the book value of investment securities by type of obligation at the dates indicated:

                          (In Thousands of Dollars)

                                                           December 31,
                                                   -------------------------------

                                                      1994       1993       1992
                                                   --------    -------    --------
U.S. Treasury and other U.S. Government
  agencies and corporations                        $ 65,777    $ 59,007   $ 53,339
U.S. Government mortgage-backed
  pass-through certificates                          65,590      77,768     74,646
States of the U.S. and political subdivision         15,285      14,488      5,873
Other Securities                                      2,324       2,524      3,232
                                                   --------    --------   --------
                                                   $148,976    $153,787   $137,090
                                                   ========    ========   ========





     A summary of securities held at December 31, 1994, classified according to the earlier of next repricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          (In Thousands of Dollars)



                                                              December 31, 1994
                                                    --------------------------------------
                                                      Book                  Weighted
Type and Maturity Grouping                           Value              Average Yield  (1)
- --------------------------                          --------            ------------------
U.S. Treasury and other U.S. Government
agencies and corporations:
  Maturing within one year                          $  8,024                     6.92%
  Maturing after one year but within five years       27,977                     6.46
  Maturing after five years but within ten years      29,776                     7.40
  Maturing after ten years                               -0-                     0.00
                                                    --------                    ------
      Total U.S. Treasury and other U.S.
        Government agencies and corporations        $ 65,777                     6.94%
                                                    ========                    ======

U.S. Government mortgage-backed
pass-through certificates; REMICS & CMO's
  Maturing within one year                          $ 43,800                     5.33%
  Maturing after one year but within five years       14,081                     6.99
  Maturing after five years but within ten years       5,698                     8.03
  Maturing after ten years                             2,011                     8.03
                                                    --------                    ------
      Total U.S. Government mortgage-backed
        pass-through certificates, REMICS & CMO's   $ 65,590                     6.00%
                                                    ========                    ======

                          (In Thousands of Dollars)



                                                                               December 31, 1994
                                                                        ---------------------------------
                                                                          Book               Weighted
   Type and Maturity Grouping                                             Value         Average Yield (1)
   --------------------------                                           --------        -----------------
States of the U.S. and political subdivisions:
  Maturing within one year                                              $    770               9.70%
  Maturing after one year but within five years                            4,686               6.65
  Maturing after five years but within ten years                           9,265               6.97
  Maturing after ten years                                                   564               7.96
                                                                        --------              ------
        Total States of the U.S. and
          political subdivisions                                        $ 15,285               7.05%
                                                                        ========              ======


Other securities:
  Maturing within one year                                              $  1,980               6.64%
  Maturing after one year but within five years                              -0-               0.00
  Maturing after five years but within ten years                             -0-               0.00
  Maturing after ten years                                                   344               3.94
                                                                        --------              ------
        Total Other securities                                          $  2,324               6.24%
                                                                        ========              ======

(1) The weighted average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states of the U.S. and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 34% were $24, $92, $218 and $15 for the four ranges of maturities.


  Excluding obligations of the U.S. Treasury and other agencies and corporations of the U.S. government, there were no investment or mortgage-backed securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1994.

   As of December 31, 1994, there were $2,287 in callable U.S. Treasury Securities and $3,957 in callable U.S. Government Agencies, that are likely to be called within the next twelve months, given current and expected interest rate environments. However, these securities have been categorized according to their contractual maturities, with $1,996 scheduled to mature after one year but within five years and $4,248 scheduled to mature after five years but within ten years.

  Also, as of December 31, 1994, there were $2,079 in callable U.S. Government Agencies that, given current and expected interest rate environments, are likely to be called during the next 1-5 year period. These securities have also been categorized according to their contractual maturities, with $2,079 scheduled to mature after five years but within ten years.

III. LOAN PORTFOLIO (ALL DOMESTIC)
- ----------------------------------


                                          TYPES OF LOANS
                                          --------------

                                     (In Thousands of Dollars)


     The following schedule shows the types of loans at the dates indicated:

                                                                       December 31,
                                           ----------------------------------------------------------------------
                                             1994           1993            1992           1991            1990
                                           --------       --------        --------       --------        --------
1-4 Family residential
  mortgage                                 $ 66,069       $ 68,096        $ 71,085       $ 83,824        $ 85,943
Commercial mortgage                          37,554         35,014          37,385         41,252          42,761
Consumer loans                               17,247         14,539          18,975         26,109          33,061
Commercial loans                             15,101         12,898          10,963         13,832          16,945
Home equity loans                            12,854         13,403          12,426         10,802           8,211
1-4 Family residential
  mortgages held for sale                     1,855          1,877             889            -0-             -0-
                                           --------       --------        --------       --------        --------
                                           $150,680       $145,827        $151,723       $175,819        $186,921
                                           ========       ========        ========       ========        ========



           MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES
           -------------------------------------------------------

                          (In Thousands of Dollars)


     The following schedule sets forth maturities based on remaining scheduled repayments of principal or next repricing opportunity for various categories of loans listed above as of December 31, 1994:

                                            1 Year         1 to            1 to            Over
        Types of Loans                     or Less        5 Years         5 Years         Total
        --------------                     --------       --------        --------       --------
Commercial loans                           $  6,599       $  6,666        $  1,836       $ 15,101
Home Equity                                  12,854            -0-             -0-         12,854
                                           --------       --------        --------       --------
  Total loans (excluding
    mortgage and consumer loans)           $ 19,453       $  6,666        $  1,836       $ 27,955
                                           ========       ========        ========       ========

     The amounts of total loans (excluding mortgage and consumer loans) as of December 31, 1994, based on remaining scheduled repayments of principal, are shown in the following table:

                                                                           1 Year          Over
        Types of Loans                                                    or Less         1 Year          Total
        --------------                                                    --------       --------        --------
Floating or adjustable rates of interest                                  $ 14,885        $ 5,982        $ 20,867
Fixed rates of interest                                                      4,568          2,520           7,088
                                                                          --------       --------        --------
                                       Total loans                        $ 19,453       $  8,502        $ 27,955
                                                                          ========       ========        ========

                                                   RISK ELEMENTS
                                                   -------------
                                             (In Thousands of Dollars)

     The following table sets forth aggregate loans in each of the following categories for the years indicated:

                                                                        December 31,
                                           ----------------------------------------------------------------------
                                             1994           1993            1992           1991            1990
                                           --------       --------        --------       --------        --------
Loans accounted for on a
  nonaccrual basis                         $  1,909       $  1,652        $  1,979       $  3,315        $  3,350

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                        14            353             201            251             105

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)                 205            573           1,222          1,084           1,902

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of December 31, 1994.


                           (In Thousands of Dollars)
Gross interest income that would have been recorded
  if the loans had been current in accordance with
  their original terms                                           $236

Interest income included in income on the loans                   124

     A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. Once a loan is charged-off, any interest that may be accrued and not collected on the loan is charged against earnings.

     As of December 31, 1994, there are $2,416 in loans, not included in the above categories, which may be considered potential problem loans. Management has established specific allocations of the allowance for loan loss of $350, which it considers adequate, based on current information, to cover potential loss related to these credits.

     Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     As of December 31, 1994, the Bank had $124 in investment securities accounted for on a nonaccrual basis. On February 15, 1994 a pre-refunded, escrowed municipal bond with a par value of $100 issued by Northeast Randolph County, Alabama, was placed on nonaccrual status by the Bank. These bonds were pre-refunded with U.S. treasury securities financed by a subsequent bond issue of Northern Randolph County, Alabama, which has since defaulted. Holders of this issue have filed suit, seeking to have the escrow unwound with proceeds distributed to the claimants. The bond trustee has suspended interest payments pending a ruling from the court on this matter. The probability of an unfavorable outcome regarding this litigation cannot be ascertained at this time; management is unable to determine if any write-down will be required.

     On December 31, 1992 the Bank had investment securities with a carrying value of $74, and a par value of $500 accounted for on a nonaccrual basis. During 1993, the LTV Corporation reached an agreement with its creditors and emerged from chapter XI bankruptcy proceedings. As a result of the settlement, in which the Bank received cash, common stock and other securities in exchange for its debt securities of the LTV Corporation, the bank realized a gain of $106 on LTV related securities in its investment portfolio.

IV. SUMMARY OF LOAN LOSS EXPERIENCE
- -----------------------------------

     The following is an analysis of the allowance for loan losses for the periods indicated:

                          (In Thousands of Dollars)


                                                                         December 31,
                                           ----------------------------------------------------------------------
                                               1994          1993            1992           1991            1990
                                           ---------      --------        --------       --------        --------
Balance at beginning of year                $ 3,139       $ 3,415         $ 3,203        $ 2,987         $ 1,865
Loan losses:
  1 - 4 Family residential
    mortgage                                    (72)         (172)           (108)          (160)           (216)
  Commercial mortgage                           (27)          (42)           (834)          (195)           (456)
  Consumer loans                               (141)         (271)           (438)          (792)         (1,375)
  Commercial loans                              (48)         (123)           (198)          (187)           (633)
  Home equity loans                             -0-            (7)            (18)           -0-             -0-
                                           ---------      --------        --------       --------        --------

                                               (288)         (615)         (1,596)        (1,334)         (2,680)
                                           ---------      --------        --------       --------        --------
Recoveries on previous
loan losses:
  1 - 4 Family residential
    mortgage                                      4            26              55             17              24
  Commercial mortgage                             6            28               6            -0-             -0-
  Consumer loans                                156           202             273            321             582
  Commercial loans                               64            83              24             32              27
                                           ---------      --------        --------       --------        --------

                                                230           339             358            370             633
                                           ---------      --------        --------       --------        --------
Net loan losses                                 (58)         (276)         (1,238)          (964)         (2,047)
                                           ---------      --------        --------       --------        --------

Provision charged to
  operations                                    -0-           -0-           1,450          1,180           3,169
                                           ---------      --------        --------       --------        --------
Balance at end of year                      $ 3,081       $ 3,139         $ 3,415        $ 3,203         $ 2,987
                                           ========       ========        ========       ========        ========

Ratio of net loan losses to
  average loans outstanding                  .04%           .19%            .75%           .53%           1.07%
                                            =====          =====           =====          =====          ========





     For each of the periods presented above, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience, the status of past due interest and principal payments, the quality of financial information supplied by the customers and the general economic conditions present in the corporation's lending area.

     The following is an allocation of the allowance for loan losses. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated:


                         (In Thousands of Dollars)

                                                                        December 31,
                                           ----------------------------------------------------------------------
       Types of Loans                        1994           1993            1992           1991            1990
       --------------                      --------       --------        --------       --------        --------
1 - 4 Family residential
  mortgage                                 $   385        $    405        $    437       $   419         $    216
Commercial mortgage                          1,223           1,029           1,157           997              681
Consumer loans                                 407             424             591         1,019            1,028
Commercial loans                               207             192             210           235              178
Home equity loans                               63              67              62            52               20
Unallocated portion                            796           1,022             958           481              864
                                           -------        --------        --------       --------        --------
                                           $ 3,081        $  3,139        $  3,415       $ 3,203         $  2,987
                                           =======        ========        ========       ========        ========

     The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in l995 will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.


     The percentage of loans in each category to total loans is shown in the following table:

                                                               December 31,
                                           ----------------------------------------------------------------------
       Types of Loans                        1994           1993            1992           1991            1990
       --------------                      --------       --------        --------       --------        --------
1 - 4 Family residential
  mortgage                                   45.1%          48.0%          47.4%           47.7%           46.0%
Commercial mortgage                          24.9           24.0           24.7            23.5            22.9
Consumer loans                               11.5           10.0           12.5            14.8            17.7
Commercial loans                             10.0            8.8            7.2             7.9             9.0
Home equity loans                             8.5            9.2            8.2             6.1             4.4
                                            ------        -------         ------         -------         -------
                                            100.0%         100.0%         100.0%          100.0%          100.0%
                                            ======        =======         ======         =======         =======





                     LOAN COMMITMENTS AND LINES OF CREDIT
                     ------------------------------------

     In the normal course of business, the bank subsidiary has extended various commitments for credit. Commitments for mortgages, revolving lines of credit and letters of credit generally are extended for a period of one month up to one year. Normally, no fees are charged on any unused portion. A fee of 1% is typically charged for the issuance of a letter of credit.

V. DEPOSITS (ALL DOMESTIC)
- --------------------------

     The following table shows the classification of average deposits for the periods indicated:

                         (In Thousands of Dollars)

          Average Balance                                                   1994           1993            1992
          ---------------                                                 --------       --------        --------
Noninterest-bearing demand deposits                                       $ 29,783      $ 25,927         $ 23,227
Interest-bearing demand deposits                                            51,392        53,452           51,089
Savings                                                                     95,096        91,308           81,636
Time deposits                                                              113,101       115,785          130,862
                                                                          --------      --------         --------
                            Total average deposits                        $289,372      $286,472         $286,814
                                                                          ========      ========         ========


     The following shows the average rate paid on the following deposit categories for the periods indicated:

          Type                                                              1994           1993            1992
          ----                                                            --------       --------        --------
Interest-bearing demand deposits                                            2.4%          2.8%             3.8%
Savings                                                                     2.7           3.0              3.9
Time deposits                                                               4.9           5.0              6.0



     A summary of time deposits of $l00,000 or more as of December 31, 1994 by maturity range is shown below:

                          (In Thousands of Dollars)

                                                                Other
                                                Certificates     Time
                                                 of Deposit    Deposits    Total
                                                ------------   --------   --------
3 months or less remaining until maturity         $  6,258     $  1,313   $  7,571
3 to 6 months remaining until maturity               2,997          -0-      2,997
6 to 12 months remaining until maturity              5,270          -0-      5,270
Over 12 months remaining until maturity              3,702        1,301      5,003
                                                  --------     --------   --------
                               Total outstanding  $ 18,227     $  2,614   $ 20,841
                                                  ========     ========   ========

VI. RETURN ON EQUITY AND ASSETS
- -------------------------------

     Information for the years indicated is as follows:

                                                                                   1994         1993         1992
                                                                                  ------       ------       ------
Return on average total assets                                                     1.0%          .7%           .9%
Return on average equity                                                          11.0          8.8          12.0
Dividend payout ratio                                                             26.9         21.4          15.1
Average equity to average total assets                                             8.7%         8.0%          7.3%
                                                                                 ======       ======       =======

Item 2.  Properties
- -------  ----------

                         CORTLAND BANCORPS' PROPERTY
                         ---------------------------

     Cortland Bancorp owns no property. Operations are conducted at 194 West Main Street, Cortland, Ohio.

                          CORTLAND BANKS' PROPERTY
                          ------------------------

     Cortland Banks' main office (as described in its charter) is located at 194 West Main Street, Cortland, Ohio. Administrative offices are located at the main office. The other offices are:

   Popular Name                              Address
   ------------                              -------
Brookfield Office            7325 Warren-Sharon Road, Brookfield, Ohio
Vienna Office                4434 Warren-Sharon Road, Vienna, Ohio
Windham Office               9690 East Center Street, Windham, Ohio
Bristol Office               6090 State Route 45, Bristolville, Ohio
Williamsfield Office         State Routes 322 and 7, Williamsfield, Ohio
Hiram Office                 6821 Wakefield Road, Hiram, Ohio
Warren Office                2935 Elm Road, Warren, Ohio
Hubbard Office               890 West Liberty Street, Hubbard, Ohio
Mantua Office                10521 Main Street, Mantua, Ohio

     The Brookfield, Windham, Hubbard and Mantua Offices are leased, while all of the other above offices are owned by Cortland Banks.

Item 3.  Legal Proceedings
- -------  -----------------

     The subsidiary Bank was a defendant in a consumer class action lawsuit, filed on June 8, 1990 in the Court of Common Pleas of Fayette County, Pennsylvania involving the demise of a campground real estate development known as Alpine Valley Resorts, Inc. While the Bank denied liability, it negotiated a settlement agreement dated February 2, 1994. Payment on the settlement, which was fully provided for as of December 31, 1993, was fully disbursed during the quarter ended June 30, 1994.

     The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.




Executive Officers of the Registrant
- ------------------------------------

     The names, ages and positions of the executive officers as of March 7, 1995 are as follows:

            Name                       Age                  Position Held
            ----                       ---                  -------------
     Rodger W. Platt                   59              Chairman of the Board,
                                                         President and Director
     Dennis E. Linville                44              Executive Vice President,
                                                         Secretary and Director
     Lawrence A. Fantauzzi             47              Controller/Treasurer

     All of the officers listed above will hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified.





Principal Occupation and Business Experience of Executive Officers
- ------------------------------------------------------------------

     During the past five years the business experience of each of the executive officers has been as follows:

     Rodger W. Platt has been Chairman of the Board of Cortland Bancorp and the subsidiary bank since November 1987. He became Chairman of the Board of New Resources Leasing Company in December of 1988. He has been a Director and President of Cortland Bancorp since its formation in April of 1985. He has been a Director of the subsidiary bank since 1974 and has been President since 1976.

     Dennis E. Linville has been Executive Vice President of Cortland Bancorp and the subsidiary bank since November 1987. He became a Director of the subsidiary bank in June of 1989. He has been a Director of Cortland Bancorp and New Resources Leasing Company since December 1988. He has been the Secretary of Cortland Bancorp since 1985 and has been Vice President and Secretary of the subsidiary bank since 1984.

     Lawrence A. Fantauzzi has been the Controller of Cortland Bancorp and the subsidiary bank since April 1987. He became Treasurer of Cortland Bancorp in December 1992.

                                PART II
                                -------


     Information relating to Items 5, 6, 7 and 8 is set forth in the Corporation's 1994 Annual Report to Shareholders under the captions and on the pages indicated below and is incorporated herein by reference:

                                                                Pages in 1994
                                                                Annual Report
         Caption in 1994 Annual Report to Shareholders         to Shareholders
         ---------------------------------------------         ---------------
Item 5.    Market for Registrant's Common Equity and
- -------    -----------------------------------------
           Related Shareholder Matters                                40
           ---------------------------

           Discussion of Dividend Restrictions                        23
           ------------------------------------

Item 6.    Selected Financial Data                                    24
- -------    -----------------------

Item 7.    Management's Discussion and Analysis of
- -------    ---------------------------------------
           Financial Condition and Results of Operations              27
           ---------------------------------------------

Item 8.    Financial Statements and Accompanying Information           5
- -------    -------------------------------------------------




Item 9.    Changes in and Disagreements with Accountants
- -------    ---------------------------------------------
           on Accounting and Financial Disclosures
           ---------------------------------------


(a) (1) (i)       Crowe Chizek, the independent accounting firm engaged as the principal accountants to audit Cortland Bancorp's financial statements for the two years ended December 31, 1993 and
                  1992, was informed on February 22, 1994 that they were being dismissed as of the completion of their audit of the December
                  31, 1993 financial statements.

(a) (1) (ii)      The former accountant's report on financial statements for the years ended December 31, 1993 and 1992 did not contain any adverse opinions, disclaimers nor were they qualified as to uncertainty.

(a) (1) (iii)     The decision to change accounting firms was made by the
                  Audit Committee of the Board of Directors, at a meeting held on February 8, 1994.

(a) (1) (iv)      During the two most recent fiscal years and the subsequent period to date, there have not been any disagreements with the former accountants on any matters of audit, accounting
                  principles or practices, financial statement disclosures, or audit scope or procedures.

(a) (2) At a meeting held on February 8, 1994, the Board of Directors of Cortland Bancorp engaged the accounting firm of Packer
                  Thomas & Company to serve as independent public accountants for Cortland Bancorp for the twelve month periods ending December
                  31, 1994 through 1996. The newly engaged accountants were not consulted prior to engagement on the application of any accounting principles or the type of opinion that it might have rendered on the Corporation's financial statements.

(a) (3) Cortland Bancorp has requested the former accountant to furnish it with a letter addressed to the Commission stating that it agrees with the statements made by Cortland Bancorp in response to this item and, if not, stating the respects in which the former accountant does not agree. Such letter was filed with the commission on February 26, 1994.

                                  PART III
                                  --------




Item 10.  Directors and Executive Officers of the Registrant
- --------  --------------------------------------------------

     Information relating to directors of the Corporation will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 1995. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is set forth in Part I. Pages 3-6





Item 11.  Executive Compensation
- --------  ----------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 1995. Such information is incorporated herein by reference. Pages 6-9





Item 12.  Security Ownership of Certain Beneficial Owners and Management
- --------  --------------------------------------------------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 1995. Such information is incorporated herein by reference. Page 2





Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, l995. Such information is incorporated herein by reference. Page 12





                                     III-1

                                   PART IV
                                   -------




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------  ---------------------------------------------------------------


(a) 1. Financial Statements
       --------------------

       Included in Part II of this report:

            Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation's 1994 Annual Report to Shareholders and is incorporated by reference in Part II of this report.


(a) 2. Financial Statement Schedules
       -----------------------------

       Included in Part IV of this report as Exhibit 23:

            Independent Accountants' Consent

            Schedules:
                 All schedules are omitted because they are not applicable.


(a) 3. Exhibits
       --------

       The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-3 hereof and is incorporated herein by reference.


(b)    Report on Form 8-K
       ------------------

       No reports on Form 8-K were filed for the three months ended December 31, 1994.

                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORTLAND BANCORP


    March 7, 1995                       By  Rodger W. Platt, President
- ----------------------                      ------------------------------
        Date


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        Chairman of the Board,
Rodger W. Platt                         President and Director                    March 7, 1995
- --------------------------------                                                ------------------
                                                                                Date

                                        Executive Vice
                                        President, Secretary
Dennis E. Linville                      and Director                              March 7, 1995
- --------------------------------                                                -------------------
                                                                                Date

P. Bennett Bowers                       Director                                  March 7, 1995
- --------------------------------                                                -------------------
                                                                                Date

David C. Cole                           Director                                  March 7, 1995
- --------------------------------                                                --------------------
                                                                                Date

George E. Gessner                       Director                                  March 7, 1995
- --------------------------------                                                -------------------
                                                                                Date

William A. Hagood                       Director                                  March 7, 1995
- --------------------------------                                                -------------------
                                                                                Date

James E. Hoffman, III                   Director                                  March 7, 1995
- --------------------------------                                                -------------------
                                                                                Date

Richard L. Hoover                       Director                                  March 7, 1995
- --------------------------------                                                -------------------
                                                                                Date

K. Ray Mahan                            Director                                  March 7, 1995
- --------------------------------                                                -------------------
                                                                                Date

Timothy K. Woofter                      Director                                  March 7, 1995
- --------------------------------                                                -------------------
                                                                                Date

Lawrence A. Fantauzzi                   Controller/Treasurer                      March 7, 1995
- --------------------------------                                                -------------------
                                                                                Date

                              INDEX TO EXHIBITS
                              -----------------



     The following exhibits are filed or incorporated by reference as part of this report:

 3.1. Articles of Incorporation of the Corporation as currently in effect and any amendments thereto (incorporated by reference to Exhibit 3 of the Corporation's Report on Form S-1 filed February 5, 1988).

 3.2. Bylaws of the Corporation as currently in effect and any amendments thereto (incorporated by reference to Exhibit 3a of the Corporation's Report on Form S-1 filed February 5, l988).

  4 The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Bylaws as referenced in 3.1. and 3.2.

 11    Statement regarding computation of earnings per share (filed herewith).

 13    Annual Report to security holders (filed herewith).

 21    Subsidiaries of the Registrant (filed herewith).

 23 Consents of experts and counsel - Consent of independent accountants (filed herewith).

 27    Financial Data Schedule (filed herewith).

    Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Dennis E. Linville, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.