Form 10-Q
period 1995-03-31
CORTLAND BANCORP INC
filed 1995-05-15
CIK 774569

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1995
                               -----------------

                         Commission file number 0-13814
                                                -------

                               Cortland Bancorp
- - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                     34-1451118
- - ------------------------------          -------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)             Number)


                     194 West Main Street, Cortland, Ohio  44410
- - -----------------------------------------------------------------------------
              (Address of principal executive offices)  (zip Code)


                                  (216) 637-8040
- - -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO
   -----    -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at May 8, 1995
         -----                          --------------------------
Common Stock, No Par Value                    989,356 Shares
- - --------------------------                    --------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements (unaudited)
- - ------   -------------------------------

         Cortland Bancorp and Subsidiaries:
          Consolidated Balance Sheets - March 31,
          1995 and December 31, 1994                               2

          Consolidated Statements of Income - Three
          months ended March 31, 1995 and 1994                     3

          Consolidated Statements of Cash Flows -
          Three months ended March 31, 1995 and 1994               4

          Notes to Consolidated Financial Statements -
          March 31, 1995                                      5 - 12

Item 2.  Management's Discussion and Analysis of
- - -------  ---------------------------------------
         Financial Condition and Results of Operations       13 - 17
         ---------------------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal proceedings                                        18
- - -------  -----------------

Item 2.  Changes in Securities                                    18
- - -------  ---------------------

Item 3.  Defaults Upon Senior Securities                          18
- - -------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders      18
- - -------  ---------------------------------------------------

Item 5.  Other Information                                        18
- - -------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                         19
- - -------  --------------------------------

Signatures                                                        20
- - ----------



                       CORTLAND BANCORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                  (Amounts in thousands except per share data)

                                                                 MARCH 31,       DECEMBER 31,
                                                                   1995              1994
                                                               ------------      ------------
ASSETS
Cash and due from banks                                              $8,915           $11,567
Federal funds sold                                                      100                 0
                                                               ------------      ------------
    Total cash and cash equivalents                                   9,015            11,567

Investment securities available for sale  (Note 3)                   70,581            69,573
Investment securities held to maturity
  (Approximate market value of $76,389 in 1995                       78,432            79,403
    and $74,806 in 1994) (Note 3)
Total loans (Note 4)                                                150,931           150,680
  Less allowance for loan losses (Note 4)                            (3,125)           (3,081)
                                                               ------------      ------------
    Net loans                                                       147,806           147,599
                                                               ------------      ------------
Premises and equipment                                                6,392             6,475
Other assets                                                          5,613             5,744
                                                               ------------      ------------

      Total assets                                                 $317,839          $320,361
                                                               ============      ============
LIABILITIES
Noninterest-bearing deposits                                        $31,141           $34,358
Interest-bearing deposits                                           254,211           250,317
                                                               ------------      ------------
  Total deposits                                                    285,352           284,675
Short-term borrowing                                                  2,037             7,091
Other liabilities                                                       952             1,074
                                                               ------------      ------------
      Total liabilities                                             288,341           292,840
                                                               ------------      ------------
SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized
5,000,000 shares; issued 988,742 shares
in 1995 and 977,971 in 1994                                           4,944             4,890
Additional paid in capital                                            8,260             8,028
Retained earnings                                                    17,105            16,292
Net unrealized loss on available for sale
  debt securities and marketable equity securities                     (811)           (1,689)
                                                               ------------      ------------
      Total shareholders' equity                                     29,498            27,521
                                                               ------------      ------------
      Total liabilities and shareholders' equity                   $317,839          $320,361
                                                               ============      ============



                                    See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                       CORTLAND BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               (Amounts in thousands, except for per share data)

                                                                                   THREE
                                                                               MONTHS ENDED
                                                                                 MARCH 31,
                                                                             ------------------
                                                                              1995        1994
                                                                             ------      ------
INTEREST INCOME
 Interest and fees on loans                                                  $3,421      $3,195
 Interest and dividends on investment securities:
    Taxable interest income                                                   1,147         985
    Nontaxable interest income                                                  169         163
    Dividends                                                                    31          31
 Interest on mortgage-backed securities                                       1,018       1,020
 Interest on trading account securities                                           0          20
 Other interest income                                                            0          40
                                                                             ------      ------
     Total interest income                                                    5,786       5,454
                                                                             ------      ------
INTEREST EXPENSE
   Deposits                                                                   2,436       2,271
   Short-term borrowings                                                         76          22
                                                                             ------      ------
     Total interest expense                                                   2,512       2,293
                                                                             ------      ------
       Net interest income                                                    3,274       3,161

PROVISION  FOR LOAN LOSSES                                                        0           0
                                                                             ------      ------
       Net interest income after provision
        for loan losses                                                       3,274       3,161
                                                                             ------      ------

OTHER INCOME
   Fees for other customer services                                             229         240
   Gain on sale of loans                                                         55           3
   Trading securities gain (loss)                                                 0           9
   Investment securities gains                                                    1           2
   Gain (loss) on the sale of other real estate                                 (13)         49
   Other operating income                                                        73          31
                                                                             ------      ------
     Total other income                                                         345         334
                                                                             ------      ------

OTHER EXPENSES
   Salaries and employee benefits                                             1,227       1,198
   Net occupancy expense                                                        142         146
   Equipment expense                                                            235         214
   State and local taxes                                                        106         100
   FDIC assessment                                                              161         162
   Office supplies                                                              118          97
   Marketing expense                                                             56          70
   Collection, repossession and foreclosure expenses                             23          38
   Legal expense                                                                 77          62
   Other operating expenses                                                     308         262
                                                                             ------      ------
     Total other expenses                                                     2,453       2,349
                                                                             ------      ------

     Income before federal income taxes                                       1,166       1,146

FEDERAL INCOME TAXES                                                            353         329
                                                                             ------      ------
NET INCOME                                                                     $813        $817
                                                                             ======      ======

EARNINGS PER COMMON SHARE (Note 6)                                            $0.82       $0.84
                                                                             ======      ======

                                       See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries



                       CORTLAND BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (Amounts in thousands except per share data)





                                                                               FOR THE
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         ------------------
                                                                          1995        1994
                                                                         ------      ------
NET CASH FROM OPERATING ACTIVITIES                                       $1,702        $723

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                                (222)     (1,546)
   Purchases of securities available for sale                            (1,765)     (8,081)
   Proceeds from call, maturity  and principal
     payments on securities available for sale                            1,954       8,817
   Proceeds from call, maturity  and principal
     payments on securities held to maturity                              1,102       1,159
   Net increase in loans made to customers                               (1,169)       (761)
   Proceeds from disposition  of other real estate                           12         246
   Proceeds from sale of loans                                               36          39
   Net increase in time deposits of other banks                               0      (1,709)
   Purchase of premises and equipment                                      (111)     (1,373)
                                                                         ------      ------
   Net cash from investing acitivities                                     (163)     (3,209)
                                                                         ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposit accounts                              677      (1,143)
   Net decrease in short term borrowings                                 (5,054)       (588)
   Proceeds from sale of common stock                                       286         174
                                                                         ------      ------
   Net cash from financing activities                                    (4,091)     (1,557)
                                                                         ------      ------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                               (2,552)     (4,043)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                   11,567      13,047
                                                                         ------      ------
                                                                         $9,015      $9,004
                                                                         ======      ======
SUPPLEMENTAL DISCLOSURES
   Interest paid                                                         $2,508      $2,306
   Income taxes paid                                                         $0        $490




                                    See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

         2.)     Reclassifications:

         The financial statements for 1994 have been reclassified to conform with the presentation for 1995. Such reclassifications had no effect on the net results of operations.

         3.)     Investment Securities:


         Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so. Trading securities are principally held with the intention of selling in the near term.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization or accretion included in interest income. Securities available for sale are carried at fair value using the specific identification method. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders' equity, net of tax effects. Changes in fair values of trading securities are reported in the Consolidated Statements of Income. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

     During the quarter ended March 31, 1995, $10 of municipal housing bonds classified as held to maturity were called by the issuer due to mortgage prepayments, resulting in losses of less than $1. No securities were sold during the quarter.

     On February 15, 1994 a pre-refunded, escrowed municipal bond with a par value of $100 and a current book value of $124, issued by Northeast Randolph County, Alabama, was placed on nonaccrual status by the Bank. These bonds were pre-refunded with U.S. treasury securities financed by a subsequent bond issue of Northern Randolph County, Alabama, which has since defaulted. Holders of this previously defaulted issue have filed suit, seeking to have the escrow unwound with proceeds distributed to the claimants. The bond trustee has suspended interest payments pending a ruling from the court on this matter. The probability of an unfavorable outcome regarding this litigation cannot be ascertained at this time. Accordingly, management is unable to determine if any writedown will be required of the bond.

         Securities available for sale, carried at fair value, totalled $70,581 representing 47.4% of all investment securities, providing an adequate level of liquidity in management's opinion.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in Thousands)

         The amortized cost and estimated market value of debt securities at March 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 ESTIMATED
                                                 ----------
Securities available       AMORTIZED COST        FAIR VALUE
- - --------------------      ----------------   ------------------
   for sale                   3-31-95              3-31-95
   --------                   -------              -------
Due in one year or less      $  4,983              $  4,975
Due after one year
 through five years            18,186                18,113
Due after five years
 through ten years              5,483                 5,534
Due after ten years             1,914                 1,910
                             --------              --------
                               30,566                30,532
Mortgage-Backed Securities     38,597                38,151
                             --------              --------
                             $ 69,163              $ 68,683
                             ========              ========
                                                 ESTIMATED
                                                 ----------
Securities held            AMORTIZED COST        FAIR VALUE
- - --------------------      ----------------   ------------------
   to maturity                3-31-95              3-31-95
   -----------                -------              -------
Due in one year or less       $   435               $   438
Due after one year
 through five years            17,713                17,406
Due after five years
 through ten years             32,695                31,935
Due after ten years               967                   898
                              -------               -------
                               51,810                50,677
Mortgage-Based Securities      26,498                25,599
Securities in default             124                   113
                              -------               -------
                              $78,432               $76,389
                              =======               =======



         Investment securities with a market value of approximately   $26,991
at March 31, 1995 and a carrying value of $27,029 at December 31, 1994 were pledged to secure deposits and for other purposes.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in Thousands)


The amortized cost and estimated fair value of investment securities available for sale and held to maturity as of March 31, 1995, are as follows:


Investment
- - -----------
Securities available               GROSS       GROSS      ESTIMATED
- - --------------------  AMORTIZED  UNREALIZED  UNREALIZED     FAIR
for sale                COST       GAINS       LOSSES       VALUE
- - --------              ---------  ----------  ----------   ---------
U.S. Treasury
 securities           $ 16,798      $  34       $ 122      $ 16,710
U.S. Government
 agencies and
 corporations           13,292        120          66        13,346
Mortgage-backed
 and related
 securities             38,597        189         635        38,151
Corporate securities       250        -0-         -0-           250
Other debt securities      226        -0-         -0-           226
                      --------   --------    --------      --------
Total debt securities   69,163        343         823        68,683
Marketable equity
 securities              2,216          8         326         1,898
                      --------   --------    --------      --------
    Total available
      for sale        $ 71,379   $    351    $  1,149      $ 70,581
                      ========   ========    ========      ========

Investment
- - -----------
Securities held                    GROSS       GROSS      ESTIMATED
- - --------------------  AMORTIZED  UNREALIZED  UNREALIZED     FAIR
to maturity             COST       GAINS       LOSSES       VALUE
- - --------              ---------  ----------  ----------   ---------

U.S. Treasury
 securities             11,994          2         260        11,736
U.S. Government
 agencies and
 corporations           24,820         62         570        24,312
Obligations of
 states and
 political
 subdivisions           15,120         67         445        14,742
Mortgage-backed and
 related securities     26,498         10         909        25,599
                     ---------   --------    --------      --------
    Total held to
      maturity       $  78,432   $    141    $  2,184      $ 76,389
                     =========   ========    ========      ========



                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------

                             (Dollars in Thousands)




The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and held to maturity as of December
31, 1994:


Investment
- - -----------
Securities available               GROSS       GROSS      ESTIMATED
- - --------------------  AMORTIZED  UNREALIZED  UNREALIZED     FAIR
for sale                COST       GAINS       LOSSES       VALUE
- - --------              ---------  ----------  ----------   ---------

U.S. Treasury
  securities           $ 17,338   $     17    $    341    $ 17,014
U.S. Government
  agencies and
  corporation            11,816         15         189      11,642
Mortgage-backed
  and related
  securities             39,824         83       1,314      38,593
Corporate securities        250                                250
Other debt securities       226                                226
                       --------   --------    --------    --------
Total debt securities    69,454        115       1,844      67,725
Marketable equity
  securities              2,170          7         329       1,848
                       --------   --------    --------    --------
    Total available
      for sale         $ 71,624   $    122    $  2,173    $ 69,573
                       ========   ========    ========    ========
Investment
- - -----------
Securities held                    GROSS       GROSS      ESTIMATED
- - --------------------  AMORTIZED  UNREALIZED  UNREALIZED     FAIR
to maturity             COST       GAINS       LOSSES       VALUE
- - --------              ---------  ----------  ----------   ---------

U.S. Treasury
  securities           $ 12,519   $           $    563    $ 11,956
U.S. Government
  agencies and
  corporation            24,602                  1,346      23,256
Obligations of states
  and political
  subdivisions           15,285         24         834      14,475
Mortgage-backed and
 related securities      26,997          1       1,879      25,119
                       --------   --------    --------    --------
    Total held to
      maturity         $ 79,403   $     25    $  4,622    $ 74,806
                       ========   ========    ========    ========



                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in Thousands)

         4.) Concentration of Credit Risk and Off Balance Sheet Risk:

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                  CONTRACT OR
                                               ------------------
                                                 NOTIONAL AMOUNT
                                               ------------------
                                               3-31-95   12-31-94
                                               -------   --------
Financial instruments whose contract
amount represents credit risk:
    Commitments to extend credit
         Fixed rate                            $ 4,928    $ 4,806
         Variable                               22,514     18,471
    Standby letters of credit                      324        392


         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Generally these financial arrangements have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount and nature of collateral obtained, if any, is based on management's credit evaluation.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                             (Dollars in Thousands)

         Most of the Company's business activity is conducted with customers located within Northeastern Ohio, where the Company maintains a network of ten offices serving three counties. (The Company will open an eleventh office, de novo, during the third quarter of 1995 in the community of Niles, Ohio located in southern Trumbull County.) The Company grants residential, consumer and commercial loans, and also leases assets, to customers located primarily in its immediate lending area.

         The following represents the composition of the loan portfolio  at
March 31, 1995 and December 31, 1994:
                                         3-31-95   12-31-94
                                         -------   --------
   1-4 Family residential mortgages        45.3%     45.1%
   Commercial mortgages                    24.2%     24.9%
   Consumer loans                          12.3%     11.5%
   Commercial loans                         9.9%     10.0%
   Home equity loans                        8.3%      8.5%

         Included in 1-4 Family residential mortgages as of March 31, 1995 are $964 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1994 totaled $1,855. The estimated market value of these loans approximates their carrying value.

         The following is an analysis of changes in the allowance for loan losses at March 31, 1995 and March 31, 1994:

                                         3-31-95   12-31-94
                                         -------   --------
   Balance at beginning of period        $ 3,081    $ 3,139
   Loan charge-offs                         (104)       (78)
   Recoveries                                148         52
                                         -------    -------
      Net loan recoveries (charge-offs)       44        (26)
                                         -------    -------
   Provision charged to operations           -0-        -0-
                                         -------    -------
   Balance at end of period              $ 3,125    $ 3,113
                                         =======    =======

         The recorded investment in loans for which impairment has been recognized in accordance with Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", was $366 while the related portion of the allowance for loan losses was $158 at March 31, 1995.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                 (Dollars in Thousands, Except Per Share Data)


         5.)   Legal Proceedings:

         The Bank is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters, is not expected to have a material effect on the Company.


         6.)  Earnings Per Share:

                                               THREE MONTHS
                                                   ENDED
                                                 MARCH 31,
                                               -------------
                                                1995     1994
                                             ------------------

Net income                                   $   813    $   817

Average shares outstanding                   988,282    971,653

Net income per share                         $  0.82    $  0.84


Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 1995.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                             (Dollars in thousands)


Liquidity
- - ---------

         The central role of the Company's liquidity management is to (1) ensure the possession of and access to sufficient liquid funds to meet the normal transaction requirements of its customers, (2) to take advantage of market opportunities requiring flexibility and speed and (3) to provide a cushion against unforeseeable liquidity needs.

         Principal sources of liquidity for the Company include assets considered relatively liquid such as investment securities available for sale, trading account securities, interest-bearing deposits in other banks, federal funds sold, and cash and due from banks; as well as cash flows from maturities and repayment of loans, investment securities and mortgage backed securities.

         Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds and borrowing on other credit facilities. Access to the Federal Reserve Discount Window provides an additional source of funds to the Company. During the quarter, the Company was approved for membership by the Federal Home Loan Bank of Cincinnati, which represents yet another source of liquidity commencing in the second quarter of 1995.


Capital Resources
- - -----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 11.3% for the three months ended March 31, 1995, as compared to 12.3% for the like period during 1994. Overall during the first three months of 1995, capital grew at the annual rate of 28.7%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

     During the first quarter of 1995, the Company issued 10,771 shares of common stock which resulted in proceeds of $286. Of the 10,771 shares issued, 7,419 shares were issued through the Company's dividend reinvestment plan. The remaining 3,352 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

     In January 1989, the Federal Reserve Board adopted risk-based standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off balance sheet activities such as standby letters of credit and interest rate swaps.

     These standards also classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan and lease losses (subject to certain limitations), perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) generally in the range of 3% to 4%, which is subject to regulatory guidelines.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards by June 19, 1993 to ensure that they take adequate account of the following additional risks: interest rate, concentration of credit, and nontraditional activities. Banks with relatively high levels of such risks, as compared to industry averages, will be required to hold risk-based capital above the 8% requirement or reduce their exposure to such risks. These new standards have not yet been issued in their final form.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

         The table below illustrates the Company's risk weighted capital ratios at March 31, 1995 and December 31, 1994.

                              March 31, 1995   December 31, 1994
                              --------------   -----------------
Tier 1 Capital                   $ 30,139           $ 29,005

Tier 2 Capital                      1,877              1,865
  TOTAL QUALIFYING               --------           --------
  CAPITAL                        $ 32,016           $ 30,870
                                 ========           ========
Risk Adjusted
Total Assets (*)                 $148,919           $148,020

Tier 1 Risk-Based
Capital Ratio                      20.24%             19.60%

Total Risk-Based
Capital Ratio                      21.50%             20.86%

Total Leverage
Capital Ratio                       9.47%              8.97%

(*) Includes off-balance sheet exposures.

First Quarter of 1995 as Compared to First Quarter of 1994
- - ----------------------------------------------------------

         During the first three months of 1995, net interest income increased by $113 compared to the first three months of 1994. Total interest income increased by $332 or 6.1% from the level recorded in 1994. This increase was partially offset by an increase in interest expense of $219 or 9.6%. The average rate paid on interest sensitive liabilities increased by 42 basis points. The average balance of interest sensitive liabilities declined by 2.1%, decreasing by $5,529. The change in average earning assets was less pronounced, declining by $1,890, or 0.6%, from the same quarter last year.

         Interest and dividend income on securities registered an increase of $166 or 7.5% during the first three months of 1995 when compared to 1994. The average invested balances declined by 1.0%, dropping by $1,469. The decline in the average balance of investment securities was more than offset by a 43 basis point increase in portfolio yield, as rates ratcheted up in response to policy changes at the Federal Reserve.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

         Interest and fees on loans increased by $226 for the first three months of 1995 compared to 1994, representing the combined effects of a $5,901 increase in the average balance of the loan portfolio and a 26 basis point increase in yield due to the effect of rising interest rates.

         Other interest income decreased by $60 from the same period a year ago, as the Company did not have any trading positions on during the first quarter of 1995 and the Company was a net borrower of Federal Funds throughout the quarter.

         Other income increased by $11 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $52 from the same period a year ago. However, this was more than offset by a $62 turn around on the sale of other real estate, which produced a $13 loss compared to a $49 gain in the same period last year. Additionally other operating income increased by $42. Recovery of prior year expenses for telephone and repossession costs accounted for $27 of this increase.

         Loans continued to increase modestly, adding $251 to outstanding balances during the quarter. Loans as a percentage of earning assets stood at 50.3% as of March 31, 1995 as compared to 48.2% at March 31, 1994. The loan to deposit ratio at the end of the first quarter of 1995 was 52.9% compared to 51.0% at the end of the same period a year ago. The investment portfolio declined, falling $4,371 or 2.8% from March 31, 1994, and now represents 52.2% of each deposit dollar, down from 53.6% a year ago.

         Loan charge-offs during the first three months were $104 in 1995 and $78 in 1994, while the recovery of previously charged-off loans amounted to $148 in 1995 compared to $52 in 1994. The loan loss allowance of $3,125 represents 2.1% of outstanding loans. Non accrual loans at March 31, 1995 represented 1.0% of the loan portfolio compared to 1.3% at December 31, 1994.

         Full time equivalent employment during the first three months averaged 192 employees in 1995 and 189 in 1994. Salaries and benefits increased by $29 over the similar period a year ago, representing an increase of 2.4%.

                       CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------

                          (Dollars in thousands)

     FDIC assessment remained relatively stable. State and local taxes increased by $6, or 6.0%. Equipment expense increased by $21, or 9.8%, primarily due to increased amortizing costs on computer equipment purchased for the conversion in the second quarter of 1994. Legal and litigation expense increased by $15. Other expense categories increased by $34 as a group, representing a 5.6% increase from year ago levels, accounted for in part by increased telephone costs since computer conversion, an increase in consultant fees, and increased postage and printing expenses.

     Income before income tax expense amounted to $1,166 for the first three months of 1995 compared to $1,146 for the first three months of 1994. The effective tax rate for the first three months was 30.3% in 1995 compared to 28.7% in 1994, resulting in income tax expense of $353 and $329, respectively. Net income for the first three months registered $813 in 1995 compared to $817 in 1994, representing a 2.4% decline in per share amounts from the $0.84 earned in 1994 to the $0.82 recorded in 1995.


New Accounting Standards
- - ------------------------

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," effective January 1, 1995. As a result of applying new rules, certain impaired loans have been reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Adoption of the standard did not have a material impact on the Company's financial position or results of operations.

                       CORTLAND BANCORP AND SUBSIDIARIES


                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.     Legal Proceedings
- - -------     -----------------
         See Note (5) of the financial statements.

Item 2.     Changes in Securities
- - -------     ---------------------
         Not applicable

Item 3.     Defaults upon Senior Securities
- - -------     -------------------------------
         Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
- - -------     ---------------------------------------------------
         Not applicable

Item 5.     Other Information
- - -------     -----------------
         Not applicable

Item 6.     Exhibits and Reports on Form 8-K
- - -------     --------------------------------
         (a)     Exhibits
                 --------
                 2.     Not applicable

                 4.     Not applicable

                 10.    Not applicable

                 11.    See Note (6) of the Financial Statements

                 15.    Not applicable

                 18.    Not applicable

                       CORTLAND BANCORP AND SUBSIDIARIES

                    ---------------------------------------

 Item 6.   Exhibits and Reports on Form 8-K (continued)
 -------   --------------------------------------------

                 19.    Not applicable

                 22.    Not applicable

                 23.    Not applicable

                 24.    Not applicable

                 27.    Financial Data Schedule

                 99.    Not applicable

        (b)   Reports on Form 8-K
              -------------------

                        Not applicable

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Cortland Bancorp
                                ----------------
                                (Registrant)

 DATED: May 8, 1995             Lawrence A. Fantauzzi
        ------------            ---------------------
                                Controller/Treasurer
                                (Chief Accounting Officer)



DATED:  May 8, 1995              Dennis E. Linville
        ------------             ------------------
                                 Executive Vice-President,
                                 Secretary