Form 10-Q
period 1995-06-30
CORTLAND BANCORP INC
filed 1995-08-14
CIK 774569

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995
                               ---------------

                         Commission file number 0-13814
                                               ---------
                               Cortland Bancorp
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                 34-1451118
-----------------------------------     --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification
  incorporation or organization)                Number)


                     194 West Main Street, Cortland, Ohio  44410
------------------------------------------------------------------------------
              (Address of principal executive offices)  (zip Code)


                                (216) 637-8040
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X    NO
                                                    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at Aug. 8, 1995
          -----                          ---------------------------
 Common Stock, No Par Value                     997,235 Shares
 --------------------------                     --------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements (unaudited)
-------  --------------------------------

         Cortland Bancorp and Subsidiaries:
                Consolidated Balance Sheets - June 30,
                1995 and December 31, 1994                          2

                Consolidated Statements of Income - Three and
                six months ended June 30, 1995 and 1994             3

                Consolidated Statements of Cash Flows -
                Six months ended June 30, 1995 and 1994             4

                Notes to Consolidated Financial Statements -
                June 30, 1995                                  5 - 12

Item 2.  Management's Discussion and Analysis of
-------  ---------------------------------------
         Financial Condition and Results of Operations        13 - 18
         ---------------------------------------------


                         PART II - OTHER INFORMATION
                         ---------------------------


Item 1.  Legal proceedings                                         19
-------  -----------------

Item 2.  Changes in Securities                                     19
-------  ---------------------

Item 3.  Defaults Upon Senior Securities                           19
-------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders       19
-------  ---------------------------------------------------

Item 5.  Other Information                                         19
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                          20
-------  --------------------------------

Signatures                                                         21
----------



                       CORTLAND BANCORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                  (Amounts in thousands except per share data)


                                                           JUNE 30,        DECEMBER 31,
                                                             1995              1994
                                                         ------------      ------------
ASSETS
Cash and due from banks                                     $9,248           $11,567
Investment securities available for sale (Note 3)           76,177            69,573
Investment securities held to maturity
  (Approximate market value of $84,932 in 1995              85,072            79,403
    and $74,806 in 1994) (Note 3)
Total loans (Note 4)                                       154,520           150,680
  Less allowance for loan losses (Note 4)                   (3,104)           (3,081)
                                                         ---------         ---------
    Net loans                                              151,416           147,599
                                                         ---------         ---------
Premises and equipment                                       6,208             6,475
Other assets                                                 5,180             5,744
                                                         ---------         ---------

      Total assets                                        $333,301          $320,361
                                                         =========         =========
LIABILITIES
Noninterest-bearing deposits                               $35,144           $34,358
Interest-bearing deposits                                  255,809           250,317
                                                         ---------         ---------
  Total deposits                                           290,953           284,675
Short term borrowings under one year                         5,477             7,062
Other borrowings over one year                               5,029                29
Other liabilities                                            1,209             1,074
                                                         ---------         ---------
      Total liabilities                                    302,668           292,840
                                                         ---------         ---------

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized
5,000,000 shares; issued 989,355 shares
in 1995 and 977,971 in 1994                                  4,947             4,890
Additional paid in capital                                   8,274             8,028
Retained earnings                                           17,473            16,292
Net unrealized loss on available for sale
  debt securities and marketable equity securities             (61)           (1,689)
                                                         ---------         ---------
      Total shareholders' equity                            30,633            27,521
                                                         ---------         ---------

      Total liabilities and shareholders' equity          $333,301          $320,361
                                                         =========         =========



      See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries


                       CORTLAND BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               (Amounts in thousands, except for per share data)

                                                                       THREE                               SIX
                                                                    MONTHS ENDED                      MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                                 --------------------              --------------------
                                                                   1995        1994                  1995         1994
                                                                 --------------------              --------------------
INTEREST INCOME
   Interest and fees on loans                                     $3,513      $3,242                $6,934       $6,437
   Interest and dividends on investment securities:
      Taxable interest income                                      1,188       1,111                 2,335        2,096
      Nontaxable interest income                                     167         168                   336          331
      Dividends                                                       45          36                    76           67
   Interest on mortgage-backed securities                          1,106         995                 2,124        2,015
   Interest on trading account securities                              0           6                     0           26
   Other interest income                                              30          40                    30           80
                                                                 -------     -------               -------      -------
     Total interest income                                         6,049       5,598                11,835       11,052
                                                                 -------     -------               -------      -------

INTEREST EXPENSE
   Deposits                                                        2,687       2,300                 5,123        4,571
   Borrowed funds                                                     52          32                   128           54
                                                                 -------     -------               -------      -------
     Total interest expense                                        2,739       2,332                 5,251        4,625
                                                                 -------     -------               -------      -------
       Net interest income                                         3,310       3,266                 6,584        6,427

PROVISION  FOR LOAN LOSSES                                             0           0                     0            0
                                                                 -------     -------               -------      -------
       Net interest income after provision
        for loan losses                                            3,310       3,266                 6,584        6,427
                                                                 -------     -------               -------      -------

OTHER INCOME
   Fees for other customer services                                  243         245                   472          480
   Net gain (loss) on sale of loans                                   24         (35)                   79          (32)
   Trading securities gain (loss)                                      0          (5)                    0            4
   Net investment securities gains                                    (1)         10                     0           12
   Net gain (loss) on the sale of other real estate                  (17)         16                   (30)          65
   Other operating income                                             39          67                   112           98
                                                                 -------     -------               -------      -------
     Total other income                                              288         298                   633          627
                                                                 -------     -------               -------      -------

OTHER EXPENSES
   Salaries and employee benefits                                  1,251       1,215                 2,478        2,413
   Net occupancy expense                                             150         149                   292          295
   Equipment expense                                                 242         230                   477          444
   State and local taxes                                             106          98                   212          198
   FDIC assessment                                                   161         162                   322          324
   Office supplies                                                    94         110                   212          207
   Marketing expense                                                  65          67                   121          137
   Collection, repossession and foreclosure expenses                  31          32                    54           70
   Legal and litigation                                               77          68                   154          131
   Other operating expenses                                          298         317                   606          573
                                                                 -------     -------               -------      -------
     Total other expenses                                          2,475       2,448                 4,928        4,792
                                                                 -------     -------               -------      -------

     Income before federal income taxes                            1,123       1,116                 2,289        2,262

FEDERAL INCOME TAXES                                                 360         316                   713          645
                                                                 -------     -------               -------      -------

NET INCOME                                                          $763        $800                $1,576       $1,617
                                                                 =======     =======               =======      =======

EARNINGS PER COMMON SHARE (Note 6)                                 $0.77       $0.82                 $1.59        $1.66
                                                                 =======     =======               =======      =======

        See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries




                       CORTLAND BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (Amounts in thousands except per share data)

                                                                                 FOR THE
                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        ------------------------
                                                                           1995           1994
                                                                        ----------     ---------
NET CASH FROM OPERATING ACTIVITIES                                       $3,745           $418

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                              (7,812)       (11,229)
   Purchases of securities available for sale                            (8,971)        (9,609)
   Proceeds from call, maturity  and principal
     payments on securities available for sale                            4,602         15,420
   Proceeds from call, maturity  and principal
     payments on securities held to maturity                              1,962          1,928
   Net increase in loans made to customers                               (5,518)        (3,304)
   Proceeds from disposition  of other real estate                           16            386
   Proceeds from sale of loans                                              177            473
   Proceeds from sale of fixed assets                                                       64
   Net increase in time deposits of other banks                                            100
   Purchase of premises and equipment                                      (121)        (1,678)
                                                                        -------        -------
   Net cash from investing acitivities                                  (15,665)        (7,449)
                                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                       6,278          1,894
   Net increase (decrease) in borrowings                                  3,415           (397)
   Proceeds from sale of common stock                                       303            174
   Dividends paid                                                          (395)          (311)
   Purchase of treasury stock                                                               (7)
                                                                        -------        -------
   Net cash from financing activities                                     9,601          1,353
                                                                        -------        -------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                               (2,319)        (5,678)


CASH AND CASH EQUIVALENTS
   Beginning of period                                                   11,567         13,047
                                                                        -------        -------
                                                                         $9,248         $7,369
                                                                        =======        =======
SUPPLEMENTAL DISCLOSURES
   Interest paid                                                         $5,159         $4,628
   Income taxes paid                                                       $235           $790





          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                             (Dollars in thousands)

         1.)  Management Representation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


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

        During the quarter ended June 30, 1995, $15 of municipal housing bonds classified as held to maturity were called by the issuer due to mortgage prepayments, resulting in losses of $1. No securities were sold during the quarter.

        On February 15, 1994 a pre-refunded, escrowed municipal bond with a par value of $100 and a current book value of $124, issued by Northeast Randolph County, Alabama, was placed on nonaccrual status by the Bank. These bonds were pre-refunded with U.S. treasury securities financed by a subsequent bond issue of Northern Randolph County, Alabama, which has since defaulted. Holders of this defaulted issue have filed suit, seeking to have the escrow unwound with proceeds distributed to the claimants. The bond trustee has suspended interest payments pending a ruling from the court on this matter. The probability of an unfavorable outcome regarding this litigation cannot be ascertained at this time. Accordingly, management is unable to determine if any writedown will be required of the bond.

        Securities available for sale, carried at fair value, totalled $76,177 representing 47.2% of all investment securities, providing an adequate level of liquidity in management's opinion.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in Thousands)

         The amortized cost and estimated market value of debt securities at June 30, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                        ESTIMATED
                                                        ---------
Securities available       AMORTIZED COST               FAIR  VALUE
--------------------      ----------------            ---------------
   for sale                    6-30-95                    6-30-95
   --------                    -------                    -------
Due in one year or less       $  7,822                   $  7,830
Due after one year
 through five years             14,596                     14,670
Due after five years
 through ten years               6,792                      6,946
Due after ten years              1,681                      1,686
                              --------                   --------
                                30,891                     31,132
Mortgage-Backed Securities      41,852                     42,160
                              --------                   --------
                              $ 72,743                   $ 73,292
                              ========                   ========




                                                        ESTIMATED
                                                        ---------
Securities held            AMORTIZED COST               FAIR  VALUE
---------------           ----------------            ---------------
 to maturity                   6-30-95                    6-30-95
 -----------                   -------                    -------
Due in one year or less        $ 4,663                    $ 4,669
Due after one year
 through five years             20,511                     20,564
Due after five years
 through ten years              30,323                     30,498
Due after ten years              1,711                      1,601
                               -------                    -------
                                57,208                     57,332
Mortgage-Backed Securities      27,740                     27,487
Securities in default              124                        113
                               -------                    -------
                               $85,072                    $84,932
                               =======                    =======



         Investment securities with a market value of approximately   $29,216
at June 30, 1995 and a carrying value of $27,029 at December 31, 1994 were pledged to secure deposits and for other purposes.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in Thousands)

The amortized cost and estimated fair value of investment securities available for sale and held to maturity as of June 30, 1995, are as follows:



Investment
----------
Securities available                              GROSS           GROSS          ESTIMATED
--------------------            AMORTIZED       UNREALIZED      UNREALIZED         FAIR
for sale                          COST            GAINS           LOSSES           VALUE
--------                        ---------       ---------       ---------        ---------
U.S. Treasury
 securities                     $ 16,558            $  90           $  27        $ 16,621
U.S. Government
 agencies and
 corporations                     14,083              189              11          14,261
Mortgage-backed
 and related
 securities                       41,852              481             173          42,160
Corporate securities                 250              -0-             -0-             250
                               ---------        ---------       ---------       ---------
Total debt securities             72,743              760             211          73,292
Marketable equity
 securities                        2,216               10             250           1,976
Other securities                     909              -0-             -0-             909
                               ---------        ---------       ---------       ---------
    Total available
      for sale                  $ 75,868         $    770         $   461        $ 76,177
                               =========        =========       =========       =========



Investment
----------
Securities held                                   GROSS           GROSS          ESTIMATED
---------------                 AMORTIZED       UNREALIZED      UNREALIZED         FAIR
to maturity                       COST            GAINS           LOSSES           VALUE
-----------                     ---------       ---------       ---------        ---------
U.S. Treasury
 securities                       11,968               85               4          12,049
U.S. Government
 agencies and
 corporations                     29,695              359              84          29,970
Obligations of
 states and
 political
 subdivisions                     15,668              123             365          15,426
Mortgage-backed and
 related securities               27,741               96             350          27,487
                               ---------        ---------       ---------       ---------
    Total held to
      maturity                  $ 85,072          $   663        $    803        $ 84,932
                               =========        =========       =========       =========

                      CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------
                            (Dollars in Thousands)



The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and held to maturity as of December 31, 1994:


Investment
----------
Securities available                        GROSS         GROSS      ESTIMATED
--------------------        AMORTIZED    UNREALIZED     UNREALIZED     FAIR
for sale                      COST          GAINS         LOSSES       VALUE
--------                    ---------    ----------     ----------   ----------
U.S. Treasury
  securities                $ 17,338     $     17        $    341      $ 17,014
U.S. Government
  agencies and
  corporations                11,816           15             189        11,642
Mortgage-backed
  and related
  securities                  39,824           83           1,314        38,593
Corporate securities             250                                        250
                            --------     --------        --------      --------
Total debt securities         69,228          115           1,844        67,499
Marketable equity
  securities                   2,170            7             329         1,848
Other securities                 226          -0-             -0-           226
                            --------     --------        --------      --------
     Total available
       for sale             $ 71,624     $    122        $  2,173      $ 69,573
                            ========     ========        ========      ========


Investment
---------------
Securities held                             GROSS         GROSS      ESTIMATED
---------------             AMORTIZED    UNREALIZED     UNREALIZED     FAIR
to maturity                   COST          GAINS         LOSSES       VALUE
-----------                 ---------    ----------     ----------   ----------
U.S. Treasury
  securities                 $ 12,519     $               $    563     $ 11,956
U.S. Government
  agencies and
  corporations                 24,602                        1,346       23,256
Obligations of states
  and political
  subdivisions                 15,285           24             834       14,475
Mortgage-backed and
  related securities           26,997            1           1,879       25,119
                             --------     --------        --------     --------
     Total held to
       maturity              $ 79,403     $     25         $ 4,622     $ 74,806
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

                                                CONTRACT OR
                                             -------------------
                                               NOTIONAL AMOUNT
                                             -------------------
                                              6-30-95   12-31-94
                                             ---------  --------
Financial instruments whose contract
amount represents credit risk:
     Commitments to extend credit
         Fixed rate                          $   5,034  $  4,806
         Variable                               20,075    18,471
     Standby letters of credit                     302       392


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

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------

                             (Dollars in Thousands)

         Most of the Company's business activity is conducted with customers located within Northeastern Ohio, where the Company maintains a network of ten offices serving three counties. The Company will open an eleventh office, de novo, in the community of Niles, Ohio located in southern Trumbull County. The Company has agreed to purchase a twelfth office in North Bloomfield Ohio, also in Trumbull County. Both events are expected to occur during the month of August 1995.

         The Company grants residential, consumer and commercial loans, to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio at June 30, 1995 and December 31, 1994:

                                         6-30-95     12-31-94
                                         -------     --------
1-4 Family residential mortgages           44.0%        45.1%
Commercial mortgages                       24.5%        24.9%
Consumer loans                             13.0%        11.5%
Commercial loans                           10.3%        10.0%
Home equity loans                           8.2%         8.5%

         Included in 1-4 Family residential mortgages as of June 30, 1995 are $389 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1994 totaled $1,855. The estimated market value of these loans approximates their carrying value.

         The following is an analysis of changes in the allowance for loan losses at June 30, 1995 and June 30, 1994:

                                               6-30-95    6-30-94
                                               -------    -------
   Balance at beginning of period              $ 3,081    $ 3,139
   Loan charge-offs                               (187)      (130)
   Recoveries                                      210        119
                                               -------    -------
      Net loan recoveries (charge-offs)             23        (11)
                                               -------    -------
   Provision charged to operations                 -0-        -0-
                                               -------    -------
   Balance at end of period                    $ 3,104    $ 3,128
                                               =======    =======

         The recorded investment in loans for which impairment has been recognized in accordance with Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", was $358 while the related portion of the allowance for loan losses was $158 at June 30, 1995.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                (Dollars in Thousands, Except Per Share Data)


         5.)   Legal Proceedings:

         On July 10, 1995, the United States District Court, Northern District of Ohio, Eastern Division, certified FRANK SLENTZ, ET AL. V. CORTLAND SAVINGS AND BANKING COMPANY as a class action suit against the Company's subsidiary bank (Cortland).

         Plaintiffs purchased interests in two campgrounds, Ponderosa Park Resorts ("Ponderosa") and The Landing at Clay's Park ("The Landing"). Plantiffs signed promissory notes furnished by the campgrounds. Some of these notes were subsequently sold to Cortland. Plaintiffs allege that the campgrounds were never developed as promised. Instead, the campgrounds lapsed into insolvency and were placed in bankruptcy.

         Each plaintiff seeks recovery of amounts invested. Cortland collected aggregate payments approximating $2.0 million and $2.3 million for principal, interest, late charges, and other settlement charges relating to plaintiffs' promissory notes purchased from The Landing and Ponderosa, respectively.

         Cortland vigorously objects to plaintiffs' allegations and will aggressively pursue all defenses available. The probability of an unfavorable outcome is not known. As the ultimate outcome of this litigation cannot presently be determined, no provision for any liability that may result from resolution of this lawsuit has been made in the accompanying consolidated financial statements.

         The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters, is not expected to have any material effect on the Company.


         6.)  Earnings Per Share:

                                     THREE MONTHS             SIX MONTHS
                                        ENDED                   ENDED
                                       JUNE 30,                JUNE 30,
                                       --------                --------
                                    1995      1994           1995     1994
                                  ------------------       -----------------
Net income                        $   763    $   800       $ 1,576   $ 1,617

Average shares outstanding        989,107    971,971       988,698   971,813

Net income per share              $  0.77    $  0.82       $  1.59   $  1.66


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

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                             (Dollars in thousands)


Liquidity
---------
         The central role of the Company's liquidity management is to (1) ensure the possession of and access to sufficient liquid funds to meet the normal transaction requirements of its customers, (2) to take advantage of market opportunities requiring flexibility and speed, and (3) to provide a cushion against unforeseeable liquidity needs.

         Principal sources of liquidity for the Company include assets considered relatively liquid such as investment securities available for sale, trading account securities, interest-bearing deposits in other banks, federal funds sold, and cash and due from banks; as well as cash flows from maturities and repayment of loans, investment securities and mortgage backed securities.

         Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds and borrowing on other credit facilities. Access to the Federal Reserve Discount Window provides an additional source of funds to the Company. During the second quarter of 1995, the Company became a member of the Federal Home Loan Bank of Cincinnati, which represents yet another source of liquidity.


Capital Resources
-----------------
         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 8.1% for the six months ended June 30, 1995, as compared to 9.8% for the like period during 1994. Overall during the first six months of 1995, capital grew at the annual rate of 22.8%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

         During the first six months of 1995, the Company issued 11,386 shares of common stock which resulted in proceeds of $303. Of the 11,386 shares issued, 9,179 shares were issued through the Company's dividend reinvestment plan. The remaining 2,207 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

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

                      CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------

                             (Dollars in thousands)

         The table below illustrates the Company's risk weighted capital ratios at June 30, 1995 and December 31, 1994.

                                        June 30, 1995     December 31, 1994
                                        -------------     -----------------
             Tier 1 Capital                $ 30,565            $ 29,005
             Tier 2 Capital                   1,952               1,865
                                           --------            --------
                TOTAL QUALIFYING
                CAPITAL                    $ 32,517            $ 30,870
                                           ========            ========
                Risk Adjusted
                Total Assets (*)           $155,016            $148,020

                Tier 1 Risk-Based
                Capital Ratio                 19.72%              19.60%

                Total Risk-Based
                Capital Ratio                 20.98%              20.86%

                Total Leverage
                Capital Ratio                  9.38%               8.97%

(*) Includes off-balance sheet exposures.

First Six Months of 1995 as Compared to First Six Months of 1994
----------------------------------------------------------------

         During the first six months of 1995, net interest income increased by $157 compared to the first six months of 1994. Total interest income increased by $783 or 7.1% from the level recorded in 1994. This increase was partially offset by an increase in interest expense of $626 or 13.6%. The average rate paid on interest sensitive liabilities increased by 56 basis points. The average balance of interest sensitive liabilities declined by 1.8%, decreasing by $4,844. The change in average earning assets was less pronounced, declining by only $145, or 0.1%, from the same period last year. The tax equivalent yield on earning assets during the first six months of 1995 increased by 51 basis points when compared to the first half of 1994.

         Interest and dividend income on securities registered an increase of $362 or 8.0% during the first six months of 1995 when compared to 1994. The average invested balances declined by 0.9%, dropping by $1,368. The decline in the average balance of investment securities was more than offset by a 52 basis point increase in portfolio yield, as rates ratcheted up in response to the Federal Reserve's efforts to slow economic activity to a more sustainable pace.

                       CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------

                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

        Interest and fees on loans increased by $497 for the first six months of 1995 compared to 1994, representing the combined effects of a $5,905 increase in the average balance of the loan portfolio and a 33 basis point increase in yield due to the effect of rising interest rates.

        Other interest income decreased by $76 from the same period a year ago. The Company did not have any trading activity during the first half of 1995. The Company was also more fully invested, resulting in a decline of $2,675 in the average balance of Federal Funds sold when compared to the first half of last year.

        Other income from all sources increased by $6 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $110 from the same period a year ago. However, the sale of other real estate produced a $30 loss compared to a $65 gain in the same period last year. All other sources of operating income were little changed, declining by $10, or 1.7%.

        Loan charge-offs during the first six months were $187 in 1995 and $130 in 1994, while the recovery of previously charged-off loans amounted to $210 in 1995 compared to $119 in 1994. The loan loss allowance of $3,104 represents 2.0% of outstanding loans. Non accrual loans at June 30, 1995 represented
1.0% of the loan portfolio compared to 1.3% at December 31, 1994.

        Full time equivalent employment during the first six months averaged 194 employees in 1995 and 190 in 1994. Salaries and benefits increased by $65 over the similar period a year ago, representing an increase of 2.7%.

        FDIC assessment remained basically unchanged, reflecting the Company's relatively stable deposit base. State and local taxes increased by $14, or 7.1%. Equipment expense increased by $33, or 7.5%, primarily due to increased amortizing costs on new computer equipment and software systems installed during 1994. Legal and litigation expense increased by $23. All other expense categories increased by only $3 as a group.

        Income before income tax expense amounted to $2,289 for the first six months of 1995 compared to $2,262 for the first six months of 1994. The effective tax rate for the first six months was 31.1% in 1995 compared to 28.5% in 1994, resulting in income tax expense of $713 and $645, respectively. Net income for the first six months registered $1,576 in 1995 compared to $1,617 in 1994, representing a 4.2% decline in per share amounts from the $1.66 earned in 1994 to the $1.59 recorded in 1995.

                       CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------

                            (Dollars in thousands)

Second Quarter of 1995 as compared to Second Quarter 1994
---------------------------------------------------------

         During the second quarter of 1995, net interest income increased by $44 as compared to second quarter 1994. Average earning assets increased modestly by 0.5% while average interest-bearing liabilities declined by 1.6%. The tax equivalent yield on earning assets increased by 53 basis points from the same quarter a year ago. The rate paid on interest-bearing liabilities increased by 69 basis points compared to a year ago, resulting in an increase in total interest expense of $407 from that recorded during the same period of 1994. The net effect of these changes was that the tax equivalent net interest margin remained unchanged at 4.4%.

         Loans continued to rebound, adding $3,589 during the quarter, and are now $6,076 greater than at the end of the same quarter a year ago. Loans as a percentage of earning assets stood at 48.9% as of June 30, 1995 as compared to 48.6% on June 30, 1994. The loan to deposit ratio at the end of the second quarter of 1995 was 53.1% compared to 51.3% at the end of the same period a year ago. The investment portfolio increased by $4,300 or 2.7% from June 30, 1994 to June 30, 1995, and now represents 55.4% of each deposit dollar, up from 54.2% a year ago.

         Loan charge-offs during the second quarter were $83 in 1995 and $52 in 1994, while the recovery of previously charged-off loans amounted to $62 during the second quarter of 1995 compared to $67 in the same period of 1994.

         Other income for the quarter declined by 3.4% compared to the same period a year ago. The $24 gain on loan sales for the period was in contrast to the $35 loss recognized a year ago, reflecting the sharp shift in the mortgage rate environment. The sale of other real estate resulted in a loss of $17 compared to the $16 gain generated a year ago. Other operating income of $39 was down from last year when gains of $24 were realized on the sale of obsolete EDP equipment.

                       CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------

                            (Dollars in thousands)


         Total other expenses in the second quarter were $2,475 in 1995 and $2,448 in 1994, an increase of $27 or 1.1%. Employee salaries and benefits increased by $36 or 3.0%. Equipment expense increased by $12 or 5.2%. Legal expense increased by $9 or 13.2%. Other expenses as a group decreased by $30 or 3.2% compared to the same period last year.

         Income before tax for the quarter was $1,123 in 1995 as compared to $1,116 in 1994. Net income for the quarter of $763 represented a 4.6% decline from the $800 a year ago due to a higher effective tax rate.


New Accounting Standards
------------------------

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," effective January 1, 1995. As a result of applying new rules, certain impaired loans have been reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Adoption of the standard did not have a material impact on the Company's financial position or results of operations.

                      CORTLAND BANCORP AND SUBSIDIARIES


                         PART II - OTHER INFORMATION
                         ---------------------------


Item 1.     Legal Proceedings
-------     -----------------
     See Note (5) of the financial statements.

Item 2.     Changes in Securities
-------     ---------------------
     Not applicable

Item 3.     Defaults upon Senior Securities
-------     -------------------------------
     Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------
     (a). On April 11, 1995, Cortland Bancorp held its annual meeting of shareholders. At the close of business on the record date 988,745 Cortland Bancorp shares were outstanding and entitled to vote. At the meeting 571,720 or 57.8% of the outstanding shares entitled to vote were represented by proxy or in person.

     (b). The following directors were elected for three year terms ending in 1998.

                        William A. Hagood

                        Richard L. Hoover

                        K. Ray Mahan

                        Rodger W. Platt

          Directors whose term of office continued after the annual meeting:

                        George E. Gessner
                        James E. Hoffman III
                        Timothy K. Woofter
                        P. Bennett Bowers
                        David C. Cole
                        Dennis E. Linville

     (c). Not Applicable

     (d). Not Applicable


Item 5.     Other Information
-------     -----------------

     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------
    (a)     Exhibits
            --------

            2.     Not applicable

            4.     Not applicable

            10.    Not applicable

            11.    See Note (6) of the Financial Statements

            15.    Not applicable

            18.    Not applicable

                    CORTLAND BANCORP AND SUBSIDIARIES PART

                      ----------------------------------


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



                                                Cortland Bancorp
                                                ----------------
                                                (Registrant)

DATED: Aug. 8, 1995                             Lawrence A. Fantauzzi
       ------------                             ---------------------
                                                Controller/Treasurer
                                                (Chief Accounting Officer)



DATED:  Aug. 8, 1995                            Dennis E. Linville
        ------------                            ---------------------
                                                Executive Vice-President,
                                                Secretary