Form 10-Q
period 1995-09-30
CORTLAND BANCORP INC
filed 1995-11-13
CIK 774569

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995
                              --------------------

                         Commission file number 0-13814
                                                -------

                               Cortland Bancorp
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Ohio                                 34-1451118
-------------------------------   ------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)      Number)


                     194 West Main Street, Cortland, Ohio  44410
----------------------------------------------------------------------------
              (Address of principal executive offices)  (zip Code)


                                (216) 637-8040
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO
   -----     -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                          Outstanding at Nov. 8, 1995
      -----                         ----------------------------
Common Stock, No Par Value                 996,411 Shares
--------------------------                 --------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements (unaudited)
-------  --------------------------------

         Cortland Bancorp and Subsidiaries:
               Consolidated Balance Sheets - September 30,
               1995 and December 31, 1994                            2

               Consolidated Statements of Income - Three and
               nine months ended September 30, 1995 and 1994         3

               Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1995 and 1994         4

               Notes to Consolidated Financial Statements -
               September 30, 1995                                5- 12

Item 2.  Management's Discussion and Analysis of
-------  ---------------------------------------
         Financial Condition and Results of Operations         13 - 18
         ---------------------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal proceedings                                          19
-------  -----------------

Item 2.  Changes in Securities                                      19
-------  ---------------------

Item 3.  Defaults Upon Senior Securities                            19
-------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders        19
-------  ---------------------------------------------------

Item 5.  Other Information                                          19
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                           20
-------  --------------------------------

Signatures                                                          21
----------


                       CORTLAND BANCORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                  (Amounts in thousands except per share data)

                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             1995                 1994
                                                                         -------------        ------------
 ASSETS
 Cash and due from banks                                                   $  9,220              $ 11,567
 Federal funds sold                                                           1,900
                                                                           --------              --------
      Total cash and cash equivalents                                        11,120                11,567

 Investment securities available for sale  (Note 3)                          83,175                69,573
 Investment securities held to maturity
    (Approximate market value of $91,717 in 1995                             91,672                79,403
       and $74,806 in 1994) (Note 3)
 Total loans (Note 4)                                                       155,989               150,680
    Less allowance for loan losses (Note 4)                                  (3,012)               (3,081)
                                                                           --------              --------
       Net loans                                                            152,977               147,599
                                                                           --------              --------
 Premises and equipment                                                       6,542                 6,475
 Other assets                                                                 5,842                 5,744
                                                                           --------              --------
          Total assets                                                     $351,328              $320,361
                                                                           ========              ========
 LIABILITIES
 Noninterest-bearing deposits                                               $34,671               $34,358
 Interest-bearing deposits                                                  273,968               250,317
                                                                           --------              --------
   Total deposits                                                           308,639               284,675
 Short term borrowings under one year                                         4,207                 7,062
 Other borrowings over one year                                               5,026                    29
 Other liabilities                                                            1,743                 1,074
                                                                           --------              --------
          Total liabilities                                                 319,615               292,840
                                                                           --------              --------

 SHAREHOLDERS' EQUITY
 Common stock - $5.00 stated value - authorized
 5,000,000 shares; issued 997,235 shares
 in 1995 and 977,971 in 1994                                                  4,986                 4,890
 Additional paid in capital                                                   8,456                 8,028
 Retained earnings                                                           18,333                16,292
 Net unrealized loss on available for sale
   debt securities and marketable equity securities                             (62)               (1,689)
                                                                           --------              --------
          Total shareholders' equity                                         31,713                27,521
                                                                           --------              --------
          Total liabilities and shareholders' equity                       $351,328              $320,361
                                                                           ========              ========

                                    See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                                                 CORTLAND BANCORP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         (Amounts in thousands, except for per share data)

                                                                    THREE                            NINE
                                                                 MONTHS ENDED                    MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ------------------             -------------------
                                                               1995         1994                1995        1994
                                                               ------------------             -------------------
INTEREST INCOME
   Interest and fees on loans                                  $3,571      $3,323            $ 10,505     $ 9,760
   Interest and dividends on investment securities:
      Taxable interest income                                   1,370       1,171               3,705       3,267
      Nontaxable interest income                                  175         170                 511         501
      Dividends                                                    40          31                 116          98
   Interest on mortgage-backed securities                       1,173       1,008               3,297       3,023
   Interest on trading account securities                           0           0                   0          26
   Other interest income                                           32          12                  62          92
                                                               ------      ------             -------     -------
     Total interest income                                      6,361       5,715              18,196      16,767
                                                               ------      ------             -------     -------
INTEREST EXPENSE
   Deposits                                                     2,895       2,369               8,018       6,940
   Borrowed funds                                                 143          29                 271          83
                                                               ------      ------             -------     -------
     Total interest expense                                     3,038       2,398               8,289       7,023
                                                               ------      ------             -------     -------
       Net interest income                                      3,323       3,317               9,907       9,744

PROVISION  FOR LOAN LOSSES                                          0           0                   0           0
                                                               ------      ------             -------     -------
       Net interest income after provision
        for loan losses                                         3,323       3,317               9,907       9,744
                                                               ------      ------             -------     -------

OTHER INCOME
   Fees for other customer services                               246         239                 718         719
   Net gain (loss) on sale of loans                                 0          (1)                 79         (33)
   Trading securities gain (loss)                                   0           0                   0           4
   Net investment securities gains                                  1           0                   1          12
   Net gain (loss) on the sale of other real estate                (2)         (1)                (32)         64
   Other operating income                                          52          41                 164         139
                                                               ------      ------             -------     -------
     Total other income                                           297         278                 930         905
                                                               ------      ------             -------     -------
OTHER EXPENSES
   Salaries and employee benefits                               1,278       1,196               3,756       3,609
   Net occupancy expense                                          163         146                 455         441
   Equipment expense                                              259         245                 736         689
   State and local taxes                                          104         100                 316         298
   FDIC assessment                                                (16)        161                 306         485
   Office supplies                                                120         111                 332         318
   Marketing expense                                               86          48                 207         185
   Collection, repossession and foreclosure expenses               31          21                  85          91
   Legal and litigation                                            43          68                 197         199
   Other operating expenses                                       268         311                 874         884
                                                               ------      ------             -------     -------
     Total other expenses                                       2,336       2,407               7,264       7,199
                                                               ------      ------             -------     -------
INCOME BEFORE FEDERAL INCOME TAXES                              1,284       1,188               3,573       3,450
FEDERAL INCOME TAXES                                              424         355               1,137       1,000
                                                               ------      ------             -------     -------
NET INCOME                                                     $  860      $  833             $ 2,436     $ 2,450
                                                               ======      ======             =======     =======
EARNINGS PER COMMON SHARE (Note 6)                             $ 0.86      $ 0.85             $  2.45     $  2.51
                                                               ======      ======             =======     =======

                                    See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries



                                       CORTLAND BANCORP AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (Amounts in thousands except per share data)

                                                                                      FOR THE
                                                                                    MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               -----------------------
                                                                                 1995           1994
                                                                               -----------------------
NET CASH FROM OPERATING ACTIVITIES                                             $  4,524       $  1,235
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                                     (20,653)       (14,233)
   Purchases of securities available for sale                                   (21,750)       (12,325)
   Proceeds from sales of securities available for sale                                          1,000
   Proceeds from call, maturity  and principal
     payments on securities available for sale                                   10,303         19,803
   Proceeds from call, maturity  and principal
     payments on securities held to maturity                                      8,108          4,612
   Net increase in loans made to customers                                       (6,908)        (6,333)
   Proceeds from acquisition of deposits                                         10,605
   Proceeds from disposition  of other real estate                                  144            386
   Proceeds from sale of loans                                                      203            507
   Proceeds from sale of fixed assets                                                               64
   Net increase in time deposits of other banks                                                    100
   Purchase of premises and equipment                                              (653)        (1,791)
                                                                               --------       --------
   Net cash from investing activities                                           (20,601)        (8,210)
                                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                              13,359          2,728
   Net increase (decrease) in borrowings                                          2,142           (926)
   Proceeds from sale of common stock                                               524            299
   Dividends paid                                                                  (395)          (311)
   Purchase of treasury stock                                                                       (7)
                                                                               --------       --------
   Net cash from financing activities                                            15,630          1,783
                                                                               --------       --------
   NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (447)        (5,192)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                           11,567         13,047
                                                                               --------       --------
                                                                               $ 11,120       $  7,855
                                                                               ========       ========
SUPPLEMENTAL DISCLOSURES
   Interest paid                                                               $  8,015       $  7,065
   Income taxes paid                                                           $    485       $  1,090


                   See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                             (Dollars in thousands)

        1.)  Management Representation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

        During the quarter ended September 30, 1995, $5,200 of investment securities held to maturity were called by the issuer prior to maturity resulting in $1 in gains. Additionally, $1,500 of investment securities available for sale were called by the issuer prior to maturity resulting in no gains or losses. Finally, $15 of municipal housing bonds classified as held to maturity were called by the issuer due to mortgage prepayments resulting in losses of $1. No securities were sold during the quarter.

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

        Securities available for sale, carried at fair value, totalled $83,175 representing 47.6% of all investment securities, providing an adequate level of liquidity in management's opinion. On October 18, 1995, the Financial Accounting Standards Board (FASB) announced its intent to provide a one-time opportunity for financial institutions to reclassify, without penalty, their investment securities. The FASB Board will release a new directive in mid-November to provide implementation guidance. Provided that the Securities and Exchange Commission concurs with the new FASB directive, management will review the Company's investment securities to determine whether any reclassifications might prove beneficial.

\


                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in Thousands)

        The amortized cost and estimated market value of debt securities at September 30, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                                          ESTIMATED
                                                                          ---------
  Securities available                        AMORTIZED COST             FAIR  VALUE
  --------------------                        --------------             -----------
       for sale                                  9-30-95                   9-30-95
       --------                                  -------                   -------
Due in one year or less                         $  7,272                   $  7,290
Due after one year
 through five years                               17,093                     17,124
Due after five years
 through ten years                                 7,863                      7,998
Due after ten years                                1,668                      1,673
                                                --------                   --------
                                                  33,896                     34,085
Mortgage-Backed Securities                        45,856                     46,173
                                                --------                   --------
                                                $ 79,752                   $ 80,258
                                                ========                   ========

                                                                          ESTIMATED
                                                                          ---------
  Securities held                             AMORTIZED COST             FAIR  VALUE
  --------------------                        --------------             -----------
     to Maturity                                  9-30-95                   9-30-95
     -----------                                  -------                   -------

Due in one year or less                         $  1,397                   $  1,408
Due after one year
 through five years                               22,271                     22,346
Due after five years
 through ten years                                33,205                     33,327
Due after ten years                                7,220                      7,234
                                                --------                   --------
                                                  64,093                     64,315
Mortgage-Backed Securities                        27,455                     27,287
Securities in default                                124                        115
                                                --------                   --------
                                                $ 91,672                   $ 91,717
                                                ========                   ========

    Investment securities with a market value of approximately   $39,515 at
September 30, 1995 and a carrying value of $27,029 at December 31, 1994 were pledged to secure deposits and for other purposes.


                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in Thousands)

The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 1995, are as follows:

Investment
----------
Securities available                          GROSS         GROSS         ESTIMATED
--------------------        AMORTIZED      UNREALIZED     UNREALIZED         FAIR
for sale                      COST            GAINS         LOSSES           VALUE
--------                    --------       ----------     ----------        --------
U.S. Treasury
 securities                 $ 20,518          $  76          $  30          $ 20,564
U.S. Government
 agencies and
 corporations                 13,128            150              7            13,271
Mortgage-backed
 and related
 securities                   45,856            498            181            46,173
Corporate securities             250            -0-            -0-               250
                            --------       --------        -------          --------
Total debt securities         79,752            724            218            80,258
Marketable equity
 securities                    2,216             32            252             1,996
Other securities                 921            -0-            -0-               921
                            --------       --------        -------          --------
    Total available
      for sale              $ 82,889       $    756        $   470          $  83,175
                            ========       ========        ========         =========

Investment
----------
Securities held                               GROSS         GROSS          ESTIMATED
--------------------        AMORTIZED      UNREALIZED     UNREALIZED          FAIR
to maturity                    COST           GAINS         LOSSES            VALUE
--------                    --------       ----------     ----------        --------
U.S. Treasury
 securities                 $  9,700       $     74        $     3          $  9,771
U.S. Government
 agencies and
 corporations                 38,929            372            126            39,175
Obligations of
 states and
 political
 subdivisions                 15,588            124            228            15,484
Mortgage-backed and
 related securities           27,455            106            274            27,287
                            --------       --------        -------          --------
    Total held to
      maturity              $ 91,672       $    676        $   631          $ 91,717
                            ========       ========        ========         =========

                                                 CORTLAND BANCORP AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                                      (Dollars in Thousands)
The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1994:

Investment
----------
Securities available                          GROSS         GROSS         ESTIMATED
--------------------        AMORTIZED      UNREALIZED     UNREALIZED         FAIR
for sale                      COST            GAINS         LOSSES           VALUE
--------                    --------       ----------     ----------        --------
U.S. Treasury
  securities                $ 17,338       $     17       $    341          $  17,014
U.S. Government
  agencies and
  corporations                11,816             15            189             11,642
Mortgage-backed
  and related
  securities                  39,824             83          1,314             38,593
Corporate securities             250                                              250
                            --------       --------        -------          ---------
Total debt securities         69,228            115          1,844             67,499
Marketable equity
  securities                   2,170              7            329              1,848
Other securities                 226            -0-            -0-                226
                            --------       --------        -------          ---------
    Total available
      for sale              $ 71,624       $    122        $  2,173         $  69,573
                            ========       ========        ========         =========

Investment
----------
Securities held                               GROSS         GROSS          ESTIMATED
--------------------        AMORTIZED      UNREALIZED     UNREALIZED          FAIR
to maturity                    COST            GAINS         LOSSES           VALUE
--------                    --------       ----------     ----------        --------
U.S. Treasury
  securities                $ 12,519       $              $    563          $  11,956
U.S. Government
  agencies and
  corporations                24,602                         1,346             23,256
Obligations of states
  and political
  subdivisions                15,285             24            834             14,475
Mortgage-backed and
  related securities          26,997              1          1,879             25,119
                            --------       --------        -------          ---------
    Total held to
      maturity              $ 79,403       $     25        $  4,622         $  74,806
                            ========       ========        ========         =========

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

                                                              CONTRACT OR
                                                            NOTIONAL AMOUNT
                                                           ------------------
                                                           9-30-95   12-31-94
                                                           -------   --------
     Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit
            Fixed rate                                    $  5,789   $  4,806
            Variable                                        21,374     18,471
        Standby letters of credit                              290        392

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

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                             (Dollars in Thousands)


        Most of the Company's business activity is conducted with customers located within Northeastern Ohio, where the Company maintains a network of twelve offices serving three counties. During the quarter just ended, the Company opened its eleventh office, de novo, in the community of Niles, Ohio located in southern Trumbull County. The Company also purchased a twelfth office in North Bloomfield Ohio, in northern Trumbull County. The North Bloomfield agreement included the purchase of approximately 11 million dollars in deposits. Both events occurred during the month of August 1995.

        The Company grants residential, consumer and commercial loans, to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio at September 30, 1995 and December 31, 1994:

                                              9-30-95   12-31-94
                                              -------   --------
   1-4 Family residential mortgages            43.6%     45.1%
   Commercial mortgages                        24.3%     24.9%
   Consumer loans                              13.8%     11.5%
   Commercial loans                            10.2%     10.0%
   Home equity loans                            8.1%      8.5%

        Included in 1-4 Family residential mortgages as of September 30, 1995 are $586 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1994 totaled $1,855. The estimated market value of these loans approximates their carrying value.

        The following is an analysis of changes in the allowance for loan losses at September 30, 1995 and September 30, 1994:

                                          9-30-95    9-30-94
                                          -------    -------
   Balance at beginning of period         $ 3,081    $ 3,139
   Loan charge-offs                          (314)      (246)
   Recoveries                                 245        167
                                          -------    -------
      Net loan recoveries (charge-offs)       (69)       (79)
                                          -------    -------
   Provision charged to operations            -0-        -0-
                                          -------    -------
   Balance at end of period               $ 3,012    $ 3,060
                                          =======    =======

        The recorded investment in loans for which impairment has been recognized in accordance with Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", was $238 while the related portion of the allowance for loan losses was $56 at September 30, 1995.

                      CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            -----------------------------------------------------
                (Dollars in Thousands, Except Per Share Data)


        5.)   Legal Proceedings:

        On July 10, 1995, the United States District Court, Northern District of Ohio, Eastern Division, certified FRANK SLENTZ, ET AL. V. CORTLAND SAVINGS AND BANKING COMPANY as a class action suit against the Company's subsidiary bank (Cortland).

        Plaintiffs purchased interests in two campgrounds, Ponderosa Park Resorts ("Ponderosa") and The Landing at Clay's Park ("The Landing"). Plaintiffs signed promissory notes furnished by these campgrounds. Some of these notes were subsequently sold to Cortland. Plaintiffs allege that the campgrounds were never developed as promised. Instead, the campgrounds lapsed into insolvency and were placed in bankruptcy.

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

        The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the Company.

        6.)  Earnings Per Share:

                                 THREE MONTHS        NINE MONTHS
                                    ENDED               ENDED
                                 SEPTEMBER 30,      SEPTEMBER 30,
                               ---------------     ---------------
                                 1995   1994         1995   1994
                               ---------------     ---------------
Net income                   $   860   $   833    $ 2,436  $ 2,450

Average shares outstanding   996,987   977,015    991,491  973,566

Net income per share         $  0.86   $  0.85    $  2.45  $  2.51

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


Capital Resources
-----------------

        The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 9.3% for the nine months ended September 30, 1995, as compared to 10.7% for the like period during 1994. Overall during the first nine months of 1995, capital grew at the annual rate of 20.3%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.

                       CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------
                            (Dollars in thousands)

        During the first nine months of 1995, the Company issued 19,260 shares of common stock which resulted in proceeds of $524. Of the 19,260 shares issued, 15,950 shares were issued through the Company's dividend reinvestment plan. The remaining 3,310 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

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

        These standards also classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan and lease losses (subject to certain limitations), perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying total capital to risk- adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) generally in the range of 3% to 4%, which is subject to regulatory guidelines.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they take adequate account of the following additional risks: interest rate, concentration of credit, and nontraditional activities. A new standard regarding interest rate risk (IRR) was issued during the quarter ended September 30, 1995. While the standard establishes no specific benchmark for IRR at this time, regulators will subjectively consider an institution's "exposure to declines in the economic value of its capital due to changes in interest rates" in evaluating capital adequacy. After gaining sufficient experience with the new IRR measurement framework, it is the intent of the

                       CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------
                            (Dollars in thousands)

regulatory agencies to establish an explicit formula-based capital requirement for IRR. The new rule is effective September 1, 1995.

        The table below illustrates the Company's risk weighted capital ratios at September 30, 1995 and December 31, 1994.

                            September 30, 1995   December 31, 1994
                            ------------------   -----------------
          Tier 1 Capital          $ 31,113           $ 29,005

          Tier 2 Capital             1,982              1,865
             TOTAL QUALIFYING     --------           --------
             CAPITAL              $ 33,095           $ 30,870
                                  ========           ========
            Risk Adjusted
            Total Assets (*)      $157,552           $148,020

            Tier 1 Risk-Based
            Capital Ratio            19.75%             19.60%

            Total Risk-Based
            Capital Ratio            21.01%             20.86%

            Total Leverage
            Capital Ratio             9.09%              8.97%

(*) Includes off-balance sheet exposures.


First Nine Months of 1995 as Compared to First Nine Months of 1994
------------------------------------------------------------------

        During the first nine months of 1995, net interest income increased by $163 compared to the first nine months of 1994. Total interest income increased by $1,429 or 8.5% from the level recorded in 1994. This increase was partially offset by an increase in interest expense of $1,266 or 18.0%. The average rate paid on interest sensitive liabilities increased by 63 basis points. The average balance of interest sensitive liabilities was virtually unchanged increasing by only $807 or 0.3%. The growth in average earning assets was also moderate, increasing by $6,244, or 2.0%, from the same period last year. The tax equivalent yield on earning assets during the first nine months of 1995 increased by 45 basis points when compared to the first three quarters of 1994.

                       CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------
                            (Dollars in thousands)


        Interest and dividend income on securities registered an increase of $714 or 11.1% during the first nine months of 1995 when compared to 1994. The average invested balances grew by 1.8%, increasing by $2,772. The increase in the average balance of investment securities was accompanied by a 48 basis point increase in portfolio yield, reflecting the impact of the Federal Reserve's efforts to slow economic activity to a more sustainable pace by pushing interest rates higher.

        Interest and fees on loans increased by $745 for the first nine months of 1995 compared to 1994, representing the combined effects of a $5,730 increase in the average balance of the loan portfolio and a 31 basis point increase in yield due to the effect of rising interest rates.

        Other interest income decreased by $30 from the same period a year ago. This resulted from the Company being more fully invested, as evidenced by a decline of $2,278 in the average balance of Federal Funds sold and other interest bearing bank balances when compared to the first nine months of last year.

        Other income from all sources increased by $25 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $112 from the same period a year ago. However, the sale of other real estate produced a $32 loss compared to a $64 gain in the same period last year. All other sources of operating income were little changed, increasing by $9, or 1.0%.

        Loan charge-offs during the first nine months were $314 in 1995 and $246 in 1994, while the recovery of previously charged-off loans amounted to $245 in 1995 compared to $167 in 1994. The loan loss allowance of $3,012 represents 1.9% of outstanding loans. Non accrual loans at September 30, 1995 represented 1.0% of the loan portfolio compared to 1.3% at December 31, 1994.

        Full time equivalent employment during the first nine months averaged 193 employees in 1995 and 190 in 1994. Salaries and benefits increased by $147 over the similar period a year ago, representing an increase of 4.1%.

                       CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               ----------------------------------------------
                            (Dollars in thousands)


        The FDIC dramatically reduced its premium rates retroactive to the end of May 1995. As a result, the subsidiary Bank experienced a decrease in FDIC Assessment expense of $179. State and local taxes increased by $18, or 6.1%. Equipment expense increased by $47, or 6.8%, primarily due to increased amortizing costs on new computer equipment and software systems installed during 1994. Marketing expense increased by $22, which includes an additional expenditure of $31 to promote the Company's two new branches. All other expense categories increased by only $10 as a group.

        Income before income tax expense amounted to $3,573 for the first nine months of 1995 compared to $3,450 for the first nine months of 1994. The effective tax rate for the first nine months was 31.8% in 1995 compared to 29.0% in 1994, resulting in income tax expense of $1,137 and $1,000, respectively. Net income for the first nine months registered $2,436 in 1995 compared to $2,450 in 1994, representing a 2.4% decline in per share amounts from the $2.51 earned in 1994 to the $2.45 recorded in 1995.



Third Quarter of 1995 as compared to Third Quarter 1994
-------------------------------------------------------

        During the third quarter of 1995, net interest income increased by $6 as compared to third quarter 1994. Average earning assets grew by 6.1% while average interest-bearing liabilities increased by 4.5%. The tax equivalent yield on earning assets increased by 39 basis points from the same quarter a year ago. The rate paid on interest-bearing liabilities increased by 76 basis points compared to a year ago, resulting in an increase in total interest expense of $640 from that recorded during the same period of 1994. The net effect of these changes was that the tax equivalent net interest margin declined by 20 basis points to 4.2%.

        Loans increased by $1,469 during the quarter, and are now $4,900 greater than at the end of the same quarter a year ago. Loans as a percentage of earning assets stood at 47.2% as of September 30, 1995 as compared to 49.6% on September 30, 1994. The loan to deposit ratio at the end of the third quarter of 1995 was 50.6% compared to 52.1% at the end of the same period a year ago. The investment portfolio increased by $21,140 or 13.8% from September 30, 1994 to September 30, 1995, and now represents 56.7% of each deposit dollar, up from 53.0% a year ago.

                      CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------
                            (Dollars in thousands)

        Loan charge-offs during the third quarter were $127 in 1995 and $116 in 1994, while the recovery of previously charged-off loans amounted to $35 during the third quarter of 1995 compared to $48 in the same period of 1994.

        Deposits increased by $17,686, benefiting from the purchase of some $11,000 in deposits as part of the Company's purchase of the North Bloomfield branch. The opening of the new Niles office added another $1,000 of deposits (see Note 4).

        Total other expenses in the third quarter were $2,336 in 1995 and $2,407 in 1994, a decrease of $71 or 3.0%. Employee salaries and benefits increased by $82 or 6.9%. Equipment expense increased by $114 or 5.7%. FDIC expense decreased by $177 due to a significant decrease in premiums. Other expenses as a group increased by $10 or 1.2% compared to the same period last year.

        Income before tax for the quarter was $1,284 in 1995 as compared to $1,188 in 1994. Net income for the quarter of $860 represented a 3.3% increase from the $833 a year ago.


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

        Statement of Financial Accounting Standards (SFAS) No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" is required to be adopted by the Company by January 1, 1996. Management does not expect this pronouncement to have any material effect on the Company.

                      CORTLAND BANCORP AND SUBSIDIARIES

                         PART II - OTHER INFORMATION
                         ---------------------------


Item 1.     Legal Proceedings
-------     -----------------

  See Note (5) of the financial statements.

Item 2.     Changes in Securities
-------     ---------------------
  Not applicable

Item 3.     Defaults upon Senior Securities
-------     -------------------------------
  Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------
  Not Applicable

Item 5.     Other Information
-------     -----------------
  Not applicable

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------
  (a)    Exhibits
         --------
         2.     Not applicable

         4.     Not applicable

         10.    Not applicable

         11.    See Note (6) of the Financial Statements

         15.    Not applicable

         18.    Not applicable

                      CORTLAND BANCORP AND SUBSIDIARIES
                      ---------------------------------

                         PART II - OTHER INFORMATION
                         ---------------------------


Note 6.  Exhibits and Reports on Form 8-K (continued)
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





                                              Cortland Bancorp
                                              ----------------
                                              (Registrant)

DATED: Nov. 8, 1995                           Lawrence A. Fantauzzi
       ------------                           ---------------------
                                              Controller/Treasurer
                                              (Chief Accounting Officer)



DATED:  Nov. 8, 1995                          Dennis E. Linville
        ------------                          ------------------
                                              Executive Vice-President,
                                              Secretary