Form 10-K405
period 1995-12-31
CORTLAND BANCORP INC
filed 1996-03-28
CIK 774569

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

For the fiscal year ended December 31, 1995.

        Commission file number 0-13814
                               --------

                             Cortland Bancorp
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Ohio                                 34-1451118
---------------------------------------   -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

       194 West Main Street
         Cortland, Ohio                                 44410
----------------------------------------   ----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       (330) 637-8040
                                                    -------------------------

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, no par value
-----------------------------------------------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x   No
                                       ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K [ x ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 12, 1996:

Common Stock, No Par Value - $37,664,149.
----------------------------------------

     The number of shares outstanding of the issuer's classes of common stock as of March 12, 1996:

Common Stock, No Par Value - 1,039,011 shares
---------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual shareholders report for the year ended December 31, 1995 are incorporated by reference into Part II.

       Portions of the proxy statement for the annual shareholders meeting to be held April 9, 1996 are incorporated by reference into Part III.

                                CORTLAND BANCORP
                                   FORM 10-K
                                      1995

                                     INDEX

Part I                                                                Page
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

Part II
-------

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

Part III
--------

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  III-1

Item 13. Certain Relationships and Related Transactions              III-1

Part IV
-------

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                  IV-1

Signatures                                                            IV-2

Index to Exhibits                                                     IV-3




                                     PART I
                                     ------

Item 1.  Business
-------  --------
General
-------

                               THE CORPORATION
                               ---------------

     The registrant, Cortland Bancorp (also referred to as the "Corporation"), is a bank holding company which was incorporated under the laws of the State of Ohio in 1984, and is registered under the Bank Holding Company Act of 1956, as amended. Its subsidiaries are The Cortland Savings and Banking Company ("Cortland Banks" or the "Bank"), which was acquired at the Corporation's inception in 1985, and New Resources Leasing Company, which was formed in 1988. The Corporation and its subsidiaries operate in one industry, domestic banking.

     The Corporation conducts no business activities except for investment in securities as permitted under the Bank Holding Company Act.

     The business of the Corporation and its subsidiaries is not seasonal to any significant extent and is not dependent on any single customer or group of customers.

                               CORTLAND BANKS
                               --------------

     Cortland Banks is a full service, state chartered bank engaged in commercial and retail banking and trust services. Cortland Banks' commercial and consumer banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, leasing, night depository, automated teller services, safe deposit boxes, money order services, travelers checks, utility bill payments and other miscellaneous services normally offered by commercial banks. In addition, Cortland Banks offers discount brokerage services, while the Banks' Trust Department offers a broad range of fiduciary services, including the administration of decedent and trust estates and other personal and corporate fiduciary services. Business is conducted at a total of twelve offices, eight of which are located in Trumbull County, Ohio. Three offices are located in the communities of Hiram, Windham and Mantua, Portage County, Ohio and one office is located in the community of Williamsfield, Ashtabula County, Ohio. Chartered by the State of Ohio, Cortland Banks is also a member of the Federal Reserve System.


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

     Cortland Banks, as a state banking organization, is subject to periodic examination and regulation by the Federal Reserve Bank of Cleveland and the State of Ohio Division of Banks. Cortland Banks is a member of the Federal Reserve System and its deposits are insured by the Bank Insurance Fund (BIF) administered by the Federal Deposit Insurance Corporation (FDIC).


Competition:
     Cortland Banks actively competes with state and national banks located in the Ohio counties of Trumbull, Portage and Ashtabula. It also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies, for deposits, loans and service business. Money market mutual funds, brokerage houses and similar institutions provide in a relatively unregulated environment many of the financial services offered by banks. In the opinion of management, the principal methods of competition are the rates of interest charged for loans, the rates of interest paid for funds, the fees charged for services and the availability of services.

Employees:
     At March 12, 1996, the Corporation and its subsidiaries had 161 full-time and 56 part-time employees. The Corporation considers its relations with its employees to be satisfactory.

Statistical Disclosure
----------------------



I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
----------------------------------------------------------------
   INTEREST RATES AND INTEREST DIFFERENTIAL
   ----------------------------------------

                           AVERAGE BALANCE SHEETS
                           ----------------------

                          (In Thousands of Dollars)


     The following shows consolidated balances of average assets, liabilities and shareholders' equity for the years indicated. The averages are based on daily balances.

           ASSETS
           ------
                                                                             1995           1994            1993
                                                                          --------       --------        --------
Cash and due from banks                                                   $  8,293       $  7,555        $  6,751
Interest-bearing deposits in other banks                                         0            658             100
Federal funds sold                                                           2,485          2,489           8,075
Trading account securities                                                       0            337             544

Investment securities:
  U.S. Treasury and other U.S. Government
    agencies and corporations                                               74,447         66,804          54,751
  U.S. Government mortgage-backed
    pass-through certificates                                               70,471         70,833          79,548
  States of the U.S. and political subdivisions                             15,436         15,362          10,778
  Other securities                                                           2,965          2,414           3,166
                                                                          --------       --------        --------
                       TOTAL INVESTMENT SECURITIES                         163,319        155,413         148,243
                                                                          --------        -------        --------



Total loans                                                                153,711        148,304         147,289
  Less unearned income                                                           9             16              26
  Less allowance for loan losses                                             3,079          3,116           3,284
                                                                           -------        -------         -------
                                        NET LOANS                          150,623        145,172         143,979
                                                                           -------        -------         -------




Market Value (depreciation) of
  securities available for sale                                               (469)           (91)              0
Premises and equipment                                                       6,422          6,488           5,316
Other assets                                                                 4,929          5,314           5,397
                                                                          --------       --------        --------
                                                                          $335,602       $323,335        $318,405
                                                                          ========       ========        ========

                       ----------------------------------

                          (In Thousands of Dollars)





         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
                                                                            1995           1994            1993
                                                                          --------       --------        --------
Deposits (all domestic):
  Noninterest-bearing demand deposits                                     $ 33,716       $ 29,783        $ 25,927
  Interest-bearing demand deposits                                          45,864         51,392          53,452
  Savings                                                                   87,072         94,753          90,981
  Time                                                                     129,320        113,444         116,112
                                                                          --------       --------        --------
                                    TOTAL DEPOSITS                         295,972        289,372         286,472
                                                                          --------       --------        --------


Borrowings:
  U.S. Treasury interest-bearing demand note                                   756            623             692
  Federal funds purchased                                                    1,276            440               0
  Securities sold under agreements to repurchase                             2,390          2,324           2,426
  Other Borrowings over one year                                             2,657             30              32
                                                                          --------       --------        --------
                                  TOTAL BORROWINGS                           7,079          3,417           3,150
                                                                          --------       --------        --------





Other liabilities                                                            2,139          2,502           3,292
                                                                          --------       --------        --------
                                 TOTAL LIABILITIES                         305,190        295,291         292,914
                                                                          --------       --------        --------



Shareholders' equity:
  Common stock                                                               4,966          4,735           4,531
  Additional paid-in capital                                                 8,363          7,323           6,528
  Retained earnings                                                         17,726         16,439          14,718
  Net unrealized loss on available for sale
    debt and marketable equity securities                                     (639)          (453)           (286)
  Less cost of common shares in treasury                                        (4)             0               0
                                                                          --------       --------        --------

                        TOTAL SHAREHOLDERS' EQUITY                          30,412         28,044          25,491
                                                                          --------       --------        --------
                                                                          $335,602       $323,335        $318,405
                                                                          ========       ========        ========

                      ANALYSIS OF NET INTEREST EARNINGS
                      ---------------------------------

                         (In Thousands of Dollars)



     The following schedules show the average amounts of interest-earning assets and interest-bearing liabilities, the related amounts of interest earned or paid and the related average yields or interest rates paid for the year indicated:


                                                                                         Interest        Average
                                                                       Average            Earned         Yield or
Year ended December 31, 1995                                         Outstanding         or Paid           Rate
----------------------------                                         -----------         --------        --------
Interest-earning assets:
  Interest-bearing deposits
    in other banks                                                    $      0            $     0
  Federal funds sold                                                     2,485                146           5.9%
  Trading account securities                                                 0                  0
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                      74,447              5,051           6.8%
    U.S. Government mortgage-backed
      pass-through certificates                                         70,471              4,571           6.5%
    States of the U.S. and political
      subdivisions (1) (2)                                              15,436              1,024           6.6%
    Other securities (1)                                                 2,965                187           6.3%
                                                                      --------           --------
                 Total investment securities (1)                       163,319             10,833           6.6%
   Loans (1) (2) (4)                                                   153,702             14,175           9.2%
                                                                      --------           --------
                   Total interest-earning assets                      $319,506           $ 25,154           7.9%
                                                                      ========           ========


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                  $ 45,864           $  1,177           2.6%
    Savings                                                             87,072              2,406           2.8%
    Time                                                               129,320              7,452           5.8%
                                                                      --------           --------
                                  Total deposits                       262,256             11,035           4.2%
                                                                      --------           --------

  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                          756                 41           5.4%
    Federal funds purchased                                              1,276                 78           6.1%
    Securities sold under agreements
        to repurchase                                                    2,390                110           4.6%
    Other borrowings over one year                                       2,657                157           5.9%
                                                                      --------           --------
                                Total borrowings                         7,079                386           5.5%
                                                                      --------           --------
              Total interest-bearing liabilities                      $269,335           $ 11,421           4.2%
                                                                      ========           ========

Net interest margin (3)                                                                  $ 13,733           4.3%
                                                                                         ========          =====



                     ANALYSIS OF NET INTEREST EARNINGS
                     ---------------------------------

                         (In Thousands of Dollars)



                                                                                         Interest         Average
                                                                       Average            Earned         Yield or
Year ended December 31, 1994                                         Outstanding         or Paid           Rate
----------------------------                                         -----------         --------        --------
Interest-earning assets:
  Interest-bearing deposits
    in other banks                                                    $    658           $     18           2.7%
  Federal funds sold                                                     2,489                 95           3.8%
  Trading account securities                                               337                 26           7.7%
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                      66,804              4,427           6.6%
    U.S. Government mortgage-backed
      pass-through certificates                                         70,833              4,037           5.7%
    States of the U.S. and political
      subdivisions (1) (2)                                              15,362              1,026           6.7%
    Other securities (1)                                                 2,414                147           6.1%
                                                                      --------           --------
                 Total investment securities (1)                       155,413              9,637           6.2%
   Loans (1) (2) (4)                                                   148,288             13,147           8.9%
                                                                      --------           --------
                   Total interest-earning assets                      $307,185           $ 22,923           7.5%
                                                                      ========           ========


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                 $  51,392           $  1,237           2.4%
    Savings                                                             94,753              2,576           2.7%
    Time                                                               113,444              5,559           4.9%
                                                                     ---------           --------
                                  Total deposits                       259,589              9,372           3.6%
                                                                     ---------           --------

  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                          623                 24           3.9%
    Federal funds purchased                                                440                 22           5.0%
    Securities sold under agreements
       to repurchase                                                     2,324                 79           3.4%
    Other borrowings over one year                                          30                  1           3.3%
                                                                      --------           --------
                                Total borrowings                         3,417                126           3.7%
                                                                      --------           --------
              Total interest-bearing liabilities                      $263,006           $  9,498           3.6%
                                                                      ========           ========

Net interest margin (3)                                                                  $ 13,425           4.4%
                                                                                         ========          =====



                       ----------------------------------

                          (In Thousands of Dollars)

                                                                                            Interest        Average
                                                                          Average            Earned         Yield or
Year ended December 31, 1993                                            Outstanding          or Paid          Rate
----------------------------                                            -----------          -------        --------
Interest-earning assets:
  Interest-bearing deposits
    in other banks                                                        $    100           $     12        12.0%
  Federal funds sold                                                         8,075                244         3.0%
  Trading account securities                                                   544                 32         5.9%
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                          54,751              3,616         6.6%
    U.S. Government mortgage-backed
      pass-through certificates                                             79,548              4,839         6.1%
    States of the U.S. and political
      subdivisions (1) (2)                                                  10,778                768         7.1%
    Other securities (1)                                                     3,166                220         6.9%
                                                                          --------           --------
                 Total investment securities (1)                           148,243              9,443         6.4%
   Loans (1) (2) (4)                                                       147,263             13,631         9.3%
                                                                          --------           --------
                   Total interest-earning assets                          $304,225           $ 23,362         7.7%
                                                                          ========           ========


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                      $ 53,452           $  1,485         2.8%
    Savings                                                                 90,981              2,767         3.0%
    Time                                                                   116,112              5,776         5.0%
                                                                          --------           --------
                                  Total deposits                           260,545             10,028         3.8%
                                                                          --------           --------

  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                              692                 20         2.9%
    Federal funds purchased                                                      0                  0
    Securities sold under agreements
        to repurchase                                                        2,426                 78         3.2%
    Other Borrowings over one year                                              32                  1         3.1%
                                                                          --------           --------
                                Total borrowings                             3,150                 99         3.1%
                                                                          --------           --------
              Total interest-bearing liabilities                          $263,695           $ 10,127         3.8%
                                                                          ========           ========

Net interest margin (3)                                                                      $ 13,235         4.4%
                                                                                             ========        =====

(1) The amounts are reflected on a fully taxable equivalent basis using the statutory tax rate of 34% in 1995, 1994 and 1993. Tax-free income from states of the U.S. and political subdivisions, other securities and loans amounted to $656, $1 and $197, respectively, for 1995; $641, $14 and $206, respectively, for 1994; $474, $14 and $180, respectively, for 1993.

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

(4) Interest earned on loans includes loan fees of $72 in 1995, $333 in 1994 and $368 in 1993.

                            RATE AND VOLUME ANALYSIS
                            ------------------------

                            (In Thousands of Dollars)




     The following tables analyze by rate and volume the dollar amount of changes in the components of the interest differential:

                                                                              1995 Change from 1994
                                                                              ---------------------
                                                                                      Change     Change
                                                                           Total      Due to     Due to
                                                                           Change     Volume      Rate
                                                                          --------   --------   --------
Interest Income
---------------
  Interest-bearing deposits in other banks                                $    (18)    $  (18)  $      0
  Federal funds sold                                                            51          0         51
  Trading account securities                                                   (26)       (26)         0
  Investment securities:
    U.S. Treasury and other U.S. Government
      agencies and corporations                                                624        516        108
    U.S. Government mortgage-backed
      pass-through certificates                                                534        (21)       555
    States of the U.S. and political
      subdivisions                                                              (2)         5         (7)
    Other securities                                                            40         34          6
                                                                          --------   ---------  ---------
                       Total investment securities                           1,196        534        662
  Loans                                                                      1,028        489        539
                                                                          --------   ---------  ---------
                             Total interest income                        $  2,231   $    979   $   1,252
                                                                          ========   =========  =========


Interest Expense
----------------
  Deposits:
    Interest-bearing demand deposits                                      $    (60)  $   (139)   $     79
    Savings                                                                   (170)      (212)         42
    Time                                                                     1,893        838       1,055
                                                                          --------   --------    --------
                                    Total deposits                           1,663        487       1,176
                                                                          --------   --------    --------
  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                               17          6          11
    Federal funds purchased                                                     56         51           5
    Securities sold under agreements to repurchase                              31          2          29
    Other Borrowings over one year                                             156        155           1
                                                                          --------   --------    --------
                                  Total borrowings                             260        214          46
                                                                          --------   --------    --------
                            Total interest expense                        $  1,923   $    701    $  1,222
                                                                          ========   ========    ========


The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                           RATE AND VOLUME ANALYSIS
                           ------------------------

                          (In Thousands of Dollars)


                                                                                   1994 Change from 1993
                                                                              ------------------------------
                                                                                          Change          Change
                                                                           Total          Due to          Due to
                                                                           Change         Volume           Rate
                                                                          --------       --------        --------
Interest Income
---------------
  Interest-bearing deposits in other banks                                $      6       $     21        $    (15)
  Federal funds sold                                                          (149)          (201)             52
  Trading account securities                                                    (6)           (14)              8
  Investment securities:
    U.S. Treasury and other U.S. Government
      agencies and corporations                                                811            799              12
    U.S. Government mortgage-backed
      pass-through certificates                                               (802)          (509)           (293)
    States of the U.S. and political
      subdivisions                                                             258            309             (51)
    Other securities                                                           (73)           (48)            (25)
                                                                          --------       --------        --------
                       Total investment securities                             194            551            (357)
   Loans                                                                      (484)            94            (578)
                                                                          --------       --------        --------
                             Total interest income                        $   (439)      $    451        $   (890)
                                                                          ========       ========        ========


Interest Expense
----------------
  Deposits:
    Interest-bearing demand deposits                                      $   (248)      $    (55)       $   (193)
    Savings                                                                   (191)           113            (304)
    Time                                                                      (217)          (134)            (83)
                                                                          --------       --------        --------
                                    Total deposits                            (656)           (76)           (580)
                                                                          --------       --------        --------
  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                                4             (2)              6
    Federal funds purchased                                                     22             22               0
    Securities sold under agreements to repurchase                               1             (3)              4
    Other Borrowings over one year                                               0              0               0
                                                                          --------       --------        --------
                                  Total borrowings                              27             17              10
                                                                          --------       --------        --------
                            Total interest expense                        $   (629)      $    (59)       $   (570)
                                                                          ========       ========        ========




II. INVESTMENT PORTFOLIO
------------------------



     The following table shows the book value of investment securities by type of obligation at the dates indicated:

                          (In Thousands of Dollars)

                                                           December 31,

                                                      1995       1994       1993
                                                   --------    -------    --------

U.S. Treasury and other U.S. Government
  agencies and corporations                        $ 81,720    $ 65,777   $ 59,007
U.S. Government mortgage-backed
  pass-through certificates                          79,557      65,590     77,768
States of the U.S. and political subdivision         16,811      15,285     14,488
Other Securities                                      3,622       2,324      2,524
                                                   --------    --------   --------
                                                   $181,710    $148,976   $153,787
                                                   ========    ========   ========





     A summary of securities held at December 31, 1995, classified according to the earlier of next repricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          (In Thousands of Dollars)

                                                             December 31, 1995
                                                    ----------------------------------------
                                                      Book                     Weighted
  Type and Maturity Grouping                          Value               Average Yield  (1)
  --------------------------                        ---------             ------------------
U.S. Treasury and other U.S. Government
 agencies and corporations:
  Maturing within one year                          $ 17,601                     6.49%
  Maturing after one year but within five years       25,597                     6.12
  Maturing after five years but within ten years      32,370                     7.43
  Maturing after ten years                             6,152                     7.97
                                                    --------                    -----
      Total U.S. Treasury and other U.S.
        Government agencies and corporations        $ 81,720                     6.86%
                                                    ========                    =====

U.S. Government mortgage-backed
 pass-through certificates, REMICS & CMO's
  Maturing within one year                          $ 51,734                     6.49%
  Maturing after one year but within five years       17,733                     6.97
  Maturing after five years but within ten years       7,639                     7.36
  Maturing after ten years                             2,451                     7.40
                                                    --------                    -----
      Total U.S. Government mortgage-backed
        pass-through certificates, REMICS & CMO's   $ 79,557                     6.71%
                                                    ========                    =====




------------------------

                          (In Thousands of Dollars)




                                                                             December 31, 1995
                                                                      ---------------------------------
                                                                        Book               Weighted
   Type and Maturity Grouping                                          Value          Average Yield (1)
   --------------------------                                         --------        -----------------

States of the U.S. and political subdivisions:
  Maturing within one year                                              $    740               7.85%
  Maturing after one year but within five years                            7,899               6.77
  Maturing after five years but within ten years                           6,903               6.91
  Maturing after ten years                                                 1,269               7.79
                                                                        --------
      Total States of the U.S. and
        political subdivisions                                          $ 16,811               6.95%
                                                                        ========            ========

Other securities:
  Maturing within one year                                              $  1,911               6.14%
  Maturing after one year but within five years                                0
  Maturing after five years but within ten years                               0
  Maturing after ten years                                                 1,711               6.22
                                                                        --------
      Total Other securities                                            $  3,622               6.18%
                                                                        ========            ========

(1) The weighted average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states of the U.S. and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 34% were $18, $168, $162 and $34 for the four ranges of maturities.


  Excluding obligations of the U.S. Treasury and other agencies and corporations of the U.S. government, there were no investment or mortgage-backed securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1995.

  As of December 31, 1995, there were $17,516 in callable U.S. Government Agencies, given current and expected interest rate environments, which are likely to be called within the one year time horizon. These securities are categorized according to their contractual maturities. $2,007 mature after one year but within five years, $11,510 mature after five years but within ten years and $3,999 mature after 10 years.

  As of December 31, 1995, there were $17,018 in callable U.S. Government Agencies that, given current and expected interest rate environments, are likely to be called within the over 1-5 year time frame. These securities are categorized according to their contractual maturities. $14,865 mature after five years but within ten years and $2,153 mature after 10 years.

III. LOAN PORTFOLIO (ALL DOMESTIC)
----------------------------------

                              TYPES OF LOANS
                              --------------
                          (In Thousands of Dollars)


     The following schedule shows the types of loans at the dates indicated:

                                                                         December 31,
                                           ----------------------------------------------------------------------
                                             1995           1994            1993           1992            1991
                                           --------       --------        --------       --------        --------
1 - 4 family residential
  mortgage                                 $ 67,099       $ 66,069        $ 68,096       $ 71,085        $ 83,824
Commercial mortgage                          38,371         37,554          35,014         37,385          41,252
Consumer loans                               21,254         17,247          14,539         18,975          26,109
Commercial loans                             16,658         15,101          12,898         10,963          13,832
Home equity loans                            12,353         12,854          13,403         12,426          10,802
1 - 4 family residential
  mortgages held for sale                       473          1,855           1,877            889               0
                                           --------       --------        --------       --------        --------
                                           $156,208       $150,680        $145,827       $151,723        $175,819
                                           ========       ========        ========       ========        ========




           MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES
           -------------------------------------------------------

                          (In Thousands of Dollars)


     The following schedule sets forth maturities based on remaining scheduled repayments of principal or next repricing opportunity for various categories of loans listed above as of December 31, 1995:

                                            1 Year         1 to            Over
        Types of Loans                     or Less        5 Years         5 Years          Total
        --------------                     --------       --------        --------        --------
Commercial loans                           $  9,444       $  2,871        $  4,343       $ 16,658
Home Equity                                  12,353              0               0         12,353
                                           --------       --------        --------       --------
  Total loans (excluding
    mortgage and consumer loans)           $ 21,797       $  2,871        $  4,343       $ 29,011
                                           ========       ========        ========       ========


     The amounts of total loans (excluding mortgage and consumer loans) as of December 31, 1995, based on remaining scheduled repayments of principal, are shown in the following table:

                                                                           1 Year          Over
        Types of Loans                                                    or Less         1 Year          Total
        --------------                                                    --------       --------        --------
Floating or adjustable rates of interest                                  $ 20,832        $   414        $ 21,246
Fixed rates of interest                                                        965          6,800           7,765
                                                                          --------       --------        --------
                                       Total loans                        $ 21,797        $ 7,214        $ 29,011
                                                                          ========       ========        ========

                                RISK ELEMENTS
                                -------------

                          (In Thousands of Dollars)


     The following table sets forth aggregate loans in each of the following categories for the years indicated:

                                                                       December 31,
                                           ----------------------------------------------------------------------
                                             1995           1994            1993           1992            1991
                                           --------       --------        --------       --------        --------
Loans accounted for on a
  nonaccrual basis                         $  1,597       $  1,909        $  1,652       $  1,979        $  3,315

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                         7             14             353            201             251

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)                 191            205             573          1,222          1,084

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of December 31, 1995.

                           (In Thousands of Dollars)

Gross interest income that would have been recorded
  if the loans had been current in accordance with
  their original terms                                           $181

Interest income included in income on the loans                   113

      A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. Once a loan is charged-off, any interest that may be accrued and not collected on the loan is charged against earnings.

     As of December 31, 1995, there are $2,271 in loans, not included in the above categories, which may be considered potential problem loans. Management has established specific allocations of the allowance for loan loss of $357, which it considers adequate, based on current information, to cover potential loss related to these credits.

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

      On February 15, 1994 a pre-refunded, escrowed municipal bond with a par value of $100 issued by Northeast Randolph County, Alabama, was placed on nonaccrual status by the Bank. These bonds were pre-funded with U.S. Treasury securities financed by a subsequent bond issue of Northern Randolph County, Alabama, which later defaulted. Holders of this refunding issue filed suit, seeking to have the escrow unwound with proceeds distributed to the claimants. The bond trustee suspended interest payments pending a ruling from the court on this matter. On January 11, 1996, the United States District Court for the Northeastern District of Alabama, ordered that the holders of the pre-refunded issue were to immediately receive the proceeds of the escrow fund in full satisfaction of the principal and accrued interest due on the bond, resulting in the bond's early retirement. The Company expects to receive amounts due on these bonds in the first quarter of 1996.

      On December 31, 1992 the Bank had investment securities with a carrying value of $74, and a par value of $500 accounted for on a non accrual basis. During 1993, the LTV Corporation reached an agreement with its creditors and emerged from Chapter XI bankruptcy proceedings. As a result of the settlement, in which the Bank received cash, common stock and other securities in exchange for its debt securities of the LTV Corporation, the bank realized a gain of $106 on LTV related securities in its investment portfolio.

IV. SUMMARY OF LOAN LOSS EXPERIENCE
-----------------------------------

     The following is an analysis of the allowance for loan losses for the periods indicated:

                          (In Thousands of Dollars)


                                                                       December 31,
                                           ---------------------------------------------------------------------
                                             1995           1994            1993           1992            1991
                                           --------       -------         -------        -------         -------
Balance at beginning of year               $  3,081       $ 3,139         $ 3,415        $ 3,203         $ 2,987
Loan losses:
  1 - 4 family residential
    mortgages                                   (69)          (72)           (172)          (108)           (160)
  Commercial mortgages                            0           (27)            (42)          (834)           (195)
  Consumer loans                               (220)         (141)           (271)          (438)           (792)
  Commercial loans                              (78)          (48)           (123)          (198)           (187)
  Home equity loans                               0             0              (7)           (18)              0
                                           --------       -------         -------        -------         -------

                                               (367)         (288)           (615)        (1,596)         (1,334)
                                           --------       -------         -------        -------         -------
Recoveries on previous
loan losses:
  1 - 4 family residential
    mortgages                                     4             4              26             55              17
  Commercial mortgages                           78             6              28              6               0
  Consumer loans                                152           156             202            273             321
  Commercial loans                               63            64              83             24              32
                                           --------       -------         -------        -------         -------

                                                297           230             339            358             370
                                           --------       -------         -------        -------         -------
Net loan losses                                 (70)          (58)           (276)        (1,238)           (964)
                                           --------       -------         -------        -------         -------

Provision charged to
  operations                                      0             0               0          1,450           1,180
                                           --------       -------         -------        -------         -------
Balance at end of year                     $  3,011       $ 3,081         $ 3,139        $ 3,415         $ 3,203
                                           ========       =======         =======        =======         =======

Ratio of net loan losses to
  average net loans
  outstanding                                 .05%           .04%            .19%           .75%            .53%
                                             =====          =====           =====          =====           =====





     For each of the periods presented above, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience, the status of past due interest and principal payments, the quality of financial information supplied by the customers and the general economic condition present in the lending area of the Corporation's bank subsidiary.

-----------------------------------


     The following is an allocation of the allowance for loan losses. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated:


                         (In Thousands of Dollars)

                                                                        December 31,
                                           ----------------------------------------------------------------------
       Types of Loans                        1995           1994            1993           1992            1991
       --------------                      --------       --------        --------       --------        --------
1 - 4 family residential
  mortgage                                 $   351        $    385        $    405       $   437         $    419
Commercial mortgage                          1,118           1,223           1,029         1,157              997
Consumer loans                                 416             407             424           591            1,019
Commercial loans                               239             207             192           210              235
Home equity loans                               61              63              67            62               52
Unallocated portion                            826             796           1,022           958              481
                                           -------        --------        --------       -------         --------
                                           $ 3,011        $  3,081        $  3,139       $ 3,415         $  3,203
                                           =======        ========        ========       =======         ========

     The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in 1995 will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.


     The percentage of loans in each category to total loans is shown in the following table:

                                                                        December 31,
                                           ----------------------------------------------------------------------
       Types of Loans                        1995           1994            1993           1992            1991
       --------------                      --------       --------        --------       --------        --------
1 - 4 family residential
  mortgage                                   43.3%          45.1%          48.0%           47.4%           47.7%
Commercial mortgages                         24.6           24.9           24.0            24.7            23.5
Consumer loans                               13.6           11.5           10.0            12.5            14.8
Commercial loans                             10.6           10.0            8.8             7.2             7.9
Home equity loans                             7.9            8.5            9.2             8.2             6.1
                                            -------        -------        -------         -------         -------
                                            100.0%         100.0%         100.0%          100.0%          100.0%
                                            =======        =======        =======         =======         =======







                     LOAN COMMITMENTS AND LINES OF CREDIT
                     ------------------------------------

     In the normal course of business, the bank subsidiary has extended various commitments for credit. Commitments for mortgages, revolving lines of credit and letters of credit generally are extended for a period of one month up to one year. Normally, no fees are charged on any unused portion. Fees are typically charged for the issuance of a letter of credit.

V. DEPOSITS (ALL DOMESTIC)
--------------------------

     The following table shows the classification of average deposits for the periods indicated:

                         (In Thousands of Dollars)

          Average Balance                                                   1995           1994            1993
          ---------------                                                 --------       --------        --------
Noninterest-bearing demand deposits                                       $ 33,716       $ 29,783        $ 25,927
Interest-bearing demand deposits                                            45,864         51,392          53,452
Savings                                                                     87,072         94,753          90,981
Time deposits                                                              129,320        113,444         116,112
                                                                          --------       --------        --------
                            Total average deposits                        $295,972       $289,372        $286,472
                                                                          ========       ========        ========





     The following shows the average rate paid on the following deposit categories for the periods indicated:

          Type                                                              1995           1994            1993
          ----                                                            --------       --------        --------

Interest-bearing demand deposits                                            2.6%            2.4%            2.8%
Savings                                                                     2.8             2.7             3.0
Time deposits                                                               5.8             4.9             5.0



     A summary of time deposits of $100,000 or more as of December 31, 1995 by maturity range is shown below:

                          (In Thousands of Dollars)

                                                                            Other
                                                     Certificates           Time
                                                      of Deposit           Deposits          Total
                                                     ------------          --------        --------

3 months or less remaining until maturity              $  9,957           $  1,075          $ 11,032
3 to 6 months remaining until maturity                    6,421                  0             6,421
6 to 12 months remaining until maturity                   6,833                  0             6,833
Over 12 months remaining until maturity                   5,394              1,530             6,924
                                                       --------           --------          --------
                               Total outstanding       $ 28,605           $  2,605          $ 31,210
                                                       ========           ========          ========


VI. RETURN ON EQUITY AND ASSETS
-------------------------------

     Information for the years indicated is as follows:

                                                                                   1995         1994         1993
                                                                                  ------       ------       ------
Return on average total assets                                                      1.0%         1.0%          .7%
Return on average equity                                                           10.8%        11.0%         8.8%
Cash dividend payout ratio                                                         30.7%        26.7%        21.5%
Average equity to average total assets                                              9.1%         8.7%         8.0%


Item 2.  Properties
------   ----------

                         CORTLAND BANCORP'S PROPERTY
                         ---------------------------

     Cortland Bancorp owns no property. Operations are conducted at 194 West Main Street, Cortland, Ohio.

                           CORTLAND BANKS' PROPERTY
                           ------------------------

     Cortland Banks' main office (as described in its charter) is located at 194 West Main Street, Cortland, Ohio. Administrative offices are located at the main office. The other offices are:

   Popular Name                              Address
   ------------                              -------

Brookfield Office            7325 Warren-Sharon Road, Brookfield, Ohio
Vienna Office                4434 Warren-Sharon Road, Vienna, Ohio
Windham Office               9690 East Center Street, Windham, Ohio
Bristol Office               6090 State Route 45, Bristolville, Ohio
Williamsfield Office         State Routes 322 and 7, Williamsfield, Ohio
Hiram Office                 6821 Wakefield Road, Hiram, Ohio
Warren Office                2935 Elm Road, Warren, Ohio
Hubbard Office               890 West Liberty Street, Hubbard, Ohio
Mantua Office                10521 Main Street, Mantua, Ohio
Niles Office                 6050 Youngstown Warren Rd., Niles, Ohio
North Bloomfield Office      8837 State Route 45, North Bloomfield, Ohio

     The Brookfield, Windham, Hubbard, Mantua, and Niles Offices are leased, while all of the other above offices are owned by Cortland Banks.

Item 3.  Legal Proceedings
------   -----------------

     On July 10, 1995, the United States District Court, Northern District of Ohio, Eastern Division, certified Frank Slentz, et al. v. Cortland Savings and Banking Company as a class action suit against the Company's subsidiary bank (Cortland).

     Plaintiffs purchased interests in two campgrounds, Ponderosa Park Resorts ("Ponderosa") and The Landing at Clay's Park ("The Landing"). Plaintiffs signed promissory notes furnished by these campgrounds. Some of these notes were subsequently sold to Cortland. Plaintiffs alledge that the campgrounds were never developed as promised. Instead, the campgrounds lapsed into insolvency and were placed in bankruptcy.

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

     The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.




Executive Officers of the Registrant
------------------------------------

     The names, ages and positions of the executive officers as of March 1, 1996 are as follows:

            Name                       Age                  Position Held
            ----                       ---                  -------------
     Rodger W. Platt                   60              Chairman of the Board,
                                                         President and Director
     Dennis E. Linville                45              Executive Vice President,
                                                         Secretary and Director
     Lawrence A. Fantauzzi             48              Controller/Treasurer

     James M. Gasior                   36              Vice President and Chief
                                                         Operations Officer

     All of the officers listed above will hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified.





Principal Occupation and Business Experience of Executive Officers
------------------------------------------------------------------

     During the past five years the business experience of each of the executive officers has been as follows:

     Rodger W. Platt has been a Chairman of the Board of Cortland Bancorp and the subsidiary bank since November 1987. He has been a Director and President of Cortland Bancorp since its formation in April of 1985. He has been a Director of the subsidiary bank since 1974 and has been President since 1976.

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

     Lawrence A. Fantauzzi has been the Controller of Cortland Bancorp and the subsidiary bank since April l987. He became Treasurer of Cortland Bancorp in December 1992. He became a Director of New Resources Leasing Company in November 1995.

     James M. Gasior has been the Vice President and Chief Operations Officer of Cortland Bancorp since April 1995. He has been the Vice President and Chief Operations Officer of the subsidiary bank since June 1993. Previously, he had been the General Audit Officer of the subsidiary bank since March 1990. He became a Director of New Resources Leasing Company in November, 1995.

                                   PART II
                                   -------

     Information relating to Items 5, 6, 7 and 8 is set forth in the Corporation's 1995 Annual Report to Shareholders under the captions and on the pages indicated below and is incorporated herein by reference:

                                                                Pages in 1995
                                                                Annual Report
         Caption in 1995 Annual Report to Shareholders         to Shareholders
         ---------------------------------------------         ---------------
Item 5.    Market for Registrant's Common Equity and
-------    -----------------------------------------
           Related Shareholder Matters                                40
           ---------------------------

           Discussion of Dividend Restrictions                        23
           ------------------------------------

Item 6.    Selected Financial Data                                    24
-------    -----------------------

Item 7.    Management's Discussion and Analysis of
-------    ---------------------------------------
           Financial Condition and Results of Operations              27
           ---------------------------------------------

Item 8.    Financial Statements and Accompanying Information           5
-------    -------------------------------------------------


Item 9.    Changes in and Disagreements with Accountants
-------    ---------------------------------------------
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

(a) (2)           At a meeting held on February 8, 1994, the Board of
                  Directors of Cortland Bancorp engaged the accounting firm of Packer, Thomas & Company to serve as independent public accountants for Cortland Bancorp for the twelve month periods ending December 31, 1994 through 1996. The newly engaged accountants were not consulted prior to engagement on the application of any accounting principles or the type of opinion that it might have rendered on the Corporation's financial statements.

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




Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     Information relating to directors of the Corporation will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 9, 1996. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is set forth in Part I. Pages 3-6





Item 11.  Executive Compensation
--------  ----------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 9, 1996. Such information is incorporated herein by reference. Pages 6-9





Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 9, 1996. Such information is incorporated herein by reference. Page 2





Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 9, 1996. Such information is incorporated herein by reference. Page 11





                                      III-1

                                    PART IV
                                    -------




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------


(a) 1. Financial Statements
       --------------------

       Included in Part II of this report:

            Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation's 1995 Annual Report to Shareholders and is incorporated by reference in Part II of this report.


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

       No reports on Form 8-K were filed for the three months ended December 31, 1995.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORTLAND BANCORP

March 12, 1996                        By  Rodger W. Platt, President
-----------------                         ------------------------------
     Date


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       Chairman of the Board,
Rodger W. Platt                        President and Director                   March 12, 1996
--------------------------------                                                -------------------
                                                                                Date

                                       Executive Vice
                                       President, Secretary
Dennis E. Linville                     and Director                             March 12, 1996
--------------------------------                                                --------------------
                                                                                Date

P. Bennett Bowers                      Director                                 March 12, 1996
--------------------------------                                                --------------------
                                                                                Date

David C. Cole                          Director                                 March 12, 1996
--------------------------------                                                ---------------------
                                                                                Date

George E. Gessner                      Director                                 March 12, 1996
--------------------------------                                                --------------------
                                                                                Date

William A. Hagood                      Director                                 March 12, 1996
--------------------------------                                                --------------------
                                                                                Date

James E. Hoffman, III                  Director                                 March 12, 1996
--------------------------------                                                --------------------
                                                                                Date

Richard L. Hoover                      Director                                 March 12, 1996
--------------------------------                                                --------------------
                                                                                Date

K. Ray Mahan                           Director                                 March 12, 1996
--------------------------------                                                --------------------
                                                                                Date

Timothy K. Woofter                     Director                                 March 12, 1996
--------------------------------                                                --------------------
                                                                                Date

Lawrence A. Fantauzzi                  Controller/Treasurer                     March 12, 1996
--------------------------------                                                --------------------
                                                                                Date

James M. Gasior                        Vice President &                         March 12, 1996
--------------------------------       Chief Operations Officer                 --------------------


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

 3.2. Bylaws of the Corporation as currently in effect (incorporated by reference to Exhibit 3a of the Corporation's Report on Form S-1 filed February 5, 1988).

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

 27    Financial Data Schedule.

    Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Dennis E. Linville, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.