Form 10-Q
period 1996-03-31
CORTLAND BANCORP INC
filed 1996-05-14
CIK 774569

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                              ------------------

                         Commission file number 0-13814
                                                -------

                              Cortland Bancorp
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Ohio                                 34-1451118
- ------------------------------    -----------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)      Number)


                 194 West Main Street, Cortland, Ohio  44410
- --------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


                                   (330) 637-8040
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO
   ------   ------


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                         Outstanding at  May 7, 1996
      -----                                        -----------------------------
Common Stock, No Par Value                               1,039,784 Shares
- --------------------------                               ----------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements (Unaudited)
- -------  --------------------------------
         Cortland Bancorp and Subsidiaries:
              Consolidated Balance Sheets - March 31,
              1996 and December 31, 1995                             2

              Consolidated Statements of Income - Three
              months ended March 31, 1996 and 1995                   3

              Consolidated Statements of Cash Flows -
              Three months ended March 31, 1996 and 1995             4

              Notes to Consolidated Financial Statements -
              March 31, 1996                                    5 - 12

Item 2.  Management's Discussion and Analysis of
- -------  ---------------------------------------
         Financial Condition and Results of Operations         13 - 17
         ---------------------------------------------



                         PART II - OTHER INFORMATION
                         ---------------------------



Item 1.  Legal proceedings                                          18
- -------  -----------------

Item 2.  Changes in Securities                                      18
- -------  ---------------------

Item 3.  Defaults Upon Senior Securities                            18
- -------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders        18
- -------  ---------------------------------------------------

Item 5.  Other Information                                          18
- -------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                        18-19
- -------  --------------------------------

Signatures                                                          20
- ----------

                       CORTLAND BANCORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                 (Amounts in thousands, except per share data)





                                                                     MARCH 31,     DECEMBER 31,
                                                                        1996          1995
                                                                    ----------     ----------
    ASSETS
    Cash and due from banks                                            $9,678        $12,439
    Investment securities available for sale  (Note 3)                116,765        117,689
    Investment securities held to maturity  (approximate market
       value of $71,893 in 1996 and $64,873 in 1995) (Note 3)          72,488         64,021
    Total loans (Note 4)                                              158,077        156,208
       Less allowance for loan losses (Note 4)                         (2,970)        (3,011)
                                                                    ----------     ----------
          Net loans                                                   155,107        153,197
                                                                    ----------     ----------
    Premises and equipment                                              6,385          6,537
    Other assets                                                        5,554          4,849
                                                                    ----------     ----------

             Total assets                                            $365,977       $358,732
                                                                    ==========     ==========

    LIABILITIES
    Noninterest-bearing deposits                                      $35,913        $39,255
    Interest-bearing deposits                                         280,718        276,674
                                                                    ----------     ----------
      Total deposits                                                  316,631        315,929
    Short term borrowings under one year                                4,338          3,191
    Other borrowings over one year                                     10,026          5,026
    Other liabilities                                                   1,494          1,970
                                                                    ----------     ----------
             Total liabilities                                        332,489        326,116
                                                                    ----------     ----------

    Commitments and contingent liabilities (Notes 4 & 5)

    SHAREHOLDERS' EQUITY
    Common stock - $5.00 stated value - authorized
      5,000,000 shares; issued 1,039,163 shares
      in 1996  and 1,026,707 in 1995                                    5,196          5,134
    Additional paid-in capital                                          9,491          9,171
    Retained earnings                                                  18,696         17,693
    Net unrealized gain on available for sale
      debt securities and marketable equity securities                    108            643
    Treasury stock, at cost, 153 shares in 1996 and 854 in 1995            (3)           (25)
                                                                    ----------     ----------
             Total shareholders' equity                                33,488         32,616
                                                                    ----------     ----------

             Total liabilities and shareholders' equity              $365,977       $358,732
                                                                    ==========     ==========





           See accompanying notes to consolidated financial statement of Cortland Bancorp and Subsidiaries
                                       2

                       CORTLAND BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               (Amounts in thousands, except for per share data)

                                                                     THREE
                                                                  MONTHS ENDED
                                                                    MARCH 31,
                                                        -------------------------------
                                                          1996                   1995
                                                        --------               --------
INTEREST INCOME
   Interest and fees on loans                            $3,634                 $3,421
   Interest and dividends on investment securities:
      Taxable interest income                             1,358                  1,147
      Nontaxable interest income                            213                    169
      Dividends                                              52                     31
   Interest on mortgage-backed securities                 1,335                  1,018
   Interest on trading account securities                     3                      0
   Other interest income                                     25                      0
                                                        --------               --------
     Total interest income                                6,620                  5,786
                                                        --------               --------
INTEREST EXPENSE
   Deposits                                               2,975                  2,436
   Borrowed funds                                           123                     76
                                                        --------               --------
     Total interest expense                               3,098                  2,512
                                                        --------               --------
       Net interest income                                3,522                  3,274

PROVISION  FOR LOAN LOSSES                                    0                      0
                                                        --------               --------
       Net interest income after provision
        for loan losses                                   3,522                  3,274
                                                        --------               --------

OTHER INCOME
   Fees for other customer services                         247                    229
   Trading securities gain (loss)                            16                      0
   Investment securities gains                               30                      1
   Gain on sale of loans                                      1                     55
   Other non-interest income                                 66                     73
                                                        --------               --------
     Total other income                                     360                    358
                                                        --------               --------

OTHER EXPENSES
   Salaries and employee benefits                         1,313                  1,227
   Net occupancy expense                                    188                    142
   Equipment expense                                        234                    235
   State and local taxes                                    123                    106
   FDIC assessment                                            1                    161
   Office supplies                                          122                    118
   Marketing expense                                         57                     56
   Collection, repossession and foreclosure expenses         20                     23
   Loss on the sale of other real estate                      0                     13
   Legal and litigation expense                              78                     77
   Other operating expenses                                 289                    308
                                                        --------               --------
     Total other expenses                                 2,425                  2,466
                                                        --------               --------

     Income before federal income taxes                   1,457                  1,166

FEDERAL INCOME TAXES                                        454                    353
                                                        --------               --------

NET INCOME                                               $1,003                   $813
                                                        ========               ========

EARNINGS PER COMMON SHARE (Note 6)                        $0.97                  $0.80
                                                        ========               ========



          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                       CORTLAND BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)





                                                                        FOR THE
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                 1996               1995
                                                              --------            -------
NET CASH FROM OPERATING ACTIVITIES                               $163              $1,702

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                   (12,728)               (222)
   Purchases of securities available for sale                  (9,288)             (1,765)
   Proceeds from call, maturity  and principal
     payments on securities available for sale                  9,290               1,954
   Proceeds from call, maturity  and principal
     payments on securities held to maturity                    4,227               1,102
   Net increase in loans made to customers                     (2,476)             (1,169)
   Proceeds from disposition  of other real estate                  0                  12
   Proceeds from sale of loans                                    853                  36
   Purchase of premises and equipment                             (55)               (111)
                                                              --------            -------
   Net cash from investing activities                         (10,177)               (163)
                                                              --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                               702                 677
   Net increase (decrease) in borrowings                        6,147              (5,054)
   Proceeds from sale of common stock                             382                 286
   Proceeds from sale of treasury stock                            22                   0
                                                              --------            -------
   Net cash from financing activities                           7,253              (4,091)
                                                              --------            -------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                     (2,761)             (2,552)


CASH AND CASH EQUIVALENTS
   Beginning of period                                         12,439              11,567
                                                              --------            -------
                                                               $9,678              $9,015
                                                              ========            =======
SUPPLEMENTAL DISCLOSURES
   Interest paid                                               $3,158              $2,508
   Income taxes paid                                               $0                  $0





          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------

                             (Dollars in thousands)

         1.)     Management Representation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         2.)     Reclassifications:

         The financial statements for 1995 have been reclassified to conform with the presentation for 1996. Such reclassifications had no effect on the net results of operations.

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

                      CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

                            (Dollars in thousands)


        Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization or accretion included in interest income. Securities available for sale are carried at fair value using the specific identification method. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders' equity, net of tax effects. Trading securities are carried at fair value with changes in fair value reported in the Consolidated Statements of Income. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

        During the quarter ended March 31, 1996, $3,000 of investment securities held to maturity were called by the issuer prior to maturity resulting in $6 in gains. Additionally, $5,000 of investment securities available for sale were called by the issuer prior to maturity resulting in $42 in gains. Finally, $3,000 of trading securities were sold during the quarter resulting in $16 in gains. The Company had no trading positions open at quarter end.

        On February 15, 1994, a pre-refunded escrowed municipal bond with a par value of $100 and a book value of $124, issued by Northeast Randolph County, Alabama, was placed on nonaccrual status by the Bank. These bonds were pre-refunded with U.S. Treasury securities financed by a subsequent bond issue of Northern Randolph County, Alabama, which later defaulted. Holders of this refunding issue filed suit, seeking to have the escrow unwound with proceeds distributed to the claimants. The bond trustee had suspended interest payments pending a ruling from the court on this matter. On January 11, 1996, the United States District Court for the Northeastern District of Alabama ordered that the holders of the pre-refunded issue were to immediately receive the proceeds of the escrow fund in full satisfaction of the principal and accrued interest due on the bond, resulting in the bond's early retirement. The early retirement of the bond resulted in a loss of $18.

        Securities available for sale, carried at fair value, totalled $116,765 representing 61.7% of all investment securities, providing an adequate level of liquidity in management's opinion.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The amortized cost and estimated market value of debt securities at March 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.




Investment securities            AMORTIZED                ESTIMATED
available for sale                 COST                  FAIR  VALUE
- -------------------             -----------            ---------------
Due in one year or less           $ 11,793                  $ 11,844
Due after one year
 through five years                 33,512                    33,436
Due after five years
 through ten years                   7,005                     7,125
Due after ten years                  1,059                     1,060
                                   -------                  --------
                                    53,369                    53,465
Mortgage-Backed Securities          59,208                    59,719
                                  --------                  --------
                                  $112,577                  $113,184
                                  ========                  ========

Investment securities            AMORTIZED                  ESTIMATED
held to maturity                   COST                    FAIR  VALUE
- -----------------               -----------              ---------------

Due in one year or less            $   873                   $   879
Due after one year
 through five years                  5,103                     5,045
Due after five years
 through ten years                  37,971                    37,569
Due after ten years                  7,769                     7,764
                                  --------                  --------
                                    51,716                    51,257
Mortgage-Backed Securities          20,772                    20,636
                                  --------                  --------
                                   $72,488                   $71,893
                                  ========                  ========



         Investment securities with a carrying value of approximately $35,837 at March 31, 1996 and $38,689 at December 31, 1995 were pledged to secure deposits and for other purposes.

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------

                             (Dollars in thousands)



The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 1996, are as follows:


Investment                              GROSS       GROSS     ESTIMATED
securities available      AMORTIZED   UNREALIZED  UNREALIZED    FAIR
for sale                    COST        GAINS       LOSSES      VALUE
- --------                  ---------   ----------  ----------  ---------
U.S. Treasury
  securities              $ 35,676    $    166    $     156    $ 35,686
U.S. Government
  agencies and
  corporations              10,815         109            6      10,918
Obligations of states
  and political
  subdivisions               6,878          34           51       6,861
Mortgage-backed and
  related securities        59,208         630          119      59,719
                           -------     -------     --------    --------
    Total                  112,577         939          332     113,184
Marketable equity
  securities                 2,171          61          249       1,983
Other securities             1,598                                1,598
                           -------     -------     --------    --------
    Total available
      for sale            $116,346     $ 1,000    $     581    $116,765
                          ========     =======    =========    ========

Investment                             GROSS      GROSS        ESTIMATED
securities held         AMORTIZED   UNREALIZED  UNREALIZED       FAIR
to maturity               COST         GAINS      LOSSES         VALUE
- -----------            ---------    ----------  ----------      ---------

U.S. Government
  agencies and
  corporations            $ 41,726     $   110    $     564    $ 41,272
Obligations of states
  and political
  subdivisions               9,990         105          110       9,985
Mortgage-backed and
  related securities        20,772         105          241      20,636
                           -------     -------     --------   ---------
    Total held to
       maturity           $ 72,488     $   320    $     915    $ 71,893
                          ========    ========    =========   =========

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)



The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1995:


Investment                           GROSS       GROSS     ESTIMATED
securities available    AMORTIZED  UNREALIZED  UNREALIZED    FAIR
for sale                  COST       GAINS       LOSSES      VALUE
- --------               ---------  ----------  ----------   ---------
U.S. Treasury
  securities             $ 29,727  $    405    $      12   $ 30,120
U.S. Government
  agencies and
  corporations             15,966       229            2     16,193
Obligations of states
  and political
  subdivisions              7,034        62           44      7,052
Mortgage-backed and
  related securities       59,950       846           94     60,702
                          -------  --------     --------   --------
    Total                 112,677     1,542          152    114,067
Marketable equity
  securities                2,171        34          158      2,047
Other securities            1,575                             1,575
                         --------  --------     --------   --------
    Total available
       for sale          $116,423  $  1,576    $     310   $117,689
                         ========  ========    =========   ========



Investment                           GROSS       GROSS    ESTIMATED
securities held to      AMORTIZED  UNREALIZED  UNREALIZED   FAIR
maturity                  COST       GAINS       LOSSES     VALUE
- --------               ---------  ----------  ----------   ---------
U.S. Government
  agencies and
  corporations           $ 35,407  $    660    $      15   $ 36,052
Obligations of states
  and political
  subdivisions              9,759       170           74      9,855
Mortgage-backed and
  related securities       18,855       178           67     18,966
                          -------   -------      -------  ---------
    Total held to
      maturity           $ 64,021  $  1,008    $     156   $ 64,873
                         ========  ========    =========  =========

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         4.) Concentration of Credit Risk and Off-Balance Sheet Risk:

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Such instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contract or notional amount of the instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet. The amount and nature of collateral obtained, if any, is based on management's credit evaluation.

                                                                CONTRACT OR
                                                              NOTIONAL AMOUNT
                                                            -------------------
                                                             3-31-96   12-31-95
                                                            ---------  --------
         Financial instruments whose contract
         amount represents credit risk:
            Commitments to extend credit
               Fixed rate                                    $10,125   $  6,462
               Variable                                       27,233     29,353
         Standby letters of credit                             1,352      1,252


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

                       CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio at March 31, 1996 and December 31, 1995:

                                                          3-31-96   12-31-95
                                                          -------   --------
         1-4 family residential mortgages                   43.2%      43.3%
         Commercial mortgages                               25.2%      24.6%
         Consumer loans                                     13.1%      13.6%
         Commercial loans                                   10.7%      10.6%
         Home equity loans                                   7.8%       7.9%

         Included in 1-4 family residential mortgages as of March 31, 1996 are $752 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1995 totaled $473. The estimated market value of these loans approximates their carrying value.

         The following is an analysis of changes in the allowance for loan losses at March 31, 1996 and March 31, 1995:

                                                         3-31-96    3-31-95
                                                        ---------  ---------
         Balance at beginning of period                  $ 3,011    $  3,081
         Loan charge-offs                                    (61)       (104)
         Recoveries                                           20         148
                                                        --------   ---------
         Net loan recoveries (charge-offs)                   (41)         44
         Provision charged to operations                       0           0
                                                        --------   ---------
         Balance at end of period                        $ 2,970    $  3,125
                                                        ========   =========

         The recorded investment in loans for which impairment has been recognized in accordance with Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", was $228 while the related portion of the allowance for loan losses was $56 at March 31, 1996.

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

         6.)  Earnings Per Share:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                   --------------------
                                                     1996         1995
                                                   --------------------
Net income                                         $   1,003  $     813

Average shares outstanding                         1,038,621  1,017,490

Net income per share                               $    0.97  $    0.80

Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 1996.

                       CORTLAND BANCORP AND SUBSIDIARIES
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -----------------------------------------------------------
                     CONDITION AND RESULTS OF OPERATIONS
                     -----------------------------------

                            (Dollars in thousands)


Liquidity
- ---------

         The central role of the Company's liquidity management is to (1) ensure the possession of and access to sufficient liquid funds to meet the normal transaction requirements of its customers, (2) to take advantage of market opportunities requiring flexibility and speed, and (3) to provide a cushion against unforeseeable liquidity needs.

         Principal sources of liquidity for the Company include assets considered relatively liquid such as interest-bearing deposits in other banks, federal funds sold, and cash and due from banks; as well as cash flows from maturities and repayment of loans, investment securities and mortgage-backed securities.

         Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds and borrowing on other credit facilities. Access to the Federal Reserve Discount Window provides an additional source of funds to the Company. The Company is also a member of the Federal Home Loan Bank of Cincinnati, providing yet another source of liquidity.


Capital Resources
- -----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities,
multiplied by the percentage of earnings retained.   Internal capital
generation was 12.6% for the three months ended March 31, 1996, as compared to 11.3% for the like period during 1995. Overall during the first three months of 1996, capital grew at the annual rate of 10.7%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.

                      CORTLAND BANCORP AND SUBSIDIARIES

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -----------------------------------------------------------
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 -----------------------------------------------

                           (Dollars in thousands)

        During the first three months of 1996, the Company issued 12,456 shares of common stock which resulted in proceeds of $382. Of the 12,456 shares issued, 11,796 shares were issued through the Company's dividend reinvestment plan. The remaining 660 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

         Risk-based standards for measuring capital adequacy require banks and bank holding companies to maintain capital based on "risk-adjusted" assets. Categories of assets with potentially higher credit risk require more capital than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as standby letters of credit and interest rate swaps.

         These standards also classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan and lease losses (subject to certain limitations), perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they take adequate account of the following additional risks: interest rate, concentration of credit, and nontraditional activities. A new standard regarding interest rate risk (IRR) was issued during the quarter ended September 30, 1995. While the standard establishes no specific benchmark for IRR at this time, regulators will subjectively consider an institution's "exposure to declines in the economic value of its capital due to changes in interest rates" in evaluating capital adequacy. The new rule was effective September 1, 1995.

                    CORTLAND BANCORP AND SUBSIDIARIES

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                            (Dollars in thousands)



         The table below illustrates the Company's risk weighted capital ratios at March 31, 1996 and December 31, 1995.

                                                 March 31, 1996     December 31, 1995
                                                -----------------  ------------------
         Tier 1 Capital                              $ 32,727           $ 31,996

         Tier 2 Capital                                 2,076              2,031
                                                     --------           --------
            TOTAL QUALIFYING
               CAPITAL                               $ 34,803           $ 34,027
                                                     --------           --------

         Risk Adjusted
         Total Assets (*)                            $165,204           $161,503

         Tier 1 Risk-Based
         Capital Ratio                                 19.81%             19.81%

         Total Risk-Based
         Capital Ratio                                 21.07%             21.07%

         Total Leverage
         Capital Ratio                                  9.14%              9.54%

(*) Includes off-balance sheet exposures.

 First Quarter of 1996 as Compared to First Quarter of 1995
 ----------------------------------------------------------

        During the first three months of 1996, net interest income increased by $248 compared to the first three months of 1995. Total interest income increased by $834 or 14.4% from the level recorded in 1995. This increase was partially offset by an increase in interest expense of $586 or 23.3%.

        The average rate paid on interest sensitive liabilities increased by 36 basis points year-over-year. The average balance of interest sensitive liabilities increased by $31,032 or 12.1%, reflecting two new offices opened in 1995, borrowings from the Federal Home Loan Bank and moderate growth in the deposits of the Company's existing offices. This enabled average earning assets to grow by $39,245, or 13.0%, from the same period last year, while the tax equivalent yield on earning assets increased by 11 basis points. The net effect of these changes was a narrowing in the Company's net interest margin ratio from 4.4% in the first quarter of last year to 4.3% this year.

                      CORTLAND BANCORP AND SUBSIDIARIES

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -----------------------------------------------------------

                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                            (Dollars in thousands)


        Interest and dividend income on securities registered an increase of $596 or 25.2% during the first three months of 1996 when compared to 1995. The average invested balances grew by 20.6%, increasing by $31,072 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 24 basis point increase in portfolio yield.

        Interest and fees on loans increased by $213 for the first three months of 1996 compared to 1995, representing the combined effects of a $6,163 increase in the average balance of the loan portfolio and a 19 basis point increase in yield due to the effect of rising interest rates in the mortgage and consumer sectors.

        Other interest income increased by $28 from the same period a year ago due to an increase in the average balances of Federal Funds sold and the trading account. All trading positions were closed out as of quarter's end.

        Other income from all sources increased by $2 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market decreased by $54 from the same period a year ago, reflecting less favorable market conditions as mortgage rates rose during the quarter. This was offset by an increase in gains on trading and called investment securities of $45. Fees for other customer services increased by $18 due mainly to an increase in deposits and services at the subsidiary bank's two newest branches brought on-stream during the second half of 1995.

        Loans increased by $1,869 during the quarter. Loans as a percentage of earning assets stood at 45.5% as of March 31, 1996 as compared to 50.3% on March 31, 1995. The loan to deposit ratio at the end of the first quarter of 1996 was 49.9% compared to 52.9% at the end of the same period a year ago. The investment portfolio increased by $40,240 or 27.0% from March 31, 1995 to March 31, 1996, and now represents 59.8% of each deposit dollar, up from 52.2% a year ago.

        Loan charge-offs during the first three months were $61 in 1996 and $104 in 1995, while the recovery of previously charged-off loans amounted to $20 in 1996 compared to $148 in 1995. The loan loss allowance of $2,970 represents 1.9% of outstanding loans. Non accrual loans at March 31, 1996 represented 0.9% of the loan portfolio compared to 1.0% at December 31, 1995.

                      CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                            (Dollars in thousands)



        Total other expenses in the first three months were $2,425 in 1996 compared to $2,466 in 1995, a decrease of $41 or 1.7%. Full time equivalent employment during the first three months averaged 194 employees in 1996 and 192 in 1995. Salaries and benefits increased by $86 over the similar period a year ago, representing an increase of 7.0%. This was primarily due to the two new branches opened during the second half of 1995.

        The first quarter of 1995 showed a $13 loss on the sale of OREO with no gain or loss recorded in 1996. For the first half of 1996, the FDIC dramatically reduced premium rates. As a result, the subsidiary bank experienced a decrease in FDIC Assessment expense of $160. State and local taxes increased by $17, or 16.0%. Occupancy and equipment expense increased by $45, or 11.9%, primarily due to the newly opened offices. All other expense categories decreased by $16 as a group.

        Income before income tax expense amounted to $1,457 for the first three months of 1996 compared to $1,166 for the first three months of 1995. The effective tax rate for the first three months was 31.2% in 1996 compared to 30.3% in 1995, resulting in income tax expense of $454 and $353, respectively. Net income for the first three months registered $1,003 in 1996 compared to $813 in 1995, representing a 21.2% increase in per share amounts from the $0.80 earned in 1995 to the $0.97 recorded in 1996.



New Accounting Standards
- ------------------------

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" effective January 1, 1996. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

        The Company also adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65," effective January 1, 1996. Adoption of this standard did not have a material impact on the Company.

                      CORTLAND BANCORP AND SUBSIDIARIES


                         PART II - OTHER INFORMATION
                         ---------------------------


Item 1.     Legal Proceedings
- -------     -----------------

     See Note (5) of the financial statements.

Item 2.     Changes in Securities
- -------     ---------------------

     Not applicable

Item 3.     Defaults upon Senior Securities
- -------     -------------------------------

     Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
- -------     ---------------------------------------------------

     Not Applicable

Item 5.     Other Information
- -------     -----------------

     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
- -------     --------------------------------

     (a)    Exhibits
            --------
            2.    Not applicable

            4.    Not applicable

           10.    Not applicable

           11.    See Note (6) of the Financial Statements

           15.    Not applicable

           18.    Not applicable

                      CORTLAND BANCORP AND SUBSIDIARIES
                      ---------------------------------

                         PART II - OTHER INFORMATION
                         ---------------------------



Note 6.          Exhibits and Reports on Form 8-K (continued)
- -------          --------------------------------------------

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



                                        Cortland Bancorp
                                        ----------------
                                        (Registrant)

 DATED:  May 7, 1996                    Lawrence A. Fantauzzi
                                        ---------------------
                                        Controller/Treasurer (Chief
                                        Accounting Officer)



 DATED:   May 7, 1996                   Dennis E. Linville
                                        ------------------
                                        Executive Vice-President,
                                        Secretary