Form 10-Q
period 1996-06-30
CORTLAND BANCORP INC
filed 1996-08-13
CIK 774569

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                                -------------

                         Commission file number 0-13814
                                                -------

                           Cortland Bancorp
- ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                    34-1451118
- ------------------------------          --------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)          Number)


              194 West Main Street, Cortland, Ohio  44410
- ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                           (330) 637-8040
- ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO
   -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                          Outstanding at  Aug. 7, 1996
      -----                         -----------------------------
 Common Stock, No Par Value                1,049,945 Shares
- ---------------------------                ----------------

                     PART 1 - FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements (Unaudited)
- ------    --------------------------------

          Cortland Bancorp and Subsidiaries:
          Consolidated Balance Sheets - June 30,
          1996 and December 31, 1995                                2

          Consolidated Statements of Income - Three
          and six months ended June 30, 1996 and 1995               3

          Consolidated Statements of Cash Flows -
          Six months ended June 30, 1996 and 1995                   4

          Notes to Consolidated Financial Statements -
          June 30, 1996                                        5 - 12

Item 2.   Management's Discussion and Analysis of
- -------   ---------------------------------------
          Financial Condition and Results of Operations       13 - 18
          ---------------------------------------------




                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings                                        19
- -------   -----------------

Item 2.   Changes in Securities                                    19
- -------   ---------------------

Item 3.   Defaults Upon Senior Securities                          19
- -------   -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders      19
- -------   ---------------------------------------------------

Item 5.   Other Information                                        20
- -------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                         20
- -------   --------------------------------

Signatures                                                         21
- ----------
                                        1

                       CORTLAND BANCORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        JUNE 30,                  DECEMBER 31,
                                                                                          1996                        1995
                                                                            ------------------------    -----------------------

ASSETS
Cash and due from banks                                                                       $8,947                    $12,439
Investment securities available for sale  (Note 3)                                           114,124                    117,689
Investment securities held to maturity  (approximate market
   value of $74,414 in 1996 and $64,873 in 1995) (Note 3)                                     76,082                     64,021
Total loans (Note 4)                                                                         162,595                    156,208
   Less allowance for loan losses (Note 4)                                                    (2,968)                    (3,011)
                                                                             ------------------------    -----------------------
      Net loans                                                                              159,627                    153,197
                                                                             ------------------------    -----------------------
Premises and equipment                                                                         6,248                      6,537
Other assets                                                                                   5,650                      4,849
                                                                             ------------------------    -----------------------

         Total assets                                                                       $370,678                   $358,732
                                                                             ========================    =======================

LIABILITIES
Noninterest-bearing deposits                                                                 $37,895                    $39,255
Interest-bearing deposits                                                                    279,475                    276,674
                                                                             ------------------------    -----------------------
  Total deposits                                                                             317,370                    315,929
Short term borrowings under one year                                                           8,922                      3,191
Other borrowings over one year                                                                10,026                      5,026
Other liabilities                                                                              1,081                      1,970
                                                                             ------------------------    -----------------------
         Total liabilities                                                                   337,399                    326,116
                                                                             ------------------------    -----------------------

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized
  5,000,000 shares; issued 1,039,937 shares
  in 1996 and 1,026,707 in 1995                                                                5,199                      5,134
Additional paid-in capital                                                                     9,512                      9,171
Retained earnings                                                                             19,307                     17,693
Net unrealized gain (loss) on available for sale
  debt securities and marketable equity securities                                              (736)                       643
Treasury stock, at cost, 155 shares in 1996 and 854 in 1995                                       (3)                       (25)
                                                                             ------------------------    -----------------------
         Total shareholders' equity                                                           33,279                     32,616
                                                                             ------------------------    -----------------------

         Total liabilities and shareholders' equity                                         $370,678                   $358,732
                                                                            ========================    =======================






           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                        2

                      CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                     THREE                                      SIX
                                                                 MONTHS ENDED                              MONTHS ENDED
                                                                   JUNE 30,                                  JUNE 30,
                                                         --------------------------                --------------------------
                                                               1996          1995                        1996          1995
                                                         --------------------------                --------------------------
INTEREST INCOME
   Interest and fees on loans                                  $3,659        $3,513                      $7,293        $6,934
   Interest and dividends on investment securities:
      Taxable interest income                                   1,530         1,188                       2,888         2,335
      Nontaxable interest income                                  187           167                         400           336
      Dividends                                                    62            45                         114            76
   Interest on mortgage-backed securities                       1,325         1,106                       2,660         2,124
   Interest on trading account securities                           0             0                           3             0
   Other interest income                                           18            30                          43            30
                                                          ------------  ------------                ------------  ------------
     Total interest income                                      6,781         6,049                      13,401        11,835
                                                          ------------  ------------                ------------  ------------

INTEREST EXPENSE

   Deposits                                                     2,970         2,687                       5,945         5,123
   Borrowed funds                                                 199            52                         322           128
                                                          ------------  ------------                ------------  ------------
     Total interest expense                                     3,169         2,739                       6,267         5,251
                                                          ------------  ------------                ------------  ------------
       NET INTEREST INCOME                                      3,612         3,310                       7,134         6,584

PROVISION  FOR LOAN LOSSES                                          0             0                           0             0
                                                          ------------  ------------                ------------  ------------
       NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                         3,612         3,310                       7,134         6,584
                                                          ------------  ------------                ------------  ------------

OTHER INCOME

   Fees for other customer services                               322           243                         569           472
   Investment securities gains (loss)                              44            (1)                         74             0
   Trading securities gains (loss)                                 (4)            0                          12             0
   Net gain (loss) on sale of loans                               (20)           24                         (19)           79
   Net gain (loss) on the sale of other real estate                27           (17)                         27           (30)
   Other non-interest income                                       45            39                         111           112
                                                          ------------  ------------                ------------  ------------
     Total other income                                           414           288                         774           633
                                                          ------------  ------------                ------------  ------------

OTHER EXPENSES

   Salaries and employee benefits                               1,304         1,251                       2,617         2,478
   Net occupancy expense                                          144           150                         332           292
   Equipment expense                                              268           242                         502           477
   State and local taxes                                          120           106                         243           212
   FDIC assessment                                                  0           161                           1           322
   Office supplies                                                114            94                         236           212
   Marketing expense                                               78            65                         135           121
   Collection, repossession and foreclosure expenses               13            31                          33            54
   Legal and litigation                                           130            77                         208           154
   Other operating expenses                                       297           298                         586           606
                                                          ------------  ------------                ------------  ------------
     Total other expenses                                       2,468         2,475                       4,893         4,928
                                                          ------------  ------------                ------------  ------------

     INCOME BEFORE FEDERAL INCOME TAXES                         1,558         1,123                       3,015         2,289

FEDERAL INCOME TAXES                                              479           360                         933           713
                                                          ------------  ------------                ------------  ------------

NET INCOME                                                     $1,079          $763                      $2,082        $1,576
                                                          ============  ============                ============  ============

EARNINGS PER COMMON SHARE (NOTE 6)                              $1.03         $0.75                       $2.00         $1.55
                                                          ============  ============                ============  ============

           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                                FOR THE
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                 --------------------------------------
                                                                     1996                    1995
                                                                 --------------          --------------
NET CASH FROM OPERATING ACTIVITIES                                        $785                  $3,745

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                            (22,411)                 (7,812)
   Purchases of securities available for sale                          (18,788)                 (8,971)
   Proceeds from sale of securities available for sale                   7,089
   Proceeds from call, maturity  and principal
     payments on securities available for sale                          16,607                   4,602
   Proceeds from call, maturity  and principal
     payments on securities held to maturity                             6,661                   1,962
   Net increase in loans made to customers                              (6,639)                 (5,518)
   Proceeds from disposition  of other real estate                         108                      16
   Proceeds from sale of loans                                           1,089                     177
   Purchase of premises and equipment                                     (125)                   (121)
                                                                 --------------          --------------
   Net cash from investing activities                                  (16,409)                (15,665)
                                                                 --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                      1,441                   6,278
   Net increase in borrowings                                           10,731                   3,415
   Proceeds from sale of common stock                                      406                     303
   Dividends paid on common stock                                         (468)                   (395)
   Proceeds from sale of treasury stock                                     22                       0
                                                                 --------------          --------------
   Net cash from financing activities                                   12,132                   9,601
                                                                 --------------          --------------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                              (3,492)                 (2,319)


CASH AND CASH EQUIVALENTS
   Beginning of period                                                  12,439                  11,567
                                                                 --------------          --------------
                                                                        $8,947                  $9,248
                                                                 ==============          ==============

SUPPLEMENTAL DISCLOSURES
   Interest paid                                                        $6,328                  $5,159
   Income taxes paid                                                      $835                    $235




           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

         During the quarter ended June 30, 1996, $1,400 of investment securities held to maturity were called by the issuer prior to maturity resulting in $1 in gains. Additionally, $2,000 of investment securities available for sale were called by the issuer prior to maturity resulting in no net gains or losses. Further, $6,995 of investment securities available for sale were sold during the quarter resulting in $43 in net gains. Securities sold primarily comprised mortgage-backed securities with small remaining balances and U.S. Treasurys scheduled to mature within the next several months. Finally, $1,000 of trading securities were sold during the quarter resulting in $4 in losses. The Company had no trading securities at quarter end.

     On February 15, 1994, a pre-refunded escrowed municipal bond with a par value of $100 and a book value of $124, issued by Northeast Randolph County, Alabama, was placed on nonaccrual status by the Bank. These bonds were pre-refunded with U.S. Treasury securities financed by a subsequent bond issue of Northern Randolph County, Alabama, which later defaulted. Holders of this refunding issue filed suit, seeking to have the escrow unwound with proceeds distributed to the claimants. The bond trustee had suspended interest payments pending a ruling from the court on this matter. On January 11, 1996, the United States District Court for the Northeastern District of Alabama ordered that the holders of the pre-refunded issue were to immediately receive the proceeds of the escrow fund in full satisfaction of the principal and accrued interest due on the bond, resulting in the bond's early retirement. The early retirement of the bond during the first quarter of 1996 resulted in a loss of $18.

         Securities available for sale, carried at fair value, totalled $114,124 representing 60.0% of all investment securities, providing an adequate level of liquidity in management's opinion.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The amortized cost and estimated market value of debt securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.


Investment securities              AMORTIZED            ESTIMATED
available for sale                   COST              FAIR  VALUE
- ---------------------              ---------           -----------
Due in one year or less             $  7,415             $  7,434
Due after one year
 through five years                   39,431               39,161
Due after five years
 through ten years                     6,419                6,471
Due after ten years                    1,050                1,051
                                    --------             --------
                                      54,315               54,117
Mortgage-Backed Securities            56,825               56,357
                                    --------             --------
                                    $111,140             $110,474
                                    ========             ========


Investment securities               AMORTIZED            ESTIMATED
held to maturity                      COST              FAIR  VALUE
- ---------------------               ---------           -----------
Due in one year or less              $ 1,549              $ 1,554
Due after one year
 through five years                    7,059                6,895
Due after five years
 through ten years                    39,864               38,778
Due after ten years                    7,746                7,598
                                     -------              -------
                                      56,218               54,825
Mortgage-Backed Securities            19,864               19,589
                                     -------              -------
                                     $76,082              $74,414
                                     =======              =======

         Investment securities with a carrying value of approximately $37,262 at June 30, 1996 and $38,689 at December 31, 1995 were pledged to secure deposits and for other purposes.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------

                             (Dollars in thousands)

The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 1996, are as follows:


Investment                                   GROSS       GROSS     ESTIMATED
securities available           AMORTIZED  UNREALIZED  UNREALIZED     FAIR
for sale                         COST        GAINS       LOSSES      VALUE
- --------------------          ----------- ----------- -----------   -------
U.S. Treasury
  securities                  $ 37,755    $     93    $    267     $ 37,581
U.S. Government
  agencies and
  corporations                   9,713          56          29        9,740
Obligations of states
  and political
  subdivisions                   6,847          24          75        6,796
Mortgage-backed and
  related securities            56,825         244         712       56,357
                              --------    --------    --------     --------
         Total                 111,140         417       1,083      110,474
Marketable equity
  securities                     2,171          54         283        1,942
Other securities                 1,708           0           0        1,708
                              --------    --------    --------     --------
    Total available
       for sale               $115,019    $    471    $  1,366     $114,124
                              ========    ========    ========     ========



Investment                                   GROSS       GROSS     ESTIMATED
securities held                 AMORTIZED  UNREALIZED  UNREALIZED    FAIR
to maturity                       COST       GAINS       LOSSES      VALUE
- --------------------          ----------- ----------- -----------   -------
U.S. Government
  agencies and
  corporations                 $46,282     $    37     $ 1,288      $45,031
Obligations of states
  and political
  subdivisions                   9,936          53         195        9,794
Mortgage-backed and
  related securities            19,864          51         326       19,589
                               -------     -------     -------      -------
     Total held to
       maturity                $76,082     $   141     $ 1,809      $74,414
                               =======     =======     =======      =======


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1995:

Investment                                       GROSS       GROSS      ESTIMATED
securities available               AMORTIZED   UNREALIZED  UNREALIZED     FAIR
for sale                             COST        GAINS       LOSSES       VALUE
- --------------------               ---------  ----------  ----------      -----

U.S. Treasury
  securities                        $ 29,727    $    405    $     12     $ 30,120
U.S. Government
  agencies and
  corporations                        15,966         229           2       16,193
Obligations of states
  and political
  subdivisions                         7,034          62          44        7,052
Mortgage-backed and
  related securities                  59,950         846          94       60,702
                                    --------    --------    --------     --------
         Total                       112,677       1,542         152      114,067
Marketable equity
  securities                           2,171          34         158        2,047
Other securities                       1,575                                1,575
                                    --------    --------    --------     --------
    Total available
      for sale                      $116,423    $  1,576    $    310     $117,689
                                    ========    ========    ========     ========



Investment                                         GROSS       GROSS     ESTIMATED
securities held                       AMORTIZED  UNREALIZED  UNREALIZED    FAIR
to maturity                             COST       GAINS       LOSSES      VALUE
- ----------------                      ---------  ----------  ----------    ------
U.S. Government
  agencies and
  corporations                       $35,407     $   660     $    15      $36,052
Obligations of states
  and political
  subdivisions                         9,759         170          74        9,855
Mortgage-backed and
  related securities                  18,855         178          67       18,966
                                     -------     -------     -------      -------
     Total held to
       maturity                      $64,021     $ 1,008     $   156      $64,873
                                     =======     =======     =======      =======


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


                                                    CONTRACT OR
                                                  NOTIONAL AMOUNT
                                               --------------------
                                               6-30-96    12-31-95
                                               --------   --------
     Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                          $ 9,020   $  6,462
            Variable                             27,163     29,353
        Standby letters of credit                 1,302      1,252


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio at June 30, 1996 and December 31, 1995:


                                        6-30-96      12-31-95
                                        -------      --------
1-4 family residential mortgages         43.6%         43.3%
Commercial mortgages                     25.8%         24.6%
Consumer loans                           13.3%         13.6%
Commercial loans                         10.1%         10.6%
Home equity loans                         7.2%          7.9%


         Included in 1-4 family residential mortgages as of June 30, 1996 are $1,344 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1995 totaled $473. The estimated market value of these loans approximates their carrying value.

         The following is an analysis of changes in the allowance for loan losses at June 30, 1996 and June 30, 1995:


                                              6-30-96    6-30-95
                                              -------    -------
   Balance at beginning of period            $  3,011   $  3,081
   Loan charge-offs                               (97)      (187)
   Recoveries                                      54        210
                                             --------   --------
   Net loan recoveries (charge-offs)              (43)        23
   Provision charged to operations                  0          0
                                             --------   --------
   Balance at end of period                  $  2,968   $  3,104
                                             ========   ========

         The recorded investment in loans for which impairment has been recognized in accordance with Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", was $222 while the related portion of the allowance for loan losses was $56 at June 30, 1996.

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

         6.)  Earnings Per Share:


                       THREE MONTHS ENDED       SIX MONTHS ENDED
                             JUNE 30,                JUNE 30,
                       -------------------     -------------------
                           1996       1995        1996       1995
                       -------------------     -------------------
Net Income             $  1,079    $   763     $ 2,082    $ 1,576

Average common
 shares outstanding   1,039,588  1,018,338   1,039,104  1,017,916

Earnings per share     $   1.03    $  0.75     $  2.00    $  1.55

Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 1996.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

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

         Principal sources of liquidity for the Company include assets considered relatively liquid such as cash and due from other banks, as well as cash flows from maturities and repayment of loans, investment securities and mortgage-backed securities.

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

Capital Resources
- -----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 10.1% for the six months ended June 30, 1996, as compared to 8.1% for the like period during 1995. Overall during the first six months of 1996, capital grew at the annual rate of 4.1%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         During the first six months of 1996, the Company issued 13,230 shares of common stock which resulted in proceeds of $406. Of the 13,230 shares issued, 11,796 shares were issued through the Company's dividend reinvestment plan. The remaining 1,434 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         The table below illustrates the Company's risk weighted capital ratios at June 30, 1996 and December 31, 1995.


                                    June 30, 1996     December 31, 1995
                                    -------------     -----------------
         Tier 1 Capital                $ 33,344           $ 31,996

         Tier 2 Capital                   2,079              2,031
                                       --------           --------
           TOTAL QUALIFYING
           CAPITAL                     $ 35,423           $ 34,027
                                       ========           ========

          Risk Adjusted
          Total Assets (*)             $165,460           $161,503

          Tier 1 Risk-Based
          Capital Ratio                  20.15%             19.81%

          Total Risk-Based
          Capital Ratio                  21.41%             21.07%

          Total Leverage
          Capital Ratio                   9.01%              9.54%

 (*) Includes off-balance sheet exposures.


 First Six Months of 1996 as Compared to First Six Months of 1995
 ----------------------------------------------------------------

         During the first six months of 1996, net interest income increased by $550 compared to the first six months of 1995. Total interest income increased by $1,566 or 13.2% from the level recorded in 1995. This increase was partially offset by an increase in interest expense of $1,016 or 19.3%.

         The average rate paid on interest sensitive liabilities increased by 21 basis points year-over-year. The average balance of interest sensitive liabilities increased by $34,001 or 13.2%, reflecting two new offices opened in the second half of 1995, borrowings from the Federal Home Loan Bank and moderate growth in the deposits of the Company's existing offices. This enabled average earning assets to grow by $41,316, or 13.5%, from the same period last year, while the tax equivalent yield on earning assets remained unchanged at 7.85%. The net effect of these changes was a narrowing in the Company's net interest margin ratio from 4.4% at June 30th of last year to 4.2% this year.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         Interest and dividend income on securities registered an increase of $1,191 or 24.5% during the first six months of 1996 when compared to 1995. The average invested balances grew by 22.1%, increasing by $33,835 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 12 basis point increase in portfolio yield.

         Interest and fees on loans increased by $359 for the first six months of 1996 compared to 1995, representing the combined effects of a $6,717 increase in the average balance of the loan portfolio and an 8 basis point increase in yield due to the effect of rising interest rates in the mortgage and consumer sectors.

         Interest income from other sources increased by $16 from the same period a year ago due to an increase in the average balances of Federal Funds sold and the trading account. All trading positions were closed out as of quarters end.

         Other income from all sources increased by $141 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market decreased by $98 from the same period a year ago, reflecting less favorable market conditions as mortgage rates rose during the six month period. This was partially offset by a $12 increase in net gains on trading securities and an increase of $74 in net gains on available for sale investment securities that were either called or sold. Fees for other customer services increased by $97 due mainly to an increase in deposits and services at the subsidiary bank's two newest branches brought on-stream during the second half of 1995, combined with a change in the fee structure for all deposit customers implemented during the first quarter of 1996. The first six months of 1995 also reflected a $30 loss on the sale of other real estate compared to a $27 gain recorded in the same period of 1996.

         Loan charge-offs during the first six months were $97 in 1996 and $187 in 1995, while the recovery of previously charged-off loans amounted to $54 in 1996 compared to $210 in 1995. The loan loss allowance of $2,968 represents 1.8% of outstanding loans. Non accrual loans at June 30, 1996 represented 0.9% of the loan portfolio compared to 1.0% at December 31, 1995.

         Total other expenses in the first six months were $4,893 in 1996 compared to $4,928 in 1995, a decrease of $35 or 0.7%. Full time equivalent employment during the first six months averaged 195 employees in 1996 and 194 in 1995. Salaries and benefits increased by $139 over the similar period a year ago, representing an increase of 5.7%. This was primarily due to the two new community banking offices opened during the second half of 1995.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           ----------------------------------------------

                            (Dollars in thousands)

         For the first half of 1996, the FDIC dramatically reduced premium rates. As a result, the subsidiary bank experienced a decrease in FDIC Assessment expense of $321. State and local taxes increased by $31, or 14.6%. Occupancy and equipment expense increased by $65, or 8.5%, primarily due to the newly opened offices. All other expense categories increased by 4.3% or $51 as a group.

         Income before income tax expense amounted to $3,015 for the first six months of 1996 compared to $2,289 for the similar period of 1995. The effective tax rate for the first six months was 30.9% in 1996 compared to 31.1% in 1995, resulting in income tax expense of $933 and $713, respectively. Net income for the first six months registered $2,082 in 1996 compared to $1,576 in 1995, representing a 29.0% increase in per share amounts from the $1.55 earned in 1995 to the $2.00 recorded in 1996.

Second Quarter of 1996 as compared to Second Quarter 1995
- ---------------------------------------------------------

         During the second quarter of 1996 net interest income increased by $302 as compared to second quarter 1995. Average earning assets increased by 14.0% while average interest-bearing liabilities increased by a similar 14.2%. Average loans exhibited growth of 4.8%, while average investments increased by 23.6%.

         The tax equivalent yield on earnings assets decreased by 13 basis points from the same quarter a year ago primarily due to the additional concentration of earning assets in the investment portfolio. The tax equivalent yield on the investment portfolio measured 6.6%, essentially unchanged from the same quarter a year ago, while the loan portfolio yielded 9.2%, down 4 basis points from last year's rate. Meanwhile, the rate paid on interest-bearing liabilities increased by 7 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin declined to 4.2% from the 4.4% achieved during last year's second quarter.

         Loans increased by $4,518 during the quarter. Loans as a percentage of earning assets stood at 46.1% as of June 30, 1996 as compared to 48.9% on June 30, 1995. The loan to deposit ratio at the end of the first six months of 1996 was 51.2% compared to 53.1% at the end of the same period a year ago. The investment portfolio now represents 60.0% of each deposit dollar, up from 55.4% a year ago.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------

                             (Dollars in thousands)

         Loan charge-offs during the second quarter were $36 in 1996 and $83 in 1995, while the recovery of previously charged-off loans amounted to $34 during the second quarter of 1996 compared to $62 in the same period of 1995.

         Other income for the quarter increased by $126 or 43.8% compared to the same period a year ago. The $27 gain on sales of other real estate during the period was in contrast to the $17 loss recognized a year ago. The sharp shift in the mortgage rate environment was evidenced by a net loss on sale of loans of $20 compared to the $24 gain generated a year ago. Fees for customer services were up $79 or 32.5% due to opening of new branches, and a change in fee structure. Net gains on investment and trading securities transactions netted $40, while a $1 loss was recorded in 1995.

         Total other expenses in the second quarter were $2,468 in 1996 and $2,475 in 1995, a decrease of $7 or 0.3%. Employee salaries and benefits increased by $53 or 4.2%. Occupancy and equipment expense increased by $20 or 5.1%. Legal expense increased by $53 or 68.8%. FDIC expense decreased by $161. Other expenses as a group increased by $28 or 4.7% compared to the same period last year.

         Income before tax for the quarter increased by 38.7% to $1,558 in 1996 from the $1,123 recorded in 1995. Net income for the quarter of $1,079 represented a 41.4% increase from the $763 earned a year ago.

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

   (a). On April 9, 1996, Cortland Bancorp held its annual meeting of shareholders. At the close of business on the record date, 1,039,011 Cortland Bancorp shares were outstanding and entitled to vote. At the meeting, 631,145 or 60% of the outstanding shares entitled to vote were represented by proxy or in person.

   (b). The following directors were elected for three year terms ending in 1999.

                       P. Bennett Bowers

                       David C. Cole

                       Dennis E. Linville

         Directors whose term of office continued after the annual meeting:

                       William A. Hagood
                       Richard L. Hoover
                       K. Ray Mahan
                       Rodger W. Platt
                       George E. Gessner
                       James E. Hoffman III
                       Timothy K. Woofter

   (c).  Not Applicable
   (d).  Not Applicable

                      CORTLAND BANCORP AND SUBSIDIARIES
                      ---------------------------------

                   PART II - OTHER INFORMATION (CONTINUED)
                    --------------------------------------

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

                                       Cortland Bancorp
                                       -----------------
                                       (Registrant)

 DATED:  August 9, 1996                Lawrence A. Fantauzzi
        ---------------                ---------------------
                                       Controller/Treasurer
                                       (Chief Accounting Officer)

 DATED:  August 9, 1996                Dennis E. Linville
        ---------------                ------------------
                                       Executive Vice-President,
                                       Secretary