Form 10-Q
period 1996-09-30
CORTLAND BANCORP INC
filed 1996-11-14
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                                ----------------------

                         Commission file number 0-13814
                                                -------

                                Cortland Bancorp
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                        34-1451118
-------------------------------               -------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                 Number)

                   194 West Main Street, Cortland, Ohio 44410
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (330) 637-8040
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO
   -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding at November 8, 1996
           -----                        -------------------------------
 Common Stock, No Par Value                      1,050,742 Shares
 --------------------------                      ----------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------
Item 1.           Financial Statements (Unaudited)
-------           --------------------------------

                  Cortland Bancorp and Subsidiaries:
                  Consolidated Balance Sheets - September 30,
                  1996 and December 31, 1995                                   2

                  Consolidated Statements of Income - Three
                  and Nine months ended September 30, 1996 and 1995            3

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1996 and 1995                4

                  Notes to Consolidated Financial Statements -
                  September 30, 1996                                      5 - 12

Item 2.           Management's Discussion and Analysis of
-------           ---------------------------------------
                  Financial Condition and Results of Operations          13 - 18
                  ---------------------------------------------




                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.           Legal Proceedings                                           19
-------           -----------------

Item 2.           Changes in Securities                                       19
-------           ---------------------

Item 3.           Defaults Upon Senior Securities                             19
-------           -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders         19
-------           ---------------------------------------------------

Item 5.           Other Information                                           19
-------           -----------------

Item 6.           Exhibits and Reports on Form 8-K                            19
-------           --------------------------------

Signatures                                                                    21
----------


                        CORTLAND BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                  (Dollars in thousands, except per share data)

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                    1996         1995
                                                               -------------  ------------
ASSETS
Cash and due from banks                                         $  10,974      $  12,439
Investment securities available for sale (Note 3)                 117,256        117,689
Investment securities held to maturity (approximate market
   value of $75,169 in 1996 and $64,873 in 1995) (Note 3)          75,889         64,021
Total loans (Note 4)                                              162,217        156,208
   Less allowance for loan losses (Note 4)                         (2,968)        (3,011)
                                                                ---------      ---------
      Net loans                                                   159,249        153,197
                                                                ---------      ---------
Premises and equipment                                              6,154          6,537
Other assets                                                        5,632          4,849
                                                                ---------      ---------
         Total assets                                           $ 375,154      $ 358,732
                                                                =========      =========
LIABILITIES
Noninterest-bearing deposits                                    $  39,266      $  39,255
Interest-bearing deposits                                         280,331        276,674
                                                                ---------      ---------
  Total deposits                                                  319,597        315,929
Short term borrowings under one year                                9,027          3,191
Other borrowings over one year                                     10,023          5,026
Other liabilities                                                   1,330          1,970
                                                                ---------      ---------
         Total liabilities                                        339,977        326,116
                                                                ---------      ---------
Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized
  5,000,000 shares; issued 1,050,100 shares
  in 1996 and 1,026,707 in 1995                                     5,250          5,134
Additional paid-in capital                                          9,826          9,171
Retained earnings                                                  20,388         17,693
Net unrealized gain (loss) on available for sale
  debt securities and marketable equity securities                   (284)           643
Treasury stock, at cost, 155 shares in 1996 and 854 in 1995            (3)           (25)
                                                                ---------      ---------
         Total shareholders' equity                                35,177         32,616
                                                                ---------      ---------
         Total liabilities and shareholders' equity             $ 375,154      $ 358,732
                                                                =========      =========







           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                 (Dollars in thousands, except per share data)

                                                                THREE                       NINE
                                                             MONTHS ENDED               MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                         --------------------      ----------------------
                                                           1996        1995          1996         1995
                                                         --------------------      ----------------------
INTEREST INCOME
   Interest and fees on loans                            $ 3,721      $ 3,571      $ 11,014      $ 10,505
   Interest and dividends on investment securities:
      Taxable interest income                              1,583        1,370         4,471         3,705
      Nontaxable interest income                             179          175           579           511
      Dividends                                               56           40           170           116
   Interest on mortgage-backed securities                  1,247        1,173         3,907         3,297
   Interest on trading account securities                      0            0             3             0
   Other interest income                                       0           32            43            62
                                                         -------      -------      --------      --------
     Total interest income                                 6,786        6,361        20,187        18,196
                                                         -------      -------      --------      --------
INTEREST EXPENSE
   Deposits                                                3,002        2,895         8,947         8,018
   Borrowed funds                                            214          143           536           271
                                                         -------      -------      --------      --------
     Total interest expense                                3,216        3,038         9,483         8,289
                                                         -------      -------      --------      --------
NET INTEREST INCOME                                        3,570        3,323        10,704         9,907

       Provision for loan losses                               0            0             0             0
                                                         -------      -------      --------      --------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                               3,570        3,323        10,704         9,907
                                                         -------      -------      --------      --------
OTHER INCOME
   Fees for other customer services                          335          246           904           718
   Investment securities gains (loss)                         28            1           102             1
   Trading securities gains (loss)                             0            0            12             0
   Net gain (loss) on sale of loans                           10            0            (9)           79
   Net gain (loss) on the sale of other real estate           (3)          (2)           24           (32)
   Other non-interest income                                  39           52           150           164
                                                         -------      -------      --------      --------
     Total other income                                      409          297         1,183           930
                                                         -------      -------      --------      --------
OTHER EXPENSES
   Salaries and employee benefits                          1,339        1,278         3,956         3,756
   Net occupancy expense                                     171          163           503           455
   Equipment expense                                         267          259           769           736
   State and local taxes                                     120          104           363           316
   FDIC assessment                                             1          (16)            2           306
   Office supplies                                           124          120           360           332
   Marketing expense                                          71           86           206           207
   Collection, repossession and foreclosure expenses           8           31            41            85
   Legal and litigation                                       33           43           241           197
   Other operating expenses                                  286          268           872           874
                                                         -------      -------      --------      --------
     Total other expenses                                  2,420        2,336         7,313         7,264
                                                         -------      -------      --------      --------
INCOME BEFORE FEDERAL INCOME TAXES                         1,559        1,284         4,574         3,573

       Federal income taxes                                  478          424         1,411         1,137
                                                         -------      -------      --------      --------
NET INCOME                                               $ 1,081      $   860      $  3,163      $  2,436
                                                         =======      =======      ========      ========
EARNINGS PER COMMON SHARE (NOTE 6)                       $  1.03      $  0.84      $   3.03      $   2.39
                                                         =======      =======      ========      ========

           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (Dollars in thousands)

                                                                   FOR THE
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           ----------------------
                                                             1996          1995
                                                           --------      --------
NET CASH FROM OPERATING ACTIVITIES                         $  1,932      $  4,524

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                 (20,356)      (20,653)
   Purchases of securities available for sale               (32,478)      (21,750)
   Proceeds from sale of securities available for sale       11,918
   Proceeds from call, maturity  and principal
     payments on securities available for sale               19,309        10,303
   Proceeds from call, maturity  and principal
     payments on securities held to maturity                  8,378         8,108
   Net increase in loans made to customers                   (6,031)       (6,908)
   Proceeds from acquisition of deposits                                   10,605
   Proceeds from disposition  of other real estate              185           144
   Proceeds from sale of loans                                1,089           203
   Purchase of premises and equipment                          (237)         (653)
                                                           --------      --------
   Net cash from investing activities                       (18,223)      (20,601)
                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                           3,668        13,359
   Net increase in borrowings                                10,833         2,142
   Proceeds from sale of common stock                           771           524
   Dividends paid on common stock                              (468)         (395)
   Proceeds from sale of treasury stock                          22             0
                                                           --------      --------
   Net cash from financing activities                        14,826        15,630
                                                           --------      --------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                   (1,465)         (447)

CASH AND CASH EQUIVALENTS
   Beginning of period                                       12,439        11,567
                                                           --------      --------
                                                           $ 10,974      $ 11,120
                                                           ========      ========
SUPPLEMENTAL DISCLOSURES
   Interest paid                                           $  9,562      $  8,015
   Income taxes paid                                       $  1,160      $    485






           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

         During the quarter ended September 30, 1996, $4,829 of investment securities available for sale were sold resulting in $28 in net gains. Securities sold primarily comprised mortgage-backed securities with small remaining balances and U.S. Treasurys scheduled to mature within the next several months.

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

         Securities available for sale, carried at fair value, totalled $117,256 representing 60.7% of all investment securities, providing an adequate level of liquidity in management's opinion.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The amortized cost and estimated market value of debt securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities
---------------------          AMORTIZED   ESTIMATED
available for sale               COST     FAIR  VALUE
------------------             ---------  -----------
Due in one year or less        $  8,322   $    8,348
Due after one year
 through five years              39,458       39,399
Due after five years
 through ten years                8,286        8,375
Due after ten years               2,030        2,024
                               --------   ----------
                                 58,096       58,146
Mortgage-backed Securities       55,498       55,431
                               --------   ----------
                               $113,594   $  113,577
                               ========   ==========


Investment securities
--------------------           AMORTIZED   ESTIMATED
held to maturity                 COST     FAIR  VALUE
---------------                ---------  -----------
Due in one year or less        $    553   $      554
Due after one year
 through five years               8,051        7,905
Due after five years
 through ten years               40,005       39,627
Due after ten years               8,117        8,067
                               --------   ----------
                                 56,726       56,153
Mortgage-backed Securities       19,163       19,016
                               --------   ----------
                               $ 75,889   $   75,169
                               ========   ==========



         Investment securities with a carrying value of approximately $38,964 at September 30, 1996 and $38,689 at December 31, 1995 were pledged to secure deposits and for other purposes.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 1996, are as follows:

Investment
----------
securities available                             GROSS        GROSS      ESTIMATED
--------------------             AMORTIZED     UNREALIZED   UNREALIZED     FAIR
for sale                           COST          GAINS        LOSSES       VALUE
--------                         ---------     ----------   ----------   ---------

U.S. Treasury
  securities                     $ 39,844         $130         $158       $ 39,816
U.S. Government
  agencies and
  corporations                     11,440          100           22         11,518
Obligations of states
  and political
  subdivisions                      6,812           36           36          6,812
Mortgage-backed and
  related securities               55,498          303          370         55,431
                                 --------         ----         ----       --------
         Total                    113,594          569          586        113,577
Marketable equity
  securities                        2,170           54          279          1,945
Other securities                    1,734            0            0          1,734
                                 --------         ----         ----       --------
     Total available
       for sale                  $117,498         $623         $865       $117,256
                                 ========         ====         ====       ========

Investment
----------
securities held                                  GROSS        GROSS      ESTIMATED
---------------                  AMORTIZED     UNREALIZED   UNREALIZED     FAIR
to maturity                        COST           GAINS       LOSSES       VALUE
-----------                      ---------     ----------   ----------   ---------
U.S. Government
  agencies and
  corporations                   $ 46,683         $117         $655       $ 46,145
Obligations of states
  and political
  subdivisions                     10,043           72          107         10,008
  Mortgage-backed and
    related securities             19,163           78          225         19,016
                                 --------         ----         ----       --------
     Total held to
       maturity                  $ 75,889         $267         $987       $ 75,169
                                 ========         ====         ====       ========


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1995:

Investment
----------
securities available                             GROSS         GROSS         ESTIMATED
--------------------            AMORTIZED      UNREALIZED    UNREALIZED        FAIR
for sale                          COST           GAINS         LOSSES          VALUE
--------                        ---------      ----------    ----------      ---------
U.S. Treasury
  securities                    $  29,727       $  405         $  12         $ 30,120
U.S. Government
  agencies and
  corporations                     15,966          229             2           16,193
Obligations of states
  and political
  subdivisions                      7,034           62            44            7,052
Mortgage-backed and
  related securities               59,950          846            94           60,702
                                ---------       ------         -----         --------
     Total                        112,677        1,542           152          114,067
Marketable equity
  securities                        2,171           34           158            2,047
Other securities                    1,575                                       1,575
                                ---------       ------         -----         --------
     Total available
       for sale                 $ 116,423       $1,576         $ 310         $117,689
                                =========       ======         =====         ========

Investment
----------
securities held                                  GROSS         GROSS         ESTIMATED
---------------                 AMORTIZED      UNREALIZED    UNREALIZED        FAIR
to maturity                       COST           GAINS         LOSSES          VALUE
-----------                     ---------      ----------    ----------      ---------
U.S. Government
  agencies and
  corporations                  $  35,407       $  660         $  15         $ 36,052
Obligations of states
  and political
  subdivisions                      9,759          170            74            9,855
 Mortgage-backed and
   related securities              18,855          178            67           18,966
                                 --------       ------         -----          -------
     Total held to
       maturity                 $  64,021       $1,008         $ 156         $ 64,873
                                =========       ======         =====         ========

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

                                                   CONTRACT OR
                                                 NOTIONAL AMOUNT
                                                ------------------
                                                9-30-96   12-31-95
                                                -------   --------
     Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                          $ 5,729   $  6,462
            Variable                             28,142     29,353
        Standby letters of credit                 1,293      1,252


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio at September 30, 1996 and December 31, 1995:

                                            9-30-96          12-31-95
                                            -------          --------
   1-4 family residential mortgages          44.4%             43.3%
   Commercial mortgages                      25.0%             24.6%
   Consumer loans                            13.3%             13.6%
   Commercial loans                          10.2%             10.6%
   Home equity loans                          7.1%              7.9%

         Included in 1-4 family residential mortgages as of September 30, 1996 are $1,585 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1995 totaled $473. The estimated market value of these loans approximates their carrying value.

         The following is an analysis of changes in the allowance for loan losses at September 30, 1996 and September 30, 1995:

                                          9-30-96          9-30-95
                                          -------          -------
   Balance at beginning of period         $ 3,011          $ 3,081
   Loan charge-offs                          (138)            (314)
   Recoveries                                  95              245
                                          -------          -------
   Net loan recoveries (charge-offs)          (43)             (69)
   Provision charged to operations            -0-              -0-

   Balance at end of period               $ 2,968          $ 3,012
                                          =======          =======

         The recorded investment in loans for which impairment has been recognized in accordance with Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", was $220 while the related portion of the allowance for loan losses was $56 at September 30, 1996.

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

         6.)  Earnings Per Share:

                          THREE MONTHS ENDED          NINE MONTHS ENDED
                             SEPTEMBER 30,               SEPTEMBER 30,
                       ------------------------    ------------------------
                           1996         1995          1996         1995
                       ------------------------    ------------------------
Net Income             $    1,081    $      860    $    3,163    $    2,436

Average common
 shares outstanding     1,049,917     1,026,450     1,042,735     1,020,792

Earnings per share     $     1.03    $     0.84    $     3.03    $     2.39

Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 1996.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ---------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

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

Capital Resources
-----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 11.2% for the nine months ended September 30, 1996, as compared to 9.3% for the like period during 1995. Overall during the first nine months of 1996, capital grew at the annual rate of 10.5%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

         During the first nine months of 1996, the Company issued 23,393 shares of common stock which resulted in proceeds of $771. Of the 23,393 shares issued, 20,818 shares were issued through the Company's dividend reinvestment plan. The remaining 2,575 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they take adequate account of the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators will subjectively consider an institution's exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

         The table below illustrates the Company's risk weighted capital ratios at September 30, 1996 and December 31, 1995.

                                         September 30, 1996  December 31, 1995
                                         ------------------  -----------------
      Tier 1 Capital                              $ 34,801          $ 31,996

      Tier 2 Capital                                 2,073             2,031
                                                  --------          --------
          TOTAL QUALIFYING
          CAPITAL                                 $ 36,874          $ 34,027
                                                  ========          ========

     Risk Adjusted
     Total Assets (*)                             $164,925          $161,503

     Tier 1 Risk-Based
     Capital Ratio                                   21.10%            19.81%

     Total Risk-Based
     Capital Ratio                                   22.36%            21.07%

     Total Leverage
     Capital Ratio                                    9.42%             9.54%

(*) Includes off-balance sheet exposures

 First Nine Months of 1996 as Compared to First Nine Months of 1995
 ------------------------------------------------------------------

         During the first nine months of 1996, net interest income increased by $797 compared to the first nine months of 1995. Total interest income increased by $1,991 or 10.9% from the level recorded in 1995. This was accompanied by an increase in interest expense of $1,194 or 14.4%.

         The average rate paid on interest sensitive liabilities increased by 12 basis points year-over-year. The average balance of interest sensitive liabilities increased by $29,481 or 11.2%, reflecting two new offices opened in the second half of 1995, borrowings from the Federal Home Loan Bank and moderate growth in the deposits of the Company's existing offices. This enabled average earning assets to grow by $36,589, or 11.7%, from the same period last year, while the tax equivalent yield on earning assets declined by five basis points. The net effect of these changes was a narrowing in the Company's net interest margin ratio from 4.3% at September 30th of last year to 4.2% this year.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

         Interest and dividend income on securities registered an increase of $1,498 or 19.6% during the first nine months of 1996 when compared to 1995. The average invested balances grew by 18.9%, increasing by $29,909 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 3 basis point increase in portfolio yield.

         Interest and fees on loans increased by $509 for the first nine months of 1996 compared to 1995, representing the combined effects of a $6,910 increase in the average balance of the loan portfolio and a 3 basis point increase in yield due to the effect of rising interest rates.

         Other interest income decreased by $19 from the same period a year ago due to a decrease in both the average balance of Federal Funds sold and the Federal Funds rate itself. An increase in the average balance in the trading account resulted in a $3 increase in interest income from trading securities. There were no open trading positions as of quarter's end.

         Other income from all sources increased by $253 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market decreased by $88 from the same period a year ago, reflecting less favorable market conditions as mortgage rates generally rose during the nine month period. This was offset by a $12 increase in net gains on trading securities and an increase of $101 in net gains on available for sale investment securities that were either called or sold. Fees for other customer services increased by $186 due mainly to an increase in deposits and services at the subsidiary bank's two newest branches brought on-stream during the second half of 1995, combined with a change in the fee structure for all deposit customers implemented during the first quarter of 1996. The first nine months of 1995 also reflected a $32 loss on the sale of other real estate compared to a $24 gain recorded in the same period of 1996.

         Loan charge-offs during the first nine months were $138 in 1996 and $314 in 1995, while the recovery of previously charged-off loans amounted to $95 in 1996 compared to $245 in 1995. The loan loss allowance of $2,968 represents 1.8% of outstanding loans. Non accrual loans at September 30, 1996 represented 0.9% of the loan portfolio compared to 1.0% at December 31, 1995.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

         Total other expenses in the first nine months were $7,313 in 1996 compared to $7,264 in 1995, an increase of $49 or 0.7%. Full time equivalent employment during the first nine months averaged 196 employees in 1996 and 193 in 1995. Salaries and benefits increased by $200 over the similar period a year ago, representing an increase of 5.3%. This primarily reflects the personnel expense associated with the two new community banking offices opened during the second half of 1995.

         For the first nine months of 1996, the FDIC dramatically reduced premium rates. As a result, the subsidiary bank experienced a decrease in FDIC Assessment expense of $304. State and local taxes increased by $47, or 14.9%. Occupancy and equipment expense increased by $81, or 6.8%, primarily due to the newly opened offices. All other expense categories increased by 1.5% or $25 as a group.

         Income before income tax expense amounted to $4,574 for the first nine months of 1996 compared to $3,573 for the similar period of 1995. The effective tax rate for the first nine months was 30.8% in 1996 compared to 31.8% in 1995, resulting in income tax expense of $1,411 and $1,137, respectively. Net income for the first nine months registered $3,163 in 1996 compared to $2,436 in 1995, representing a 26.8% increase in per share amounts from the $2.39 earned in 1995 to the $3.03 recorded in 1996.

Third Quarter of 1996 as compared to Third Quarter 1995
-------------------------------------------------------

         During the third quarter of 1996 net interest income increased by $247 as compared to third quarter 1995. Compared to year ago levels, average earning assets increased by 8.4% while average interest-bearing liabilities increased by 7.5%. Average loans exhibited growth of 4.7%, while average investments increased by 13.1%.

         The tax equivalent yield on earning assets decreased by 12 basis points from the same quarter a year ago primarily due to the additional concentration of earning assets invested in securities and a decline in the yield on the investment portfolio. The tax equivalent yield on the investment portfolio measured 6.6%, down fourteen basis points from the same quarter a year ago, while the loan portfolio yielded 9.2%, down 2 basis points from last year's rate. Meanwhile, the rate paid on interest-bearing liabilities decreased by 4 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin declined to 4.1% from the 4.2% achieved during last year's third quarter.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

         Loans decreased by $378 during the quarter. Loans as a percentage of earning assets stood at 45.6% as of September 30, 1996 as compared to 47.2% on September 30, 1995. The loan to deposit ratio at the end of the third quarter of 1996 was 50.8% compared to 50.6% at the end of the same period a year ago. The investment portfolio represented 60.4% of each deposit dollar, up from 56.7% a year ago.

         Loan charge-offs during the third quarter were $41 in 1996 and $127 in 1995, while the recovery of previously charged-off loans amounted to $41 during the third quarter of 1996 compared to $35 in the same period of 1995.

         Other income for the quarter increased by $112 or 37.7% compared to the same period a year ago. Fees for customer services were up $89 or 36.2% due to opening of new branches, and a change in fee structure. Net gains on available for sale securities sold during the quarter netted $28, while a $1 gain was recorded in 1995.

         Total other expenses in the third quarter were $2,420 in 1996 and $2,336 in 1995, an increase of $84 or 3.6%. Employee salaries and benefits increased by $61 or 4.8%. Occupancy and equipment expense increased by $16 or 3.8%. Other expenses as a group increased by $7 or 1.1% compared to the same period last year.

         Income before tax for the quarter increased by 21.4% to $1,559 in 1996 from the $1,284 recorded in 1995. Net income for the quarter of $1,081 represented a 25.7% increase from the $860 earned a year ago.

New Accounting Standards
------------------------

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of" effective January 1, 1996. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

            11.    See Note (6) of the Financial Statements

            15.    Not applicable

            18.    Not applicable

                        CORTLAND BANCORP AND SUBSIDIARIES
                        ---------------------------------

                     PART II - OTHER INFORMATION (CONTINUED)
                     ---------------------------------------

Item 6. (continued)
-------------------

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

                                         Cortland Bancorp
                                         ----------------
                                         (Registrant)

 DATED: November 8, 1996                 Lawrence A. Fantauzzi
        ----------------                 ---------------------
                                         Controller/Treasurer
                                         (Chief Accounting Officer)

 DATED: November 8, 1996                 Dennis E. Linville
        ----------------                 ------------------
                                         Executive Vice-President,
                                         Secretary