Form 10-K405
period 1996-12-31
CORTLAND BANCORP INC
filed 1997-03-27
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996.


Commission file number 0-13814
                       -------
                                Cortland Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                       34-1451118
---------------------------------------    -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       l94 West Main Street
          Cortland, Ohio                                 44410
---------------------------------------     ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (330) 637-8040
                                                     ---------------------------

Securities registered pursuant to Section l2(b) of the Act:        None

Securities registered pursuant to Section l2(g) of the Act:

                          Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                     --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K [ x ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 11, 1997:

Common Stock, No Par Value - $49,843,203
----------------------------------------
 .

     The number of shares outstanding of the issuer's classes of common stock as of March 11, 1997:

Common Stock, No Par Value - 1,095,455 shares
---------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Shareholders Report for the year ended December 31, 1996 are incorporated by reference into Part II.

        Portions of the Proxy Statement for the annual shareholders meeting to be held April 8, 1997 are incorporated by reference into Part III.

                                CORTLAND BANCORP
                                    FORM 10-K
                                      1996

                                      INDEX

Part I                                                                Page
------                                                                ----

Item l.  Business:
           General                                                     I-2
           Statistical Disclosure                                      I-4

Item 2.  Properties                                                    I-l9

Item 3.  Legal Proceedings                                             I-l9

Item 4.  Submission of Matters to a Vote of Security Holders           I-20

Executive Officers of the Registrant                                   I-20

Part II
-------

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                  II-l

Item 6.  Selected Financial Data                                      II-l

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          II-l

Item 8.  Financial Statements and Supplementary Data                  II-l

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                         II-l


Part III
--------

Item l0. Directors and Executive Officers of the Registrant          III-l

Item ll. Executive Compensation                                      III-l

Item l2. Security Ownership of Certain Beneficial Owners and
         Management                                                  III-l

Item l3. Certain Relationships and Related Transactions              III-l


Part IV
-------

Item l4. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                  IV-l

Signatures                                                            IV-2

Index to Exhibits                                                     IV-3




                                       I-l

                                      PART I
                                      ------


Item l.  Business
-------  --------
General
-------


                                 THE CORPORATION
                                 ---------------

     The registrant, Cortland Bancorp (also referred to as the "Corporation"), is a bank holding company which was incorporated under the laws of the State of Ohio in 1984, and is registered under the Bank Holding Company Act of l956, as amended. Its subsidiaries are The Cortland Savings and Banking Company ("Cortland Banks" or the "Bank"), which was acquired at the Corporation's inception in l985, and New Resources Leasing Company, which was formed in 1988. The Corporation and its subsidiaries operate in one industry, domestic banking.

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


                           SUPERVISION AND REGULATION
                           --------------------------

     The Corporation is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of l956, as amended. Generally, this Act limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Supervision and Regulation (Continued):
     Cortland Banks, as a state banking organization, is subject to periodic examination and regulation by the Federal Reserve Bank of Cleveland and the State of Ohio Division of Banks. Cortland Banks is a member of the Federal Reserve System and its deposits are insured by the Bank Insurance Fund (BIF) administered by the Federal Deposit Insurance Corporation (FDIC).


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

Employees:
     At March 11, l997, the Corporation and its subsidiaries had 160 full-time and 55 part-time employees. The Corporation considers its relations with its employees to be satisfactory.

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

           ASSETS
           ------


                                                        1996        1995         1994
                                                     --------    --------     -------
Cash and due from banks                              $  8,679   $   8,293    $   7,555
Interest-bearing deposits in other banks                    0           0          658
Federal funds sold                                        843       2,485        2,489
Trading account securities                                 57           0          337

Investment securities:
  U.S. Treasury and other U.S. Government
    agencies and corporations                          92,281      74,447       66,804
  U.S. Government mortgage-backed
    pass-through certificates                          77,246      70,471       70,833
  States of the U.S. and political subdivisions        16,995      15,436       15,362
  Other securities                                      3,651       2,965        2,414
                                                     --------   ---------    ---------
                       TOTAL INVESTMENT SECURITIES    190,173     163,319      155,413
                                                     --------   ---------    ---------







Total loans                                           160,663     153,711      148,304
  Less unearned income                                      6           9           16
  Less allowance for loan losses                        2,976       3,079        3,116
                                                     --------   ---------    ---------
                                        NET LOANS     157,681     150,623      145,172
                                                     --------   ---------    ---------





Market Value appreciation (depreciation) of
   securities available for sale                          165        (469)         (91)
Premises and equipment                                  6,287       6,422        6,488
Other assets                                            4,760       4,929        5,314
                                                     --------   ---------    ---------
                                                     $368,645   $ 335,602    $ 323,335
                                                     ========   =========    =========

                       ----------------------------------

                            (In Thousands of Dollars)





   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
                                                         1996            1995            1994
                                                       --------        --------         ------
Deposits (all domestic):
  Noninterest-bearing demand deposits                 $  37,999       $  33,716       $  29,783
  Interest-bearing demand deposits                       46,945          45,864          51,392
  Savings                                                86,468          87,072          94,753
  Time                                                  146,628         129,320         113,444
                                                      ---------       ---------       ---------
                                 TOTAL DEPOSITS         318,040         295,972         289,372
                                                      ---------       ---------       ---------


Borrowings:
  U.S. Treasury interest-bearing demand note                681             756             623
  Federal funds purchased                                 1,918           1,276             440
  Securities sold under agreements to repurchase          2,747           2,390           2,324
  Other Borrowings over one year                          9,157           2,657              30
                                                      ---------       ---------       ---------
                               TOTAL BORROWINGS          14,503           7,079           3,417
                                                      ---------       ---------       ---------





Other liabilities                                         1,860           2,139           2,502
                                                      ---------       ---------       ---------
                              TOTAL LIABILITIES         334,403         305,190         295,291
                                                      ---------       ---------       ---------



Shareholders' equity:
  Common stock                                            5,367           4,966           4,735
  Additional paid-in capital                             10,665           8,363           7,323
  Retained earnings                                      18,292          17,726          16,439
  Net unrealized loss on available for sale
   debt and marketable equity securities                    (78)           (639)           (453)
  Less cost of common shares in treasury                     (4)             (4)              0
                                                      ---------       ---------       ---------

                     TOTAL SHAREHOLDERS' EQUITY          34,242          30,412          28,044
                                                      ---------       ---------       ---------
                                                      $ 368,645       $ 335,602       $ 323,335
                                                      =========       =========       =========

                        ANALYSIS OF NET INTEREST EARNINGS
                        ---------------------------------

                            (In Thousands of Dollars)



     The following schedules show the average amounts of interest-earning assets and interest-bearing liabilities, the related amounts of interest earned or paid and the related average yields or interest rates paid for the year indicated:


                                                                                      Interest     Average
                                                                       Average         Earned      Yield or
Year ended December 3l, l996                                         Outstanding      or Paid        Rate
----------------------------                                         -----------      --------     ---------

Interest-earning assets:
  Federal funds sold                                                   $    843      $    45         5.4%
  Interest-bearing deposits
    in other banks                                                            0            0
  Trading account securities                                                 57            3         5.9%
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                       92,281        6,075         6.6%
    U.S. Government mortgage-backed
      pass-through certificates                                          77,246        5,160         6.7%
    States of the U.S. and political
      subdivisions (l) (2)                                               16,995        1,145         6.7%
    Other securities (l)                                                  3,651          234         6.4%
                                                                       --------      -------
                                  Total investment securities (l)       190,173       12,614         6.6%
   Loans (l) (2) (4)                                                    160,657       14,809         9.2%
                                                                       --------      -------
                                   Total interest-earning assets       $351,730      $27,471         7.8%
                                                                       ========      =======


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                   $ 46,945      $ 1,259         2.7%
    Savings                                                              86,468        2,319         2.7%
    Time                                                                146,628        8,395         5.7%
                                                                       --------      -------
                                                  Total deposits        280,041       11,973         4.3%
                                                                       --------      -------

  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                           681           35         5.1%
    Federal funds purchased                                               1,918          108         5.6%
    Securities sold under agreements
      to repurchase                                                       2,747          120         4.4%
    Other borrowings over one year                                        9,157          505         5.5%
                                                                       --------      -------
                                                Total borrowings         14,503          768         5.3%
                                                                       --------      -------
                              Total interest-bearing liabilities       $294,544      $12,741         4.3%
                                                                       ========      =======

Net interest margin (3)                                                             $ 14,730         4.2%
                                                                                    ========        ====

                  ---------------------------------------------

                            (In Thousands of Dollars)



                                                                   Interest        Average
                                                       Average      Earned         Yield or
Year ended December 3l, l995                         Outstanding   or Paid           Rate
----------------------------                         -----------   -------         --------

Interest-earning assets:
  Federal funds sold                                  $  2,485      $   146         5.9%
  Interest-bearing deposits
     in other banks                                          0            0
  Trading account securities                                 0            0
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                      74,447        5,051         6.8%
    U.S. Government mortgage-backed
      pass-through certificates                         70,471        4,571         6.5%
    States of the U.S. and political
      subdivisions (l) (2)                              15,436        1,024         6.6%
    Other securities (l)                                 2,965          187         6.3%
                                                      --------      -------
                 Total investment securities (l)       163,319       10,833         6.6%
   Loans (l) (2) (4)                                   153,702       14,175         9.2%
                                                      --------      -------
                   Total interest-earning assets      $319,506      $25,154         7.9%
                                                      ========      =======


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                  $ 45,864      $ 1,177         2.6%
    Savings                                             87,072        2,406         2.8%
    Time                                               129,320        7,452         5.8%
                                                      --------      -------
                                  Total deposits       262,256       11,035         4.2%
                                                      --------      -------

  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                          756           41         5.4%
    Federal funds purchased                              1,276           78         6.1%
    Securities sold under agreements
      to repurchase                                      2,390          110         4.6%
    Other borrowings over one year                       2,657          157         5.9%
                                                      --------      -------
                                Total borrowings         7,079          386         5.5%
                                                      --------      -------
              Total interest-bearing liabilities      $269,335      $11,421         4.2%
                                                      ========      =======

Net interest margin (3)                                            $ 13,733         4.3%
                                                                   ========         ===

                  ---------------------------------------------
                          (In Thousands of Dollars)

                                                                   Interest      Average
                                                      Average       Earned       Yield or
Year ended December 3l, l994                        Outstanding     or Paid       Rate
----------------------------                        -----------     -------      --------

Interest-earning assets:
  Federal funds sold                                  $  2,489      $    95        3.8%
  Interest-bearing deposits
    in other banks                                         658           18        2.7%
  Trading account securities                               337           26        7.7%
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                      66,804        4,427        6.6%
    U.S. Government mortgage-backed
      pass-through certificates                         70,833        4,037        5.7%
    States of the U.S. and political
      subdivisions (l) (2)                              15,362        1,026        6.7%
    Other securities (l)                                 2,414          147        6.1%
                                                      --------      -------
                 Total investment securities (l)       155,413        9,637        6.2%
   Loans (l) (2) (4)                                   148,288       13,147        8.9%
                                                      --------      -------
                   Total interest-earning assets      $307,185      $22,923        7.5%
                                                      ========      =======


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                  $ 51,392      $ 1,237        2.4%
    Savings                                             94,753        2,576        2.7%
    Time                                               113,444        5,559        4.9%
                                                      --------      -------
                                  Total deposits       259,589        9,372        3.6%
                                                      --------      -------

  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                          623           24        3.9%
    Federal funds purchased                                440           22        5.0%
    Securities sold under agreements
      to repurchase                                      2,324           79        3.4%
    Other borrowings over one year                          30            1        3.3%
                                                      --------      -------
                                Total borrowings         3,417          126        3.7%
                                                      --------      -------
              Total interest-bearing liabilities      $263,006      $ 9,498        3.6%
                                                      ========      =======

Net interest margin (3)                                            $ 13,425        4.4%
                                                                    =======       =====

(1) The amounts are reflected on a fully taxable equivalent basis using the statutory tax rate of 34% in 1996, 1995 and 1994. Tax-free income from states of the U.S. and political subdivisions, other securities and loans amounted to $743, $1 and $211, respectively, for 1996; $656, $1 and $197, respectively, for 1995; $641, $14 and $206 respectively, for 1994.

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

(4) Interest earned on loans includes loan fees of $89 in 1996, $72 in 1995 and $333 in 1994.

                            RATE AND VOLUME ANALYSIS
                            ------------------------

                            (In Thousands of Dollars)




     The following tables analyze by rate and volume the dollar amount of changes in the components of the interest differential:


                                                                 1996 Change from 1995
                                                                 ---------------------
                                                                       Change       Change
                                                          Total        Due to       Due to
                                                          Change       Volume        Rate
                                                          ------       ------       ------
Interest Income
---------------
  Federal funds sold                                    $  (101)      $   (88)      $ (13)
  Interest-bearing deposits in other banks                    0             0           0
  Trading account securities                                  3             3           0
  Investment securities:
    U.S. Treasury and other U.S. Government
      agencies and corporations                           1,024         1,178        (154)
    U.S. Government mortgage-backed
      pass-through certificates                             589           449         140
    States of the U.S. and political
      subdivisions                                          121           105          16
    Other securities                                         47            44           3
                                                        -------       -------       -----
                       Total investment securities        1,781         1,776           5
  Loans                                                     634           641          (7)
                                                        -------       -------       -----
                             Total interest income      $ 2,317       $ 2,332       $ (15)
                                                        =======       =======       =====


Interest Expense
----------------
  Deposits:
    Interest-bearing demand deposits                    $    82       $    28       $  54
    Savings                                                 (87)          (17)        (70)
    Time                                                    943           991         (48)
                                                        -------       -------       -----
                                    Total deposits          938         1,002         (64)
                                                        -------       -------       -----
  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                            (6)           (4)         (2)
    Federal funds purchased                                  30            36          (6)
    Securities sold under agreements to repurchase           10            16          (6)
    Other borrowings over one year                          348           359         (11)
                                                        -------       -------       -----
                                  Total borrowings          382           407         (25)
                                                        -------       -------       -----
                            Total interest expense      $ 1,320       $ 1,409       $ (89)
                                                        =======       =======       =====


The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                      ------------------------------------

                            (In Thousands of Dollars)



                                                               1995 Change from 1994
                                                               ---------------------
                                                                      Change       Change
                                                          Total       Due to       Due to
                                                          Change      Volume        Rate
                                                          ------      ------       -------
Interest Income
---------------
  Federal funds sold                                    $    51       $   0       $    51
  Interest-bearing deposits in other banks                  (18)        (18)            0
  Trading account securities                                (26)        (26)            0
  Investment securities:
    U.S. Treasury and other U.S. Government
      agencies and corporations                             624         516           108
    U.S. Government mortgage-backed
      pass-through certificates                             534         (21)          555
    States of the U.S. and political
      subdivisions                                           (2)          5            (7)
    Other securities                                         40          34             6
                                                        -------       -----       -------
                       Total investment securities        1,196         534           662
  Loans                                                   1,028         489           539
                                                        -------       -----       -------
                             Total interest income      $ 2,231       $ 979       $ 1,252
                                                        =======       =====       =======


Interest Expense
----------------
  Deposits:
    Interest-bearing demand deposits                    $   (60)      $(139)      $    79
    Savings                                                (170)       (212)           42
    Time                                                  1,893         838         1,055
                                                        -------       -----       -------
                                    Total deposits        1,663         487         1,176
                                                        -------       -----       -------
  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                            17           6            11
    Federal funds purchased                                  56          51             5
    Securities sold under agreements to repurchase           31           2            29
    Other borrowings over one year                          156         155             1
                                                        -------       -----       -------
                                  Total borrowings          260         214            46
                                                        -------       -----       -------
                            Total interest expense      $ 1,923       $ 701       $ 1,222
                                                        =======       =====       =======


II. INVESTMENT PORTFOLIO
------------------------



     The following table shows the book value of investment securities by type of obligation at the dates indicated:

                            (In Thousands of Dollars)


                                                           December 31,

                                                      1996       1995       1994
                                                   --------    -------    ------

U.S. Treasury and other U.S. Government
  agencies and corporations                        $ 98,538    $ 81,720   $ 65,777
U.S. Government mortgage-backed
  pass-through certificates                          74,869      79,557     65,590
States of the U.S. and political subdivision         17,228      16,811     15,285
Other Securities                                      3,739       3,622      2,324
                                                   --------    --------   --------
                                                   $194,374    $181,710   $148,976
                                                   ========    ========   ========









     A summary of securities held at December 3l, l996, classified according to the earlier of next repricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                            (In Thousands of Dollars)

                                                              December 31, 1996
                                                          ---------------------------
                                                           Book         Weighted
   Type and Maturity Grouping                              Value    Average Yield  (1)
   --------------------------                             -------- ------------------

U.S. Treasury and other U.S. Government
   agencies and corporations:
  Maturing within one year                                $ 19,595        6.22%
  Maturing after one year but within five years             33,574        6.06
  Maturing after five years but within ten years            39,847        7.29
  Maturing after ten years                                   5,522        8.04
                                                          --------
      Total U.S. Treasury and other U.S.
        Government agencies and corporations              $ 98,538        6.70%
                                                          ========       ======

U.S. Government mortgage-backed
   pass-through certificates; REMICS & CMO's
  Maturing within one year                                $ 44,511        6.47%
  Maturing after one year but within five years             16,980        6.88
  Maturing after five years but within ten years             8,582        7.25
  Maturing after ten years                                   4,796        7.32
                                                          --------
      Total U.S. Government mortgage-backed
        pass-through certificates, REMICS & CMO's         $ 74,869        6.71%
                                                          ========       ======

    ---------------------------------

                            (In Thousands of Dollars)




                                                          December 31, 1996
                                                    -----------------------------
                                                       Book        Weighted
   Type and Maturity Grouping                         Value      Average Yield (1)
   --------------------------                       --------    -----------------

States of the U.S. and political subdivisions:
  Maturing within one year                            $ 1,321         7.38%
  Maturing after one year but within five years        10,965         6.76
  Maturing after five years but within ten years        3,930         7.32
  Maturing after ten years                              1,012         7.71
                                                      -------
      Total States of the U.S. and
        political subdivisions                        $17,228         6.99%
                                                      =======         ====

Other securities:
  Maturing within one year                            $ 1,828         5.53%
  Maturing after one year but within five years             0            0
  Maturing after five years but within ten years            0            0
  Maturing after ten years                              1,911         6.21
                                                      -------

      Total Other securities                          $ 3,739         5.85%
                                                      =======         ====


(1) The weighted average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states of the U.S. and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 34% were $29, $243, $98 and $27 for the four ranges of maturities.


     Excluding obligations of the U.S. Treasury and other agencies and corporations of the U.S. government, there were no investment or mortgage-backed securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1996.

     As of December 31, 1996, there were $9,023 in callable U.S. Government Agencies, that given current and expected interest rate environments, are likely to be called within the one year time horizon. These securities are categorized according to their contractual maturities, with $8,020 maturing after five years but within ten years and $1,003 maturing after 10 years.

     As of December 31, 1996, there were $17,379 in callable U.S. Government Agencies and $1,061 in callable U. S. Treasury securities that, given current and expected interest rate environments, are likely to be called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $13,921 maturing after five years but within ten years and $4,519 maturing after 10 years.

III. LOAN PORTFOLIO (ALL DOMESTIC)
----------------------------------


                                 TYPES OF LOANS
                                 --------------

                            (In Thousands of Dollars)


     The following schedule shows the types of loans at the dates indicated:


                                                        December 31,
                               ----------------------------------------------------------------
                                 1996          1995          1994          1993          1992
                               --------      --------      --------      --------      --------
1 - 4 family residential
  mortgage                     $ 70,590      $ 67,099      $ 66,069      $ 68,096      $ 71,085
Commercial mortgage              42,367        38,371        37,554        35,014        37,385
Consumer loans                   21,300        21,254        17,247        14,539        18,975
Commercial loans                 19,355        16,658        15,101        12,898        10,963
Home equity loans                11,136        12,353        12,854        13,403        12,426
1 - 4 family residential
  mortgages held for sale         1,361           473         1,855         1,877           889
                               --------      --------      --------      --------      --------
                               $166,109      $156,208      $150,680      $145,827      $151,723
                               ========      ========      ========      ========      ========








             MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES
             -------------------------------------------------------

                            (In Thousands of Dollars)


     The following schedule sets forth maturities based on remaining scheduled repayments of principal or next repricing opportunity for loans (excluding mortgage and consumer loans) as of December 31, 1996:


                                      1 Year       1 to       Over
        Types of Loans                or Less     5 Years    5 Years        Total
        --------------               --------     --------   --------      -------

Commercial loans                      $11,091      $4,277      $3,987      $19,355
Home Equity                            11,136           0           0       11,136
                                      -------      ------      ------      -------
  Total loans (excluding
    mortgage and consumer loans)      $22,227      $4,277      $3,987      $30,491
                                      =======      ======      ======      =======




     The following schedule sets forth loans as of December 31, 1996 based on next repricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Mortgage and consumer loans have again been excluded.


                                                        1 Year       Over
        Types of Loans                                  or Less      1 Year       Total
        --------------                                  --------   --------       ------

Floating or adjustable rates of interest                $22,087      $4,430      $26,517
Fixed rates of interest                                     140       3,834        3,974
                                                        -------      ------      -------
                                       Total loans      $22,227      $8,264      $30,491
                                                        =======      ======      =======

                                  RISK ELEMENTS
                                  -------------
                            (In Thousands of Dollars)


     The following table sets forth the aggregate balance of underperforming loans for each of the following categories for the years indicated:


                                                          December 31,
                                     -------------------------------------------------------
                                      1996        1995        1994        1993        1992
                                     ------      ------      ------      ------      ------
Loans accounted for on a
  nonaccrual basis                   $1,450      $1,597      $1,909      $1,652      $1,979

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                18           7          14         353         201

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)         182         191         205         573       1,222

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of December 31, 1996.

                            (In Thousands of Dollars)

Gross interest income that would have been recorded
  if the loans had been current in accordance with
  their original terms                                     $139

Interest income actually included in income on
  the loans                                                 106

      A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is charged-off, any interest that has been accrued and not collected on the loan is charged against earnings.

     As of December 3l, l996, there are $1,011 in loans, not included in the above categories, which may be considered potential problem loans. Management has established specific allocations of the allowance for loan loss of $97 which it considers adequate, based on current information, to cover potential loss related to these credits.

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

IV. SUMMARY OF LOAN LOSS EXPERIENCE
-----------------------------------

     The following is an analysis of the allowance for loan losses for the periods indicated:

                            (In Thousands of Dollars)


                                                                     December 31,
                                         -------------------------------------------------------------------
                                            1996           1995           1994           1993           1992
                                         -------        -------        -------        -------        -------

Balance at beginning of year             $ 3,011        $ 3,081        $ 3,139        $ 3,415        $ 3,203
Loan losses:
  1 - 4 family residential
    mortgages                                 (5)           (69)           (72)          (172)          (108)
  Commercial mortgages                         0              0            (27)           (42)          (834)
  Consumer loans                            (167)          (220)          (141)          (271)          (438)
  Commercial loans                            (4)           (78)           (48)          (123)          (198)
  Home equity loans                            0              0              0             (7)           (18)
                                         -------        -------        -------        -------        -------

                                            (176)          (367)          (288)          (615)        (1,596)
                                         -------        -------        -------        -------        -------
Recoveries on previous loan losses:
  1 - 4 family residential
    mortgages                                  3              4              4             26             55
  Commercial mortgages                         0             78              6             28              6
  Consumer loans                              72            152            156            202            273
  Commercial loans                            56             63             64             83             24
                                         -------        -------        -------        -------        -------

                                             131            297            230            339            358
                                         -------        -------        -------        -------        -------
Net loan losses                              (45)           (70)           (58)          (276)        (1,238)
                                         -------        -------        -------        -------        -------

Provision charged to
  operations                                   0              0              0              0          1,450
                                         -------        -------        -------        -------        -------
Balance at end of year                   $ 2,966        $ 3,011        $ 3,081        $ 3,139        $ 3,415
                                         =======        =======        =======        =======        =======

Ratio of net loan losses to
  average net loans
  outstanding                                .03%           .05%           .04%           .19%           .75%
                                         =======        =======        =======        =======        =======








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

IV. SUMMARY OF LOAN LOSS EXPERIENCE (continued)
-----------------------------------------------



     The following is an allocation of the allowance for loan losses. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated:


                            (In Thousands of Dollars)

                                                   December 31,
                               -------------------------------------------------------------------------
       Types of Loans            1996            1995             1994            1993            1992
       --------------          --------        --------         --------        --------        ------

1 - 4 family residential
  mortgage                     $   387         $    351         $    385        $   405         $    437
Commercial mortgage              1,179            1,118            1,223          1,029            1,157
Consumer loans                     410              416              407            424              591
Commercial loans                   325              239              207            192              210
Home equity loans                   55               61               63             67               62
Unallocated portion                610              826              796          1,022              958
                               -------         --------         --------        --------        --------
                               $ 2,966         $  3,011         $  3,081        $ 3,139         $  3,415
                               =======         ========         ========        ========        ========

     The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in l996 will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.






     The percentage of loans in each category to total loans is shown in the following table:

                                            -------------------------------------------------------
                                                                December 31,
       Types of Loans                         1996         1995        1994        1993        1992
       --------------                       -------     -------     -------     -------     ------

1 - 4 family residential
  mortgage                                     43.3%       43.3%       45.1%       48.0%      47.4%
Commercial mortgages                           25.5        24.6        24.9        24.0       24.7
Consumer loans                                 12.8        13.6        11.5        10.0       12.5
Commercial loans                               11.7        10.6        10.0         8.8        7.2
Home equity loans                               6.7         7.9         8.5         9.2        8.2
                                            -------     -------     -------     -------     ------
                                              l00.0%      100.0%      100.0%      100.0%     100.0%
                                            =======     =======     =======     =======     ======





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

V. DEPOSITS (ALL DOMESTIC)
--------------------------

     The following table shows the classification of average deposits for the periods indicated:


                            (In Thousands of Dollars)

          Average Balance                                 1996          1995          1994
          ---------------                               --------      --------      --------

Noninterest-bearing demand deposits                     $ 37,999      $ 33,716      $ 29,783
Interest-bearing demand deposits                          46,945        45,864        51,392
Savings                                                   86,468        87,072        94,753
Time deposits                                            146,628       129,320       113,444
                                                        --------      --------      --------
                            Total average deposits      $318,040      $295,972      $289,372
                                                        ========      ========      ========









     The following shows the average rate paid on the following deposit categories for the periods indicated:


          Type                          1996     1995     1994
          ----                        -------- --------  ------

Interest-bearing demand deposits        2.7%      2.6%      2.4%
Savings                                 2.7       2.8       2.7
Time deposits                           5.7       5.8       4.9











     A summary of time deposits of $l00,000 or more as of December 3l, l996 by maturity range is shown below:

                            (In Thousands of Dollars)


                                                                  Other
                                                   Certificates    Time
                                                    of Deposit    Deposits      Total
                                                   ------------   --------      -----

3 months or less remaining until maturity             $12,250      $1,025      $13,275
3 to 6 months remaining until maturity                 10,358         118       10,476
6 to l2 months remaining until maturity                 4,646           0        4,646
Over l2 months remaining until maturity                 5,180       1,456        6,636
                                                      -------      ------      -------
                               Total outstanding      $32,434      $2,599      $35,033
                                                      =======      ======      =======

VI. RETURN ON EQUITY AND ASSETS
-------------------------------

     Information relating to Return on Equity and Assets is set forth in the Corporation's 1996 Annual Report to Shareholders, page 27, Selected Financial Data.

Item 2.  Properties
-------  ----------


                           CORTLAND BANCORP'S PROPERTY
                           ---------------------------

     Cortland Bancorp owns no property. Operations are conducted at l94 West Main Street, Cortland, Ohio.

                            CORTLAND BANKS' PROPERTY
                            ------------------------

     Cortland Banks' main office (as described in its charter) is located at l94 West Main Street, Cortland, Ohio. Administrative offices are located at the main office. The other offices are:

   Popular Name                              Address
   ------------                              -------

Brookfield Office            7325 Warren-Sharon Road, Brookfield, Ohio
Vienna Office                4434 Warren-Sharon Road, Vienna, Ohio
Windham Office               9690 East Center Street, Windham, Ohio
Bristol Office               6090 State Route 45, Bristolville, Ohio
Williamsfield Office         State Routes 322 and 7, Williamsfield, Ohio
Hiram Office                 682l Wakefield Road, Hiram, Ohio
Warren Office                2935 Elm Road, Warren, Ohio
Hubbard Office               890 West Liberty Street, Hubbard, Ohio
Mantua Office                l052l Main Street, Mantua, Ohio
Niles Office                 6050 Youngstown Warren Rd., Niles, Ohio
North Bloomfield Office      8837 State Route 45, North Bloomfield, Ohio

     The Brookfield, Windham, Hubbard, Mantua, and Niles Offices are leased, while all of the other above offices are owned by Cortland Banks.

Item 3.  Legal Proceedings
-------  -----------------

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











                                      I-l9

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.




Executive Officers of the Registrant
------------------------------------

     The names, ages and positions of the executive officers as of March 1, l997 are as follows:

            Name                       Age                  Position Held
            ----                       ---                  -------------

     Rodger W. Platt                   61              Chairman of the Board,
                                                         President and Director
     Dennis E. Linville                46              Executive Vice President,
                                                         Secretary and Director
     Lawrence A. Fantauzzi             49              Controller/Treasurer

     James M. Gasior                   37              Vice President and Chief
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





Principal Occupation and Business Experience of Executive Officers
------------------------------------------------------------------

     During the past five years the business experience of each of the executive officers has been as follows:

     Rodger W. Platt has been a Chairman of the Board of Cortland Bancorp and the subsidiary bank since November l987. He has been a Director and President of Cortland Bancorp since its formation in April of l985. He has been a Director of the subsidiary bank since l974 and has been President since l976.

     Dennis E. Linville has been Executive Vice President of Cortland Bancorp and the subsidiary bank since November l987. He became a Director of the subsidiary bank in June of 1989. He has been a Director of Cortland Bancorp and New Resources Leasing Company since December 1988. He has been the Secretary of Cortland Bancorp since l985 and Secretary of the subsidiary bank since l984.

     Lawrence A. Fantauzzi has been the Controller of Cortland Bancorp and the subsidiary bank since April l987. He became Treasurer and Chief Financial Officer of Cortland Bancorp and the subsidiary bank in December 1992. He became a Director of New Resources Leasing Company in November 1995, and Senior Vice President of the subsidiary bank in April 1996.

     James M. Gasior has been the Vice President and Chief Operations Officer of Cortland Bancorp since April 1995. He has been the Vice President and Chief Operations Officer of the subsidiary bank since June 1993. He became a Director of New Resources Leasing Company in November, 1995, and Senior Vice President of the subsidiary bank in April 1996.

                                     PART II
                                     -------


     Information relating to Items 5, 6, 7 and 8 is set forth in the Corporation's l996 Annual Report to Shareholders under the captions and on the pages indicated below and is incorporated herein by reference:

                                                                Pages in l996
                                                                Annual Report
         Caption in l996 Annual Report to Shareholders         to Shareholders
         ---------------------------------------------         ---------------

Item 5.    Market for Registrant's Common Equity and
-------    -----------------------------------------
           Related Shareholder Matters                                41
           ---------------------------

           Discussion of Dividend Restrictions                        24
           -----------------------------------

Item 6.    Selected Financial Data                                    27
-------    -----------------------

Item 7.    Management's Discussion and Analysis of
-------    ---------------------------------------
           Financial Condition and Results of Operations           28-40
           ---------------------------------------------

Item 8.    Financial Statements and Accompanying Information           5
-------    -------------------------------------------------



Item 9.    Changes in and Disagreements with Accountants
-------    ---------------------------------------------
           on Accounting and Financial Disclosures
           ---------------------------------------

           None








































                                      II-l

                                      PART III
                                      --------





Item l0.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     Information relating to directors of the Corporation will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 8, 1997. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is set forth in
Part I. Pages 2-6






Item ll.  Executive Compensation
--------  ----------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 8, 1997. Such information is incorporated herein by reference. Pages 6-8






Item l2.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 8, 1997. Such information is incorporated herein by reference. Page 2






Item l3.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 8, l997. Such information is incorporated herein by reference. Page 11
















                                      III-l

                                      PART IV
                                      -------





Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------



(a) l. Financial Statements
       --------------------

       Included in Part II of this report:

            Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation's l996 Annual Report to Shareholders and is incorporated by reference in Part II of this report.


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


(b)    Report on Form 8-K
       ------------------

       No reports on Form 8-K were filed for the three months ended December 3l, l996.













                                      IV-l

                                      SIGNATURES
                                      ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORTLAND BANCORP


     March 11, 1997                       By  /s/ Rodger W. Platt, President
--------------------------                    ------------------------------
           Date


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          Chairman of the Board,
/s/ Rodger W. Platt                       President and Director        March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

                                          Executive Vice
                                          President, Secretary
/s/ Dennis E. Linville                    and Director                  March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ P. Bennett Bowers                     Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ David C. Cole                         Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ George E. Gessner                     Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ William A. Hagood                     Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ James E. Hoffman, III                 Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ Richard L. Hoover                     Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ K. Ray Mahan                          Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ Timothy K. Woofter                    Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ Lawrence A. Fantauzzi                 Controller/Treasurer          March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ James M. Gasior                       Vice President &              March 11, 1997
--------------------------------          Chief Operations Officer ------------------------



                                INDEX TO EXHIBITS
                                -----------------




     The following exhibits are filed or incorporated by reference as part of this report:

 3.l. Articles of Incorporation of the Corporation as currently in effect and any amendments thereto (incorporated by reference to Exhibit 3 of the Corporation's Report on Form S-l filed February 5, l988).

 3.2. Bylaws of the Corporation as currently in effect (incorporated by reference to Exhibit 3a of the Corporation's Report on Form S-l filed February 5, l988).

  4 The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Bylaws as referenced in 3.l. and 3.2.

 ll    Statement regarding computation of earnings per share (filed herewith).

 l3    Annual Report to security holders (filed herewith).

 21    Subsidiaries of the Registrant (filed herewith).

 23 Consents of experts and counsel - Consent of independent accountants (filed herewith).

 27    Financial Data Schedule.

    Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Dennis E. Linville, Secretary, Cortland Bancorp, l94 West Main Street, Cortland, Ohio 444l0.