Form 10-Q
period 1997-03-31
CORTLAND BANCORP INC
filed 1997-05-14
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                              ----------------

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

                   194 West Main Street, Cortland, Ohio 44410
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (330) 637-8040
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at May 7, 1997
          -----                                 --------------------------
Common Stock, No Par Value                          1,095,939 Shares
--------------------------                          ----------------

                     PART 1 - FINANCIAL INFORMATION
                     ------------------------------

Item 1.           Financial Statements (Unaudited)
-------           --------------------------------
                  Cortland Bancorp and Subsidiaries:

                    Consolidated Balance Sheets - March 31,
                    1997 and December 31, 1996                           2

                    Consolidated Statements of Income - Three
                    months ended March 31, 1997 and 1996                 3

                    Consolidated Statements of Cash Flows -
                    Three months ended March 31, 1997 and 1996           4

                    Notes to Consolidated Financial Statements -
                    March 31, 1997                                  5 - 12

Item 2.           Management's Discussion and Analysis of
-------           ---------------------------------------
                  Financial Condition and Results of Operations    13 - 17
                  ---------------------------------------------




                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings                                     18
-------           -----------------

Item 2.           Changes in Securities                                 18
-------           ---------------------

Item 3.           Defaults Upon Senior Securities                       18
-------           -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders   18
-------           ---------------------------------------------------

Item 5.           Other Information                                     18
-------           -----------------

Item 6.           Exhibits and Reports on Form 8-K                      18
-------           --------------------------------

Signatures                                                              20
---------

                       CORTLAND BANCORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                  (Amounts in thousands, except share data)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1997            1996
                                                                 ---------     ------------
ASSETS
Cash and due from banks                                          $   9,382       $  10,083
Federal funds sold                                                     100               0
                                                                 ---------       ---------
       Total cash and cash equivalents                               9,482          10,083
                                                                 ---------       ---------
Investment securities available for sale  (Note 3)                 117,212         119,088
Investment securities held to maturity  (approximate market
   value of $72,326 in 1997 and $75,461 in 1996) (Note 3)           73,263          75,286
Total loans (Note 4)                                               170,040         166,109
   Less allowance for loan losses (Note 4)                          (2,947)         (2,966)
                                                                 ---------       ---------
      Net loans                                                    167,093         163,143
                                                                 ---------       ---------
Premises and equipment                                               5,946           6,024
Other assets                                                         5,389           4,886
                                                                 ---------       ---------
         Total assets                                            $ 378,385       $ 378,510
                                                                 =========       =========
LIABILITIES
Noninterest-bearing deposits                                     $  40,366       $  42,130
Interest-bearing deposits                                          279,639         277,900
                                                                 ---------       ---------
  Total deposits                                                   320,005         320,030
                                                                 ---------       ---------
Short term borrowings under one year                                11,829           7,648
Other borrowings over one year                                       8,023          13,523
Other liabilities                                                    1,804           1,389
                                                                 ---------       ---------
         Total liabilities                                         341,661         342,590
                                                                 ---------       ---------
Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized
  5,000,000 shares; issued 1,095,455 shares in 1997
  and 1,018,817 in 1996                                              5,477           5,409
Additional paid-in capital                                          11,428          10,938
Retained earnings                                                   20,354          19,287
Net unrealized gain (loss) on available for sale
  debt securities and marketable equity securities                    (535)            286
                                                                 ---------       ---------
         Total shareholders' equity                                 36,724          35,920
                                                                 ---------       ---------
         Total liabilities and shareholders' equity              $ 378,385       $ 378,510
                                                                 =========       =========


          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                (Amounts in thousands, except per share data)

                                                                  THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                         --------------------
                                                           1997         1996
                                                         -------       ------
Interest income
   Interest and fees on loans                            $ 3,755       $3,634
   Interest and dividends on investment securities:
      Taxable interest income                              1,600        1,358
      Nontaxable interest income                             189          213
      Dividends                                               55           52
   Interest on mortgage-backed securities                  1,232        1,335
   Interest on trading account securities                      0            3
   Other interest income                                       3           25
                                                         -------       ------
              Total interest income                        6,834        6,620
                                                         -------       ------
Interest expense
   Deposits                                                2,948        2,975
   Borrowed funds                                            264          123
                                                         -------       ------
              Total interest expense                       3,212        3,098
                                                         -------       ------
                 Net interest income                       3,622        3,522
                 Provision for loan losses                     0            0
                                                         -------       ------
Net interest income after provision for loan losses        3,622        3,522
                                                         -------       ------
Other income
   Fees for other customer services                          305          247
   Trading securities gains - net                              0           16
   Investment securities gains - net                          12           30
   Gain (loss) on sale of loans - net                        (10)           1
   Other non-interest income                                  70           66
                                                         -------       ------
               Total other income                            377          360
                                                         -------       ------
Other expenses
   Salaries and employee benefits                          1,383        1,313
   Net occupancy expense                                     162          166
   Equipment expense                                         270          256
   State and local taxes                                     135          123
   Office supplies                                           114          122
   Marketing expense                                          62           57
   Legal and litigation expense                               42           78
   Other operating expenses                                  292          310
                                                         -------       ------
               Total other expenses                        2,460        2,425
                                                         -------       ------
Income before federal income taxes                         1,539        1,457

Federal income taxes                                         472          454
                                                         -------       ------
Net income                                               $ 1,067       $1,003
                                                         =======       ======
Earnings per common share (Note 6)                       $  0.98       $ 0.94
                                                         =======       ======



           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                     FOR THE
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             -----------------------
                                                               1997           1996
                                                             --------       --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                     $  2,206       $    163

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                    (1,999)       (12,728)
   Purchases of securities available for sale                 (10,439)        (9,288)
   Proceeds from sales of securities available for sale         7,631
   Proceeds from call, maturity  and principal
     payments on securities                                     7,328         13,517
   Net increase in loans made to customers                     (4,371)        (2,476)
   Proceeds from sale of loans                                                   853
   Purchase of premises and equipment                            (171)           (55)
                                                             --------       --------
   Net cash flows from investing activities                    (2,021)       (10,177)
                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposit accounts                    (25)           702
   Net increase (decrease) in borrowings                       (1,319)         6,147
   Proceeds from sale of common stock                             558            382
   Proceeds from sale of treasury stock                                           22
                                                             --------       --------
   Net cash flows from financing activities                      (786)         7,253
                                                             --------       --------
   NET CHANGE IN CASH AND CASH EQUIVALENTS                       (601)        (2,761)

CASH AND CASH EQUIVALENTS
   Beginning of period                                         10,083         12,439
                                                             --------       --------
   End of period                                             $  9,482       $  9,678
                                                             ========       ========
SUPPLEMENTAL DISCLOSURES
   Interest paid                                             $  3,221       $  3,158
   Income taxes paid                                         $     53       $      0



           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         2.)  Reclassifications:

         Certain items contained in the 1996 financial statements have been reclassified to conform with the presentation for 1997. Such reclassifications had no effect on the net results of operations.

         3.)  Investment Securities:

         Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amorization of premiums and accretion of discounts, with such amortization or accretion included in interest income.

         Securities classified as available for sale are those that could be sold for liquidity, investment management, or similar reasons. Securities available for sale are carried at fair value using the specific identification method. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders' equity, net of tax effects.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. During the quarter ended March 31, 1997, $7,631 of investment securities available for sale were sold resulting in $12 in net gains. Securities sold primarily comprised mortgage-backed securities with small remaining balances and U.S. Treasurys scheduled to mature within the next several months.

         The following table sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

                                                           March 31, 1997
                                                           --------------
                  Proceeds                                     $12,191
                  Gross realized gains                              18
                  Gross realized losses                              6

         Securities available for sale, carried at fair value, totalled $117,212 at March 31, 1997 and $119,088 at December 31, 1996 representing 61.5% and 61.3%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management's opinion.

         Investment securities with a carrying value of approximately $42,927 at March 31, 1997 and $40,645 at December 31, 1996 were pledged to secure deposits and for other purposes.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The amortized cost and estimated market value of debt securities at March 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities
---------------------           AMORTIZED     ESTIMATED
available for sale                 COST      FAIR  VALUE
------------------              --------     -----------
Due in one year or less         $  7,715      $  7,712
Due after one year
 through five years               37,451        37,246
Due after five years
 through ten years                10,837        10,797
Due after ten years                1,862         1,855
                                --------      --------
                                  57,865        57,610
Mortgage-backed Securities        56,046        55,869
                                --------      --------
                                $113,911      $113,479
                                ========      ========

Investment securities
---------------------          AMORTIZED      ESTIMATED
held to maturity                  COST       FAIR  VALUE
----------------               --------      ------------
Due in one year or less         $ 1,506      $ 1,512
Due after one year
 through five years               9,187        9,000
Due after five years
 through ten years               36,602       36,049
Due after ten years               7,730        7,648
                                -------      -------
                                 55,025       54,209
Mortgage-backed Securities       18,238       18,117
                                -------      -------
                                $73,263      $72,326
                                =======      =======

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

        The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 1997, are as follows:

Investment
----------
securities available                        GROSS       GROSS      ESTIMATED
--------------------         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
for sale                        COST        GAINS       LOSSES       VALUE
--------                     ---------   ----------   ----------   ---------
U.S. Treasury
  securities                  $ 35,452      $   44      $  239      $ 35,257
U.S. Government
  agencies and
  corporations                  15,228          80          96        15,212
Obligations of states
  and political
  subdivisions                   7,185          22          66         7,141
Mortgage-backed and
  related securities            56,046         323         500        55,869
                              --------      ------      ------      --------
         Total                 113,911         469         901       113,479
Marketable equity
  securities                     2,171          76         301         1,946
Other securities                 1,787                                 1,787
                              --------      ------      ------      --------
     Total available
       for sale               $117,869      $  545      $1,202      $117,212
                              ========      ======      ======      ========


Investment
----------
securities held                             GROSS       GROSS      ESTIMATED
---------------              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
to maturity                     COST        GAINS       LOSSES       VALUE
-----------                  ---------   ----------   ----------   ---------
U.S. Government
  agencies and
  corporations                 $45,454        $ 55      $  782       $44,727
Obligations of states
  and political
  subdivisions                   9,571          51         140         9,482
Mortgage-backed and
  related securities            18,238          95         216        18,117
                               -------        ----      ------       -------
     Total held to
       maturity                $73,263        $201      $1,138       $72,326
                               =======        ====      ======       =======

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

        The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1996:

Investment
----------
securities available                        GROSS       GROSS      ESTIMATED
--------------------         AMORTIZED   UNREALIZED   UNREALIZED     FAIR
for sale                        COST        GAINS      LOSSES       VALUE
--------                     ---------   ----------   ----------   ---------

U.S. Treasury
  securities                  $ 39,813      $  265      $ 68      $ 40,010
U.S. Government
  agencies and
  corporations                  11,740         119         5        11,854
Obligations of states
  and political
  subdivisions                   7,471          45        10         7,506
Mortgage-backed and
  related securities            55,530         610       161        55,979
                              --------      ------      ----      --------
         Total                 114,554       1,039       244       115,349
Marketable equity
  securities                     2,170          63       255         1,978
Other securities                 1,761                               1,761
                              --------      ------      ----      --------
     Total available
       for sale               $118,485      $1,102      $499      $119,088
                              ========      ======      ====      ========

Investment
----------
securities held                             GROSS       GROSS      ESTIMATED
---------------              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
to maturity                     COST        GAINS       LOSSES       VALUE
-----------                  ---------   ----------   ----------   ---------
U.S. Government
  agencies and
  corporations                $46,674         $298      $232       $46,740
Obligations of states
  and political
  subdivisions                  9,722          100        52         9,770
Mortgage-backed and
  related securities           18,890          171       110        18,951
                              -------         ----      ----       -------
     Total held to
       maturity               $75,286         $569      $394       $75,461
                              =======         ====      ====       =======


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

                                                   CONTRACT OR
                                                 NOTIONAL AMOUNT
                                                ------------------
                                                3-31-97   12-31-96
                                                -------   --------
     Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                          $12,501   $  7,168
            Variable                             30,938     28,061
        Standby letters of credit                   250        295


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio at March 31, 1997 and December 31, 1996:

                                     3-31-97   12-31-96
                                     -------   --------
1-4 family residential mortgages      42.3%      43.3%
Commercial mortgages                  26.4%      25.5%
Consumer loans                        12.2%      12.8%
Commercial loans                      12.6%      11.7%
Home equity loans                      6.5%       6.7%

         Included in 1-4 family residential mortgages as of March 31, 1997 are $940 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1996 totaled $1,361. The estimated market value of these loans approximates their carrying value.

         The following is an analysis of changes in the allowance for loan losses at March 31, 1997 and March 31, 1996:

                                       3-31-97        3-31-96
                                       -------        -------
Balance at beginning of period         $ 2,966       $ 3,011
Loan charge-offs                           (49)          (61)
Recoveries                                  30            20
                                       -------       -------
Net loan recoveries (charge-offs)          (19)          (41)
Provision charged to operations              0             0
                                       -------       -------
 Balance at end of period              $ 2,947       $ 2,970
                                       =======       =======

         The recorded investment in loans for which impairment has been recognized in accordance with Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", was $1,113 while the related portion of the allowance for loan losses was $290 at March 31, 1997.

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

         6.)  Earnings Per Share:

                             THREE MONTHS ENDED
                                  MARCH 31,
                         --------------------------
                            1997            1996
                         ----------      ----------
Net Income               $    1,067      $    1,003

Average common
 shares outstanding       1,094,645       1,069,336

Earnings per share       $     0.98      $     0.94

Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 1997.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

                             (Dollars in thousands)

Liquidity
---------

         The central role of the Company's liquidity management is: (1) to ensure the possession of and access to sufficient liquid funds to meet the normal transaction requirements of its customers; (2) to take advantage of market opportunities requiring flexibility and speed; and (3) to provide a cushion against unforeseeable liquidity needs.

         Principal sources of liquidity for the Company include assets considered relatively liquid such as cash and cash items due from banks, as well as cash flows from maturities and repayment of loans and investment securities.

         Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds and borrowing on other credit facilities. Access to the Federal Reserve Discount Window and the Federal Home Loan Bank of Cincinnati provide the Company with additional sources of liquidity.

Capital Resources
-----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 11.8% for the three months ended March 31, 1997, as compared to 12.6% for the like period during 1996. Overall during the first three months of 1997, capital grew at the annual rate of 9.0%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

        During the first three months of 1997, the Company issued 13,638 shares of common stock which resulted in proceeds of $558. Of the 13,638 shares issued, 12,333 shares were issued through the Company's dividend reinvestment plan. The remaining 1,305 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

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

                      CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         The table below illustrates the Company's risk weighted capital ratios at March 31, 1997 and December 31, 1996.

                               March 31, 1997       December 31, 1996
                               --------------       -----------------
Tier 1 Capital                     $ 36,618              $ 35,006

Tier 2 Capital                        2,197                 2,112
                                   --------              --------
    TOTAL QUALIFYING
    CAPITAL                        $ 38,815              $ 37,118
                                   ========              ========

Risk Adjusted
Total Assets (*)                   $175,020              $168,097

Tier 1 Risk-Based
Capital Ratio                         20.92%                20.82%

Total Risk-Based
Capital Ratio                         22.18%                22.08%

Tier 1 Risk-Based
Capital to Average Assets
(Leverage Capital Ratio)               9.79%                 9.51%

 (*) Includes off-balance sheet exposures.

         Assets less intangibles and the net unrealized market value adjustment of investment securities available for sale averaged $374,031 for the quarter ended March 31, 1997 and $368,015 for the year ended December 31, 1996.

 First Quarter of 1997 as Compared to First Quarter of 1996
-----------------------------------------------------------

         During the first three months of 1997, net interest income increased by $100 compared to the first three months of 1996. Total interest income increased by $214 or 3.2% from the level recorded in 1996. This was accompanied by an increase in interest expense of $114 or 3.7%.

         The average rate paid on interest sensitive liabilities increased by 5 basis points year-over-year. The average balance of interest sensitive liabilities increased by $9,755 or 3.4%, primarily reflecting an $8,335 increase in average borrowings from the Federal Home Loan Bank. Average earning assets grew by $16,595, or 4.9%, from the same period last year, with the tax equivalent yield on earning assets declining by 15 basis points. The Company's net interest margin ratio narrowed from 4.3% in the first quarter of last year to 4.1% this year.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         Interest and dividend income on securities registered an increase of $118 or 4.0% during the first three months of 1997 when compared to 1996. The average invested balances grew by 4.7%, increasing by $8,589 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 9 basis point decline in portfolio yield.

         Interest and fees on loans increased by $121 for the first three months of 1997 compared to 1996, representing the net effect of a $9,583 increase in the average balance of the loan portfolio and a 25 basis point decline in yield.

         Other interest income decreased by $25 from the same period a year ago due to a decrease in both the average balance of Federal Funds sold and the Federal Funds rate.

         Other income from all sources increased by $17 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market decreased by $11 from the same period a year ago, reflecting less favorable market conditions as mortgage rates generally rose during the period. Trading securities gains showed a decrease of $16 as the Company had no trading activity in the first quarter of 1997. Gains on securities called and gains on the sale of available for sale investment securities also showed a decrease of $18. These decreases were offset by an increase in fees for other customer services of $58 due mainly to changes in the fee structure for all deposit customers implemented late in the first quarter of 1996.

         Loans increased by $3,931 during the quarter. Loans as a percentage of earning assets stood at 47.6% as of March 31, 1997 as compared to 45.5% on March 31, 1996. The loan to deposit ratio at the end of the first quarter of 1997 was 53.1% compared to 49.9% at the end of the same period a year ago. The investment portfolio represented 59.5% of each deposit dollar, down slightly from 59.8% a year ago.

         Loan charge-offs during the first three months were $49 in 1997 and $61 in 1996, while the recovery of previously charged-off loans amounted to $30 in 1997 compared to $20 in 1996. At March 31, 1997, the loan loss allowance of $2,947 represented 1.7% of outstanding loans. Non accrual loans at March 31, 1997 represented 1.0% of the loan portfolio compared to 0.9% at December 31, 1996.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------

                             (Dollars in thousands)

         Total other expenses in the first three months were $2,460 in 1997 compared to $2,425 in 1996, an increase of $35 or 1.4%. Full time equivalent employment during the first three months averaged 195 employees in 1997 and 194 in 1996. Salaries and benefits increased by $70 over the similar period a year ago, representing an increase of 5.3%.

         For the first three months of 1997, state and local taxes increased by $12 or 9.8%. Occupancy and equipment expense increased by $10 or 2.4%. These increases were offset by a $36 or 46.2% decrease in legal expenses. All other expense categories declined by 4.3% or $21 as a group.

         Income before income tax expense amounted to $1,539 for the first three months of 1997 compared to $1,457 for the similar period of 1996. The effective tax rate for the first three months was 30.7% in 1997 compared to 31.2% in 1996, resulting in income tax expense of $472 and $454, respectively. Net income for the first three months registered $1,067 in 1997 compared to $1,003 in 1996, representing a 4.3% increase in per share amounts from the $0.94 earned in 1996 to the $0.98 recorded in 1997.

New Accounting Standards
------------------------

         Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to eliminate financial assets when control has been surrendered in accordance with the criteria provided in the standard. This standard supercedes SFAS No. 122, "Accounting for Mortgage Servicing Rights" an amendment to SFAS No. 65. Application of the new rules did not have a material impact on the Company's financial position or results of operations.

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

                                        Cortland Bancorp
                                        ----------------
                                        (Registrant)

 DATED:  May 7, 1997                    Lawrence A. Fantauzzi
       -------------------              ---------------------
                                        Controller/Treasurer
                                        (Chief Accounting Officer)

 DATED:  May 7, 1997                    Dennis E. Linville
       -------------------              ---------------------
                                        Executive Vice-President,
                                        Secretary