Form 10-Q
period 1997-06-30
CORTLAND BANCORP INC
filed 1997-08-13
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997
                                --------------

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


                   194 West Main Street, Cortland, Ohio 44410
               (Address of principal executive offices) (Zip Code)
               ---------------------------------------------------


                                 (330) 637-8040
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO
    ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding at August 8, 1997
      -----                       -----------------------------
 Common Stock, No Par Value             1,104,978 Shares
 --------------------------             ----------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


Item 1.    Financial Statements (Unaudited)
-------    --------------------------------


           Cortland Bancorp and Subsidiaries:

               Consolidated Balance Sheets - June 30,
               1997 and December 31, 1996                           2

               Consolidated Statements of Income - Six
               months ended June 30, 1997 and 1996                  3

               Consolidated Statements of Cash Flows -
               Six months ended June 30, 1997 and 1996              4

               Notes to Consolidated Financial Statements -
               June 30, 1997                                   5 - 12

Item 2.        Management's Discussion and Analysis of
-------        ---------------------------------------
               Financial Condition and Results of Operations  13 - 18
               ---------------------------------------------



                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.        Legal Proceedings                                   19
-------        -----------------

Item 2.        Changes in Securities                               19
-------        ---------------------

Item 3.        Defaults Upon Senior Securities                     19
-------        -------------------------------

Item 4.        Submission of Matters to a Vote of Security Holders 19
-------        ---------------------------------------------------

Item 5.        Other Information                                   19
-------        -----------------

Item 6.        Exhibits and Reports on Form 8-K                    20
-------        --------------------------------

Signatures                                                         21
----------

                        CORTLAND BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                 JUNE 30,     DECEMBER 31,
                                                                  1997          1996
                                                                ---------      ---------
ASSETS
Cash and due from banks                                           $11,412        $10,083
Federal funds sold                                                  5,900              0
                                                                ---------      ---------
       Total cash and cash equivalents                             17,312         10,083
                                                                ---------      ---------

Investment securities available for sale  (Note 3)                118,360        119,088
Investment securities held to maturity  (approximate market
   value of $68,628 in 1997 and $75,461 in 1996) (Note 3)          68,687         75,286
Total loans (Note 4)                                              178,020        166,109
   Less allowance for loan losses (Note 4)                         (2,908)        (2,966)
                                                                ---------      ---------
      Net loans                                                   175,112        163,143
                                                                ---------      ---------
Premises and equipment                                              5,888          6,024
Other assets                                                        4,877          4,886
                                                                ---------      ---------

         Total assets                                            $390,236       $378,510
                                                                =========      =========

LIABILITIES
Noninterest-bearing deposits                                      $44,227        $42,130
Interest-bearing deposits                                         279,793        277,900
                                                                ---------      ---------
  Total deposits                                                  324,020        320,030
                                                                ---------      ---------
Short term borrowings under one year                               11,963          7,648
Other borrowings over one year                                     14,023         13,523
Other liabilities                                                   2,123          1,389
                                                                ---------      ---------
         Total liabilities                                        352,129        342,590
                                                                ---------      ---------

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized
 5,000,000 shares; issued
 1,095,940 shares in 1997  and 1,081,817 in 1996                    5,480          5,409
Additional paid-in capital                                         11,447         10,938
Retained earnings                                                  20,983         19,287
Net unrealized gain on available for sale
  debt securities and marketable equity securities                    197            286
                                                                ---------      ---------
         Total shareholders' equity                                38,107         35,920
                                                                ---------      ---------

         Total liabilities and shareholders' equity              $390,236       $378,510
                                                                =========      =========






           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                        2

                        CORTLAND BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE                   SIX
                                                            MONTHS ENDED            MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                       --------------------      ---------------------
                                                         1997        1996         1997         1996
                                                         ----        ----         ----         ----
INTEREST INCOME
   Interest and fees on loans                           $4,003      $3,659       $7,758       $7,293
   Interest and dividends on investment securities:
      Taxable interest income                            1,556       1,530        3,156        2,888
      Nontaxable interest income                           188         187          377          400
      Dividends                                             59          62          114          114
   Interest on mortgage-backed securities                1,246       1,325        2,478        2,660
   Interest on trading account securities                    0           0            0            3
   Other interest income                                    75          18           78           43
                                                        ------     -------      -------     --------
              Total interest income                      7,127       6,781       13,961       13,401
                                                        ------     -------      -------     --------

INTEREST EXPENSE
   Deposits                                              3,052       2,970        6,000        5,945
   Borrowed funds                                          280         199          544          322
                                                        ------     -------      -------     --------
              Total interest expense                     3,332       3,169        6,544        6,267
                                                        ------     -------      -------     --------
                 Net interest income                     3,795       3,612        7,417        7,134
                 Provision for loan losses                   0           0            0            0

                                                        ------     -------      -------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      3,795       3,612        7,417        7,134
                                                        ------     -------      -------     --------

OTHER INCOME
   Fees for other customer services                        322         322          627          569
   Trading securities gains (loss) - net                     0          (4)           0           12
   Investment securities gains - net                        19          44           31           74
   Gain (loss) on sale of loans - net                       20         (20)          10          (19)
   Gain on sale of other real estate - net                   0          27            0           27
   Other non-interest income                                40          45          110          111
                                                        ------     -------      -------     --------
               Total other income                          401         414          778          774
                                                        ------     -------      -------     --------

OTHER EXPENSES
   Salaries and employee benefits                        1,380       1,304        2,763        2,617
   Net occupancy expense                                   166         144          328          332
   Equipment expense                                       273         268          543          502
   State and local taxes                                   130         120          265          243
   Office supplies                                         117         114          231          236
   Marketing expense                                        61          78          123          135
   Legal and litigation expense                             53         130           95          208
   Other operating expenses                                303         310          595          620
                                                        ------     -------      -------     --------
               Total other expenses                      2,483       2,468        4,943        4,893
                                                        ------     -------      -------     --------

INCOME BEFORE FEDERAL INCOME TAXES                       1,713       1,558        3,252        3,015

Federal income taxes                                       536         479        1,008          933
                                                        ------     -------      -------     --------

NET INCOME                                              $1,177      $1,079       $2,244       $2,082
                                                        ======     =======      =======     ========

EARNINGS PER COMMON SHARE (NOTE 6)                       $1.07       $1.01        $2.05        $1.95
                                                        ======     =======      =======     ========



           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                        3

                        CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)





                                                                    FOR THE
                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            ----------------------
                                                               1997           1996
                                                            --------      --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                      $4,385          $785

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                   (3,380)      (22,411)
   Purchases of securities available for sale                (20,606)      (18,788)
   Proceeds from sales of securities available for sale       15,207         7,089
   Proceeds from call, maturity  and principal
     payments on securities                                   15,726        23,268
   Net increase in loans made to customers                   (12,613)       (6,639)
   Proceeds from sale of loans                                               1,089
   Proceeds from disposition of other real estate                              108
   Purchase of premises and equipment                           (327)         (125)
                                                            --------      --------
   Net cash flows from investing activities                   (5,993)      (16,409)
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                            3,990         1,441
   Net increase in borrowings                                  4,815        10,731
   Proceeds from sale of common stock                            580           406
   Dividends paid on common stock                               (548)         (468)
   Proceeds from sale of treasury stock                                         22
                                                            --------      --------
   Net cash flows from financing activities                    8,837        12,132
                                                            --------      --------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                     7,229        (3,492)


CASH AND CASH EQUIVALENTS
   Beginning of period                                        10,083        12,439
                                                            --------      --------
   End of period                                             $17,312        $8,947
                                                            ========      ========

SUPPLEMENTAL DISCLOSURES
   Interest paid                                              $6,510        $6,328
   Income taxes paid                                            $993          $835






           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                        4


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


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

         Securities classified as available for sale are those that could be sold for liquidity, investment management, or similar reasons even though management has no present intentions to do so. Securities available for sale are carried at fair value using the specific identification method. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders' equity, net of tax effects.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. During the quarter ended June 30, 1997, $7,558 of investment securities available for sale were sold resulting in $1 in net gains. Securities sold primarily comprised mortgage-backed securities with small remaining balances and U.S. Treasurys scheduled to mature within the next several months.

         The following table sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:


                                          THREE MONTHS             SIX MONTHS
                                          ------------             ----------
                                          June 30, 1997           June 30, 1997
                                          -------------           -------------

            Proceeds                         $12,925                  $25,116
            Gross realized gains                  25                       43
            Gross realized losses                  6                       12

         Securities available for sale, carried at fair value, totalled $118,360 at June 30, 1997 and $119,088 at December 31, 1996 representing 63.3% and 61.3%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management's opinion.

         Investment securities with a carrying value of approximately $38,868 at June 30, 1997 and $40,645 at December 31, 1996 were pledged to secure deposits and for other purposes.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         The amortized cost and estimated market value of debt securities at June 30, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.



Investment securities
---------------------               AMORTIZED        ESTIMATED
available for sale                     COST          FAIR VALUE
------------------                  ---------        ----------

Due in one year or less               $4,170            $4,184
Due after one year
 through five years                   36,240            36,355
Due after five years
 through ten years                    13,140            13,231
Due after ten years                    2,854             2,857
                                    --------          --------
                                      56,404            56,627
Mortgage-backed Securities            57,529            57,885
                                    --------          --------
                                    $113,933          $114,512
                                    ========          ========


Investment securities
---------------------               AMORTIZED       ESTIMATED
held to maturity                       COST         FAIR VALUE
----------------                    ---------       ----------


Due in one year or less               $4,237            $4,252
Due after one year
 through five years                   11,175            11,108
Due after five years
 through ten years                    30,012            29,916
Due after ten years                    5,691             5,688
                                    --------          --------
                                      51,115            50,964
Mortgage-backed Securities            17,572            17,664
                                    --------          --------
                                     $68,687           $68,628
                                    ========          ========


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)



         The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 1997, are as follows:



Investment
----------
securities available                                 GROSS         GROSS          ESTIMATED
--------------------              AMORTIZED        UNREALIZED    UNREALIZED         FAIR
for sale                             COST             GAINS        LOSSES           VALUE
--------                          ---------        ----------    ----------       ---------
U.S. Treasury
  securities                      $ 30,922          $  157          $ 68          $ 31,011
U.S. Government
  agencies and
  corporations                      17,981             124            22            18,083
Obligations of states
  and political
  subdivisions                       7,501              39             7             7,533
 Mortgage-backed and
  related securities                57,529             583           227            57,885
                                  --------          ------          ----          --------
         Total                     113,933             903           324           114,512
Marketable equity
  securities                         2,171             125           263             2,033
Other securities                     1,815               0             0             1,815
                                  --------          ------          ----          --------
         Total available
           for sale               $117,919          $1,028          $587          $118,360
                                  ========          ======          ====          ========




Investment
----------
securities held                                     GROSS         GROSS          ESTIMATED
---------------                   AMORTIZED      UNREALIZED     UNREALIZED          FAIR
to maturity                          COST           GAINS         LOSSES            VALUE
-----------                       ---------        ----------    ----------       ---------
U.S. Government
  agencies and
  corporations                    $ 41,759          $  115          $323          $ 41,551
Obligations of states
  and political
  subdivisions                       9,356             101            44             9,413
 Mortgage-backed and
   related securities               17,572             195           103            17,664
                                  --------          ------          ----          --------
      Total held to
       maturity                   $ 68,687          $  411          $470          $ 68,628
                                  ========          ======          ====          ========


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
                                  ========          ======          ====          ========




Investment
----------
securities held                                    GROSS            GROSS         ESTIMATED
---------------                   AMORTIZED     UNREALIZED       UNREALIZED          FAIR
to maturity                          COST          GAINS            LOSSES          VALUE
-----------                       ---------     ----------       ----------       ---------
U.S. Government
  agencies and
  corporations                    $ 46,674          $  298          $232          $ 46,740
Obligations of states
  and political
  subdivisions                       9,722             100            52             9,770
Mortgage-backed and
 related securities                 18,890             171           110            18,951
                                  --------          ------          ----          --------
     Total held to
       maturity                   $ 75,286          $  569          $394          $ 75,461
                                  ========          ======          ====          ========


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         4.) Concentration of Credit Risk and Off Balance Sheet Risk:

         The Company is a party to financial instruments with off- balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Such instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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


                                                   CONTRACT OR
                                                 NOTIONAL AMOUNT
                                                ------------------
                                                6-30-97   12-31-96

                                                -------   --------

     Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                          $ 9,978   $  7,168
            Variable                             30,092     28,061
        Standby letters of credit                   359        295


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio at June 30, 1997 and December 31, 1996:


                                          6-30-97        12-31-96
                                          -------        --------

1-4 family residential mortgages            42.6%          43.3%
Commercial mortgages                        26.1%          25.5%
Consumer loans                              11.6%          12.8%
Commercial loans                            13.7%          11.7%
Home equity loans                            6.0%           6.7%

         Included in 1-4 family residential mortgages as of June 30, 1997 are $717 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1996 totaled $1,361. The estimated market value of these loans approximates their carrying value.

         The following is an analysis of changes in the allowance for loan losses at June 30, 1997 and June 30, 1996:


                                       6-30-97        6-30-96
                                       -------        -------

Balance at beginning of period        $  2,966      $   3,011
Loan charge-offs                          (103)           (97)
Recoveries                                  45             54
                                      --------      ---------
Net loan recoveries (charge-offs)          (58)           (43)
Provision charged to operations              0              0
                                          ----           ----
Balance at end of period               $ 2,908       $  2,968
                                       =======       ========

         Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. Loans deemed impaired were evaluated using the fair value of collateral as the measurement method. At June 30, 1997, the recorded investment in impaired loans was $959 while the related portion of the allowance for loan losses was $228.

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

         6.)  Earnings Per Share:


                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                   JUNE 30,                    JUNE 30,
                         ------------------------      ------------------------
                                1997       1996            1997           1996
                         ------------------------      ------------------------

Net Income                  $1,177         $1,079         $2,244         $2,082

Average common
 shares outstanding      1,095,895      1,070,331      1,095,273      1,069,833

Earnings per share           $1.07          $1.01          $2.05          $1.95

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                             (Dollars in thousands)


Liquidity
---------

         The central role of the Company's liquidity management is to (1) ensure sufficient liquid funds to meet the normal transaction requirements of its customers, (2) take advantage of market opportunities requiring flexibility and speed, and (3) provide a cushion against unforeseen liquidity needs.

         Principal sources of liquidity for the Company include assets considered relatively liquid, such as interest-bearing deposits in other banks, federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, investment securities and mortgage-backed securities.

         Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, and access to the Federal Reserve Discount Window. The Company is a member of the Federal Home Loan Bank of Cincinnati, which provides yet another source of liquidity.

        Cash and cash equivalents increased $7,229 compared to year end 1996. Operating activities provided cash of $4.4 million and $0.8 million in the six months ended June 30, 1997 and 1996 respectively. Refer to the Consolidated Statement of Cash Flows for a summary of the sources and uses of cash for June 30, 1997 and 1996.

Capital Resources
-----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 9.2% for the six months ended June 30, 1997, as compared to 10.1% for the like period during 1996. Overall during the first six months of 1997, capital grew at the annual rate of 12.2%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         During the first six months of 1997, the Company issued 14,123 shares of common stock which resulted in proceeds of $580. Of the 14,123 shares issued, 12,333 shares were issued through the Company's dividend reinvestment plan. The remaining 1,788 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk- based capital standards to ensure that they take adequate account of the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators will subjectively consider an institution's exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy.

                         CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         The table below illustrates the Company's risk weighted capital ratios at June 30, 1997 and December 31, 1996.


                                June 30, 1997   December 31, 1996
                                -------------   -----------------

    Tier 1 Capital                 $ 37,336      $ 35,006

    Tier 2 Capital                    2,286         2,112
                                   --------      --------
TOTAL QUALIFYING
CAPITAL                            $ 39,622      $ 37,118
                                   ========      ========

Risk Adjusted
Total Assets (*)                   $182,243      $168,097

 Tier 1 Risk-Based
 Capital Ratio                        20.49%        20.82%

 Total Risk-Based
 Capital Ratio                        21.74%        22.08%

 Tier 1 Risk-Based
 Capital to Average Assets
 (Leverage Capital Ratio)              9.77%         9.51%

  (*) Includes off-balance sheet exposures.

         Assets less intangibles and the net unrealized market value adjustment of investment securities available for sale averaged $382,072 for the three months ended June 30, 1997 and $368,015 for the year ended December 31, 1996.

 First Six Months of 1997 as Compared to First Six Months of 1996
 ----------------------------------------------------------------

         During the first six months of 1997, net interest income increased by $283 compared to the first six months of 1996. Total interest income increased by $560 or 4.2% from the level recorded in 1996. This was accompanied by an increase in interest expense of $277 or 4.4%.

         The average rate paid on interest sensitive liabilities increased by 10 basis points year-over-year. The average balance of interest sensitive liabilities increased by $6,835 or 2.3%, primarily reflecting a $6,948 increase in average borrowings from the Federal Home Loan Bank. Average earning assets grew by $14,692, or 4.2%, from the same period last year, with the tax equivalent yield on earning assets unchanged at 7.8%. The Company's net interest margin ratio was also unchanged at 4.2%.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         Interest and dividend income on securities registered an increase of $63 or 1.0% during the first six months of 1997 when compared to 1996. The average invested balances grew by 0.8%, increasing by $1,528 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 1 basis point increase in portfolio yield.

         Interest and fees on loans increased by $465 for the first six months of 1997 compared to 1996, representing the net effect of a $11,918 increase in the average balance of the loan portfolio and an 8 basis point decline in yield.

         Other interest income increased by $32 from the same period a year ago due to an increase in the average balance of Federal Funds sold, which increased by $1,246. The yield increased by 15 basis points reflecting the slight tightening in Fed policy.

         Other income from all sources increased by only $4 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $29 from the same period a year ago, reflecting more favorable market conditions. Trading securities gains showed a decrease of $12 as the Company had no trading activity in the first six months of 1997. Gains on securities called and gains on the sale of available for sale investment securities also showed a decrease of $43. Fees for other customer services increased by $58 due mainly to changes in the fee structure for all deposit customers implemented late in the first quarter of 1996. The first six months of 1996 also reflected a $27 gain on the sale of other real estate with no activity in the same period of 1997.

         Loan charge-offs during the first six months were $103 in 1997 and $97 in 1996, while the recovery of previously charged-off loans amounted to $45 in 1997 compared to $54 in 1996. At June 30, 1997, the loan loss allowance of $2,908 represented 1.6% of outstanding loans. Non accrual loans at June 30, 1997 represented 0.8% of the loan portfolio compared to 0.9% at December 31, 1996.

         Total other expenses in the first six months were $4,943 in 1997 compared to $4,893 in 1996, an increase of $50 or 1.0%. Full time equivalent employment during the first six months averaged 196 employees in 1997 and 195 in 1996. Salaries and benefits increased by $146 over the similar period a year ago, representing an increase of 5.6%.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)


         For the first six months of 1997, state and local taxes increased by $22 or 9.1%. Occupancy and equipment expense increased by $37 or 4.4%. These increases were offset by a $113 or 54.3% decrease in legal expenses. All other expense categories declined by 4.2% or $42 as a group.

         Income before income tax expense amounted to $3,252 for the first six months of 1997 compared to $3,015 for the similar period of 1996. The effective tax rate for the first six months was 31.0% in 1997 compared to 30.9% in 1996, resulting in income tax expense of $1,008 and $933, respectively. Net income for the first six months registered $2,244 in 1997 compared to $2,082 in 1996, representing a 5.1% increase in per share amounts from the $1.95 earned in 1996 to the $2.05 recorded in 1997.

Second Quarter of 1997 as compared to Second Quarter 1996
---------------------------------------------------------

         During the second quarter of 1997 net interest income increased by $183 as compared to second quarter 1996. Average earning assets increased by 3.6% while average interest-bearing liabilities increased by 1.3%. Average loans exhibited growth of 8.9%, while average investments declined by 2.9%.

         The tax equivalent yield on earnings assets increased by 11 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.7%, a 9 basis point increase from the same quarter a year ago, while the loan portfolio yielded 9.2%, up 3 basis points from last year's rate. Meanwhile, the rate paid on interest-bearing liabilities increased by 15 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin increased to 4.3% from the 4.2% achieved during last year's second quarter.

         Loans increased by $7,980 during the period. Loans as a percentage of earning assets stood at 48.0% as of June 30, 1997 as compared to 46.1% on June 30, 1996. The loan to deposit ratio at the end of the first six months of 1997 was 54.9% compared to 51.2% at the end of the same period a year ago. The investment portfolio represented 57.7% of each deposit dollar, down from 60.0% a year ago.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)


         Loan charge-offs during the second quarter were $54 in 1997 and $36 in 1996, while the recovery of previously charged-off loans amounted to $15 during the second quarter of 1997 compared to $34 in the same period of 1996.

         Other income for the quarter decreased by $13 or 3.1% compared to the same period a year ago. The $27 gain on sales of other real estate in 1996 was in contrast to no activity this year. The sharp shift in the mortgage rate environment was evidenced by a net gain on sale of loans of $20 compared to the $20 loss generated a year ago. Net gains on investment and trading securities transactions netted $19, while a $40 gain was recorded in 1996.

         Total other expenses in the second quarter were $2,483 in 1997 and $2,468 in 1996, an increase of $15 or 0.6%. Employee salaries and benefits increased by $76 or 5.8%. Occupancy and equipment expense increased by $27 or 6.6%. Legal expense decreased by $77 or 59.2%. Other expenses as a group decreased by $11 or 1.8% compared to the same period last year.

         Income before tax for the quarter increased by 9.9% to $1,713 in 1997 from the $1,558 recorded in 1996. Net income for the quarter of $1,177 represented a 9.1% increase from the $1,079 earned a year ago.

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

         (a.) On April 8, 1997, Cortland Bancorp held its annual meeting of shareholders. At the close of business on the record date, 1,095,455 Cortland Bancorp shares were outstanding and entitled to vote. At the meeting, 789,311 or 72% of the outstanding shares entitled to vote were represented by proxy or in person.

         (b.) The following directors were elected for three year terms ending in 2000.

                                            George E. Gessner

                                            James E. Hoffman III

                                            Timothy K. Woofter

                  Directors whose term of office continued after the annual meeting:

                                            William A. Hagood
                                            Richard L. Hoover
                                            K. Ray Mahan
                                            Rodger W. Platt
                                            P. Bennett Bowers
                                            David C. Cole
                                            Dennis E. Linville

         (c.)     Not Applicable
         (d.)     Not Applicable

Item 5.     Other Information
-------     -----------------

         Not applicable

                        CORTLAND BANCORP AND SUBSIDIARIES


                     PART II - OTHER INFORMATION (CONTINUED)



Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

       (a)    Exhibits
              --------

            2.     Not applicable

            4.     Not applicable

            10.    Not applicable

            11.    See Note (6) of the Financial Statements

            15.    Not applicable

            18.    Not applicable

            19.    Not applicable

            22.    Not applicable

            23.    Not applicable

            24.    Not applicable

            27.    Financial Data Schedule

            99.    Not applicable

         (b)  Reports on Form 8-K
              --------------------
                    Not applicable

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Cortland Bancorp
                                      (Registrant)

 DATED: August 8, 1997                Lawrence A. Fantauzzi
        --------------                ---------------------
                                      Controller/Treasurer
                                      (Chief Accounting Officer)



 DATED: August 8, 1997                Dennis E. Linville
        --------------                ------------------
                                      Executive Vice-President,
                                      Secretary