Form 10-K405/A
period 1996-12-31
CORTLAND BANCORP INC
filed 1997-10-07
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

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

                                     PART II
                                     -------


     Information relating to Items 5, 6, 7 and 8 is set forth in the Corporation's l996 Annual Report to Shareholders under the captions and on the pages indicated below and is incorporated herein by reference:

                                                                Pages in l996
                                                                Annual Report
         Caption in l996 Annual Report to Shareholders         to Shareholders
         ---------------------------------------------         ---------------

Item 5.    Market for Registrant's Common Equity and
-------    -----------------------------------------
           Related Shareholder Matters                                41
           ---------------------------

           Discussion of Dividend Restrictions                        24
           -----------------------------------

Item 6.    Selected Financial Data                                    27
-------    -----------------------

Item 7.    Management's Discussion and Analysis of
-------    ---------------------------------------
           Financial Condition and Results of Operations           28-40
           ---------------------------------------------

Item 8.    Financial Statements and Accompanying Information           4
-------    -------------------------------------------------



Item 9.    Changes in and Disagreements with Accountants
-------    ---------------------------------------------
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


                                          Chairman of the Board,
/s/ Rodger W. Platt                       President and Director        March 11, 1997
--------------------------------          Principal Executive      ------------------------
                                          Officer                  Date

                                          Executive Vice
                                          President, Secretary
/s/ Dennis E. Linville                    and Director                  March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ P. Bennett Bowers                     Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ David C. Cole                         Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ George E. Gessner                     Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ William A. Hagood                     Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ James E. Hoffman, III                 Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ Richard L. Hoover                     Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ K. Ray Mahan                          Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ Timothy K. Woofter                    Director                      March 11, 1997
--------------------------------                                   ------------------------
                                                                   Date

/s/ Lawrence A. Fantauzzi                 Controller/Treasurer          March 11, 1997
--------------------------------          Principal Financial      ------------------------
                                          Officer                  Date

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