Form 10-Q
period 1997-09-30
CORTLAND BANCORP INC
filed 1997-11-13
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                               -------------------

                         Commission file number 0-13814
                                               --------

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

Yes  X    NO
   ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                               Outstanding at November 10, 1997
      -----                               --------------------------------
 Common Stock, No Par Value                      1,105,493 Shares
 --------------------------                      ----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.           Financial Statements (Unaudited)
-------           --------------------------------
                  Cortland Bancorp and Subsidiaries:

                    Consolidated Balance Sheets - September 30,
                    1997 and December 31, 1996                           2

                    Consolidated Statements of Income - Nine
                    months ended September 30, 1997 and 1996             3

                    Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 1997 and 1996        4

                    Notes to Consolidated Financial Statements -
                    September 30, 1997                              5 - 14

Item 2.           Management's Discussion and Analysis of
-------           ---------------------------------------
                  Financial Condition and Results of Operations    15 - 20
                  ---------------------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings                                    21
-------           -----------------

Item 2.           Changes in Securities                                21
-------           ---------------------

Item 3.           Defaults Upon Senior Securities                      21
-------           -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders  21
-------           ---------------------------------------------------

Item 5.           Other Information                                    21
-------           -----------------

Item 6.           Exhibits and Reports on Form 8-K                     21
-------           --------------------------------

Signatures                                                             22
----------


                       CORTLAND BANCORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   (Amounts in thousands, except share data)

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                1997           1996
                                                                             ---------       ---------
ASSETS
Cash and due from banks                                                      $   9,299       $  10,083
Investment securities available for sale  (Note 3)                             122,205         119,088
Investment securities held to maturity  (approximate market
   value of  $66,059 in 1997 and $75,461 in 1996) (Note 3)                      65,666          75,286
Total loans (Note 4)                                                           180,422         166,109
   Less allowance for loan losses (Note 4)                                      (2,888)         (2,966)
                                                                             ---------       ---------
      Net loans                                                                177,534         163,143
                                                                             ---------       ---------
Premises and equipment                                                           5,851           6,024
Other assets                                                                     4,939           4,886
                                                                             ---------       ---------
         Total assets                                                        $ 385,494       $ 378,510
                                                                             =========       =========
LIABILITIES
Noninterest-bearing deposits                                                 $  42,336       $  42,130
Interest-bearing deposits                                                      274,032         277,900
                                                                             ---------       ---------
  Total deposits                                                               316,368         320,030
                                                                             ---------       ---------
Short term borrowings under one year                                            13,785           7,648
Other borrowings over one year                                                  13,521          13,523
Other liabilities                                                                1,740           1,389
                                                                             ---------       ---------
         Total liabilities                                                     345,414         342,590
                                                                             ---------       ---------
Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized 5,000,000 shares; issued
  1,104,979 shares in 1997  and 1,081,817 in 1996                                5,525           5,409
Additional paid-in capital                                                      11,813          10,938
Retained earnings                                                               22,139          19,287
Net unrealized gain on available for sale
  debt securities and marketable equity securities                                 603             286
                                                                             ---------       ---------
         Total shareholders' equity                                             40,080          35,920
                                                                             ---------       ---------
         Total liabilities and shareholders' equity                          $ 385,494       $ 378,510
                                                                             =========       =========






           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (Amounts in thousands, except per share data)

                                                               THREE                       NINE
                                                            MONTHS ENDED               MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                         -------------------       ---------------------
                                                          1997        1996          1997          1996
                                                         ------      -------       -------      --------
INTEREST INCOME
   Interest and fees on loans                            $4,076      $ 3,721       $11,834      $ 11,014
   Interest and dividends on investment securities:
      Taxable interest income                             1,540        1,583         4,696         4,471
      Nontaxable interest income                            194          179           571           579
      Dividends                                              67           56           181           170
   Interest on mortgage-backed securities                 1,267        1,247         3,745         3,907
   Interest on trading account securities                     7            0             7             3
   Other interest income                                     45            0           123            43
                                                         ------      -------       -------      --------
              Total interest income                       7,196        6,786        21,157        20,187
                                                         ------      -------       -------      --------
INTEREST EXPENSE
   Deposits                                               3,037        3,002         9,037         8,947
   Borrowed funds                                           362          214           906           536
                                                         ------      -------       -------      --------
              Total interest expense                      3,399        3,216         9,943         9,483
                                                         ------      -------       -------      --------
                 Net interest income                      3,797        3,570        11,214        10,704
                 Provision for loan losses                    0            0             0             0
                                                         ------      -------       -------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       3,797        3,570        11,214        10,704
                                                         ------      -------       -------      --------
OTHER INCOME
   Fees for other customer services                         328          335           955           904
   Trading securities gains - net                            13            0            13            12
   Investment securities gains - net                         15           28            46           102
   Gain (loss) on sale of loans - net                        30           10            40            (9)
   Gain (loss) on sale of other real estate - net             0           (3)            0            24
   Other non-interest income                                 34           39           144           150
                                                         ------      -------       -------      --------
               Total other income                           420          409         1,198         1,183
                                                         ------      -------       -------      --------
OTHER EXPENSES
   Salaries and employee benefits                         1,421        1,339         4,184         3,956
   Net occupancy expense                                    180          171           508           503
   Equipment expense                                        249          267           792           769
   State and local taxes                                    128          120           393           363
   Office supplies                                          110          124           341           360
   Marketing expense                                         66           71           189           206
   Legal and litigation expense                              45           33           140           241
   Other operating expenses                                 346          295           941           915
                                                         ------      -------       -------      --------
               Total other expenses                       2,545        2,420         7,488         7,313
                                                         ------      -------       -------      --------
INCOME BEFORE FEDERAL INCOME TAXES                        1,672        1,559         4,924         4,574

Federal income taxes                                        516          478         1,524         1,411
                                                         ------      -------       -------      --------
NET INCOME                                               $1,156      $ 1,081       $ 3,400      $  3,163
                                                         ======      =======       =======      ========
EARNINGS PER COMMON SHARE (NOTE 6)                       $ 1.05      $  1.00       $  3.10      $   2.95
                                                         ======      =======       =======      ========



           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                    FOR THE
                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -----------------------
                                                               1997           1996
                                                             --------       --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                     $  5,404       $  1,932

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                    (9,141)       (20,356)
   Purchases of securities available for sale                 (29,043)       (32,478)
   Proceeds from sales of securities available for sale        16,194         11,918
   Proceeds from call, maturity  and principal
     payments on securities                                    28,616         27,687
   Net increase in loans made to customers                    (15,239)        (6,031)
   Proceeds from sale of loans                                                 1,089
   Proceeds from disposition of other real estate                  12            185
   Purchase of premises and equipment                            (503)          (237)
                                                             --------       --------
   Net cash flows from investing activities                    (9,104)       (18,223)
                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposit accounts                 (3,662)         3,668
   Net increase in borrowings                                   6,135         10,833
   Proceeds from sale of common stock                             991            771
   Dividends paid on common stock                                (548)          (468)
   Proceeds from sale of treasury stock                                           22
                                                             --------       --------
   Net cash flows from financing activities                     2,916         14,826
                                                             --------       --------
   NET CHANGE IN CASH AND CASH EQUIVALENTS                       (784)        (1,465)

CASH AND CASH EQUIVALENTS
   Beginning of period                                         10,083         12,439
                                                             --------       --------
   End of period                                             $  9,299       $ 10,974
                                                             ========       ========
SUPPLEMENTAL DISCLOSURES
   Interest paid                                             $  9,909       $  9,562
   Income taxes paid                                         $  1,419       $  1,160






           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. During the quarter ended September 30, 1997, $2,974 of trading account securities were sold resulting in $13 in net gains.

         The table below sets forth the proceeds, gains and losses realized on securities sold or called for the following reporting periods:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 September 30, 1997             September 30, 1997
                                                 ------------------             ------------------
                  Proceeds                             $10,179                        $35,294
                  Gross realized gains                      16                             60
                  Gross realized losses                      1                             14

         Securities available for sale, carried at fair value, totalled $122,205 at September 30, 1997 and $119,088 at December 31, 1996 representing 65.0% and 61.3%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management's opinion.

         Investment securities with a carrying value of approximately $32,852 at September 30, 1997 and $40,645 at December 31, 1996 were pledged to secure deposits and for other purposes.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The amortized cost and estimated market value of debt securities at September 30, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities
---------------------           AMORTIZED    ESTIMATED
available for sale                COST      FAIR  VALUE
------------------              ---------   -----------

Due in one year or less         $  8,291      $  8,316
Due after one year
 through five years               36,096        36,382
Due after five years
 through ten years                17,036        17,228
Due after ten years                  849           853
                                --------      --------
                                  62,272        62,779
Mortgage-backed Securities        54,872        55,524
                                --------      --------
                                $117,144      $118,303
                                ========      ========

Investment securities
---------------------           AMORTIZED    ESTIMATED
held to maturity                  COST      FAIR  VALUE
------------------              ---------   -----------
Due in one year or less         $ 1,336      $ 1,338
Due after one year
 through five years              11,601       11,637
Due after five years
 through ten years               29,522       29,688
Due after ten years               3,904        3,925
                                -------      -------
                                 46,363       46,588
Mortgage-backed Securities       19,303       19,471
                                -------      -------
                                $65,666      $66,059
                                =======      =======

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 1997, are as follows:

Investment
----------
securities available                        GROSS       GROSS    ESTIMATED
--------------------          AMORTIZED   UNREALIZED  UNREALIZED   FAIR
for sale                        COST        GAINS       LOSSES     VALUE
--------                      ---------   ----------  ---------- ---------
U.S. Treasury
  securities                  $ 31,885      $  264      $ 31      $ 32,118
U.S. Government
  agencies and
  corporations                  22,936         217        17        23,136
Obligations of states
  and political
  subdivisions                   7,451          75         1         7,525
Mortgage-backed and
  related securities            54,872         807       155        55,524
                              --------      ------      ----      --------
         Total                 117,144       1,363       204       118,303
Marketable equity
  securities                     2,171         119       232         2,058
Other securities                 1,844           0         0         1,844
                              --------      ------      ----      --------
         Total available
           for sale           $121,159      $1,482      $436      $122,205
                              ========      ======      ====      ========


Investment
----------
securities held                             GROSS       GROSS    ESTIMATED
--------------------          AMORTIZED   UNREALIZED  UNREALIZED   FAIR
to maturity                     COST         GAINS      LOSSES     VALUE
-----------                   ---------   ----------  ---------- ---------

U.S. Government
  agencies and
  corporations                 $35,849      $218        $123      $35,944
Obligations of states
  and political
  subdivisions                  10,514       158          28       10,644
Mortgage-backed and
   related securities           19,303       214          46       19,471
                               -------      ----        ----      -------
         Total held to
           maturity            $65,666      $590        $197      $66,059
                               =======      ====        ====      =======


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1996:


Investment
----------
securities available                        GROSS       GROSS    ESTIMATED
--------------------          AMORTIZED   UNREALIZED  UNREALIZED   FAIR
for sale                        COST        GAINS       LOSSES     VALUE
--------                      ---------   ----------  ---------- ---------

U.S. Treasury
  securities                  $ 39,813      $  265      $ 68      $ 40,010
U.S. Government
  agencies and
  corporations                  11,740         119         5        11,854
Obligations of states
  and political
  subdivisions                   7,471          45        10         7,506
Mortgage-backed and
  related securities            55,530         610       161        55,979
                              --------      ------      ----      --------
         Total                 114,554       1,039       244       115,349
Marketable equity
  securities                     2,170          63       255         1,978
Other securities                 1,761           0         0         1,761
                              --------      ------      ----      --------
         Total available
           for sale           $118,485      $1,102      $499      $119,088
                              ========      ======      ====      ========

Investment
----------
securities held                             GROSS       GROSS    ESTIMATED
--------------------          AMORTIZED   UNREALIZED  UNREALIZED   FAIR
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


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         4.) Concentration of Credit Risk and Off Balance Sheet Risk:

         The Company is a party to financial instruments with offbalance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Such instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

                                                 CONTRACT OR
                                               NOTIONAL AMOUNT
                                         ---------------------------
                                         September 30,  December 31,
                                             1997          1996
                                         -------------  ------------
   Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                       $ 6,902      $  7,168
            Variable                          32,697        28,061
        Standby letters of credit                358           295

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio:

                                           September 30,      December 31,
                                               1997              1996
                                           -------------      ------------
   1-4 family residential mortgages            42.6%             43.3%
   Commercial mortgages                        26.8%             25.5%
   Consumer loans                              11.1%             12.8%
   Commercial loans                            13.7%             11.7%
   Home equity loans                            5.8%              6.7%

         Included in 1-4 family residential mortgages as of September 30, 1997 are $513 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1996 totaled $1,361. The estimated market value of these loans approximates their carrying value.

         The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 1997 and September 30, 1996:

                                  1997         1996
                              -------------  ----------
Loans accounted for on a
  nonaccrual basis                   $1,414      $1,503

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                54           2

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)         178         196

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of September 30, 1997.

Gross interest income that would have been recorded if the loans had been
  current in accordance with their original terms                           $106

Interest income actually included in income on
  the loans                                                                   82

         A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is charged-off, any interest that has been accrued and not collected on the loan is charged against earnings.

         Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 1997, the recorded investment in impaired loans was $983 while the related portion of the allowance for loan losses was $150.

         As of September 30, 1997, there were $695 in loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans. Management has established specific allocations of the allowance for loan loss of $63, which it considers adequate based on current information, to cover potential loss related to these credits.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The following is an analysis of the allowance for loan losses at September 30, 1997 and 1996:

                                            1997           1996
                                          -------        -------
Balance at beginning of period            $ 2,966        $ 3,011
Loan charge-offs:
  1-4 family residential mortgages             (9)            (4)
  Commercial mortgages                        (10)             0
  Consumer loans                             (120)          (131)
  Commercial loans                              0             (3)
  Home equity loans                           (12)             0
                                          -------        -------
                                             (151)          (138)
                                          -------        -------

Recoveries on previous loan losses:
  1 - 4 family residential mortgages            1              1
  Commercial mortgages                          0              0
  Consumer loans                               60             60
  Commercial loans                              7             34
  Home equity loans                             5              0
                                          -------        -------
                                               73             95
                                          -------        -------
Net loan losses                               (78)           (43)

Provision charged to operations                 0              0
                                          -------        -------
Balance at end of period                  $ 2,888        $ 2,968
                                          -------        -------

Ratio of net charge-offs to
  average net loans outstanding               .05%           .03%
                                          =======        =======

         For each of the periods presented above, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience, the status of past due interest and principal payments, the quality of financial information supplied by the customers and the general economic condition present in the lending area of the Corporations's bank subsidiary.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         5.)   Legal Proceedings:

         The Company's subsidiary bank (Cortland) was a defendant in a class action lawsuit FRANK SLENTZ, ET AL. V. CORTLAND SAVINGS AND
BANKING COMPANY.

         On October 20, 1997 the judge presiding over this case filed a judgment entry dismissing all claims against Cortland without prejudice. The judgment may be appealed by the plaintiffs. If appealed the ultimate outcome of this litigation presently cannot be determined, and therefore no provision for any liability relative to this litigation has been made in the accompanying consolidated financial statements.

         The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the Company.

         6.)  Earnings Per Share:

                            THREE MONTHS ENDED              NINE MONTHS ENDED
                               SEPTEMBER 30,                  SEPTEMBER 30,
                         --------------------------      --------------------------
                            1997            1996            1997           1996
                         ----------      ----------      ----------      ----------
Net Income               $    1,156      $    1,081      $    3,400      $    3,163

Average common
 shares outstanding       1,104,977       1,080,966       1,098,543       1,073,571

Earnings per share       $     1.05      $     1.00      $     3.10      $     2.95

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

         Cash and cash equivalents decreased $784 compared to year end 1996. Operating activities provided cash of $5.4 million and $1.9 million in the nine months ended September 30, 1997 and 1996 respectively. Refer to the Consolidated Statement of Cash Flows for a summary of the sources and uses of cash for September 30, 1997 and 1996.

Capital Resources
-----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 10.7% for the nine months ended September 30, 1997, as compared to 11.2% for the like period during 1996. Overall during the first nine months of 1997, capital grew at the annual rate of 15.4%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.

                        CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------

                             (Dollars in thousands)

         During the first nine months of 1997, the Company issued 23,162 shares of common stock which resulted in proceeds of $991. Of the 23,162 shares issued, 20,388 shares were issued through the Company's dividend reinvestment plan. The remaining 2,774 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------

                             (Dollars in thousands)

         The table below illustrates the Company's risk weighted capital ratios at September 30, 1997 and December 31, 1996.

                           September 30, 1997   December 31, 1996
                           ------------------   -----------------
Tier 1 Capital                  $ 38,928            $ 35,006

Tier 2 Capital                     2,283               2,112
                                --------            --------
TOTAL QUALIFYING
CAPITAL                         $ 41,211            $ 37,118
                                ========            ========

Risk Adjusted
Total Assets (*)                $182,001            $168,097

 Tier 1 Risk-Based
 Capital Ratio                     21.39%              20.82%

 Total Risk-Based
 Capital Ratio                     22.64%              22.08%

 Tier 1 Risk-Based
 Capital to Average Assets
 (Leverage Capital Ratio)          10.08%               9.51%


(*) Includes off-balance sheet exposures.

         Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $386,133 for the three months ended September 30, 1997 and $368,015 for the year ended December 31, 1996.

First Nine Months of 1997 as Compared to First Nine Months of 1996
------------------------------------------------------------------

         During the first nine months of 1997, net interest income increased by $510 compared to the first nine months of 1996. Total interest income increased by $970 or 4.8% from the level recorded in 1996. This was accompanied by an increase in interest expense of $460 or 4.9%.

         The average rate paid on interest sensitive liabilities increased by 11 basis points year-over-year. The average balance of interest sensitive liabilities increased by $6,774 or 2.3%, primarily reflecting a $7,980 increase in average borrowings from the Federal Home Loan Bank. Average earning assets grew by $15,486 , or 4.4%, from the same period last year, with the tax equivalent yield on earning assets unchanged at 7.8%. The Company's net interest margin ratio was also unchanged at 4.2%.

                        CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------

                             (Dollars in thousands)

         Interest and dividend income on securities registered an increase of $70 or 0.7% during the first nine months of 1997 when compared to 1996. The average invested balances grew by 0.1%, increasing by $135 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 4 basis point increase in portfolio yield.

         Interest and fees on loans increased by $820 for the first nine months of 1997 compared to 1996, representing the net effect of a $13,400 increase in the average balance of the loan portfolio and a 7 basis point decline in yield.

         Other interest income increased by $80 from the same period a year ago due to an increase in the average balance of Federal Funds sold, which increased by $1,872. The yield increased by 16 basis points reflecting the slight tightening in Fed policy.

         Other income from all sources increased by only $15 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $49 from the same period a year ago, reflecting more favorable market conditions. Trading securities gains showed an increase of $1. Gains on securities called and gains on the sale of available for sale investment securities showed a decrease of $56 from year ago levels. Fees for other customer services increased by $51 due mainly to changes in the fee structure for all deposit customers implemented during 1996. The first nine months of 1996 also reflected a $24 gain on the sale of other real estate with no gain or loss recorded for the same period of 1997. Other sources of non-interest income declined by $6 from the same period a year ago.

         Loan charge-offs during the first nine months were $151 in 1997 and $138 in 1996, while the recovery of previously charged-off loans amounted to $73 in 1997 compared to $95 in 1996. At September 30, 1997, the loan loss allowance of $2,888 represented 1.6% of outstanding loans. Non accrual loans at September 30, 1997 represented 0.8% of the loan portfolio compared to 0.9% at December 31, 1996.

                       CORTLAND BANCORP AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

                             (Dollars in thousands)

         Total other expenses in the first nine months were $7,488 in 1997 compared to $7,313 in 1996, an increase of $175 or 2.4%. Full time equivalent employment during the first nine months averaged 197 employees in 1997 and 196 in 1996. Salaries and benefits increased by $228 over the similar period a year ago, representing an increase of 5.8%.

         For the first nine months of 1997, state and local taxes increased by $30 or 8.3%. Occupancy and equipment expense increased by $28 or 2.2%. These increases were offset by a $101 or 41.9% decrease in legal expenses. All other expense categories declined by 0.7% or $10 as a group.

         Income before income tax expense amounted to $4,924 for the first nine months of 1997 compared to $4,574 for the similar period of 1996. The effective tax rate for the first nine months was 31.0% in 1997 compared to 30.8% in 1996, resulting in income tax expense of $1,524 and $1,411, respectively. Net income for the first nine months registered $3,400 in 1997 compared to $3,163 in 1996, representing a 5.1% increase in per share amounts from the $2.95 earned in 1996 to the $3.10 recorded in 1997.

Third Quarter of 1997 as compared to Third Quarter 1996
-------------------------------------------------------

         During the third quarter of 1997 net interest income increased by $227 as compared to third quarter 1996. Average earning assets increased by 4.8% while average interest-bearing liabilities increased by 2.2%. Average loans exhibited growth of 10.1%, while average investments declined by 1.5%.

         The tax equivalent yield on earnings assets increased by 9 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.7%, an 11 basis point increase from the same quarter a year ago, while the loan portfolio yielded 9.2%, unchanged from last year's rate. Meanwhile, the rate paid on interest-bearing liabilities increased by 14 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin increased to 4.2% from the 4.1% achieved during last year's third quarter.

         Loans increased by $2,402 during the period. Loans as a percentage of earning assets stood at 47.8% as of September 30, 1997 as compared to 45.6% on September 30, 1996. The loan to deposit ratio at the end of the first nine months of 1997 was 57.0% compared to 50.8% at the end of the same period a year ago. The investment portfolio represented 59.4% of each deposit dollar, down from 60.4% a year ago.

                        CORTLAND BANCORP AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               -----------------------------------------------

                             (Dollars in thousands)

         Loan charge-offs during the third quarter were $48 in 1997 and $41 in 1996, while the recovery of previously charged-off loans amounted to $28 during the third quarter of 1997 compared to $41 in the same period of 1996.

         Other income for the quarter increased by $11 or 2.7% compared to the same period a year ago. The $3 loss on sales of other real estate in 1996 was in contrast to no activity this year. The sharp shift in the mortgage rate environment was evidenced by a net gain on sale of loans of $30 compared to the $10 gain generated a year ago. Net gains on investment and trading securities transactions netted $28, while an equal amount was recorded in 1996.

         Total other expenses in the third quarter were $2,545 in 1997 and $2,420 in 1996, an increase of $125 or 5.2%, influenced in part by the Company's opening its thirteenth banking office during the latter half of August. Employee salaries and benefits increased by $82 or 6.1%. Other expenses as a group increased by $43 or 4.0% compared to the same period last year.

         Income before tax for the quarter increased by 7.2% to $1,672 in 1997 from the $1,559 recorded in 1996. Net income for the quarter of $1,156 represented a 6.9% increase from the $1,081 earned a year ago.

New Accounting Standards
------------------------

         Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to eliminate financial assets when control has been surrendered in accordance with the criteria provided in the standard. This standard supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights" an amendment to SFAS No. 65. Application of the new rules did not have a material impact on the Company's financial position or results of operations.

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

                                          Cortland Bancorp
                                          ----------------
                                          (Registrant)

 DATED: November 10, 1997                 Lawrence A. Fantauzzi
        -----------------                 ---------------------
                                          Controller/Treasurer
                                          (Principal Financial Officer)

 DATED: November 10, 1997                 Dennis E. Linville
        -----------------                 ------------------
                                          Executive Vice-President,
                                          Secretary and Director
                                          (Duly Authorized Officer)