Form 10-K405
period 1997-12-31
CORTLAND BANCORP INC
filed 1998-03-31
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997.


Commission file number 0-13814
                       -------

                               Cortland Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                   34-1451118
------------------------------------    ----------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

       194 West Main Street
          Cortland, Ohio                                 44410
----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       (330) 637-8040
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K [ x ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1998:

Common Stock, No Par Value - $66,686,254
----------------------------------------

     The number of shares outstanding of the issuer's classes of common stock as of March 10, 1998:

Common Stock, No Par Value - 1,149,763 shares
---------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Shareholders Report for the year ended December 31, 1997 are incorporated by reference into Part I, Item VI and Part II.

         Portions of the Proxy Statement for the annual shareholders meeting to be held April 14, 1998 are incorporated by reference into Part III.

                                CORTLAND BANCORP
                                    FORM 10-K
                                      1997

                                      INDEX

Part I                                                                Page
------                                                                ----

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk    II-1

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

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                  IV-1

Signatures                                                            IV-2

Index to Exhibits                                                     IV-3

                                      PART I
                                      ------


Item 1.  Business
-------  --------
General
-------


                                 THE CORPORATION
                                 ---------------

     The registrant, Cortland Bancorp (also referred to as the "Corporation" or the "Company"), is a bank holding company which was incorporated under the laws of the State of Ohio in 1984, and is registered under the Bank Holding Company Act of 1956, as amended. Its subsidiaries are the Cortland Savings and Banking Company ("Cortland Banks" or the "Bank"), which was acquired at the Corporation's inception in 1985, and New Resources Leasing Company, which was formed in 1988. The Corporation and its subsidiaries operate in one industry, domestic banking.

     The Corporation conducts no business activities except for investment in securities as permitted under the Bank Holding Company Act.

     The business of the Corporation and its subsidiaries is not seasonal to any significant extent and is not dependent on any single customer or group of customers.

                                 CORTLAND BANKS
                                 --------------

     Cortland Banks is a full service, state chartered bank engaged in commercial and retail banking and trust services. Cortland Banks' commercial and consumer banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, leasing, night depository, automated teller services, safe deposit boxes, money order services, travelers checks, utility bill payments and other miscellaneous services normally offered by commercial banks. In addition, Cortland Banks offers discount brokerage services, while the Bank's Trust Department offers a broad range of fiduciary services, including the administration of decedent and trust estates and other personal and corporate fiduciary services. Business is conducted at a total of thirteen offices, eight of which are located in Trumbull County, Ohio. Three offices are located in the communities of Hiram, Windham and Mantua, Portage County, Ohio, one office is located in the community of Williamsfield, Ashtabula County, Ohio, and the newest office is located in the community of Boardman, Mahoning County, Ohio. Chartered by the State of Ohio, Cortland Banks is also a member of the Federal Reserve System.


                          NEW RESOURCES LEASING COMPANY
                          -----------------------------

     New Resources Leasing Company was formed in December 1988 as a separate entity to handle the function of commercial and consumer leasing. The wholly owned subsidiary has been inactive since incorporation.


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


Competition:
     Cortland Banks actively competes with state and national banks located in the Ohio counties of Trumbull, Portage, Ashtabula and Mahoning. It also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies, for deposits, loans and service business. Money market mutual funds, brokerage houses and similar institutions provide in a relatively unregulated environment many of the financial services offered by banks. In the opinion of management, the principal methods of competition are the rates of interest charged for loans, the rates of interest paid for funds, the fees charged for services and the availability of services.

Employees:
     At March 10, 1998, the Corporation and its subsidiaries had 155 full-time and 54 part-time employees. The Corporation considers its relations with its employees to be satisfactory.

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


           ASSETS
                                                                                1997            1996            1995
                                                                             --------        --------        --------
Cash and due from banks                                                      $  8,671        $  8,679        $  8,293
Federal funds sold                                                              3,196             843           2,485
Trading account securities                                                        116              57               0

Investment securities:
  U.S. Treasury and other U.S. Government
    agencies and corporations                                                  92,366          92,281          74,447
  U.S. Government mortgage-backed
    pass-through certificates                                                  74,491          77,246          70,471
  States of the U.S. and political subdivisions                                17,503          16,995          15,436
  Other securities                                                              3,822           3,651           2,965
                                                                              -------         -------        --------
                       TOTAL INVESTMENT SECURITIES                            188,182         190,173         163,319
                                                                              -------         -------        --------







Total loans                                                                   175,518         160,663         153,711
  Less unearned income                                                              3               6               9
  Less allowance for loan losses                                                2,911           2,976           3,079
                                                                              -------         -------         -------
                                        NET LOANS                             172,604         157,681         150,623
                                                                              -------         -------         -------





Market Value appreciation (depreciation) of
   securities available for sale                                                  479             165            (469)
Premises and equipment                                                          5,919           6,287           6,422
Other assets                                                                    4,418           4,760           4,929
                                                                             --------        --------        --------
                                                                             $383,585        $368,645        $335,602
                                                                             ========        ========        ========


                           (In Thousands of Dollars)






         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
                                                             1997            1996            1995
                                                           --------        --------        --------
Deposits (all domestic):
  Noninterest-bearing demand deposits                      $ 42,199        $ 37,999        $ 33,716
  Interest-bearing demand deposits                           47,544          46,945          45,864
  Savings                                                    84,291          86,468          87,072
  Time                                                      146,263         146,628         129,320
                                                           --------        --------        --------
                                    TOTAL DEPOSITS          320,297         318,040         295,972
                                                           --------        --------        --------


Borrowings:
  U.S. Treasury interest-bearing demand note                    819             681             756
  Federal funds purchased                                       618           1,918           1,276
  Securities sold under agreements to repurchase              3,726           2,747           2,390
  Other borrowings under one year                             4,800               0               0
  Other borrowings over one year                             12,572           9,157           2,657
                                                           --------        --------        --------
                                  TOTAL BORROWINGS           22,535          14,503           7,079
                                                           --------        --------        --------





Other liabilities                                             2,436           1,860           2,139
                                                           --------        --------        --------
                                 TOTAL LIABILITIES          345,268         334,403         305,190
                                                           --------        --------        --------



Shareholders' Equity:
  Common stock                                                5,507           5,367           4,966
  Additional paid-in capital                                 11,668          10,665           8,363
  Retained earnings                                          20,926          18,292          17,726
  Net unrealized gain (loss) on available for sale
    debt and marketable equity securities                       216             (78)           (639)
  Less cost of common shares in treasury                          0              (4)             (4)
                                                           --------        --------        --------

                        TOTAL SHAREHOLDERS' EQUITY           38,317          34,242          30,412
                                                           --------        --------        --------
                                                           $383,585        $368,645        $335,602
                                                           ========        ========        ========


                        ANALYSIS OF NET INTEREST EARNINGS
                        ---------------------------------

                            (In Thousands of Dollars)



     The following schedules show the average amounts of interest-earning assets and interest-bearing liabilities, the related amounts of interest earned or paid and the related average yields or interest rates paid for the year indicated:


                                                                                             Interest        Average
                                                                          Average             Earned         Yield or
Year ended December 31, 1997                                            Outstanding          or Paid           Rate
----------------------------                                            -----------          -------           ----

Interest-earning assets:
  Federal funds sold                                                     $  3,196            $    178           5.6%
  Trading account securities                                                  116                   7           6.4%
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                         92,366               6,162           6.7%
    U.S. Government mortgage-backed
      pass-through certificates                                            74,491               4,982           6.7%
    States of the U.S. and political
      subdivisions (1) (2)                                                 17,503               1,152           6.6%
    Other securities (1)                                                    3,822                 245           6.4%
                                                                         --------            --------
                 Total investment securities (l)                          188,182              12,541           6.7%
   Loans (1) (2) (4)                                                      175,515              16,057           9.1%
                                                                         --------            --------
                   Total interest-earning assets                         $367,009            $ 28,783           7.8%
                                                                         ========            ========


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                    $  47,544            $  1,386           2.9%
    Savings                                                                84,291               2,255           2.7%
    Time                                                                  146,263               8,440           5.8%
                                                                        ---------            --------
                                  Total deposits                          278,098              12,081           4.3%
                                                                        ---------            --------

  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                             819                  42           5.1%
    Federal funds purchased                                                   618                  35           5.7%
    Securities sold under agreements
      to repurchase                                                         3,726                 177           4.8%
    Other borrowings under one year                                         4,800                 277           5.8%
    Other borrowings over one year                                         12,572                 735           5.8%
                                                                         --------            --------
                                Total borrowings                           22,535               1,266           5.6%
                                                                         --------            --------
              Total interest-bearing liabilities                         $300,633            $ 13,347           4.4%
                                                                         ========            ========

Net interest margin (3)                                                                      $ 15,436           4.2%
                                                                                             ========          =====


                  ---------------------------------------------

                            (In Thousands of Dollars)


                                                                                             Interest         Average
                                                                          Average             Earned         Yield or
Year ended December 31, 1996                                            Outstanding          or Paid           Rate
----------------------------                                            -----------          -------           ----

Interest-earning assets:
  Federal funds sold                                                     $    843            $     45           5.4%
  Trading account securities                                                   57                   3           5.9%
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                         92,281               6,075           6.6%
    U.S. Government mortgage-backed
      pass-through certificates                                            77,246               5,160           6.7%
    States of the U.S. and political
      subdivisions (1) (2)                                                 16,995               1,145           6.7%
    Other securities (1)                                                    3,651                 234           6.4%
                                                                         --------            --------
                 Total investment securities (1)                          190,173              12,614           6.6%
   Loans (1) (2) (4)                                                      160,657              14,809           9.2%
                                                                         --------            --------
                   Total interest-earning assets                         $351,730            $ 27,471           7.8%
                                                                         ========            ========


Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                    $  46,945            $  1,259           2.7%
    Savings                                                                86,468               2,319           2.7%
    Time                                                                  146,628               8,395           5.7%
                                                                        ---------            --------
                                  Total deposits                          280,041              11,973           4.3%
                                                                        ---------            --------

  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                             681                  35           5.1%
    Federal funds purchased                                                 1,918                 108           5.6%
    Securities sold under agreements
        to repurchase                                                       2,747                 120           4.4%
    Other borrowings under one year                                             0                   0
    Other borrowings over one year                                          9,157                 505           5.5%
                                                                         --------            --------
                                Total borrowings                           14,503                 768           5.3%
                                                                         --------            --------
              Total interest-bearing liabilities                         $294,544            $ 12,741           4.3%
                                                                         ========            ========

Net interest margin (3)                                                                      $ 14,730           4.2%
                                                                                             ========          =====




                  ANALYSIS OF NET INTEREST EARNINGS (CONTINUED)
                  ---------------------------------------------

                            (In Thousands of Dollars)



                                                                                             Interest         Average
                                                                          Average             Earned         Yield or
Year ended December 31, 1995                                            Outstanding          or Paid           Rate
----------------------------                                            -----------          --------        ----------
Interest-earning assets:
  Federal funds sold                                                    $   2,485           $     146           5.9%
  Trading account securities                                                    0                   0
  Investment securities:
    U.S. Treasury and other U.S.
      Government agencies and
      corporations                                                         74,447               5,051           6.8%
    U.S. Government mortgage-backed
      pass-through certificates                                            70,471               4,571           6.5%
    States of the U.S. and political
      subdivisions (1) (2)                                                 15,436               1,024           6.6%
    Other securities (1)                                                    2,965                 187           6.3%
                                                                         --------            --------
                 Total investment securities (1)                          163,319              10,833           6.6%
   Loans (1) (2) (4)                                                      153,702              14,175           9.2%
                                                                         --------            --------
                   Total interest-earning assets                         $319,506            $ 25,154           7.9%
                                                                         ========            ========

Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand deposits                                    $  45,864            $  1,177           2.6%
    Savings                                                                87,072               2,406           2.8%
    Time                                                                  129,320               7,452           5.8%
                                                                        ---------            --------
                                  Total deposits                          262,256              11,035           4.2%
                                                                        ---------            --------

  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                             756                  41           5.4%
    Federal funds purchased                                                 1,276                  78           6.1%
    Securities sold under agreements
       to repurchase                                                        2,390                 110           4.6%
    Other borrowings under one year                                             0                   0
    Other borrowings over one year                                          2,657                 157           5.9%
                                                                         --------            --------
                                Total borrowings                            7,079                 386           5.5%
                                                                         --------            --------
              Total interest-bearing liabilities                         $269,335            $ 11,421           4.2%
                                                                         ========            ========

Net interest margin (3)                                                                      $ 13,733           4.3%
                                                                                             ========          =====

(1) The amounts are reflected on a fully taxable equivalent basis using the statutory tax rate of 34% in 1997, 1996 and 1995. Tax-free income from states of the U.S. and political subdivisions, other securities and loans amounted to $755, $1 and $239 respectively, for 1997; $743, $1 and $211 respectively, for 1996; and $656, $1 and $197 respectively, for 1995.

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

(4) Interest earned on loans includes loan fees of $44 in 1997, $89 in 1996 and $72 in 1995.




                            RATE AND VOLUME ANALYSIS
                            ------------------------

                            (In Thousands of Dollars)

     The following tables analyze by rate and volume the dollar amount of changes in the components of the interest differential:

                                                                                  1997 Change from 1996
                                                                             ----------------------------------------
                                                                                              Change          Change
                                                                              Total           Due to          Due to
                                                                              Change          Volume           Rate
                                                                             --------        --------       ---------
Interest Income
---------------
  Federal funds sold                                                         $    133        $   131         $     2
  Trading account securities                                                        4              3               1
  Investment securities:
    U.S. Treasury and other U.S. Government
      agencies and corporations                                                    87              6              81
    U.S. Government mortgage-backed
      pass-through certificates                                                  (178)          (184)              6
    States of the U.S. and political
      subdivisions                                                                  7             34             (27)
    Other securities                                                               11             11               0
                                                                             ---------       ---------       --------
                       Total investment securities                                (73)          (133)             60
   Loans                                                                        1,248          1,360            (112)
                                                                             ---------       ---------       --------
                             Total interest income                           $  1,312        $ 1,361         $   (49)
                                                                             =========       =========       ========


Interest Expense
----------------
  Deposits:
    Interest-bearing demand deposits                                         $    127        $    16         $   111
    Savings                                                                       (64)           (58)             (6)
    Time                                                                           45            (21)             66
                                                                             ---------       ---------       -------
                                    Total deposits                                108            (63)            171
                                                                             ---------       ---------       -------
  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                                   7              7               0
    Federal funds purchased                                                       (73)           (74)              1
    Securities sold under agreements to repurchase                                 57             46              11
    Other borrowings under one year                                               277            277               0
    Other borrowings over one year                                                230            198              32
                                                                             ---------       ---------       -------
                                  Total borrowings                                498            454              44
                                                                             ---------       ---------       -------
                            Total interest expense                           $    606        $   391         $   215
                                                                             =========       =========       =======


The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.



                      RATE AND VOLUME ANALYSIS (Continued)
                      ------------------------------------

                            (In Thousands of Dollars)



                                                                                 1996 Change from 1995
                                                                                 ---------------------
                                                                                           Change    Change
                                                                              Total        Due to    Due to
                                                                              Change       Volume    Rate
                                                                              ------       ------    ----
Interest Income
---------------
  Federal funds sold                                                         $   (101)    $  (88)  $    (13)
  Trading account securities                                                        3          3          0
  Investment securities:
    U.S. Treasury and other U.S. Government
      agencies and corporations                                                 1,024      1,178       (154)
    U.S. Government mortgage-backed
      pass-through certificates                                                   589        449        140
    States of the U.S. and political
      subdivisions                                                                121        105         16
    Other securities                                                               47         44          3
                                                                               ------   ---------    ------
                       Total investment securities                              1,781      1,776          5
  Loans                                                                           634        641         (7)
                                                                              --------   ---------    -------
                             Total interest income                           $  2,317   $  2,332   $    (15)
                                                                              ========   =========  =========


Interest Expense
----------------
  Deposits:
    Interest-bearing demand deposits                                         $     82   $     28   $     54
    Savings                                                                       (87)       (17)       (70)
    Time                                                                          943        991        (48)
                                                                             --------   ---------   --------
                                    Total deposits                                938      1,002        (64)
                                                                             --------   ---------   --------
  Borrowings:
    U.S. Treasury interest-bearing
      demand note                                                                  (6)        (4)        (2)
    Federal funds purchased                                                        30         36         (6)
    Securities sold under agreements to repurchase                                 10         16         (6)
    Other borrowings under one year                                                 0          0          0
    Other borrowings over one year                                                348        359        (11)
                                                                             ---------   --------   --------
                                  Total borrowings                                382        407        (25)
                                                                             ---------   --------   --------
                            Total interest expense                           $  1,320    $ 1,409    $   (89)
                                                                             =========   ========   ========



II. INVESTMENT PORTFOLIO
------------------------



     The following table shows the book value of investment securities by type of obligation at the dates indicated:

                            (In Thousands of Dollars)

                                                           December 31,

                                                      1997       1996       1995
                                                    -------    -------    ------

U.S. Treasury and other U.S. Government
  agencies and corporations                        $ 88,660    $ 98,538   $ 81,720
U.S. Government mortgage-backed
  pass-through certificates                          74,900      74,869     79,557
States of the U.S. and political subdivisions        21,039      17,228     16,811
Other securities                                      3,997       3,739      3,622
                                                   --------    --------   --------
                                                   $188,596    $194,374   $181,710
                                                   ========    ========   ========





     A summary of securities held at December 31, 1997, classified according to the earlier of next repricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                            (In Thousands of Dollars)

                                                          December 31, 1997
                                                          -----------------
                                                       Book         Weighted
    Type and Maturity Grouping                         Value     Average Yield  (1)
    --------------------------                       --------    ------------------

U.S. Treasury and other U.S. Government
  agencies and corporations:
  Maturing within one year                          $ 17,912        6.36%
  Maturing after one year but within five years       27,162        6.25
  Maturing after five years but within ten years      40,960        7.07
  Maturing after ten years                             2,626        8.04
                                                    --------
      Total U.S. Treasury and other U.S.
        Government agencies and corporations        $ 88,660        6.70%
                                                    ========        =====

U.S. Government mortgage-backed
  pass-through certificates, REMICS & CMO's
  Maturing within one year                          $ 40,208        6.42%
  Maturing after one year but within five years       20,615        6.75
  Maturing after five years but within ten years      10,688        6.98
  Maturing after ten years                             3,389        6.98
                                                    --------
      Total U.S. Government mortgage-backed
        pass-through certificates, REMICS & CMO's   $ 74,900        6.62%
                                                    ========        =====



-------------------------------------


                            (In Thousands of Dollars)




                                                                  December 31, 1997
                                                          ---------------------------------
                                                            Book               Weighted
   Type and Maturity Grouping                               Value         Average Yield (1)
   --------------------------                             --------        -----------------

States of the U.S. and political subdivisions:
  Maturing within one year                                $  1,745             6.79%
  Maturing after one year but within five years             11,672             6.40
  Maturing after five years but within ten years             2,614             7.56
  Maturing after ten years                                   5,008             7.39
                                                          --------
      Total States of the U.S. and
      political subdivisions                              $ 21,039             6.81%
                                                          ========            ======

Other securities:
  Maturing within one year                                $  1,878             6.04%
  Maturing after one year but within five years                  0                0
  Maturing after five years but within ten years                 0                0
  Maturing after ten years                                   2,119             6.46
                                                          --------

      Total other securities                              $  3,997             6.26%
                                                          ========            ======

(1) The weighted average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yield of tax-exempt obligations of states of the U.S. and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 34% were $29, $223, $60 and $114 for the four ranges of maturities.



     As of December 31, 1997, there were $22,830 in callable U.S. Government Agencies, that given current and expected interest rate environments, are likely to be called within the one year time horizon. These securities are categorized according to their contractual maturities, with $1,351 maturing after one year but within five years, $19,360 maturing after five years but within ten years and $2,119 maturing after 10 years.

     As of December 31, 1997, there were $1,579 in callable U.S. Treasury securities and $17,586 in callable U.S. Government Agencies that, given current and expected interest rate environments, are likely to be called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $18,658 maturing after five years but within ten years and $507 maturing after 10 years.

III. LOAN PORTFOLIO (ALL DOMESTIC)


                                 TYPES OF LOANS
                                 --------------

                            (In Thousands of Dollars)


     The following schedule shows the types of loans at the dates indicated:

                                                          December 31,
                                        ---------------------------------------------
                                        1997      1996      1995      1994     1993
                                      --------  --------  --------  -------  --------
1 - 4 family residential
  mortgage                            $ 77,644  $ 70,590  $ 67,099  $ 66,069  $ 68,096
Commercial mortgage                     50,015    42,367    38,371    37,554    35,014
Consumer loans                          18,990    21,300    21,254    17,247    14,539
Commercial loans                        26,022    19,355    16,658    15,101    12,898
Home equity loans                       10,064    11,136    12,353    12,854    13,403
1 - 4 family residential
  mortgages held for sale                1,756     1,361       473     1,855     1,877
                                      --------  --------  --------  --------  --------
                                      $184,491  $166,109  $156,208  $150,680  $145,827
                                      ========  ========  ========  ========  ========







             MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES
             -------------------------------------------------------

                            (In Thousands of Dollars)


     The following schedule sets forth maturities based on remaining scheduled repayments of principal or next repricing opportunity for loans (excluding mortgage and consumer loans) as of December 31, 1997:

                                                1 Year     1 to       Over
  Types of Loans                                or Less   5 Years   5 Years    Total
  --------------                                -------   -------   -------   ------

Commercial loans                               $ 16,895  $  7,582  $  1,545  $ 26,022
Home Equity                                      10,064         0         0    10,064
                                               --------  --------  --------  --------
  Total loans (excluding
    mortgage and consumer loans)               $ 26,959  $  7,582  $  1,545  $ 36,086
                                               ========  ========  ========  ========


    The following schedule sets forth loans as of December 31, 1997 based on next repricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Mortgage and consumer loans have again been excluded.

                                                    1 Year      Over
        Types of Loans                             or Less    1 Year     Total
        --------------                             --------  --------  -------

Floating or adjustable rates of interest           $ 25,677  $  1,067  $ 26,744
Fixed rates of interest                               1,282     8,060     9,342
                                                   --------  --------  --------
                                       Total loans $ 26,959  $  9,127  $ 36,086
                                                   ========  ========  ========


                                  RISK ELEMENTS
                                  -------------
                            (In Thousands of Dollars)


     The following table sets forth the aggregate balance of underperforming loans for each of the following categories for the years indicated:

                                                        December 31,
                                    -------------------------------------------------
                                      1997       1996       1995       1994      1993
                                    --------   --------   --------   --------  ------

Loans accounted for on a
  nonaccrual basis                 $  1,653   $  1,450   $  1,597   $  1,909   $ 1,652

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                10         18          7         14       353

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)         173        182        191        205       573


     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of December 31, 1997.

                           (In Thousands of Dollars)

Gross interest income that would have been recorded if the
  loans had been current in accordance with their original terms      $188

Interest income included in income on the loans                        148


     A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is charged-off, any interest that has been accrued and not collected on the loan is charged against earnings.

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans generally include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At December 31, 1997, 1996 and 1995 the recorded investment in impaired loans was $1,365, $1,162 and $231 while the allocated portion of the allowance for loan losses for such loans was $213, $291 and $57 respectively. Interest income recognized on impaired loans using the cash basis was $116, $92 and $18 respectively.

     As of December 31, 1997, there were $676 in loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans. Management does not currently anticipate any loss as a result of these potential problem loans.

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

IV. SUMMARY OF LOAN LOSS EXPERIENCE
-----------------------------------

     The following is an analysis of the allowance for loan losses for the periods indicated:


                            (In Thousands of Dollars)


                                                       December 31,
                                      --------------------------------------------
                                         1997     1996     1995      1994     1993
                                      --------  -------  --------  -------  ------

Balance at beginning of year          $  2,966 $ 3,011  $ 3,081   $ 3,139  $ 3,415
Loan losses:
  1 - 4 family residential
    mortgages                              (21)     (5)     (69)      (72)    (172)
  Commercial mortgages                     (16)      0        0       (27)     (42)
  Consumer loans                          (202)   (167)    (220)     (141)    (271)
  Commercial loans                           0      (4)     (78)      (48)    (123)
  Home equity loans                        (13)      0        0         0       (7)
                                       --------  ------  -------   -------  -------

                                          (252)   (176)    (367)     (288)    (615)
                                       --------  ------  -------   -------  -------
Recoveries on previous
loan losses:
  1 - 4 family residential
    mortgages                                2        3        4         4       26
  Commercial mortgages                       0        0       78         6       28
  Consumer loans                            85       72      152       156      202
  Commercial loans                          11       56       63        64       83
  Home equity loans                          5        0        0         0        0
                                       --------  -------  -------  --------  ------

                                           103      131      297       230      339
                                       --------  -------  -------  --------  ------
Net loan losses                           (149)     (45)     (70)      (58)    (276)
                                       --------  -------  -------  --------  -------

Provision charged to
  operations                                 0         0       0         0        0
                                       --------  -------  -------  -------  -------
Balance at end of year                 $ 2,817   $ 2,966  $ 3,011  $ 3,081  $ 3,139
                                       ========  =======  =======  =======  =======

Ratio of net loan losses to
  average net loans
  outstanding                              .09%      .03%     .05%     .04%     .19%
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

-----------------------------------------------



     The following is an allocation of the allowance for loan losses. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated:

                            (In Thousands of Dollars)

                                                 December 31,
                             ---------------------------------------------------
       Types of Loans          1997       1996       1995       1994       1993
       --------------        --------   --------   --------   --------   ------

1 - 4 family residential
  mortgage                   $   427    $   387    $   351     $  385     $  405
Commercial mortgage            1,378      1,179      1,118      1,223      1,029
Consumer loans                   278        410        416        407        424
Commercial loans                 283        325        239        207        192
Home equity loans                 25         55         61         63         67
Unallocated portion              426        610        826        796      1,022
                             -------   --------   --------   --------   --------
                             $ 2,817   $  2,966   $  3,011   $  3,081   $  3,139
                             =======   ========   ========   ========   ========

     The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in 1998 will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.



     The percentage of loans in each category to total loans is shown in the following table:


                                                December 31,
                              ----------------------------------------------
       Types of Loans           1997      1996      1995      1994      1993
       --------------         --------  --------  --------  --------  ------

1 - 4 family residential
  mortgage                      43.1%     43.3%     43.3%     45.1%     48.0%
Commercial mortgages            27.1      25.5      24.6      24.9      24.0
Consumer loans                  10.3      12.8      13.6      11.5      10.0
Commercial loans                14.1      11.7      10.6      10.0       8.8
Home equity loans                5.4       6.7       7.9       8.5       9.2
                              --------  -------  --------  --------  -------
                               100.0%    100.0%    100.0%    100.0%    100.0%
                              ========  =======  ========  ========  ========


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

V. DEPOSITS (ALL DOMESTIC)
--------------------------

     The following table shows the classification of average deposits for the periods indicated:


                            (In Thousands of Dollars)

          Average Balance                            1997      1996      1995
          ---------------                          --------  --------  ------

Noninterest-bearing demand deposits                $ 42,199  $ 37,999  $ 33,716
Interest-bearing demand deposits                     47,544    46,945    45,864
Savings                                              84,291    86,468    87,072
Time deposits                                       146,263   146,628   129,320
                                                   --------  --------  --------
                            Total average deposits $320,297  $318,040  $295,972
                                                   ========  ========  ========









     The following shows the average rate paid on the following deposit categories for the periods indicated:


          Type                                        1997      1996      1995
          ----                                      --------  --------  ------

Interest-bearing demand deposits                       2.9%     2.7%       2.6%
Savings                                                2.7      2.7        2.8
Time deposits                                          5.8      5.7        5.8











     A summary of time deposits of $100,000 or more as of December 31, 1997 by maturity range is shown below:


                            (In Thousands of Dollars)

                                                             Other
                                             Certificates     Time
                                              of Deposit    Deposits    Total
                                              ----------    --------    -----

3 months or less remaining until maturity      $  8,464     $    405   $  8,869
3 to 6 months remaining until maturity            4,793            0      4,793
6 to 12 months remaining until maturity           5,668          325      5,993
Over 12 months remaining until maturity           6,554        3,428      9,982
                                               ---------    ---------  --------
                            Total outstanding  $ 25,479     $  4,158   $ 29,637
                                               =========    =========  ========


VI. RETURN ON EQUITY AND ASSETS
-------------------------------

     Information relating to Return on Equity and Assets is set forth in the Corporation's 1997 Annual Report to Shareholders, page 27, Selected Financial Data.

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

The other offices are:

   Popular Name                              Address
   ------------                              -------

Brookfield Office            7325 Warren-Sharon Road, Brookfield, Ohio
Vienna Office                4434 Warren-Sharon Road, Vienna, Ohio
Windham Office               9690 East Center Street, Windham, Ohio
Bristol Office               6090 State Route 45, Bristolville, Ohio
Williamsfield Office         State Routes 322 and 7, Williamsfield, Ohio
Hiram Office                 6821 Wakefield Road, Hiram, Ohio
Warren Office                2935 Elm Road, Warren, Ohio
Hubbard Office               890 West Liberty Street, Hubbard, Ohio
Mantua Office                10521 Main Street, Mantua, Ohio
Niles Office                 6050 Youngstown Warren Rd., Niles, Ohio
North Bloomfield Office      8837 State Route 45, North Bloomfield, Ohio
Boardman Office              8580 South Avenue, Youngstown, Ohio

     The Brookfield, Windham, Hubbard, Mantua, Niles and Boardman offices are leased, while all of the other above offices are owned by Cortland Banks.

Item 3.  Legal Proceedings
-------  -----------------

     The Company's subsidiary bank was a defendant in a class action lawsuit Frank Slentz, Et Al. V. Cortland Savings and Banking Company, involving purchased interests in two campgrounds.

     On October 20, 1997 the judge presiding over this case filed a judgment entry dismissing all claims against the Bank without prejudice. The judgment was appealed by the plaintiffs. The ultimate outcome of this litigation presently cannot be determined, and therefore no provision for any liability relative to such litigation has been made in the accompanying consolidated financial statements.

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




Executive Officers of the Registrant
------------------------------------

     The names, ages and positions of the executive officers as of March 10, 1998 are as follows:

            Name                       Age                  Position Held
            ----                       ---                  -------------

     Rodger W. Platt                   62              Chairman of the Board,
                                                         President and Director
     Dennis E. Linville                47              Executive Vice President,
                                                         Secretary and Director
     Lawrence A. Fantauzzi             50              Controller/Treasurer and
                                                         Chief Financial Officer
     James M. Gasior                   38              Vice President and Chief
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





Principal Occupation and Business Experience of Executive Officers

     During the past five years the business experience of each of the executive officers has been as follows:

     Rodger W. Platt has been Chairman of the Board of Cortland Bancorp and the subsidiary bank since November 1987. He has been a Director and President of Cortland Bancorp since its formation in April of 1985. He has been a Director of the subsidiary bank since l974 and has been President since 1976.

     Dennis E. Linville has been Executive Vice President of Cortland Bancorp and the subsidiary bank since November 1987. He became a Director of the subsidiary bank in June of 1989. He has been a Director of Cortland Bancorp and New Resources Leasing Company since December 1988. He has been the Secretary of Cortland Bancorp since 1985 and Secretary of the subsidiary bank since l984.

     Lawrence A. Fantauzzi has been the Controller of Cortland Bancorp and the subsidiary bank since April 1987. He became Treasurer and Chief Financial Officer of Cortland Bancorp and the subsidiary bank in December 1992. He became a Director of New Resources Leasing Company in November 1995, and Senior Vice President of the subsidiary bank in April 1996.

     James M. Gasior has been the Vice President and Chief Operations Officer of Cortland Bancorp since April 1995. He has been the Vice President and Chief Operations Officer of the subsidiary bank since June 1993. He became a Director of New Resources Leasing Company in November 1995, and Senior Vice President of the subsidiary bank in April 1996. Prior to June 1993, he was Chief Audit Officer of the subsidiary bank.

                                    PART II
                                    -------

         Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation's 1997 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:


                                                                  Pages in 1997
                                                                  Annual Report
                                                                 to Shareholders
                                                                 ---------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS                                             41

          DISCUSSION OF DIVIDEND RESTRICTIONS                             24

ITEM 6.   SELECTED FINANCIAL DATA                                         27

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                28-40

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                  20-21,
                                                                       37-38

         Management considers interest rate risk to be the Company's principal source of market risk. Interest rate risk is measured as the impact of interest rate changes on the Company's net interest income. Components of interest rate risk comprise repricing risk, basis risk and yield curve risk. Repricing risk arises due to timing differences in the repricing of assets and liabilities as interest rate changes occur. Basis risk occurs when repricing assets and liabilities reference different key rates. Yield curve risk arises when a shift occurs in the relationship among key rates across the maturity spectrum.

         The effective management of interest rate risk seeks to limit the adverse impact of interest rate changes on the Company's net interest margin, providing the Company with the best opportunity for maintaining consistent earnings growth. Toward this end, management uses computer simulation to model the Company's financial performance under varying interest rate scenarios. These scenarios may reflect changes in the level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships.

         The simulation model allows management to test and evaluate alternative responses to a changing interest rate environment. Typically when confronted with a heightened risk of rising interest rates, the Company will evaluate strategies that shorten investment and loan repricing intervals and maturities, emphasize the acquisition of floating rate over fixed rate assets, and lengthen the maturities of liability funding sources. When the risk of falling rates is paramount, management will consider strategies that shorten the maturities of funding sources, lengthen the repricing intervals and maturities of investments and loans, and emphasize the acquisition of fixed rate assets over floating rate assets.

         The most significant assumptions used in the simulation relate to the cash flows and repricing characteristics of the Company's balance sheet. Repricing and runoff rate assumptions are based upon specific product parameters modified by historical trends and internal projections. These assumptions are periodically reviewed and benchmarked against historical results. Actual results may differ from simulated results not only due to the timing, magnitude and frequency of interest rate changes, but also due to changes in general economic conditions, changes in customer preferences and behavior, and changes in strategies by both existing and potential competitors.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           (continued)

         The following table shows the Company's current estimate of interest rate sensitivity based on the composition of its balance sheet at December 31, 1997. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (lower) than the rates in effect at December 31, 1997. Under the rising rate scenario, the shape of the yield curve is assumed to flatten and then invert, with short term rates exceeding long term rates. Under the falling rate scenario, the yield curve is assumed to steepen.

         One measure of the yield curve's shape is the difference between the yield on the ten year Treasury and the three month Treasury. At December 31, 1997 this difference was approximately 39 basis points, indicating a relatively flat yield curve. Under the falling rate scenario, this difference widens to a positive 193 basis points. Under the rising rate scenario, this difference is a negative 30 basis points, indicating an inverted yield curve where short term rates exceed long term rates.

         The base case against which interest rate sensitivity is measured assumes no change in short term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $15,311 for the year ending in 1998.

                   Simulated Net Interest Income Sensitivity
                 For The Twelve Months Ending December 31, 1998

                             (Amounts in thousands)


                                                      CHANGE IN NET INTEREST
                                                      INCOME FROM BASE CASE
                                                      ----------------------
                                        NET INTEREST
CHANGE IN INTEREST RATES                   INCOME       $ CHANGE    % CHANGE
------------------------                ------------    --------    --------

Graduated increase of +300 basis points  $15,064        $(247)       (1.6)%
Short term rates unchanged (base case)    15,311
Graduated decrease of -300 basis points   15,238          (73)       (0.5)%

         The level of interest rate risk indicated is within limits that management considers acceptable. However, given that interest rate movements can be sudden and unanticipated, and are increasingly influenced by global events and circumstances beyond the purview of the Federal Reserve, no assurances can be made that interest rate movements will not impact key assumptions and parameters in a manner not presently embodied by the model.

         It is management's opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments.

ITEM 8.    FINANCIAL STATEMENTS AND ACCOMPANYING INFORMATION      1-26

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURES

           None

                                    PART III
                                    --------





Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     Information relating to directors of the Corporation will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 14, 1998. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is set forth in
Part I. Pages 2-6 and 9






Item 11.  Executive Compensation
--------  ----------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 14, 1998. Such information is incorporated herein by reference. Pages 7-9






Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

          None




Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 14, 1998. Such information is incorporated herein by reference. Pages 2 and 6



                                      III-1

                                     PART IV
                                     -------





Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------



(a) 1. Financial Statements
       --------------------

       Included in Part II of this report:

            Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation's 1997 Annual Report to Shareholders and is incorporated by reference in Part II of this report.


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


(b)    Report on Form 8-K
       ------------------

       No reports on Form 8-K were filed for the three months ended December 31, 1997.

                                      SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORTLAND BANCORP


     March 10, 1998                       By  Rodger W. Platt, President
--------------------------                    --------------------------
           Date


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   Chairman of the Board,
Rodger W. Platt                    President and Director     March 10, 1998
--------------------------------                            ----------------
                                   (Principal Executive     Date
                                    Officer)

                                   Executive Vice
                                   President, Secretary
Dennis E. Linville                 and Director               March 10, 1998
--------------------------------                            ----------------
                                                            Date

P. Bennett Bowers                  Director                   March 10, 1998
--------------------------------                            ----------------
                                                            Date

David C. Cole                      Director                   March 10, 1998
--------------------------------                            ----------------
                                                            Date

George E. Gessner                  Director                   March 10, 1998
--------------------------------                            ----------------
                                                            Date

William A. Hagood                  Director                   March 10, 1998
--------------------------------                            ----------------
                                                            Date

James E. Hoffman, III              Director                   March 10, 1998
--------------------------------                            ----------------
                                                            Date

Richard L. Hoover                  Director                   March 10, 1998
--------------------------------                            ----------------
                                                            Date

K. Ray Mahan                       Director                   March 10, 1998
--------------------------------                            ----------------
                                                            Date

Timothy K. Woofter                 Director                   March 10, 1998
--------------------------------                            ----------------
                                                            Date

Lawrence A. Fantauzzi              Controller/Treasurer       March 10, 1998
--------------------------------                            ----------------
                                   (Principal Financial     Date
                                   and Principal Accounting
                                   Officer)

James M. Gasior                    Vice President & Chief     March 10, 1998
--------------------------------                            ----------------
                                   Operations Officer       Date

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

 3.2. Bylaws of the Corporation as currently in effect (incorporated by reference to Exhibit 3a of the Corporation's Report on Form S-l filed February 5, 1988).

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