Form 10-Q
period 1998-03-31
CORTLAND BANCORP INC
filed 1998-05-14
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                               ---------------

                         Commission file number 0-13814
                                                -------

                                Cortland Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Ohio                                           34-1451118
-------------------------------                 --------------------------------
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

Yes   X    NO
    -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding at May 11, 1998
      -----                       ---------------------------
 Common Stock, No Par Value             3,446,109 Shares
 --------------------------             ----------------


AS OF MAY 11, 1998, CORTLAND BANCORP HAD 1,148,703 SHARES OF COMMON STOCK OUTSTANDING ON A PRE-SPLIT BASIS, 3,446,109 ON A POST-SPLIT BASIS.

                 PART I - FINANCIAL INFORMATION
                 ------------------------------


Item 1.  Financial Statements (Unaudited)
-------  --------------------------------


         Cortland Bancorp and Subsidiaries:

            Consolidated Balance Sheets - March 31,
            1998 and December 31, 1997                             2

            Consolidated Statements of Income - Three
            months ended March 31, 1998 and 1997                   3

            Consolidated Statement of Shareholders'
            Equity - Three months ended March 31, 1998             4

            Consolidated Statements of Cash Flows -
            Three months ended March 31, 1998 and 1997             5

            Notes to Consolidated Financial Statements -
            March 31, 1998                                    6 - 15

Item 2.  Management's Discussion and Analysis of
-------  ---------------------------------------
         Financial Condition and Results of Operations       16 - 21
         ---------------------------------------------



                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings                                        22
-------  -----------------

Item 2.  Changes in Securities                                    22
-------  ---------------------

Item 3.  Defaults Upon Senior Securities                          22
-------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders      22
-------  ---------------------------------------------------

Item 5.  Other Information                                        22
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                         22
-------  --------------------------------

Signatures                                                        23
----------




                       CORTLAND BANCORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   (Amounts in thousands, except share data)





                                                                                MARCH 31,             DECEMBER 31,
                                                                                  1998                    1997
                                                                               ---------              ---------
ASSETS
Cash and due from banks                                                        $   9,136              $   9,509
Federal Funds sold                                                                 2,700                  3,100
                                                                               ---------              ---------
     Total cash and cash equivalents                                              11,836                 12,609
                                                                               ---------              ---------
Investment securities available for sale  (Note 3)                               117,045                115,413
Investment securities held to maturity  (approximate market
   value of  $64,590 in 1998 and $73,684 in 1997) (Note 3)                        64,249                 73,183
Total loans (Note 4)                                                             190,413                184,491
   Less allowance for loan losses (Note 4)                                        (2,873)                (2,817)
                                                                               ---------              ---------
      Net loans                                                                  187,540                181,674
                                                                               ---------              ---------
Premises and equipment                                                             5,642                  5,744
Other assets                                                                       4,624                  4,139
                                                                               ---------              ---------

         Total assets                                                          $ 390,936              $ 392,762
                                                                               =========              =========
LIABILITIES
Noninterest-bearing deposits                                                   $  45,629              $  45,652
Interest-bearing deposits                                                        271,475                274,086
                                                                               ---------              ---------
  Total deposits                                                                 317,104                319,738
                                                                               ---------              ---------
Federal Home Loan Bank advances and other borrowings                              29,514                 30,814
Other liabilities                                                                  2,346                  2,001
                                                                               ---------              ---------
         Total liabilities                                                       348,964                352,553
                                                                               ---------              ---------

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock  - $5.00 stated value - authorized
  5,000,000 shares; issued 3,449,289 shares
  in 1998  and 3,414,711 in 1997 (Note 6)                                         17,246                 17,073
Additional paid-in capital (Note 6)                                                2,360                  1,928
Retained earnings                                                                 21,632                 20,429
Accumulated other comprehensive income                                               734                    779
                                                                               ---------              ---------
         Total shareholders' equity                                               41,972                 40,209
                                                                               ---------              ---------
         Total liabilities and shareholders' equity                            $ 390,936              $ 392,762
                                                                               =========              =========





           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries



                       CORTLAND BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                (Amounts in thousands, except  per share data)

                                                                          THREE
                                                                       MONTHS ENDED
                                                                          MARCH 31,
                                                                  ---------------------
                                                                    1998         1997
                                                                  -------       -------
INTEREST INCOME
   Interest and fees on loans                                      $4,173        $3,755
   Interest and dividends on investment securities:
      Taxable interest income                                       1,395         1,600
      Nontaxable interest income                                      245           189
      Dividends                                                        59            55
   Interest on mortgage-backed securities                           1,231         1,232
   Other interest income                                               49             3
                                                                  -------       -------
              Total interest income                                 7,152         6,834
                                                                  -------       -------

INTEREST EXPENSE
   Deposits                                                         2,888         2,948
   Borrowed funds                                                     419           264
                                                                  -------       -------
              Total interest expense                                3,307         3,212
                                                                  -------       -------
                 Net interest income                                3,845         3,622
                 Provision for loan losses                             75             0

                                                                  -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 3,770         3,622
                                                                  -------       -------

OTHER INCOME
   Fees for other customer services                                   335           305
   Investment securities gains - net                                   62            12
   Gain (loss) on sale of loans - net                                   8           (10)
   Other non-interest income                                           61            70
                                                                  -------       -------
               Total other income                                     466           377
                                                                  -------       -------

OTHER EXPENSES
   Salaries and employee benefits                                   1,400         1,383
   Net occupancy expense                                              180           162
   Equipment expense                                                  277           270
   State and local taxes                                              141           135
   Office supplies                                                    109           114
   Marketing expense                                                   73            62
   Legal and litigation expense                                        38            42
   Other operating expenses                                           321           292
                                                                  -------       -------
               Total other expenses                                 2,539         2,460
                                                                  -------       -------

INCOME BEFORE FEDERAL INCOME TAXES                                  1,697         1,539

Federal income taxes                                                  494           472
                                                                  -------       -------

NET INCOME                                                         $1,203        $1,067
                                                                  =======       =======

BASIC EARNINGS PER COMMON SHARE (NOTE 6)                            $0.35         $0.32
                                                                  =======       =======
DILUTED EARNINGS PER COMMON SHARE (NOTE 6)                          $0.35         $0.32
                                                                  =======       =======



          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries



                                                 CORTLAND BANCORP AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                       (Amounts in thousands)


                                                                                      ACCUMULATED      TOTAL
                                                             ADDITIONAL                  OTHER        SHARE-
                                                   COMMON     PAID-IN      RETAINED   COMPREHENSIVE   HOLDERS
                                                    STOCK     CAPITAL      EARNINGS      INCOME       EQUITY

                                      ----------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998                          $5,691     $13,310      $20,429         $779     $40,209
Adjustment for the effect of
     3-for-1 common stock split                     11,382     (11,382)

BALANCE AT JANUARY 1, 1998
     RESTATED                         ----------------------------------------------------------------------
                                                    17,073       1,928       20,429          779      40,209
                                      ----------------------------------------------------------------------

Comprehensive income:

     Net income                                                               1,203                    1,203

     Other comprehensive income,
       net of tax:
         Unrealized losses on available-
             for-sale securities, net of
             reclassification adjustment                                                     (45)        (45)



Total comprehensive income                                                                             1,158

Common stock transactions:
     Shares sold                                       173         432                                   605


                                      ----------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                          $17,246      $2,360      $21,632         $734     $41,972
                                      ======================================================================


DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE
     FOR SALE SECURITY GAINS AND LOSSES:

Unrealized holding losses on
     available-for-sale securities
     arising during the period                                                               (22)

Less:  Reclassification adjustment
     for gains realized in net income                                                         23

Net unrealized losses on available-                                        ---------------------
     for-sale securities, net of tax                                                        ($45)
                                                                           =====================





          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries






                          CORTLAND BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Amount in thousands)





                                                                           FOR THE
                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -----------------------
                                                                       1998          1997
                                                                    ---------      --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                               $1,697        $2,206

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                            (2,394)       (1,999)
   Purchases of securities available for sale                          (6,597)      (10,439)
   Proceeds from sales of securities available for sale                   949         7,631
   Proceeds from call, maturity  and principal
     payments on securities                                            15,207         7,328
   Net increase in loans made to customers                             (6,198)       (4,371)
   Purchase of premises and equipment                                    (108)         (171)
                                                                    ---------      --------
   Net cash flows from investing activities                               859        (2,021)
                                                                    ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposit accounts                         (2,634)          (25)
   Net increase (decrease) in borrowings                               (1,300)       (1,319)
   Proceeds from sale of common stock                                     605           558
                                                                    ---------      --------
   Net cash flows from financing activities                            (3,329)         (786)
                                                                    ---------      --------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                               (773)         (601)


CASH AND CASH EQUIVALENTS
   Beginning of period                                                 12,609        10,083
                                                                    ---------      --------
   End of period                                                      $11,836        $9,482
                                                                    =========      ========

SUPPLEMENTAL DISCLOSURES
   Interest paid                                                       $3,363        $3,221
   Income taxes paid                                                       $0           $53




          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


         2.)      Reclassifications:

         Certain items contained in the 1997 financial statements have been reclassified to conform with the presentation for 1998. Such reclassifications had no effect on the net results of operations.

         3.)      Investment Securities:

         Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization or accretion included in interest income.

         Securities classified as available for sale are those that could be sold for liquidity, investment management, or similar reasons even though management has no present intentions to do so. Securities available for sale are carried at fair value using the specific identification method. Changes in the unrealized gains and losses on available for sale securities are recorded net of tax effect as a component of comprehensive income.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. For the quarter ended March 31, 1998, the table below sets forth the proceeds, gains and losses realized on securities sold or called:

                                                           THREE MONTHS ENDED
                                                            March 31, 1998

         Proceeds on securities sold                          $   949
         Gross realized gains on securities sold                   31
         Gross realized losses on securities sold                   0

         Proceeds on securities called                        $ 3,861
         Gross realized gains on securities called                 31
         Gross realized losses on securities called                 0

         Securities available for sale, carried at fair value, totalled $117,045 at March 31, 1998 and $115,413 at December 31, 1997 representing 64.6% and 61.2%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management's opinion.

         Investment securities with a carrying value of approximately $32,386 at March 31, 1998 and $33,191 at December 31, 1997 were pledged to secure deposits and for other purposes.

                        CORTLAND BANCORP AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         The amortized cost and estimated market value of debt securities at March 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.




Investment securities            AMORTIZED        ESTIMATED
--------------------                COST         FAIR  VALUE
available for sale               ---------      -------------
------------------

Due in one year or less          $ 12,159         $ 12,170
Due after one year
 through five years                28,324           28,616
Due after five years
 through ten years                 15,110           15,278
Due after ten years
                                      815              824
                                 --------         --------
                                   56,408           56,888
Mortgage-backed Securities         55,339           56,109
                                 --------         --------
                                 $111,747         $112,997
                                 ========         ========

Investment securities
---------------------           AMORTIZED        ESTIMATED
held to maturity                  COST          FAIR  VALUE
----------------                ---------       -----------

Due in one year or less          $  3,666         $  3,674
Due after one year
 through five years                10,451           10,509
Due after five years
 through ten years                 23,838           23,992
Due after ten years                 7,356            7,319
                                 --------         --------
                                   45,311           45,494
Mortgage-backed Securities         18,938           19,096
                                 --------         --------
                                 $ 64,249         $ 64,590
                                 ========         ========


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)



         The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 1998, are as follows:



Investment                                       GROSS       GROSS     ESTIMATED
securities available               AMORTIZED  UNREALIZED   UNREALIZED     FAIR
for sale                             COST        GAINS       LOSSES      VALUE
--------                             ----        -----       ------      -----
U.S. Treasury
  securities                        $ 29,816    $    275    $     12    $ 30,079
U.S. Government
  agencies and
  corporations                        19,740         175          17      19,898
Obligations of states
  and political
  subdivisions                         6,852          60           1       6,911
Mortgage-backed and
  related securities                  55,339         852          82      56,109
                                    --------    --------    --------    --------
         Total                       111,747       1,362         112     112,997
Marketable equity
  securities                           2,171         182         208       2,145
Other securities                       1,903           0           0       1,903
                                    --------    --------    --------    --------
      Total available
       for sale                     $115,821    $  1,544    $    320    $117,045
                                    ========    ========    ========    ========




Investment                                        GROSS       GROSS    ESTIMATED
securities held                    AMORTIZED   UNREALIZED   UNREALIZED   FAIR
to maturity                          COST        GAINS       LOSSES      VALUE
-----------                          ----        -----       ------      -----
U.S. Government
  agencies and
  corporations                       $30,378     $   161     $    85     $30,454
Obligations of states
  and political
  subdivisions                        14,933         183          76      15,040
Mortgage-backed and
   related securities                 18,938         178          20      19,096
                                     -------     -------     -------     -------
      Total held to
       maturity                      $64,249     $   522     $   181     $64,590
                                     =======     =======     =======     =======


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)



         The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1997:



Investment                                      GROSS       GROSS      ESTIMATED
securities available               AMORTIZED  UNREALIZED  UNREALIZED     FAIR
for sale                              COST       GAINS       LOSSES      VALUE
--------                              ----       -----       ------      -----
U.S. Treasury
  securities                        $ 29,855    $    299    $     20    $ 30,134
U.S. Government
  agencies and
  corporations                        18,867         212           1      19,078
Obligations of states
  and political
  subdivisions                         7,103          70           1       7,172
Mortgage-backed and
  related securities                  54,241         873          82      55,032
                                    --------    --------    --------    --------
         Total                       110,066       1,454         104     111,416
Marketable equity
  securities                           2,171         166         214       2,123
Other securities                       1,874                               1,874
                                    --------    --------    --------    --------
     Total available
       for sale                     $114,111    $  1,620    $    318    $115,413
                                    ========    ========    ========    ========




Investment                                        GROSS       GROSS    ESTIMATED
securities held                     AMORTIZED  UNREALIZED  UNREALIZED    FAIR
to maturity                           COST       GAINS       LOSSES     VALUE
-----------                           ----       -----       ------     -----
U.S. Government
  agencies and
  corporations                       $39,448     $   246     $    83     $39,611
Obligations of states
  and political
  subdivisions                        13,867         193          34      14,026
Mortgage-backed and
 related securities                   19,868         200          21      20,047
                                     -------     -------     -------     -------
     Total held to
       maturity                      $73,183     $   639     $   138     $73,684
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

                                                     CONTRACT OR
                                                   NOTIONAL AMOUNT
                                            ----------------------------
                                                March 31,    December 31,
                                                 1998           1997
                                            -------------     --------
   Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                          $ 5,762      $  6,241
            Variable                             36,515        36,774
        Standby letters of credit                   415           361


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio:

                                              March 31,          December 31,
                                                1998                1997
                                           -------------          --------

   1-4 family residential mortgages             43.3%              43.1%
   Commercial mortgages                         28.1%              27.1%
   Consumer loans                                9.7%              10.3%
   Commercial loans                             13.9%              14.1%
   Home equity loans                             5.0%               5.4%

         Included in 1-4 family residential mortgages as of March 31, 1998 are $1,499 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1997 totaled $1,756.

         The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 1998 and March 31, 1997:

                                                1998          1997
                                              --------      --------
Loans accounted for on a
  nonaccrual basis                            $2,208        $1,699

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                         11            73

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)                  173           182


                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of March 31, 1998.

Gross interest income that would have been recorded
  if the loans had been current in accordance with
  their original terms                                                $77

Interest income actually included in income on
  the loans                                                            28

         A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is charged-off, any interest that has been accrued and not collected on the loan is charged against earnings.

         Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 1998, the recorded investment in impaired loans was $1,798 while the related portion of the allowance for loan losses was $328.

         As of March 31, 1998, there were $2,215 in loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans. The Small Business Administration has guaranteed $220 of this total.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The following is an analysis of the allowance for loan losses at March 31, 1998 and 1997:

                                                         1998            1997

Balance at beginning of period                         $ 2,817         $ 2,966
Loan charge-offs:
  1-4 family residential mortgages                                           4
  Commercial mortgages                                                      10
  Consumer loans                                            44              26
  Commercial loans
  Home equity loans                                                          9
                                                       -------         -------

                                                            44              49
                                                       -------         -------

Recoveries on previous loan losses:
  1 - 4 family residential mortgages                                         1
  Commercial mortgages
  Consumer loans                                            23              28
  Commercial loans                                           2               1
                                                       -------         -------
  Home equity loans
                                                            25              30
                                                       -------         -------
Net loan losses                                            (19)            (19)

Provision charged to operations                             75
                                                       -------         -------
Balance at end of period                               $ 2,873         $ 2,947
                                                       -------         -------

Ratio of net charge-offs to
  average net loans outstanding                            1.5%            1.8%
                                                       =======         =======

         For each of the periods presented above, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience, the status of past due interest and principal payments, the quality of financial information supplied by the customers and the general economic condition present in the lending area of the Company's bank subsidiary.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                  (Dollars in thousands except per share data)



         5.)   Legal Proceedings:

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


         6.)  Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                        ---------------------------------
                                               1998              1997
                                        ---------------------------------

Net Income                              $       1,203       $       1,067

Average common
 shares outstanding *                       3,448,374           3,381,201

Basic earnings per share *              $        0.35       $        0.32

Dilutive earnings per share *           $        0.35       $        0.32

 (*) On April 14, 1998, the Company's Board of Directors approved a three-for-one common stock split, which will be paid May 15 to shareholders of record as of April 25, 1998. Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 1998, and the three-for-one stock split of May 15, 1998.

         Common Stock issued and additional paid-in capital have been restated for the aforementioned stock split for March 31, 1998 and December 31, 1997.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                             (Dollars in thousands)

Note Regarding Forward-looking Statements
-----------------------------------------

         In addition to historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates in the Company's market area.

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

         Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, and access to the Federal Reserve Discount Window and the Federal Home Loan Bank of Cincinnati.

         Cash and cash equivalents decreased $773 compared to year end 1997. Operating activities provided cash of $1.7 million and $2.2 million during the three months ended March 31, 1998 and 1997 respectively. Refer to the Consolidated Statement of Cash Flows for a summary of the sources and uses of cash for March 31, 1998 and 1997.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

Capital Resources
-----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 11.9% for the three months ended March 31, 1998, as compared to 11.8% for the like period during 1997. Overall during the first three months of 1998, capital grew at the annual rate of 17.5%, a figure which reflects earnings, common stock issued, and the net change in the estimated fair value of available for sale securities.


         During the first three months of 1998, the Company issued 34,578 shares of common stock (restated for the 3-for-1 common stock split effective May 15, 1998) which resulted in proceeds of $605. Of the 34,578 shares issued, 31,296 shares were issued through the Company's dividend reinvestment plan. The remaining 3,282 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         These standards also classify capital into two tiers, referred to as Tier 1 and Tier 2. The Company's Tier 1 capital consists of common shareholders' equity (excluding any gain or loss on available for sale debt securities) less net unrealized loss on equity securities with readily determinable fair values and intangible assets. Tier 2 capital is the allowance for loan and lease losses reduced for certain regulatory limitations. Risk based capital standards require a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines.

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

         The table below illustrates the Company's risk weighted capital ratios at March 31, 1998 and December 31, 1997.

                                        March 31, 1998     December 31, 1997
                                        --------------     -----------------
    Tier 1 Capital                           $ 40,765             $ 38,933

    Tier 2 Capital                              2,393                2,326
                                             --------             --------
    TOTAL QUALIFYING
    CAPITAL                                  $ 43,158             $ 41,259
                                             ========             ========

    Risk Adjusted
    Total Assets (*)                         $190,987             $185,571

     Tier 1 Risk-Based
     Capital Ratio                              21.34%               20.98%

     Total Risk-Based
     Capital Ratio                              22.60%               22.23%

     Tier 1 Risk-Based
     Capital to Average Assets
     (Leverage Capital Ratio)                   10.47%               10.17%

  (*) Includes off-balance sheet exposures.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $389,521 for the three months ended March 31, 1998 and $382,785 for the year ended December 31, 1997.

First Three Months of 1998 as Compared to First Three Months of 1997
--------------------------------------------------------------------

         During the first three months of 1998, net interest income after provision for loan losses increased by $148 compared to the first three months of 1997. Total interest income increased by $318 or 4.7% from the level recorded in 1997. This was accompanied by an increase in interest expense of $95 or 3.0%, and a provision for loan loss of $75 in 1998 with no provision required in 1997.

         The average rate paid on interest sensitive liabilities increased by 5 basis points year-over-year. The average balance of interest sensitive liabilities increased by $5,574 or 1.9%, primarily reflecting an $11,356 increase in average borrowings from the Federal Home Loan Bank.

         Interest and dividend income on securities registered a decrease of $146 or 4.7% during the first three months of 1998 when compared to 1997. The average invested balances declined by 3.8%, decreasing by $7,204 over the levels of a year ago. The decrease in the average balance of investment securities was accompanied by no change in the portfolio yield.

         Interest and fees on loans increased by $418 for the first three months of 1998 compared to 1997, representing the net effect of a $20,088 increase in the average balance of the loan portfolio. This 12.0% year-over-year increase was accompanied by an 8 basis point decline in yield.

         Other interest income increased by $46 from the same period a year ago due to an increase in the average balance of Federal Funds sold, which increased by $3,300. The yield increased by 28 basis points reflecting the slight tightening in Fed policy effected a year ago.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

   Overall average earning assets grew by $16,184, or 4.5%, from the same period last year, with the tax equivalent yield on earning assets unchanged at 7.8%. The tax equivalent yield of the investment portfolio measured 6.6%, while the loan portfolio yielded 9.0%. The tax equivalent net interest margin increased to 4.2% from the 4.1% achieved during last year's first quarter.

         Other income from all sources increased by $89 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $18 from the same period a year ago, reflecting more favorable market conditions. Gains on securities called and gains on the sale of available for sale investment securities showed an increase of $50 from year ago levels. Fees for other customer services increased by $30. Other sources of non-interest income declined by $9 from the same period a year ago.

     Loans increased by $5,922 during the quarter. Loans as a percentage of earning assets stood at 50.9% as of March 31, 1998 as compared to 47.6% on March 31, 1997. The loan to deposit ratio at the end of the first three months of 1998 was 60.0% compared to 53.1% at the end of the same period a year ago. The investment portfolio represented 57.2% of each deposit dollar, down from 59.5% a year ago.

         Loan charge-offs during the first three months were $44 in 1998 and $49 in 1997, while the recovery of previously charged-off loans amounted to $25 in 1998 compared to $30 in 1997. A provision for loan loss of $75 was charged to operations in 1998, compared to no provision charged in 1997. The provision was booked due to increased loan volume and the deterioration in condition of certain specific credits. At March 31, 1998, the loan loss allowance of $2,873 represented 1.5% of outstanding loans. Non accrual loans at March 31, 1998 represented 1.2% of the loan portfolio compared to 0.9% at December 31, 1997.

         Total other expenses in the first three months were $2,539 in 1998 compared to $2,460 in 1997, an increase of $79 or 3.2%. Full time equivalent employment during the first three months averaged 187 employees in 1998, a 4.1% decline from the 195 in 1997. Salaries and benefits increased by only $17 over the similar period a year ago, representing an increase of 1.2%.

         For the first three months of 1998, state and local taxes increased by $6 or 4.4%. Occupancy and equipment expense increased by $25 or 5.8%. All other expense categories increased by 6.1% or $31 as a group. First quarter 1998 expenses include the newest branch office of the Company's Bank subsidiary which opened during the third quarter of 1997.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 -----------------------------------------------

                             (Dollars in thousands)

         Income before income tax expense amounted to $1,697 for the first three months of 1998 compared to $1,539 for the similar period of 1997. The effective tax rate for the first three months was 29.1% in 1998 compared to 30.7% in 1997, resulting in income tax expense of $494 and $472, respectively. Net income for the first three months registered $1,203 in 1998 compared to $1,067 in 1997, representing a 9.4% increase in per share amounts from the $0.32 earned in 1997 to the $0.35 recorded in 1998.

New Accounting Standards
------------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. Adoption of this standard did not have a material impact on the Company's financial position or results of operation.

Year 2000
---------

     Cortland Bancorp has established a "Year 2000 project management team" to provide a structured format for thoroughly addressing the Year 2000 problem. The project team seeks to ensure that the Bank's operational and financial systems will not be adversely affected by Year 2000 software or hardware failures, due to processing errors arising from calculations using the Year 2000 date. The Bank is requiring its computer systems and software vendors to represent that the products provided are, or will be, Year 2000 compliant, and has planned a program of testing for compliance.

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

                                             Cortland Bancorp
                                             ----------------
                                             (Registrant)


 DATED: May 11, 1998                         Lawrence A. Fantauzzi
        ------------                         ---------------------
                                             Controller/Treasurer
                                             (Principal Financial Officer)



 DATED: May 11, 1998                         Dennis E. Linville
        ------------                         ------------------
                                             Executive Vice-President,
                                             Secretary and Director
                                             (Duly Authorized Officer)