Form 10-Q
period 1998-06-30
CORTLAND BANCORP INC
filed 1998-08-14
CIK 774569

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998
                               ---------------

                        Commission file number 0-13814
                                               -------


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


                                (330) 637-8040
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO
   ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                               Outstanding at August 10, 1998
      -----                               ------------------------------
 Common Stock, No Par Value                       3,463,529 Shares
 --------------------------                       ----------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.   Financial Statements (Unaudited)
-------   --------------------------------


          Cortland Bancorp and Subsidiaries:

            Consolidated Balance Sheets - June 30,
            1998 and December 31, 1997                                   2

            Consolidated Statements of Income - Six
            months ended June 30, 1998 and 1997                          3

            Consolidated Statement of Shareholders'
            Equity - Six months ended June 30, 1998                      4

            Consolidated Statements of Cash Flows -
            Six months ended June 30, 1998 and 1997                      5

            Notes to Consolidated Financial Statements -
            June 30, 1998                                           6 - 15

Item 2.   Management's Discussion and Analysis of
-------   ---------------------------------------
          Financial Condition and Results of Operations            16 - 22
          ---------------------------------------------



                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                             23
-------   -----------------

Item 2.   Changes in Securities                                         23
-------   ---------------------

Item 3.   Defaults Upon Senior Securities                               23
-------   -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders           23
-------   ---------------------------------------------------

Item 5.   Other Information                                             24
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                              24
-------   --------------------------------

Signatures                                                              25
----------

                       CORTLAND BANCORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)








                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      1998               1997
                                                                                  ----------         ------------
ASSETS
Cash and due from banks                                                            $   9,308           $   9,509
Federal Funds sold                                                                     1,300               3,100
                                                                                   ---------           ---------
     Total cash and cash equivalents                                                  10,608              12,609
                                                                                   ---------           ---------
Investment securities available for sale  (Note 3)                                   120,244             115,413
Investment securities held to maturity  (approximate market
   value of  $61,460 in 1998 and $73,684 in 1997) (Note 3)                            61,000              73,183
Total loans (Note 4)                                                                 195,843             184,491
   Less allowance for loan losses (Note 4)                                            (2,959)             (2,817)
                                                                                   ---------           ---------
      Net loans                                                                      192,884             181,674
                                                                                   ---------           ---------
Premises and equipment                                                                 5,480               5,744
Other assets                                                                           4,317               4,139
                                                                                   ---------           ---------

         Total assets                                                              $ 394,533           $ 392,762
                                                                                   =========           =========

LIABILITIES
Noninterest-bearing deposits                                                       $  47,889           $  45,652
Interest-bearing deposits                                                            270,498             274,086
                                                                                   ---------           ---------
  Total deposits                                                                     318,387             319,738
                                                                                   ---------           ---------
Federal Home Loan Bank advances and other borrowings                                  31,782              30,814
Other liabilities                                                                      1,916               2,001
                                                                                   ---------           ---------
         Total liabilities                                                           352,085             352,553
                                                                                   ---------           ---------

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized 5,000,000 shares; issued
  3,449,291 shares in 1998  and 3,414,711 in 1997 (Note 6)                            17,246              17,073
Additional paid-in capital (Note 6)                                                    2,360               1,928
Retained earnings                                                                     22,180              20,429
Accumulated other comprehensive income                                                   723                 779
Treasury stock, at cost, 3,181 shares                                                    (61)
                                                                                   ---------           ---------
         Total shareholders' equity                                                   42,448              40,209
                                                                                   ---------           ---------

         Total liabilities and shareholders' equity                                $ 394,533           $ 392,762
                                                                                   =========           =========






          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                       2

                       CORTLAND BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE                         SIX
                                                                          MONTHS ENDED                 MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                    ----------------------      -----------------------
                                                                      1998          1997          1998            1997
                                                                    --------      --------      --------      ---------
INTEREST INCOME
   Interest and fees on loans                                        $ 4,403       $ 4,003       $ 8,576       $ 7,758
   Interest and dividends on investment securities:
      Taxable interest income                                          1,229         1,556         2,624         3,156
      Nontaxable interest income                                         301           188           546           377
      Dividends                                                           67            59           126           114
   Interest on mortgage-backed securities                              1,224         1,246         2,455         2,478
   Other interest income                                                  63            75           112            78
                                                                     -------       -------       -------       -------
              Total interest income                                    7,287         7,127        14,439        13,961
                                                                     -------       -------       -------       -------

INTEREST EXPENSE
   Deposits                                                            2,848         3,052         5,736         6,000
   Borrowed funds                                                        419           280           838           544
                                                                     -------       -------       -------       -------
              Total interest expense                                   3,267         3,332         6,574         6,544
                                                                     -------       -------       -------       -------
                 Net interest income                                   4,020         3,795         7,865         7,417
                 Provision for loan losses                               125             0           200             0

                                                                     -------       -------       -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    3,895         3,795         7,665         7,417
                                                                     -------       -------       -------       -------

OTHER INCOME
   Fees for other customer services                                      338           322           673           627
   Investment securities gains - net                                       7            19            69            31
   Gain on sale of loans - net                                            38            20            46            10
   Other non-interest income                                              60            40           121           110
                                                                     -------       -------       -------       -------
               Total other income                                        443           401           909           778
                                                                     -------       -------       -------       -------

OTHER EXPENSES
   Salaries and employee benefits                                      1,362         1,380         2,762         2,763
   Net occupancy expense                                                 189           166           369           328
   Equipment expense                                                     280           273           557           543
   State and local taxes                                                 142           130           283           265
   Office supplies                                                       125           117           234           231
   Marketing expense                                                      79            61           152           123
   Legal and litigation expense                                           58            53            96            95
   Other operating expenses                                              369           303           690           595
                                                                     -------       -------       -------       -------
               Total other expenses                                    2,604         2,483         5,143         4,943
                                                                     -------       -------       -------       -------

INCOME BEFORE FEDERAL INCOME TAXES                                     1,734         1,713         3,431         3,252

Federal income taxes                                                     497           536           991         1,008
                                                                     -------       -------       -------       -------

NET INCOME                                                           $ 1,237       $ 1,177       $ 2,440       $ 2,244
                                                                     =======       =======       =======       =======

BASIC EARNINGS PER COMMON SHARE (NOTE 6)                             $  0.36       $  0.35       $  0.71       $  0.66
                                                                     =======       =======       =======       =======
DILUTED EARNINGS PER COMMON SHARE (NOTE 6)                           $  0.36       $  0.35       $  0.71       $  0.66
                                                                     =======       =======       =======       =======


          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                       3

                       CORTLAND BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)




                                                                                                        ACCUMULATED         TOTAL
                                                                 ADDITIONAL                               OTHER             SHARE-
                                                       COMMON     PAID-IN      RETAINED     TREASURY   COMPREHENSIVE       HOLDERS
                                                        STOCK     CAPITAL      EARNINGS      STOCK        INCOME            EQUITY
                                                    -------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1998                           $  5,691     $ 13,310     $ 20,429                     $779          $ 40,209
Adjustment for the effect of
     3-for-1 common stock split                        11,382      (11,382)

BALANCE AT JANUARY 1, 1998
     RESTATED                                      --------------------------------------------------------------------------------
                                                       17,073        1,928       20,429                      779            40,209
                                                   --------------------------------------------------------------------------------


Comprehensive income:

     Net income                                                                   2,440                                      2,440

     Other comprehensive income, net of tax:
         Unrealized losses on available-
             for-sale securities, net of
             reclassification adjustment                                                                     (56)              (56)



                                                                                                                          --------
Total comprehensive income                                                                                                   2,384

Common stock transactions:
     Shares sold                                          173          432                                                     605
     Treasury shares purchased                                                                 (61)                            (61)
     Cash dividends declared
       ($0.20 per share)                                                           (689)                                      (689)



                                                   --------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                             $ 17,246     $  2,360     $ 22,180       ($61)         $723          $ 42,448
                                                   ================================================================================



DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE
     FOR SALE SECURITY GAINS AND LOSSES:

Unrealized holding losses on
     available-for -sale securities
     arising during the period                                                                               (32)

Less:  Reclassification adjustment
     for gains realized in net income                                                                         24

Net unrealized losses on available-                                                                     --------
     for-sale securities, net of tax                                                                        ($56)
                                                                                                        ========




          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                       4





                       CORTLAND BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in thousands)





                                                                                                  FOR THE
                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                     ---------------------------------
                                                                                         1998                   1997
                                                                                     -----------             ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                              $  1,417               $  4,385

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                                             (7,537)                (3,380)
   Purchases of securities available for sale                                          (15,565)               (20,606)
   Proceeds from sales of securities available for sale                                    949                 15,207
   Proceeds from call, maturity  and principal
     payments on securities                                                             29,230                 15,726
   Net increase in loans made to customers                                              (9,809)               (12,613)
   Purchase of premises and equipment                                                     (158)                  (327)
                                                                                      --------               --------
   Net cash flows from investing activities                                             (2,890)                (5,993)
                                                                                      --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposit accounts                                          (1,351)                 3,990
   Net increase in borrowings                                                              968                  4,815
   Proceeds from sale of common stock                                                      605                    580
   Dividends paid on common stock                                                         (689)                  (548)
   Purchase of treasury stock                                                              (61)
                                                                                      --------               --------
   Net cash flows from financing activities                                               (528)                 8,837
                                                                                      --------               --------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (2,001)                 7,229


CASH AND CASH EQUIVALENTS
   Beginning of period                                                                  12,609                 10,083
                                                                                      --------               --------
   End of period                                                                      $ 10,608               $ 17,312
                                                                                      ========               ========

SUPPLEMENTAL DISCLOSURES
   Interest paid                                                                      $  6,659               $  6,510
   Income taxes paid                                                                  $  1,025               $    993






          See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                       5

                       CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

                            (Dollars in thousands)

         1.)  Management Representation:


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


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

                       CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

                            (Dollars in thousands)


         Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

                                   THREE MONTHS      SIX MONTHS
                                  June 30, 1998     June 30, 1998
                                  -------------     -------------

   Proceeds on securities sold      $     0          $  949
   Gross realized gains                   0              31
   Gross realized losses                  0               0

   Proceeds on securities called    $ 3,250          $7,111
   Gross realized gains                   7              38
   Gross realized losses                  0               0

         Securities available for sale, carried at fair value, totalled $120,244 at June 30, 1998 and $115,413 at December 31, 1997 representing 66.3%
and 61.2%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management's opinion.

         Investment securities with a carrying value of approximately $29,391 at June 30, 1998 and $33,191 at December 31, 1997 were pledged to secure deposits and for other purposes.

                       CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

                            (Dollars in thousands)


         The amortized cost and estimated market value of debt securities at June 30, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.




Investment securities                 AMORTIZED         ESTIMATED
available for sale                       COST           FAIR VALUE
------------------                    ---------         ----------

Due in one year or less                $ 19,634         $ 19,745
Due after one year
 through five years                      23,121           23,407
Due after five years
 through ten years                       11,251           11,398
Due after ten years                       4,661            4,608
                                       --------         --------
                                         58,667           59,158
Mortgage-backed Securities               56,276           57,041
                                       --------         --------
                                       $114,943         $116,199
                                       ========         ========


Investment securities                  AMORTIZED        ESTIMATED
held to maturity                          COST         FAIR  VALUE
----------------                       ---------       -----------


Due in one year or less                $  2,604         $  2,607
Due after one year
 through five years                       9,860            9,945
Due after five years
 through ten years                       20,250           20,477
Due after ten years                       9,846            9,806
                                       --------         --------
                                         42,560           42,835
Mortgage-backed Securities               18,440           18,625
                                       --------         --------
                                       $ 61,000         $ 61,460
                                       ========         ========

                       CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

                            (Dollars in thousands)



         The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 1998, are as follows:



Investment                                      GROSS      GROSS     ESTIMATED
securities available              AMORTIZED  UNREALIZED  UNREALIZED     FAIR
for sale                             COST       GAINS      LOSSES      VALUE
--------                          ---------- ----------  ----------  ----------

U.S. Treasury
  securities                      $ 29,777    $    281    $      5    $ 30,053
U.S. Government
  agencies and
  corporations                      18,213         214           5      18,422
Obligations of states
  and political
  subdivisions                      10,677          67          61      10,683
Mortgage-backed and
  related securities                56,276         841          76      57,041
                                  --------    --------    --------    --------
         Total                     114,943       1,403         147     116,199
Marketable equity
  securities                         2,171         147         206       2,112
Other securities                     1,933           0           0       1,933
                                  --------    --------    --------    --------
         Total available
           for sale               $119,047    $  1,550    $    353    $120,244
                                  ========    ========    ========    ========




Investment                                       GROSS       GROSS    ESTIMATED
securities held                    AMORTIZED  UNREALIZED  UNREALIZED     FAIR
to maturity                           COST       GAINS      LOSSES       VALUE
-----------                       ----------  ----------  ----------  ----------
U.S. Government
  agencies and
  corporations                    $ 25,069    $    175    $     43    $ 25,201
Obligations of states
  and political
  subdivisions                      17,491         226          83      17,634
Mortgage-backed and
  related securities                18,440         192           7      18,625
                                  --------    --------    --------    --------
         Total held to
           maturity               $ 61,000    $    593    $    133    $ 61,460
                                  ========    ========    ========    ========


                       CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

                            (Dollars in thousands)



         The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1997:



Investment                                      GROSS       GROSS    ESTIMATED
securities available              AMORTIZED  UNREALIZED  UNREALIZED    FAIR
for sale                             COST       GAINS       LOSSES     VALUE
--------                          ---------- ----------  ---------- ----------
U.S. Treasury
  securities                      $ 29,855    $    299    $     20    $ 30,134
U.S. Government
  agencies and
  corporations                      18,867         212           1      19,078
Obligations of states
  and political
  subdivisions                       7,103          70           1       7,172
Mortgage-backed and
  related securities                54,241         873          82      55,032
                                  --------    --------    --------    --------
         Total                     110,066       1,454         104     111,416
Marketable equity
  securities                         2,171         166         214       2,123
Other securities                     1,874                               1,874
                                  --------    --------    --------    --------
         Total available
           for sale               $114,111    $  1,620    $    318    $115,413
                                  ========    ========    ========    ========




Investment                                     GROSS       GROSS     ESTIMATED
securities held                   AMORTIZED  UREALIZED  UNREALIZED     FAIR
to maturity                         COST       GAINS      LOSSES       VALUE
-----------                       ---------- ---------- ----------  ----------
U.S. Government
  agencies and
  corporations                    $ 39,448    $    246    $     83    $ 39,611
Obligations of states
  and political
  subdivisions                      13,867         193          34      14,026
Mortgage-backed and
  related securities                19,868         200          21      20,047
                                  --------    --------    --------    --------
         Total held to
           maturity               $ 73,183    $    639    $    138    $ 73,684
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

         In the event of nonperformance by the other party, the Company's exposure to credit loss on these financial instruments is represented by the contract or notional amount of the instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet. The amount and nature of collateral obtained, if any, is based on management's credit evaluation.

                                                CONTRACT OR
                                              NOTIONAL AMOUNT
                                         --------------------------
                                          June 30,     December 31,
                                            1998           1997
                                         -----------   ------------

   Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                       $ 6,620      $  6,241
            Variable                          24,524        36,774
        Standby letters of credit                385           361


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

                       CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

                            (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio:

                                                                          June 30,         December 31,
                                                                           1998                1997
                                                                           ----                ----

   1-4 family residential mortgages                                        43.8%               43.1%
   Commercial mortgages                                                    28.8%               27.1%
   Consumer loans                                                          10.3%               10.3%
   Commercial loans                                                        12.3%               14.1%
   Home equity loans                                                        4.8%                5.4%

         Included in 1-4 family residential mortgages as of June 30, 1998 are $3,357 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1997 totaled $1,756.

         The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 1998 and June 30, 1997:

                                                                          1998         1997
                                                                      -----------    --------
Loans accounted for on a
  nonaccrual basis                                                       $1,014        $1,487

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                                                     5            78

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)                                             169           181


                       CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

                            (Dollars in thousands)

         The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of June 30, 1998.

Gross interest income that would have been recorded if the loans had been
  current in accordance with their original terms                                           $94

Interest income actually included in income on the loans                                     23

         A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is charged-off, any interest that has been accrued and not collected on the loan is charged against earnings.

         Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family , consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 1998, the recorded investment in impaired loans was $816 while the related portion of the allowance for loan losses was $158.

         As of June 30, 1998, there were $2,149 in loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans. The Small Business Administration has guaranteed $217 of this total. The portion of the allowance for loan losses related to these potential problem loans was $200.

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





                       CORTLAND BANCORP AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

                            (Dollars in thousands)

         The following is an analysis of the allowance for loan losses for the six month periods ended June 30, 1998 and 1997:

                                                          1998          1997
                                                        --------      --------

Balance at beginning of period                           $2,817        $2,966
Loan charge-offs:
  1-4 family residential mortgages                            0             9
  Commercial mortgages                                        0            10
  Consumer loans                                             80            72
  Commercial loans                                           20             0
  Home equity loans                                           1            12
                                                         ------        ------

                                                            101           103

Recoveries on previous loan losses:
  1 - 4 family residential mortgages                          0             0
  Commercial mortgages                                        0             1
  Consumer loans                                             39            38
  Commercial loans                                            4             6
  Home equity loans                                           0             0
                                                         ------        ------
                                                             43            45
Net loan losses                                              58            58

Provision charged to operations                             200             0
                                                         ------        ------
Balance at end of period                                 $2,959        $2,908
                                                         ------        ------

Ratio of net charge-offs to
  average net loans outstanding                            0.06%         0.07%
                                                         ======        ======

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

         6.)  Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                          JUNE 30,                      JUNE 30,
                               -----------------------------   -----------------------------
                                    1998            1997            1998            1997
                               -------------   -------------   -------------   -------------


Net Income                           $1,237           $1,177          $2,440          $2,244

Average common
 shares outstanding *              3,446,667       3,385,061       3,447,516       3,383,141

Basic earnings per share *             $0.36           $0.35           $0.71           $0.66

Diluted earnings per share *           $0.36           $0.35           $0.71           $0.66

           (*) On April 14, 1998, the Company's Board of Directors approved a three-for-one common stock split which was paid May 15 to shareholders of record as of April 25, 1998. Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to both the 3%
          stock dividend of January 1, 1998, and the three-for-one stock split of May
          15, 1998.

     Common stock issued and additional paid-in capital have been restated for the aforementioned stock split for both June 30, 1998 and December 31, 1997.

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

         Cash and cash equivalents decreased $2,001 compared to year end 1997. Operating activities provided cash of $1.4 million and $4.4 million during the six months ended June 30, 1998 and 1997, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 1998 and 1997.

                       CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                            (Dollars in thousands)

Capital Resources
-----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 8.5% for the six months ended June 30, 1998, as compared to 9.2% for the like period during 1997. Overall during the first six months of 1998, capital grew at the annual rate of 11.1%, a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased and the net change in the estimated fair value of available for sale securities.


     During the first six months of 1998, the Company issued 34,578 shares of common stock (restated for the 3-for-1 common stock split effective May 15, 1998) which resulted in proceeds of $605. Of the 34,578 shares issued, 31,296 shares were issued through the Company's dividend reinvestment plan. The remaining 3,282 shares were issued through the subsidiary bank's 401-k Plan which offers employees the choice of investing in the common stock of the Company as one of several participant directed investment options.

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

         The table below illustrates the Company's risk weighted capital ratios at June 30, 1998 and December 31, 1997.

                               June 30, 1998    December 31, 1997
                               -------------    -----------------
Tier 1 Capital                   $ 41,240            $ 38,933

Tier 2 Capital                      2,456               2,326
                                 --------            --------
TOTAL QUALIFYING
CAPITAL                          $ 43,696            $ 41,259
                                 ========            ========

Risk Adjusted
Total Assets (*)                 $196,002            $185,571

 Tier 1 Risk-Based
 Capital Ratio                      21.04%              20.98%

 Total Risk-Based
 Capital Ratio                      22.29%              22.23%

 Tier 1 Risk-Based
 Capital to Average Assets
 (Leverage Capital Ratio)           10.53%              10.17%

  (*) Includes off-balance sheet exposures.

                       CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                            (Dollars in thousands)

         Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $391,517 for the six months ended June 30, 1998 and $382,785 for the year ended December 31, 1997.

First Six Months of 1998 as Compared to First Six Months of 1997
----------------------------------------------------------------

         During the first six months of 1998, net interest income after provision for loan losses increased by $248 compared to the first six months of 1997. Total interest income increased by $478 or 3.4% from the level recorded in 1997. This was accompanied by an increase in interest expense of $30 or 0.5%, and a provision for loan loss of $200 in 1998 compared to no provision requirement in 1997.

         The average rate paid on interest sensitive liabilities declined by 3 basis points year-over-year. The average balance of interest sensitive liabilities increased by $3,232 or 1.1%, primarily reflecting a $10,961 increase in average borrowings from the Federal Home Loan Bank and a $7,798 decrease in large certificates of deposit (amounts of $100,000 of more).

         Interest and dividend income on securities registered a decrease of $374 or 6.1% during the first six months of 1998 when compared to 1997. The average invested balances declined by 3.7%, decreasing by $7,011 over the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 9 basis point decrease in the portfolio yield.

         Interest and fees on loans increased by $818 for the first six months of 1998 compared to 1997, representing the net effect of a $19,659 increase in the average balance of the loan portfolio. This 11.5% year-over-year increase was accompanied by a 13 basis point decline in yield.

         Other interest income increased by $34 from the same period a year ago due to an increase in the average balance of Federal Funds sold, which increased by $1,198. The yield increased by 2 basis points reflecting the steady Fed policy of the past year.

                       CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                            (Dollars in thousands)

         Other income from all sources increased by $131 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $36 from the same period a year ago, reflecting more favorable market conditions. Gains on securities called and gains on the sale of available for sale investment securities showed an increase of $38 from year ago levels. Fees for other customer services increased by $46. Other sources of non-interest income increased by $11 from the same period a year ago.

         Loan charge-offs during the first six months were $101 in 1998 and $103 in 1997, while the recovery of previously charged-off loans amounted to $43 in 1998 compared to $45 in 1997. A provision for loan loss of $200 was charged to operations in 1998, compared to no provision charged in 1997. The provision was booked due to increased loan volume and concerns related to certain specific credits. At June 30, 1998, the loan loss allowance of $2,959 represented 1.5% of outstanding loans. Non accrual loans at June 30, 1998 represented 0.5% of the loan portfolio compared to 0.9% at December 31, 1997.

         Total other expenses in the first six months were $5,143 in 1998 compared to $4,943 in 1997, an increase of $200 or 4.0%. Full time equivalent employment during the first six months averaged 186 employees in 1998, a 5.1% decline from the 196 in 1997. Salaries and benefits decreased by $1 over the similar period a year ago.

         For the first six months of 1998, state and local taxes increased by $18 or 6.8%. Occupancy and equipment expense increased by $55 or 6.3%. All other expense categories increased by 12.2% or $128 as a group. First half 1998 expenses include the newest branch office of the Company's Bank subsidiary which opened during the third quarter of 1997. Also included are non recurring costs in the amount of $35 associated with the three-for-one common stock split, and $22 related to development and introduction costs for a new deposit product.

         Income before income tax expense amounted to $3,431 for the first six months of 1998 compared to $3,252 for the similar period of 1997. The effective tax rate for the first six months was 28.9% in 1998 compared to 30.9% in 1997, resulting in income tax expense of $991 and $1,008, respectively. Net income for the first six months registered $2,440 in 1998 compared to $2,244 in 1997, representing a 7.6% increase in per share amounts from the $0.66 earned in 1997 to the $0.71 recorded in 1998.

                       CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          -----------------------------------------------

                            (Dollars in thousands)

Second Quarter of 1998 as compared to Second Quarter 1997
---------------------------------------------------------

         During the second quarter of 1998 net interest income increased by $100 as compared to second quarter 1997. Average earning assets increased by 3.2% while average interest-bearing liabilities increased by 0.3%. Average loans exhibited growth of 11.0%, while average investments declined by 3.6%.

         The tax equivalent yield on earning assets decreased by 6 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.6%, a 15 basis point decline from the same quarter a year ago, while the loan portfolio yielded 9.1%, down 16 basis points from last year's rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 10 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin increased to 4.4%, an increase of 12 basis points from that achieved during last year's second quarter.

         Loans increased by $5,344 during the period. Loans as a percentage of earning assets stood at 51.8% as of June 30, 1998 as compared to 48.0% on June 30, 1997. The loan to deposit ratio at the end of the first six months of 1998 was 61.5% compared to 54.9% at the end of the same period a year ago. The investment portfolio represented 56.9% of each deposit dollar, down from 57.7% a year ago.

         Loan charge-offs during the second quarter were $57 in 1998 and $54 in 1997, while the recovery of previously charged-off loans amounted to $18 during the second quarter of 1998 compared to $15 in the same period of 1997.

         Other income for the quarter increased by $42 or 10.5% compared to the same period a year ago. The favorable mortgage rate environment was evidenced by a net gain on sales of loans of $38 compared to the $20 generated a year ago. Net gains on investment and trading securities transactions netted $7, while a $19 gain was recorded in 1997.

         Total other expenses in the second quarter were $2,604 in 1998 and $2,483 in 1997, an increase of $121 or 4.9%. Employee salaries and benefits decreased by $18 or 1.3%. Occupancy and equipment expense increased by $30 or 6.8%, primarily reflecting the Company's newest branch office opened in the third quarter of 1997. Other expenses as a group increased by $109 or 4.4% compared to the same period last year.

                       CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          -----------------------------------------------

                            (Dollars in thousands)


         Income before tax for the quarter increased by 1.2% to $1,734 in 1998 from the $1,713 recorded in 1997. Net income for the quarter of $1,237 represented a 5.1% increase from the $1,177 earned a year ago.




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

Year 2000
---------

     Cortland Bancorp has established a "Year 2000 project management team" to provide a structured format for thoroughly addressing the Year 2000 problem. The project team seeks to ensure that the Bank's operational and financial systems will not be adversely affected by Year 2000 software or hardware failures, due to processing errors arising from calculations using the Year 2000 date. The Bank is requiring its computer systems and software vendors to represent that the products provided are, or will be, Year 2000 compliant. The Bank has planned a program of testing for compliance, and has formulated contingency plans in the event that critical applications are inoperable on or near the Year 2000. The Company expects to complete it's Year 2000 testing by December 31, 1998.

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

         (a.) On April 14, 1998, Cortland Bancorp held its annual meeting of shareholders. At the close of business on the record date, 3,449,277* Cortland Bancorp shares were outstanding and entitled to vote. At the meeting, 2,413,134* or 70% of the outstanding shares entitled to vote were represented by proxy or in person.

         (b.) The following directors were elected for three year terms ending in 2001.

                                            William A. Hagood

                                            K. Ray Mahan

                                            Richard L. Hoover

                                            Rodger W. Platt

                  Directors whose term of office continued after the annual meeting:

                                            P. Bennett Bowers
                                            David C. Cole
                                            Dennis E. Linville
                                            George E. Gessner
                                            James E. Hoffman III
                                            Timothy K. Woofter

         (c.)     Not Applicable

         (d.)     Not Applicable

         *Restated to give retroactive effect to the three-for-one stock split of May 15, 1998.

                       CORTLAND BANCORP AND SUBSIDIARIES

                    PART II - OTHER INFORMATION (CONTINUED)
                    ---------------------------------------


Item 5.     Other Information
-------     -----------------

            As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders must submit such proposal to the Company not later than November 17, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to February 1, 1999, or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Material.

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

                                        Cortland Bancorp
                                        (Registrant)

 DATED: August 10, 1998                 Lawrence A. Fantauzzi
        ---------------                 ---------------------
                                        Controller/Treasurer
                                        (Principal Financial Officer)



 DATED: August 10, 1998                 Dennis E. Linville
        ---------------                 ------------------
                                        Executive Vice-President,
                                        Secretary and Director
                                        (Duly Authorized Officer)