Form 10-Q
period 1998-09-30
CORTLAND BANCORP INC
filed 1998-11-16
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------

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

Yes  X    NO
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at November 9, 1998
           -----                           -------------------------------
 Common Stock, No Par Value                       3,462,612 Shares
---------------------------                       ----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.           Financial Statements (Unaudited)
-------           --------------------------------

                  Cortland Bancorp and Subsidiaries:

                    Consolidated Balance Sheets - September 30,
                    1998 and December 31, 1997                                 2

                    Consolidated Statements of Income - Nine
                    months ended September 30, 1998 and 1997                   3

                    Consolidated Statement of Shareholders'
                    Equity - Nine months ended September 30, 1998              4

                    Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 1998 and 1997              5

                    Notes to Consolidated Financial Statements -
                    September 30, 1998                                    6 - 15


Item 2.           Management's Discussion and Analysis of
-------           ---------------------------------------
                  Financial Condition and Results of Operations          16 - 25
                  ---------------------------------------------



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings                                           26
-------           -----------------

Item 2.           Changes in Securities                                       26
-------           ---------------------

Item 3.           Defaults Upon Senior Securities                             26
-------           -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders         26
-------           ---------------------------------------------------

Item 5.           Other Information                                           26
-------           -----------------

Item 6.           Exhibits and Reports on Form 8-K                            27
-------           --------------------------------

Signatures                                                                    28
----------

                        CORTLAND BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30,               DECEMBER 31,
                                                                                         1998                        1997
                                                                                ------------------------    -----------------------
ASSETS
Cash and due from banks                                                               $  9,608                   $  9,509
Federal Funds sold                                                                       4,000                      3,100
                                                                                ------------------------    -----------------------
  Total cash and cash equivalents                                                       13,608                     12,609
                                                                                ------------------------    -----------------------
Investment securities available for sale (Note 3)                                      115,339                    115,413
Investment securities held to maturity  (approximate market
  value of $65,030 in 1998 and $73,684 in 1997) (Note 3)                                63,868                     73,183
Total loans (Note 4)                                                                   197,429                    184,491
  Less allowance for loan losses (Note 4)                                               (3,029)                    (2,817)
                                                                                ------------------------    -----------------------
  Net loans                                                                            194,400                    181,674
                                                                                ------------------------    -----------------------
Premises and equipment                                                                   5,570                      5,744
Other assets                                                                             4,684                      4,139
                                                                                ------------------------    -----------------------

     Total assets                                                                     $397,469                   $392,762
                                                                                ========================    =======================

LIABILITIES
Noninterest-bearing deposits                                                          $ 45,782                   $ 45,652
Interest-bearing deposits                                                              273,991                    274,086
                                                                                ------------------------    -----------------------
  Total deposits                                                                       319,773                    319,738
                                                                                ------------------------    -----------------------
Federal Home Loan Bank advances and other borrowings                                    29,869                     30,814
Other liabilities                                                                        3,249                      2,001
                                                                                ------------------------    -----------------------
     Total liabilities                                                                 352,891                    352,553
                                                                                ------------------------    -----------------------

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized
  5,000,000 shares; issued 3,467,226 shares
  in 1998 and 3,414,711 in 1997 (Note 6)                                                17,335                     17,073
Additional paid-in capital (Note 6)                                                      2,641                      1,928
Retained earnings                                                                       23,455                     20,429
Accumulated other comprehensive income                                                   1,220                        779
Treasury stock, at cost, 3,697 shares                                                      (73)                         0
                                                                                ------------------------    -----------------------
     Total shareholders' equity                                                         44,578                     40,209
                                                                                ------------------------    -----------------------

     Total liabilities and shareholders' equity                                       $397,469                   $392,762
                                                                                ========================    =======================


           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        THREE                        NINE
                                                                                     MONTHS ENDED                MONTHS ENDED
                                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                                ----------------------      ------------------------
                                                                                 1998            1997         1998             1997
                                                                                ------          ------      -------          -------
INTEREST INCOME
  Interest and fees on loans                                                    $4,355          $4,076      $12,931          $11,834
  Interest and dividends on investment securities:
    Taxable interest income                                                      1,104           1,540        3,728           4,696
    Nontaxable interest income                                                     356             194          902             571
    Dividends                                                                       61              67          187             181
Interest on mortgage-backed securities                                           1,234           1,267        3,689           3,745
Other interest income                                                               60              52          172             130
                                                                                ------          ------      -------          -------
        Total interest income                                                    7,170           7,196       21,609           21,157
                                                                                ------          ------      -------          -------
INTEREST EXPENSE
  Deposits                                                                       2,824           3,037        8,560            9,037
  Borrowed funds                                                                   427             362        1,265              906
                                                                                ------          ------      -------          -------
        Total interest expense                                                   3,251           3,399        9,825            9,943
                                                                                ------          ------      -------          -------
          Net interest income                                                    3,919           3,797       11,784           11,214
          Provision for loan losses                                                125               0          325                0
                                                                                ------          ------      -------          -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              3,794           3,797       11,459           11,214
                                                                                ------          ------      -------          -------
OTHER INCOME
  Fees for other customer services                                                 356             328        1,029              955
  Investment securities gains - net                                                123              15          192               46
  Trading securities gains - net                                                     0              13            0               13
  Gain on sale of loans - net                                                       47              30           93               40
  Other non-interest income                                                         39              34          160              144
                                                                                ------          ------      -------          -------
        Total other income                                                         565             420        1,474            1,198
                                                                                ------          ------      -------          -------
OTHER EXPENSES
  Salaries and employee benefits                                                 1,399           1,421        4,161            4,184
  Net occupancy expense                                                            190             180          559              508
  Equipment expense                                                                278             249          835              792
  State and local taxes                                                            141             128          424              393
  Office supplies                                                                  120             110          354              341
  Marketing expense                                                                 63              66          215              189
  Legal and litigation expense                                                      46              45          142              140
  Other operating expenses                                                         367             346        1,057              941
                                                                                ------          ------      -------          -------
        Total other expenses                                                     2,604           2,545        7,747            7,488
                                                                                ------          ------      -------          -------
INCOME BEFORE FEDERAL INCOME TAXES                                               1,755           1,672        5,186            4,924

Federal income taxes                                                               480             516        1,471            1,524
                                                                                ------          ------      -------          -------
NET INCOME                                                                      $1,275          $1,156      $ 3,715          $ 3,400
                                                                                ======          ======      =======          =======
BASIC EARNINGS PER COMMON SHARE (NOTE 6)                                         $0.37           $0.34        $1.08            $1.00
                                                                                ======          ======      =======          =======
DILUTED EARNINGS PER COMMON SHARE (NOTE 6)                                       $0.37           $0.34        $1.08            $1.00
                                                                                ======          ======      =======          =======


           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                                                                 TOTAL
                                                    ADDITIONAL                                 ACCUMULATED       SHARE-
                                    COMMON           PAID-IN      RETAINED       TREASURY     COMPREHENSIVE     HOLDERS
                                    STOCK            CAPITAL      EARNINGS        STOCK           INCOME         EQUITY
                                    -------         ----------    --------       --------     -------------     -------

BALANCE AT JANUARY 1, 1998          $ 5,691          $13,310       $20,429                       $  779         $40,209
Adjustment for the effect of
  3-for-1 common stock split         11,382          (11,382)

BALANCE AT JANUARY 1, 1998          -------         ----------    --------       --------     -------------     -------
  RESTATED                           17,073            1,928        20,429                          779          40,209
                                    -------         ----------    --------       --------     -------------     -------
Comprehensive Income:

  Net income                                                         3,715                                        3,715

  Other comprehensive income,
    net of tax:
      Unrealized gains on available-
        for-sale securities, net of
        reclassification adjustment                                                                 441             441
                                                                                                                -------
Total comprehensive income                                                                                        4,156
                                                                                                                -------
Common stock transactions:
  Shares sold                           262              713                                                        975
  Treasury shares purchased                                                       (73)                              (73)
  Cash dividends declared
    ($0.20 per share)                                                 (689)                                        (689)
                                    -------         ----------    --------       --------     -------------     -------
BALANCE AT SEPTEMBER 30, 1998       $17,335          $ 2,641       $23,455       ($73)           $1,220         $44,578
                                    =======         ==========    ========       ========     =============     =======

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE
  FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or losses on
  available-for-sale securities
  arising during the period                                                                         478

Less: Reclassification adjustment
  for net gains realized in net income                                                               37

Net unrealized gains on available-                                                            -------------
  for-sale securities, net of tax                                                                   441
                                                                                              =============


           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                        FOR THE
                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 ---------------------
                                                                   1998         1997
                                                                 --------     --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                         $ 3,100       $5,404

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity                       (20,030)      (9,141)
  Purchases of securities available for sale                     (24,457)     (29,043)
  Proceeds from sales of securities available for sale             3,947       16,194
  Proceeds from call, maturity and principal
    payments on securities                                        50,410       28,616
  Net increase in loans made to customers                        (10,817)     (15,239)
  Proceeds from disposition of other real estate                       0           12
  Purchase of premises and equipment                                (457)        (503)
                                                                 --------     --------
  Net cash flows from investing activities                        (1,404)      (9,104)
                                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                         35       (3,662)
  Net increase (decrease) in borrowings                             (945)       6,135
  Proceeds from sale of common stock                                 975          991
  Dividends paid on common stock                                    (689)        (548)
  Purchase of treasury stock                                         (73)           0
                                                                 --------     --------
  Net cash flows from financing activities                          (697)       2,916
                                                                 --------     --------
  NET CHANGE IN CASH AND CASH EQUIVALENTS                            999         (784)

CASH AND CASH EQUIVALENTS
  Beginning of period                                             12,609       10,083
                                                                 --------     --------
  End of period                                                  $13,608       $9,299
                                                                 ========     ========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                  $ 9,906       $9,909
  Income taxes paid                                              $ 1,544       $1,419


           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:


                                     THREE MONTHS                NINE MONTHS
                                  September 30, 1998          September 30, 1998
                                  ------------------          ------------------
   Proceeds on securities sold         $ 2,998                     $ 3,947
   Gross realized gains                      1                          32
   Gross realized losses                     0                           0

   Proceeds on securities called       $ 6,730                     $13,841
   Gross realized gains                    123                         161
   Gross realized losses                     1                           1

         Securities available for sale, carried at fair value, totalled $115,339 at September 30, 1998 and $115,413 at December 31, 1997 representing 64.4% and 61.2%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management's opinion.

         Investment securities with a carrying value of approximately $27,755 at September 30, 1998 and $33,191 at December 31, 1997 were pledged to secure deposits and for other purposes.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         The amortized cost and estimated market value of debt securities at September 30, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

INVESTMENT SECURITIES            AMORTIZED            ESTIMATED
AVAILABLE FOR SALE                  COST             FAIR  VALUE
                                ----------           -----------
Due in one year or less          $ 15,832              $ 15,971
Due after one year
 through five years                21,445                21,962
Due after five years
 through ten years                  8,497                 8,666
Due after ten years                 5,075                 5,092
                                ----------           -----------
                                   50,849                51,691
Mortgage-backed Securities         58,419                59,534
                                ----------           -----------
                                 $109,268              $111,225
                                ==========           ===========


INVESTMENT SECURITIES            AMORTIZED            ESTIMATED
HELD TO MATURITY                   COST              FAIR  VALUE
                                ----------           -----------


Due in one year or less          $  7,453              $  7,544
Due after one year
 through five years                 7,958                 8,135
Due after five years
 through ten years                 14,748                15,121
Due after ten years                13,892                14,150
                                ----------           -----------

                                   44,051                44,950
Mortgage-backed Securities         19,817                20,080
                                ----------           -----------
                                 $ 63,868              $ 65,030
                                ==========           ===========

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 1998, are as follows:


INVESTMENT                                   GROSS          GROSS       ESTIMATED
SECURITIES AVAILABLE         AMORTIZED     UNREALIZED     UNREALIZED       FAIR
FOR SALE                       COST          GAINS          LOSSES        VALUE
                             ---------     ----------     ----------    ---------
U.S. Treasury
  securities                 $ 23,743       $    511       $     0      $ 24,254
U.S. Government
  agencies and
  corporations                 16,168            219             3        16,384
Obligations of states
  and political
  subdivisions                 10,938            151            36        11,053
Mortgage-backed and
  related securities           58,419          1,157            42        59,534
                             ---------     ----------     ----------    ---------
         Total                109,268          2,038            81       111,225
Marketable equity
  securities                    2,171            136           158         2,149
Other securities                1,965              0             0         1,965
                             ---------     ----------     ----------    ---------
         Total available
           for sale          $113,404       $  2,174       $   239      $115,339
                             =========     ==========     ==========    =========


INVESTMENT                                   GROSS          GROSS       ESTIMATED
SECURITIES HELD              AMORTIZED     UNREALIZED     UNREALIZED       FAIR
TO MATURITY                    COST          GAINS          LOSSES        VALUE
                             ---------     ----------     ----------    ---------

U.S. Government
  agencies and
  corporations               $ 22,570       $    363       $     2      $ 22,931
Obligations of states
  and political
  subdivisions                 21,481            546             8        22,019
Mortgage-backed and
  related securities           19,817            269             6        20,080
                             ---------     ----------     ----------    ---------
      Total held to
        maturity             $ 63,868       $  1,178       $    16      $ 65,030
                             =========     ==========     ==========    =========

                                        9

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)



         The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1997:


INVESTMENT                                   GROSS          GROSS       ESTIMATED
SECURITIES AVAILABLE         AMORTIZED     UNREALIZED     UNREALIZED       FAIR
FOR SALE                       COST          GAINS          LOSSES        VALUE
                             ---------     ----------     ----------    ---------
U.S. Treasury
  securities                 $ 29,855       $    299       $    20      $ 30,134
U.S. Government
  agencies and
  corporations                 18,867            212             1        19,078
Obligations of states
  and political
  subdivisions                  7,103             70             1         7,172
Mortgage-backed and
  related securities           54,241            873            82        55,032
                             ---------     ----------     ----------    ---------
         Total                110,066          1,454           104       111,416
Marketable equity
  securities                    2,171            166           214         2,123
Other securities                1,874                                      1,874
                             ---------     ----------     ----------    ---------
         Total available
           for sale          $114,111       $  1,620       $   318      $115,413
                             =========     ==========     ==========    =========


INVESTMENT                                   GROSS          GROSS       ESTIMATED
SECURITIES HELD              AMORTIZED     UNREALIZED     UNREALIZED       FAIR
TO MATURITY                    COST          GAINS          LOSSES        VALUE
                             ---------     ----------     ----------    ---------

U.S. Government
  agencies and
  corporations               $ 39,448       $    246       $    83      $ 39,611
Obligations of states
  and political
  subdivisions                 13,867            193            34        14,026
Mortgage-backed and
  related securities           19,868            200            21        20,047
                             ---------     ----------     ----------    ---------
     Total held to
       maturity              $ 73,183       $    639       $   138      $ 73,684
                             =========     ==========     ==========    =========

                                       10

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

                                                     CONTRACT OR
                                                   NOTIONAL AMOUNT
                                            -------------------------------
                                            September 30,      December 31,
                                                1998              1997
                                            -------------      ------------
Financial instruments whose contract
amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                         $ 7,724           $  6,241
            Variable                            25,368             36,774
        Standby letters of credit                  378                361

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio:


                                                September 30,       December 31,
                                                    1998               1997
                                                -------------       ------------
   1-4 family residential mortgages                 43.9%              43.1%
   Commercial mortgages                             28.4%              27.1%
   Consumer loans                                    9.7%              10.3%
   Commercial loans                                 13.4%              14.1%
   Home equity loans                                 4.6%               5.4%

         Included in 1-4 family residential mortgages as of September 30, 1998 are $3,990 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1997 totaled $1,756.

         The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 1998 and December 31, 1997:

                                                September 30,      December 31,
                                                    1998               1997
                                                ------------       ------------

Loans accounted for on a
  nonaccrual basis                                 $2,443             $1,653

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                               3                 10

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)                       165                173

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of September 30, 1998.

Gross interest income that would have been recorded if the loans had been current in accordance with
  their original terms                                                      $251

Interest income actually included in income on
  the loans                                                                   98

         A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is charged-off, any interest that has been accrued and not collected on the loan is charged against earnings.

         Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 1998, the recorded investment in impaired loans was $768 while the related portion of the allowance for loan losses was $138.

         As of September 30, 1998, there were $293 in loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans. The Small Business Administration has guaranteed $215 of this total.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         The following is an analysis of the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997:

                                                            1998          1997
                                                           ------        ------

Balance at beginning of period                             $2,817        $2,966
Loan charge-offs:
  1-4 family residential mortgages                              4             9
  Commercial mortgages                                          0            10
  Consumer loans                                              129           120
  Commercial loans                                             46             0
  Home equity loans                                             1            12
                                                           ------        ------

                                                              180           151
                                                           ------        ------
Recoveries on previous loan losses:
  1 - 4 family residential mortgages                            0             1
  Commercial mortgages                                          0             0
  Consumer loans                                               61            60
  Commercial loans                                              6             7
  Home equity loans                                             0             5
                                                           ------        ------
                                                               67            73
                                                           ------        ------
Net loan losses                                               113            78

Provision charged to operations                               325             0
                                                           ------        ------
Balance at end of period                                   $3,029        $2,888
                                                           ------        ------

Ratio of annualized net charge-offs to
  average net loans outstanding                              0.08%         0.06%
                                                           ======        ======

         For each of the periods presented above, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience, the status of past due interest and principal payments, the anticipated impact of Year 2000 problems on certain commercial customers, the quality of financial information supplied by customers and the general economic condition present in the lending area of the Company's bank subsidiary.

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

         6.)  Earnings Per Share and Capital Transactions:

         The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                      ----------------------      ----------------------
                                        1998          1997          1998          1997
                                      --------      --------      --------      --------

Net Income                            $ 1,275       $ 1,156       $ 3,715       $ 3,400
Average common
 shares outstanding *               3,464,862     3,413,115     3,453,362     3,393,242

Basic earnings per share *              $0.37         $0.34         $1.08         $1.00

Diluted earnings per share *            $0.37         $0.34         $1.08         $1.00

         (*) On April 14, 1998, the Company's Board of Directors approved a three-for-one common stock split which was paid May 15 to shareholders of record as of April 25, 1998. Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to both the 3% stock dividend of January 1, 1998, and the three-for-one stock split of May 15, 1998.

         Common stock issued and additional paid-in capital have been restated for the aforementioned stock split for both September 30, 1998 and December 31, 1997.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

                             (Dollars in thousands)


Note Regarding Forward-looking Statements
-----------------------------------------

         In addition to historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates nationally or in the Company's market area; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity such as expectations regarding the rate of inflation or deflation, currency exchange rates and market volatility; unforeseen risks associated with the Year 2000 issue.


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

         Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, borrowings from the Federal Home Loan Bank of Cincinnati and access to the Federal Reserve Discount Window.

         Cash and cash equivalents increased $999 compared to year end 1997. Operating activities provided cash of $3.1 million and $5.4 million during the nine months ended September 30, 1998 and 1997, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 1998 and 1997.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------

                             (Dollars in thousands)


Capital Resources
-----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 8.6% for the nine months ended September 30, 1998, as compared to 10.7% for the like period during 1997. Overall during the first nine months of 1998, capital grew at the annual rate of 14.5%, a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased and the net change in the estimated fair value of available for sale securities.


         During the first nine months of 1998, the Company issued 52,516 shares of common stock (restated for the 3-for-1 common stock split effective May 15, 1998) which resulted in proceeds of $975. Of the 52,516 shares issued, 46,887 shares were issued through the Company's dividend reinvestment plan. The remaining 5,629 shares were issued through the subsidiary bank's 401-k Plan, which offers employees the opportunity to invest in the common stock of the Company as one of several participant directed investment alternatives.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk- based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators will subjectively consider an institution's exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy.

         The table below illustrates the Company's risk weighted capital ratios at September 30, 1998 and December 31, 1997.


                                 September 30, 1998          December 31, 1997
                                 ------------------          -----------------

     Tier 1 Capital                   $ 42,907                    $ 38,933

     Tier 2 Capital                      2,481                       2,326
                                 ------------------          -----------------
     TOTAL QUALIFYING
     CAPITAL                          $ 45,388                    $ 41,259
                                 ==================          =================

     Risk Adjusted
     Total Assets (*)                 $197,959                    $185,571

      Tier 1 Risk-Based
      Capital Ratio                      21.67%                      20.98%

      Total Risk-Based
      Capital Ratio                      22.93%                      22.23%

      Tier 1 Risk-Based
      Capital to Average Assets
      (Leverage Capital Ratio)           10.93%                      10.17%

(*) Includes off-balance sheet exposures.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------

                             (Dollars in thousands)


         Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $392,723 for the nine months ended September 30, 1998 and $382,785 for the year ended December 31, 1997.


First Nine Months of 1998 as Compared to First Nine Months of 1997
------------------------------------------------------------------

         During the first nine months of 1998, net interest income after provision for loan losses increased by $245 compared to the first nine months of 1997. Total interest income increased by $452 or 2.1% from the level recorded in 1997. This was accompanied by a decrease in interest expense of $118 or 0.1%, and a provision for loan loss of $325 in 1998 compared to no provision requirement in 1997.

         The average rate paid on interest sensitive liabilities declined by 8 basis points year-over-year. The average balance of interest sensitive liabilities increased by $2,142 or 0.7%, primarily reflecting a $9,562 increase in average borrowings from the Federal Home Loan Bank and a $6,531 decrease in large certificates of deposit (amounts of $100,000 of more).

         Interest and dividend income on securities registered a decrease of $687 or 7.4% during the first nine months of 1998 when compared to 1997. The average invested balances declined by 4.4%, decreasing by $8,261 over the levels of a year ago. The decrease in the average balance of investment securities was accompanied by an 11 basis point decrease in the portfolio yield.

         Interest and fees on loans increased by $1,097 for the first nine months of 1998 compared to 1997, representing the net effect of a $14,052 increase in the average balance of the loan portfolio. This 7.9% year-over-year increase was accompanied by a 13 basis point decline in yield.

         Other interest income increased by $42 from the same period a year ago due to an increase in the average balance of Federal Funds sold, which increased by $949. The yield increased by 1 basis point reflecting a steady Fed policy over the past year.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------

                             (Dollars in thousands)


         Other income from all sources increased by $276 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $53 from the same period a year ago, reflecting favorable market conditions and an increased allocation of resources to this activity. With interest rates significantly lower than a year ago, gains on securities called and gains on the sale of available for sale investment securities showed an increase of $146 from year ago levels. Fees for other customer services increased by $74, while other sources of non-interest income increased by $3 from the same period a year ago.

         Loan charge-offs during the first nine months were $180 in 1998 and $151 in 1997, while the recovery of previously charged-off loans amounted to $67 in 1998 compared to $73 in 1997. A provision for loan loss of $325 was charged to operations in 1998, compared to no provision charged in 1997. The provision was booked due to increased loan volume and concerns related to certain specific credits. At September 30, 1998, the loan loss allowance of $3,029 represented 1.5% of outstanding loans. Non accrual loans at September 30, 1998 represented 1.2% of the loan portfolio compared to 0.9% at December 31, 1997.

         Total other expenses in the first nine months were $7,747 in 1998 compared to $7,488 in 1997, an increase of $259 or 3.5%. Full time equivalent employment during the first nine months averaged 186 employees in 1998, a 5.6% decline from the 197 in 1997. Salaries and benefits decreased by $23 over the similar period a year ago.

         For the first nine months of 1998, state and local taxes increased by $31 or 7.9%. Occupancy and equipment expense increased by $94 or 7.2%. All other expense categories increased by 9.7% or $157 as a group. 1998 expenses include the newest branch office of the Company's Bank subsidiary which opened late in the third quarter of 1997. Commencing with the third quarter of 1998, other operating expenses include quarterly costs of $38 related to the outsourcing of the internal audit function. Also included are non recurring costs in the amount of $35 associated with the three-for-one common stock split, and $25 related to development and introduction costs for a new deposit product.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------

                             (Dollars in thousands)


         Income before income tax expense amounted to $5,186 for the first nine months of 1998 compared to $4,924 for the similar period of 1997. The effective tax rate for the first nine months was 28.4% in 1998 compared to 31.0% in 1997, resulting in income tax expense of $1,471 and $1,524, respectively. Net income for the first nine months registered $3,715 in 1998 compared to $3,400 in 1997, representing an 8.0% increase in per share amounts from the $1.00 earned in 1997 to the $1.08 recorded in 1998.


Third Quarter of 1998 as compared to Third Quarter 1997
-------------------------------------------------------

         During the third quarter of 1998 net interest income, after provision for loan loss but before adjustment for the effect of tax exempt income, decreased by $3 as compared to third quarter 1997. Average earning assets increased by 2.5% while average interest-bearing liabilities were unchanged. Average loans exhibited growth of 10.4%, while average investments declined by 5.4%.

         The tax equivalent yield on earning assets decreased by 14 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.5%, a 16 basis point decline from the same quarter a year ago, while the loan portfolio yielded 8.9%, down 29 basis points from last year's rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 20 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin increased to 4.3%, an increase of 11 basis points from that achieved during last year's third quarter.

         Loans increased by $1,586 during the period. Loans as a percentage of earning assets stood at 51.9% as of September 30, 1998 as compared to 47.8% on September 30, 1997. The loan to deposit ratio at the end of the first nine months of 1998 was 61.7% compared to 57.0% at the end of the same period a year ago. The investment portfolio represented 56.0% of each deposit dollar, down from 59.4% a year ago.

         Loan charge-offs during the third quarter were $79 in 1998 up from $48 in 1997, due to one problem commercial loan. The recovery of previously charged-off loans amounted to $24 during the third quarter of 1998 compared to $28 in the same period of 1997.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------

                             (Dollars in thousands)


         Other income for the quarter increased by $145 or 25.7% compared to the same period a year ago. The favorable mortgage rate environment was evidenced by a net gain on sales of loans of $47 compared to the $30 generated a year ago. Net gains on investment and trading securities transactions netted $123 while a $15 gain was recorded in 1997.

         Total other expenses in the third quarter were $2,604 in 1998 and $2,545 in 1997, an increase of $59 or 2.3%. Employee salaries and benefits decreased by $22 or 1.5%. Occupancy and equipment expense increased by $39 or 9.1%, primarily reflecting the Company's newest branch office opened in the third quarter of 1997. Other expenses as a group increased by $42, or 6.0% compared to the same period last year, and included quarterly costs of $38 related to the outsourcing of the internal audit function which commenced with the third quarter of 1998.

         Income before tax for the quarter increased by 5.0% to $1,755 in 1998 from the $1,672 recorded in 1997. Net income for the quarter of $1,275 represented a 10.3% increase from the $1,156 earned a year ago.


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

     In June 1998 the Financial Accounting Standards Board issued (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not anticipate that adoption of this standard will have a material impact on the Company's financial position or results of operation.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------

                             (Dollars in thousands)


Year 2000
---------

     In 1997, Cortland Bancorp established a "Year 2000 (Y2K) project management team" to provide a structured format for thoroughly addressing the Year 2000 problem. The project team's mission is to ensure that the Company's operation is not adversely impacted by systemic errors arising from calculations using the year 2000 date. At this time the Company expects to expend $650,000 on its Year 2000 program. It is anticipated that approximately 65% of these costs comprise capital expenditures for normal lifecycle replacement/upgrades for the Company's information systems, 20% represent capital expenditures directly associated with Year 2000, and the remaining 15% embrace consulting, testing and other miscellaneous Year 2000 expenses. As the majority of these costs constitute normal lifecycle replacement/upgrades for the Company's information systems, it is anticipated that costs associated with the Year 2000 project will not have a material adverse impact on net income. As of September 30, 1998 the Company had spent approximately $10,000 on it's Year 2000 project. The Company expects to have expended approximately $420,000 by December 31, 1998 to ensure Y2K readiness.

     In conjunction with the May 5, 1997 Federal Financial Institutions Examination Council Interagency Statement, the Company has outlined key phases, and important aspects, essential for effective Year 2000 project management. An overview of these phases and their completion status are as follows:

     AWARENESS (100% COMPLETE): Outline the Year 2000 problem, gaining executive level support for the resources to perform compliance work. Establish a Year 2000 project team and develop an overall plan to perform Y2K compliance work that encompasses vendors, customers, suppliers, correspondent banks, service bureaus, The Federal Reserve, insurance providers, manufacturers and distributors of information systems and related equipment.

     ASSESSMENT (100% COMPLETE): Assess the size and complexity of the problem and detail the magnitude of the effort necessary to address Year 2000 issues. Identify all hardware, software, networks, ATM's, and other various platforms, as well as customer and vendor interdependencies affected by the Year 2000 date change. The assessment includes environmental systems that are dependent on embedded microchips, such as security equipment, elevators, voice/data telecommunications and vaults.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------
                             (Dollars in thousands)


     RENOVATION (25% COMPLETE): This phase includes hardware and software upgrades, system replacements, vendor certification, and other associated changes deemed necessary to assure Y2K compliance. The renovation stage is expected to be completed by March 31,1999.

     VALIDATION (20% COMPLETE): This stage includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems are verified and system performance evaluated utilizing a variety of key sensitive dates. The Company has completed the development of test and validation methodoligies, and tested some subsystems. The validation stage is expected to be essentially complete by March 31, 1999.

     IMPLEMENTATION (15% COMPLETE): Mission critical systems must be certified as Year 2000 compliant and accepted by the Company. Any noncompliant mission critical system will be brought to the attention of executive management immediately for resolution. The Company has formulated contingency plans in the event that critical applications are determined to be inoperable on or near the year 2000. These contingency plans are labor intensive and would result in additional payroll expense until the functionality of the mission critical applications are restored. For any system failing certification, the business effect will be assessed and the organization's Year 2000 contingency plans activated. The implementation stage is expected to be essentially complete by March 31, 1999.

     The Company's personnel are also actively educating and alerting customers to potential Y2K issues and problems. Loan review personnel have conducted surveys and made inquiries of key loan customers as to their Y2K readiness to determine whether any additional provisions to the allowance for loan loss are required. As of September 30, 1998, no additional provisions were required.

     Due to the scope and magnitude of the Year 2000 project, the Company has designed an extensive monitoring process to oversee the completion of the Year 2000 project with results presented to the Board of Directors on a quarterly basis. The Company and its bank subsidiary are also regulated by the Federal Reserve and the State of Ohio, who periodically review the Company's Y2K readiness, and who have the power and authority to issue sanctions to enforce Y2K compliance.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -----------------------------------------------
                             (Dollars in thousands)


     Ultimate success is dependent upon the cooperation and ability of vendors, customers and all levels of government and governmental agencies to meet the Y2K challenge. The problem is truly global in nature, and its successful resolution depends upon everyone, everywhere, doing their part. It is recognized that the failure of any of these parties to achieve Year 2000 compliance could result in material additional expense to the Company, including possible litigation. The Company currently believes that the reasonably "worst case" Y2k scenario involves the failure of utilities and governments to achieve Y2K compliance, causing a general disruption of commerce resulting in a material increase in nonperforming loans and credit losses, accompanied by a lack of liquidity due to financial market dysfunctions. The Company's net income would be adversely impacted by increased operating costs, additional collection and foreclosure expense, and the effects of a compressed net interest margin. The Company maintains capital levels significantly in excess of regulatory minimum guidelines as additional protection in the event of such "worst case" scenarios.

     If you would like more information on Cortland Banks Year 2000 efforts, please e-mail Timothy Carney at www.cbinfo@cortland-banks.com.

                        CORTLAND BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings
-------   -----------------
     See Note (5) of the financial statements.

Item 2.   Changes in Securities
-------   ---------------------
     Not applicable

Item 3.   Defaults upon Senior Securities
-------   -------------------------------
     Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------
     None

Item 5.     Other Information
-------     -----------------

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

                                                    Cortland Bancorp
                                                    ----------------
                                                    (Registrant)

 DATED: November 9, 1998                            Lawrence A. Fantauzzi
        ----------------                            ---------------------
                                                    Controller/Treasurer
                                                   (Principal Financial Officer)



 DATED: November 9, 1998                            Dennis E. Linville
        ----------------                            ------------------
                                                    Executive Vice-President,
                                                    Secretary and Director
                                                   (Duly Authorized Officer)