Form 10-K405
period 1998-12-31
CORTLAND BANCORP INC
filed 1999-04-01
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998.

Commission file number 0-13814
                       -------

                               CORTLAND BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 OHIO                                   34-1451118
---------------------------------          -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

       l94 West Main Street

          CORTLAND, OHIO                                 44410
---------------------------------          -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       (330) 637-8040
                                                   -----------------------------
Securities registered pursuant to Section l2(b) of the Act:        None

Securities registered pursuant to Section l2(g) of the Act:

                         COMMON STOCK, NO PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     ----     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K [ x ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 18, 1999:

COMMON STOCK, NO PAR VALUE - $95,421,492
----------------------------------------
     The number of shares outstanding of the issuer's classes of common stock as of March 18, 1999:

COMMON STOCK, NO PAR VALUE - 3,600,811 SHARES
---------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Shareholders Report for the year ended December 31, 1998 are incorporated by reference into Part I, Item VI and Part II.

     Portions of the Proxy Statement for the annual shareholders meeting to be held May 18, 1999 are incorporated by reference into Part III.

                                CORTLAND BANCORP
                                    FORM 10-K
                                      1998

                                      INDEX

PART I                                                                PAGE
------                                                                ----
Item 1.  Business:
           General                                                     I-2
           Statistical Disclosure                                      I-4

Item 2.  Properties                                                    I-11

Item 3.  Legal Proceedings                                             I-11

Item 4.  Submission of Matters to a Vote of Security Holders           I-12

Executive Officers of the Registrant                                   I-12

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

Item 1l. Executive Compensation                                      III-1

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

                                 CORTLAND BANKS
                                 --------------

     Cortland Banks is a full service, state chartered bank engaged in commercial and retail banking and trust services. Cortland Banks' commercial and consumer banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, leasing, night depository, automated teller services, safe deposit boxes, money order services, travelers checks, utility bill payments and other miscellaneous services normally offered by commercial banks. In addition, Cortland Banks offers discount brokerage services, while the Bank's Trust Department offers a broad range of fiduciary services, including the administration of decedent and trust estates and other personal and corporate fiduciary services. Business is conducted at a total of thirteen offices, eight of which are located in Trumbull County, Ohio. Three offices are located in the communities of Hiram, Windham and Mantua, Portage County, Ohio, one office is located in the community of Williamsfield, Ashtabula County, Ohio, and another is located in the community of Boardman, Mahoning County, Ohio. Chartered by the State of Ohio, Cortland Banks is also a member of the Federal Reserve System.

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

Employees:
     At March 18, l999, the Corporation and its subsidiaries had 149 full-time and 49 part-time employees. The Corporation considers its relations with its employees to be satisfactory.

  STATISTICAL DISCLOSURE
  ----------------------

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
   INTEREST RATES AND INTEREST DIFFERENTIAL
   -------------------------------------------------------------

      Information relating to I - Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential is set forth in the Corporation's 1998 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

                                                                 Pages in 1998
                                                                 Annual Report
                                                                 to Shareholders
                                                                 ---------------

A.  Average Balance Sheet -
       December 31, 1998, 1997 and 1996                               27 & 28

B.  Analysis of Net Interest Earnings -
       Years ending December 31, 1998, 1997 and 1996                  27 & 28

C.  Rate and Volume Analysis -
       1998 change from 1997
       and 1997 change from 1996                                           32

II. INVESTMENT PORTFOLIO

A. The following table shows the book value of investment securities by type of obligation at the dates indicated:

                            (In Thousands of Dollars)

                                                           December 31,

                                                      1998       1997       1996
                                                    -------    -------    ------
U.S. Treasury and other U.S. Government
  agencies and corporations                        $ 53,093    $ 88,660   $ 98,538
U.S. Government mortgage-backed
  pass-through certificates                          84,536      74,900     74,869
States of the U.S. and political subdivisions        33,794      21,039     17,228
Other securities                                      4,087       3,997      3,739
                                                   --------    --------   --------
                                                   $175,510    $188,596   $194,374
                                                   ========    ========   ========





B. A summary of securities held at December 3l, l998, classified according to the earlier of next repricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                            (In Thousands of Dollars)

                                                          DECEMBER 31, 1998
                                                          -----------------

                                                       Book               Weighted
    TYPE AND MATURITY GROUPING                         Value        Average Yield  (1)
    --------------------------                       --------       ------------------

U.S. Treasury and other U.S. Government
  agencies and corporations:
  Maturing within one year                          $ 17,156              6.18%
  Maturing after one year but within five years       18,217              6.10
  Maturing after five years but within ten years      16,182              6.79
  Maturing after ten years                             1,538              7.22
                                                    --------
      Total U.S. Treasury and other U.S.
        Government agencies and corporations        $ 53,093               6.37%
                                                    ========               =====

U.S. Government mortgage-backed
  pass-through certificates, REMICS & CMO's:
  Maturing within one year                          $ 48,451               6.24%
  Maturing after one year but within five years       24,522               6.55
  Maturing after five years but within ten years      10,345               6.89
  Maturing after ten years                             1,218               6.89
                                                    --------
      Total U.S. Government mortgage-backed
        pass-through certificates, REMICS & CMO's   $ 84,536               6.42%
                                                    ========              ======


------------------------
                            (In Thousands of Dollars)

                                                         DECEMBER 31, 1998
                                                         -----------------

                                                     Book       Weighted
   TYPE AND MATURITY GROUPING                        Value    Average Yield (1)
   --------------------------                      --------   -----------------

States of the U.S. and political subdivisions:
  Maturing within one year                         $  1,409         6.64%
  Maturing after one year but within five years      11,008         6.91
  Maturing after five years but within ten years      2,332         7.83
  Maturing after ten years                           19,045         7.65
                                                   --------
      Total States of the U.S. and
        political subdivisions                     $ 33,794         7.38%
                                                   ========        ======

Other securities:
  Maturing within one year                         $  1,908         6.10%
  Maturing after one year but within five years           0
  Maturing after five years but within ten years          0
  Maturing after ten years                            2,179         6.48
                                                   --------
      Total other securities                       $  4,087         6.30%
                                                   ========        ======


(1) The weighted average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted average yield of tax-exempt obligations of states of the U.S. and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 34% were $29, $259, $62 and $495 for the four ranges of maturities.


     As of December 31, 1998, there were $13,808 in callable U.S. Government Agencies, that given current and expected interest rate environments, are likely to be called within the one year time horizon. These securities are categorized according to their contractual maturities, with $3,239 maturing after one year but within five years, $10,066 maturing after five years but within ten years and $503 maturing after 10 years.

     As of December 31, 1998, there were $1,568 in callable U.S. Treasury securities and $5,583 in callable U.S. Government Agencies that, given current and expected interest rate environments, are likely to be called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $6,116 maturing after five years but within ten years and $1,035 maturing after 10 years.

III. LOAN PORTFOLIO (ALL DOMESTIC)
----------------------------------

A. TYPES OF LOANS
-----------------

                            (In Thousands of Dollars)

     The following schedule shows the types of loans at the dates indicated:

                                            DECEMBER 31,
                               -----------------------------------------
                                 1998      1997      1996      1995      1994
                                 ----      ----      ----      ----      ----
1 - 4 family residential
  mortgages                    $ 79,125  $ 77,644  $ 70,590  $ 67,099  $ 66,069
Commercial mortgages             61,149    50,015    42,367    38,371    37,554
Consumer loans                   17,623    18,990    21,300    21,254    17,247
Commercial loans                 29,576    26,022    19,355    16,658    15,101
Home equity loans                 8,669    10,064    11,136    12,353    12,854
1 - 4 family residential
  mortgages held for sale         4,336     1,756     1,361       473     1,855
                               --------  --------  --------  --------  --------
                               $200,478  $184,491  $166,109  $156,208  $150,680
                               ========  ========  ========  ========  ========




B. MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES
----------------------------------------------------------

                            (In Thousands of Dollars)

     The following schedule sets forth maturities based on remaining scheduled repayments of principal or next repricing opportunity for loans (excluding mortgage and consumer loans) as of December 31, 1998:

                                       1 Year    1 to      Over
  TYPES OF LOANS                       or Less   5 Years   5 Years    Total
  --------------                       -------   -------   -------   ------

Commercial loans                      $ 18,471  $  8,003  $  3,102  $ 29,576
Home Equity                              8,669         0         0     8,669
                                      --------  --------  --------  --------
  Total loans (excluding
    mortgage and consumer loans)      $ 27,140  $  8,003  $  3,102  $ 38,245
                                      ========  ========  ========  ========


    The following schedule sets forth loans as of December 31, 1998 based on next repricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Mortgage and consumer loans have again been excluded.

                                                    1 Year      Over
        TYPES OF LOANS                             or Less    1 Year     Total
        --------------                             --------  --------  -------
Floating or adjustable rates of interest           $ 26,402  $  1,057  $ 27,459
Fixed rates of interest                                 738    10,048    10,786
                                                   --------  --------  --------
                                       Total loans $ 27,140  $ 11,105  $ 38,245
                                                   ========  ========  ========

C.  RISK ELEMENTS
-----------------

                            (In Thousands of Dollars)

1. NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
----------------------------------------------

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories for the years indicated:

                                                        DECEMBER 31,
                                    --------------------------------------------
                                      1998       1997       1996       1995      1994
                                    --------   --------   --------   --------  ------
Loans accounted for on a
  nonaccrual basis                 $  2,741   $  1,653   $  1,450   $  1,597   $ 1,909

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                41         10         18          7        14

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)         162        173        182        191       205

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of December 31, 1998.

                            (In Thousands of Dollars)

Gross interest income that would have been
recorded if the loans had been current in
accordance with their original terms                     $    377

Interest income included in income on the loans               153

     A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is charged-off, any interest that has been accrued and not collected on the loan is charged against earnings.

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans generally include 1 - 4 family, consumer and home equity loans. Impaired loans are generally evaluated using the fair value of collateral as the measurement method. At December 31, 1998, 1997 and 1996 the recorded investment in impaired loans was $719, $1,365 and $1,162 while the allocated portion of the allowance for loan losses for such loans was $98, $213 and $291 respectively. Interest income recognized on impaired loans using the cash basis was $9, $116 and $92, respectively.

----------------------------

                            (In Thousands of Dollars)

      2. POTENTIAL PROBLEM LOANS
      --------------------------

     As of December 31, 1998, there were $828 in loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans. Management does not currently anticipate any loss as a result of these potential problem loans.

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

IV. SUMMARY OF LOAN LOSS EXPERIENCE
-----------------------------------

      A. ANALYSIS OF THE ALLOWANCE FOR LOAN LOSS
      ------------------------------------------

               Information relating to IV - Summary of Loan Loss Experience - A.
            Analysis of the Allowance for Loan Loss is set forth in the Corporation's 1998 Annual Report to Shareholders, Page 34, Loan Loss Experience and is incorporated herein by reference.

      G. BREAKDOWN OF THE ALLOWANCE FOR LOAN LOSSES
      ---------------------------------------------

              Information relating to IV - Summary of Loan Loss Experience - G.
            Breakdown of the Allowance for Loan Losses is set forth in the Corporation's 1998 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

                                                                   Pages in 1998
                                                                   Annual Report
                                                                 to Shareholders
                                                                 ---------------

              Breakdown of the Allowance for Loan Losses                35

              Percentage of loans in each category                      35

              Loan Commitments and Lines of Credit                      18


V. DEPOSITS (ALL DOMESTIC)
--------------------------

      A. AVERAGE DEPOSITS AND AVERAGE RATES PAID ON DEPOSIT CATEGORIES
      ----------------------------------------------------------------

              Information relating to V - Deposits - A. Average Deposits and
            Rates is set forth in the Corporation's 1998 Annual Report to Shareholders, Pages 27 & 28, Three Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.

      B.

              Not applicable

      C.

              Not applicable

      D.  SUMMARY OF TIME DEPOSITS OF $100,000 OR MORE
      ------------------------------------------------

              Information relating to V - Deposits - D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation's 1998 Annual Report to Shareholders, Page 17, Note 6, Deposits and is incorporated herein by reference.

VI. RETURN ON EQUITY AND ASSETS
-------------------------------

     Information relating to VI - Return on Equity and Assets is set forth in the Corporation's 1998 Annual Report to Shareholders, page 26, Selected Financial Data.

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

The other offices are:

   POPULAR NAME                              ADDRESS
   ------------                              -------

Brookfield Office            7325 Warren-Sharon Road, Brookfield, Ohio
Vienna Office                4434 Warren-Sharon Road, Vienna, Ohio
Windham Office               9690 East Center Street, Windham, Ohio
Bristol Office               6090 State Route 45, Bristolville, Ohio
Williamsfield Office         State Routes 322 and 7, Williamsfield, Ohio
Hiram Office                 682l Wakefield Road, Hiram, Ohio
Warren Office                2935 Elm Road, Warren, Ohio
Hubbard Office               890 West Liberty Street, Hubbard, Ohio
Mantua Office                11661 State Rt. 44, Mantua, Ohio
Niles Office                 6050 Youngstown Warren Rd., Niles, Ohio
North Bloomfield Office      8837 State Route 45, North Bloomfield, Ohio
Boardman Office              8580 South Avenue, Youngstown, Ohio

     The Brookfield, Windham, Hubbard, Niles and Boardman offices are leased, while all of the other above offices are owned by Cortland Banks.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     The Company's subsidiary bank was a defendant in a class action lawsuit Frank Slentz, Et Al. V. Cortland Savings and Banking Company, involving purchased interests in two campgrounds.

     On October 20, 1997 the judge presiding over this case filed a judgment entry dismissing all claims against the Bank without prejudice. The judgment was appealed by the plaintiffs. Subsequent to year end, the United States Court of Appeals for the Sixth Circuit affirmed the decision of the district court to grant summary judgment in favor of the defendant Bank. The plaintiffs have the right to appeal to the United States Supreme Court. Plaintiffs have also filed similar suit in the Common Pleas Court of Trumbull County which is currently scheduled for May 2000. Accordingly, the ultimate outcome of this litigation presently cannot be determined, and therefore no provision for any liability relative to such litigation has been made in the accompanying consolidated financial statements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers as of March 18, l999 are as follows:

         NAME                       AGE              POSITION HELD
         ----                       ---              -------------

  Rodger W. Platt                   63           Chairman of the Board,
                                                   President and Director
  Lawrence A. Fantauzzi             51           Controller/Treasurer, Corporate
                                                   Secretary, Director and
                                                   Chief Financial Officer
  James M. Gasior                   39           Vice President and Chief
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

     Lawrence A. Fantauzzi has been the Controller of Cortland Bancorp and the subsidiary bank since April l987. He became Treasurer and Chief Financial Officer of Cortland Bancorp and the subsidiary bank in December 1992. He became a Director of New Resources Leasing Company in November 1995, and Senior Vice President of the subsidiary bank in April 1996. In February 1999, he was elected Secretary of the Corporation and appointed to the Board of Directors of Cortland Bancorp and the subsidiary bank.

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

                                   PART II
                                   -------

     Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation's l998 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

                                                                Pages in l998
                                                                Annual Report
                                                              to Shareholders
                                                              ---------------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
-------    RELATED SHAREHOLDER MATTERS                                45
           ---------------------------

           DISCUSSION OF DIVIDEND RESTRICTIONS                        25
           -----------------------------------

ITEM 6.    SELECTED FINANCIAL DATA                                    26
-------    -----------------------

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS           29-44
           ---------------------------------------------

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
--------   MARKET RISK                                             40-41,
           ----------------------------------------------          43-44

ITEM 8.    FINANCIAL STATEMENTS AND ACCOMPANYING INFORMATION        1-28
-------    -------------------------------------------------

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURES
           ---------------------------------------------

           None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     Information relating to directors of the Corporation will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held May 18, 1999. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is set forth in
Part I. Pages 2-6 and 8

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held May 18, 1999. Such information is incorporated herein by reference. Pages 4-6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

          None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     Information relating to this item will be set forth in the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held May 18, l999. Such information is incorporated herein by reference. Pages 2 and 6



                                      III-l

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a) l. FINANCIAL STATEMENTS
       --------------------

       Included in Part II of this report:

            Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation's l998 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

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

(b)    REPORT ON FORM 8-K
       ------------------

       Form 8-K was filed with the United States Securities and Exchange Commission, dated December 31, 1998. The 8-K applied to Item 5 - Other Events and described resignations of certain members of the registrant's Board of Directors and senior management. No financial statements were filed with this report.


                                      IV-l

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORTLAND BANCORP

       March 18, 1999                     By Rodger W. Platt, President
----------------------------                 --------------------------
           Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Chairman of the Board,
                                   President and Director     March 18, 1999
Rodger W. Platt                    (Principal Executive       ---------------
---------------------------------  Officer)                   Date

David C. Cole                      Director                   March 18, 1999
---------------------------------                             --------------
                                                              Date

George E. Gessner                  Director                   March 18, 1999
---------------------------------                             --------------
                                                              Date

William A. Hagood                  Director                   March 18, 1999
---------------------------------                             --------------
                                                              Date

James E. Hoffman, III              Director                   March 18, 1999
---------------------------------                             --------------

Richard L. Hoover                  Director                   March 18, 1999
---------------------------------                             --------------
                                                              Date

K. Ray Mahan                       Director                   March 18, 1999
---------------------------------                             --------------
                                                              Date

Timothy K. Woofter                 Director                   March 18, 1999
---------------------------------                             --------------
                                                              Date

Lawrence A. Fantauzzi              Controller/Treasurer,      March 18, 1999
---------------------------------  Corporate Secretary and    --------------
                                   Director (Principal        Date
                                   Financial Officer and
                                   Principal Accounting
                                   Officer)
James M. Gasior                    Vice President & Chief     March 18, 1999
---------------------------------- Operations Officer         --------------
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

 27    Financial Data Schedule (filed herewith).

     Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Lawrence A. Fantauzzi, Secretary, Cortland Bancorp, l94 West Main Street, Cortland, Ohio 444l0.