Form 10-Q
period 1999-03-31
CORTLAND BANCORP INC
filed 1999-05-17
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                               ---------------

                         Commission file number 0-13814
                                                -------

                                Cortland Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                 34-1451118
-------------------------------            -------------------------------------
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

Yes  X    NO
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at May 11, 1999
           -----                           ---------------------------
 Common Stock, No Par Value                     3,595,979 Shares
 --------------------------                     ----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.     Financial Statements (Unaudited)
-------     --------------------------------


            Cortland Bancorp and Subsidiaries:

              Consolidated Balance Sheets - March 31,
              1999 and December 31, 1998                                       2

              Consolidated Statements of Income - Three
              months ended March 31, 1999 and 1998                             3

              Consolidated Statement of Shareholders'
              Equity - Three months ended March 31, 1999                       4

              Consolidated Statements of Cash Flows -
              Three months ended March 31, 1999 and 1998                       5

              Notes to Consolidated Financial Statements -
              March 31, 1999                                              6 - 15

Item 2.     Management's Discussion and Analysis of
-------     ---------------------------------------
            Financial Condition and Results of Operations                16 - 23
            ---------------------------------------------

Item 3.     Quantitative and Qualitative Disclosures about
-------     ----------------------------------------------
            Market Risk                                                       24
            -----------


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.     Legal Proceedings                                                 25
-------     -----------------


Item 2.     Changes in Securities                                             25
-------     ---------------------

Item 3.     Defaults Upon Senior Securities                                   25
-------     -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders               25
-------     ---------------------------------------------------

Item 5.     Other Information                                                 25
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                                  26
-------     --------------------------------

Signatures                                                                    27
----------

                        CORTLAND BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





                                                                                MARCH 31,       DECEMBER 31,
                                                                                  1999              1998
                                                                               ---------         ---------
ASSETS
Cash and due from banks                                                        $   9,524         $  10,870
Federal Funds sold                                                                 1,500             4,150
                                                                               ---------         ---------
     Total cash and cash equivalents                                              11,024            15,020
                                                                               ---------         ---------
Investment securities available for sale  (Note 3)                               125,194           119,575
Investment securities held to maturity  (approximate market
   value of  $64,004 in 1999 and $56,526 in 1998) (Note 3)                        63,866            55,935
Total loans (Note 4)                                                             195,370           200,478
   Less allowance for loan losses (Note 4)                                        (3,056)           (3,055)
                                                                               ---------         ---------
      Net loans                                                                  192,314           197,423
                                                                               ---------         ---------
Premises and equipment                                                             5,980             6,190
Other assets                                                                       4,523             3,789
                                                                               ---------         ---------

         Total assets                                                          $ 402,901         $ 397,932
                                                                               =========         =========

LIABILITIES
Noninterest-bearing deposits                                                   $  46,165         $  50,230
Interest-bearing deposits                                                        270,662           270,870
                                                                               ---------         ---------
  Total deposits                                                                 316,827           321,100
                                                                               ---------         ---------
Federal Home Loan Bank advances and other borrowings                              34,024            29,971
Other liabilities                                                                  6,718             3,321
                                                                               ---------         ---------
         Total liabilities                                                       357,569           354,392
                                                                               ---------         ---------

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized 5,000,000 shares; issued
  3,605,572 shares in 1999  and 3,570,827 in 1998 (Note 6)                        18,028            17,854
Additional paid-in capital (Note 6)                                                5,685             4,920
Retained earnings                                                                 21,235            20,015
Accumulated other comprehensive income                                               482               849
Treasury stock, at cost, 4,761 shares in 1999 and 1998                               (98)              (98)
                                                                               ---------         ---------
         Total shareholders' equity                                               45,332            43,540
                                                                               ---------         ---------

         Total liabilities and shareholders' equity                            $ 402,901         $ 397,932
                                                                               =========         =========





           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE
                                                              MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------
INTEREST INCOME
   Interest and fees on loans                              $4,172        $4,173
   Interest and dividends on investment securities:
      Taxable interest income                                 853         1,395
      Nontaxable interest income                              402           245
      Dividends                                                61            59
   Interest on mortgage-backed securities                   1,283         1,231
   Other interest income                                       63            49
                                                           ------        ------
              Total interest income                         6,834         7,152
                                                           ------        ------

INTEREST EXPENSE
   Deposits                                                 2,563         2,888
   Borrowed funds                                             435           419
                                                           ------        ------
              Total interest expense                        2,998         3,307
                                                           ------        ------
                 Net interest income                        3,836         3,845
                 Provision for loan losses                     50            75

                                                           ------        ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         3,786         3,770
                                                           ------        ------

OTHER INCOME
   Fees for other customer services                           298           335
   Investment securities gains - net                            7            62
   Gain on sale of loans - net                                 57             8
   Other non-interest income                                   46            61
                                                           ------        ------
               Total other income                             408           466
                                                           ------        ------

OTHER EXPENSES
   Salaries and employee benefits                           1,377         1,400
   Net occupancy expense                                      195           180
   Equipment expense                                          295           277
   State and local taxes                                      138           141
   Office supplies                                            107           109
   Marketing expense                                           50            73
   Legal and litigation expense                                28            38
   Other operating expenses                                   354           321
                                                           ------        ------
               Total other expenses                         2,544         2,539
                                                           ------        ------

INCOME BEFORE FEDERAL INCOME TAXES                          1,650         1,697

Federal income taxes                                          430           494
                                                           ------        ------

NET INCOME                                                 $1,220        $1,203
                                                           ======        ======

BASIC EARNINGS PER COMMON SHARE (NOTE 6)                   $ 0.34        $ 0.34
                                                           ======        ======
DILUTED EARNINGS PER COMMON SHARE (NOTE 6)                 $ 0.34        $ 0.34
                                                           ======        ======


           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                       3

                        CORTLAND BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                                               ACCUMULATED                TOTAL
                                                                      ADDITIONAL                  OTHER                   SHARE-
                                                             COMMON    PAID-IN    RETAINED   COMPREHENSIVE    TREASURY   HOLDERS
                                                              STOCK    CAPITAL    EARNINGS        INCOME       STOCK      EQUITY
                                                        -------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1999                                $17,854      $4,920      $20,015         $849        ($98)     $43,540

COMPREHENSIVE INCOME:

     Net income                                                                      1,220                                 1,220

     Other comprehensive income, net of tax:
         Unrealized losses on available-
             for-sale securities, net of
             reclassification adjustment                                                           (367)                    (367)



                                                                                                                    -------------
Total comprehensive income                                                                                                   853
                                                                                                                    -------------

Common stock transactions:
     Shares sold                                              174         765                                                939



                                                        =========================================================================
BALANCE AT MARCH 31, 1999                                 $18,028      $5,685      $21,235         $482        ($98)     $45,332
                                                        =========================================================================



DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE
     FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or losses on
     available-for -sale securities
     arising during the period, net of tax                                                                     (362)

Less:  Reclassification adjustment
     for net gains realized in net income, net of tax                                                             5

                                                                                                        ============
Net unrealized gains on available-
     for-sale securities, net of tax                                                                          ($367)
                                                                                                        ============




           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                        4

                        CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)




                                                                       FOR THE
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -------------------------
                                                                 1999             1998
                                                               --------         --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                       $  4,591         $  1,697

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                     (12,954)          (2,394)
   Purchases of securities available for sale                   (17,091)          (6,597)
   Proceeds from sales of securities available for sale                              949
   Proceeds from call, maturity  and principal
     payments on securities                                      15,759           15,207
   Net decrease (increase) in loans made to customers             4,991           (6,198)
   Purchase of premises and equipment                               (11)            (108)
                                                               --------         --------
   Net cash flows from investing activities                      (9,306)             859
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in deposit accounts                              (4,273)          (2,634)
   Net increase (decrease) in borrowings                          4,053           (1,300)
   Proceeds from sale of common stock                               939              605
                                                               --------         --------
   Net cash flows from financing activities                         719           (3,329)
                                                               --------         --------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                       (3,996)            (773)


CASH AND CASH EQUIVALENTS
   Beginning of period                                           15,020           12,609
                                                               --------         --------
   End of period                                               $ 11,024         $ 11,836
                                                               ========         ========

SUPPLEMENTAL DISCLOSURES
   Interest paid                                               $  3,043         $  3,363
   Income taxes paid                                           $     30         $      0



           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries
                                        5

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


         2.)      Reclassifications:

         Certain items contained in the 1998 financial statements have been reclassified to conform with the presentation for 1999. Such reclassifications had no effect on the net results of operations.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

                                                    THREE MONTHS
                                                   March 31, 1999
                                                   --------------

   Proceeds on securities sold                       $     0
   Gross realized gains                                    0
   Gross realized losses                                   0

   Proceeds on securities called                     $ 4,500
   Gross realized gains                                    7
   Gross realized losses                                   0

         Securities available for sale, carried at fair value, totalled $125,194 at March 31, 1999 and $119,575 at December 31, 1998 representing 66.2% and 68.1%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management's opinion.

         Investment securities with a carrying value of approximately $29,203 at March 31, 1999 and $29,840 at December 31, 1998 were pledged to secure deposits and for other purposes.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         The amortized cost and estimated market value of debt securities at March 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.




Investment securities
---------------------             AMORTIZED        ESTIMATED
available for sale                  COST          FAIR  VALUE
------------------                  ----          -----------

Due in one year or less            $ 19,748        $ 19,854
Due after one year
 through five years                  15,576          15,747
Due after five years
 through ten years                    7,750           7,804
Due after ten years                   7,088           7,001
                                   --------        --------
                                     50,162          50,406
 Mortgage-backed Securities          70,066          70,720
                                   --------        --------
                                   $120,228        $121,126
                                   ========        ========


Investment securities
---------------------              AMORTIZED       ESTIMATED
held to maturity                     COST         FAIR  VALUE
----------------                     ----         -----------

Due in one year or less            $    236        $    237
Due after one year
 through five years                  10,019          10,154
Due after five years
 through ten years                   19,486          19,520
Due after ten years                  16,476          16,355
                                   --------        --------
                                     46,217          46,266
Mortgage-backed Securities           17,649          17,738
                                   --------        --------
                                   $ 63,866        $ 64,004
                                   ========        ========

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)



         The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 1999, are as follows:



Investment
----------
securities available                             GROSS           GROSS        ESTIMATED
--------------------            AMORTIZED      UNREALIZED     UNREALIZED         FAIR
for sale                          COST           GAINS           LOSSES          VALUE
--------                        --------        --------        --------        --------

U.S. Treasury
  securities                    $ 22,824        $    245        $      3        $ 23,066
U.S. Government
  agencies and
  corporations                    16,229              54              54          16,229
Obligations of states
  and political
  subdivisions                    11,109              91              89          11,111
Mortgage-backed and
  related securities              70,066             756             102          70,720
                                --------        --------        --------        --------
         Total                   120,228           1,146             248         121,126
Marketable equity
  securities                       2,171             130             259           2,042
Other securities                   2,026                                           2,026
                                --------        --------        --------        --------
         Total available
           for sale             $124,425        $  1,276        $    507        $125,194
                                ========        ========        ========        ========



Investment
----------
securities held                                  GROSS           GROSS         ESTIMATED
---------------                 AMORTIZED      UNREALIZED      UNREALIZED        FAIR
to maturity                       COST           GAINS           LOSSES          VALUE
-----------                     --------        --------        --------        --------

U.S. Government
  agencies and
  corporations                  $ 22,386        $     49        $    147        $ 22,288
Obligations of states
  and political
  subdivisions                    23,831             332             185          23,978
Mortgage-backed and
  related securities              17,649             145              56          17,738
                                --------        --------        --------        --------
         Total held to
           maturity             $ 63,866        $    526        $    388        $ 64,004
                                ========        ========        ========        ========

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)



         The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1998:


Investment
----------
securities available                              GROSS          GROSS        ESTIMATED
--------------------           AMORTIZED       UNREALIZED      UNREALIZED        FAIR
for sale                          COST            GAINS          LOSSES          VALUE
--------                        --------        --------        --------        --------

U.S. Treasury
  securities                    $ 22,828        $    375        $               $ 23,203
U.S. Government
  agencies and
  corporations                    14,855             118              17          14,956
Obligations of states
  and political
  subdivisions                    11,353             134              72          11,415
Mortgage-backed and
  related securities              65,043             919              48          65,914
                                --------        --------        --------        --------
         Total                   114,079           1,546             137         115,488
Marketable equity
  securities                       2,171             127             206           2,092
Other securities                   1,995                                           1,995
                                --------        --------        --------        --------
         Total available
           for sale             $118,245        $  1,673        $    343        $119,575
                                ========        ========        ========        ========


Investment
----------
securities held                                   GROSS          GROSS         ESTIMATED
---------------                 AMORTIZED      UNREALIZED     UNREALIZED         FAIR
to maturity                       COST            GAINS          LOSSES          VALUE
-----------                     --------        --------        --------        --------

U.S. Government
  agencies and
  corporations                  $ 14,934        $    108        $     10        $ 15,032
Obligations of states
  and political
  subdivisions                    22,379             462              99          22,742
Mortgage-backed and
  related securities              18,622             158              28          18,752
                                --------        --------        --------        --------
         Total held to
           maturity             $ 55,935        $    728        $    137        $ 56,526
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

                                                 CONTRACT OR
                                                NOTIONAL AMOUNT
                                          ---------------------------
                                           March 31,    December 31,
                                             1999           1998
                                          -----------  --------------

   Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                       $ 4,832      $  2,136
            Variable                          19,884        18,210
        Standby letters of credit                295           328


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in its immediate lending area. The following represents the composition of the loan portfolio:

                                          March 31,          December 31,
                                            1999                1998
                                          ---------          ------------

   1-4 family residential mortgages         41.5%               41.7%
   Commercial mortgages                     31.6%               30.5%
   Consumer loans                            8.4%                8.8%
   Commercial loans                         14.3%               14.7%
   Home equity loans                         4.2%                4.3%

         Included in 1-4 family residential mortgages as of March 31, 1999 are $4,338 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1998 totaled $4,336.

         The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 1999 and December 31, 1998:

                                      March 31,   December 31,
                                        1999          1998
                                      ---------   ------------

Loans accounted for on a
  nonaccrual basis                     $2,476        $2,741

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                   0            41

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)           500           162

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of March 31, 1999.


Gross interest income that would have been recorded
if the loans had been current in accordance with
their original terms                                           $93

Interest income actually included in income on the loans        21

         A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is placed on nonaccrual status, any interest that has been accrued and not collected on the loan is charged against earnings.

         Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 1999, the recorded investment in impaired loans was $600 while the related portion of the allowance for loan losses was $138.

         As of March 31, 1999, there were $1,548 in loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans. The Small Business Administration has guaranteed $37 of this total.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The following is an analysis of the allowance for loan losses for the three month periods ended March 31, 1999 and 1998:

                                                1999            1998
                                              -------          -------

Balance at beginning of period                $ 3,055          $ 2,817
Loan charge-offs:
  1-4 family residential mortgages                  2
  Commercial mortgages                             16
  Consumer loans                                   35               44
  Commercial loans                                 23
  Home equity loans
                                              -------          -------

                                                   76               44
                                              -------          -------

Recoveries on previous loan losses:
  1 - 4 family residential mortgages
  Commercial mortgages
  Consumer loans                                   26               23
  Commercial loans                                  1                2
  Home equity loans
                                              -------          -------
                                                   27               25
                                              -------          -------
Net loan losses                                   (49)             (19)

Provision charged to operations                    50               75
                                              -------          -------
Balance at end of period                      $ 3,056          $ 2,873
                                              -------          -------

Ratio of annualized net charge-offs to
  average net loans outstanding                  0.10%            0.04%
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

         On October 20, 1997 the judge presiding over this case filed a judgment entry dismissing all claims against the Bank without prejudice. The judgment was appealed by the plaintiffs. On March 2, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the decision of the district court to grant summary judgment in favor of the defendant Bank. The plaintiffs have the right to appeal to the United States Supreme court. Plaintiffs have also filed a similar suit in the Common Pleas Court of Trumbull County which is currently scheduled for May 2000. Accordingly, the ultimate outcome of this litigation presently cannot be determined, and therefore no provision for any liability relative to such litigation has been made in the accompanying consolidated financial statements.

         The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the Company.

         6.)  Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

                                               THREE MONTHS ENDED
                                                    MARCH  31,
                                            ------------------------
                                            1999                1998
                                            ----                ----

Net Income                                 $1,220               $1,203

Weighted average common
 shares outstanding *                   3,599,427            3,551,411

Basic earnings per share *                  $0.34                $0.34

Diluted earnings per share *                $0.34                $0.34

         *Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 1999.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                             (Dollars in thousands)

         The following is management's discussion and analysis of the financial condition and results of operations of Cortland Bancorp (the "Company"). The discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

Note Regarding Forward-looking Statements
-----------------------------------------

     In addition to historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates either nationally or in the Company's market area; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity such as expectations regarding the rate of inflation or deflation, currency exchange rates, and other factors influencing market volatility; unforeseen risks associated with the Year 2000 issue and other global economic and financial factors.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         Cash and cash equivalents decreased compared to year end 1998. Operating activities provided cash of $4,591 and $1,697 during the three months ended March 31, 1999 and 1998, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 1999 and 1998.

Capital Resources
-----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 11.01% for the three months ended March 31, 1999, as compared to 11.9% for the like period during 1998. Overall during the first three months of 1999, capital grew at the annual rate of 16.5%, a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased and the net change in the estimated fair value of available for sale securities.

     During the first three months of 1999, the Company issued 34,745 shares of common stock which resulted in proceeds of $939. Of the 34,745 shares issued, 29,358 shares were issued through the Company's dividend reinvestment plan. The remaining 5,387 shares were issued through the subsidiary bank's 401-k Plan, which offers employees the opportunity to invest in the common stock of the Company as one of several participant directed investment alternatives.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         These standards also classify capital into two tiers, referred to as Tier 1 and Tier 2. The Company's Tier 1 capital consists of common shareholders' equity (excluding any gain or loss on available for sale debt securities) less intangible assets and the net unrealized loss on equity securities with readily determinable fair values. Tier 2 capital is the allowance for loan and lease losses reduced for certain regulatory limitations. Risk based capital standards require a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines.

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

         The table below illustrates the Company's risk weighted capital ratios at March 31, 1999 and December 31, 1998.

                                       March  31, 1999   December 31, 1998
                                       -----  --------   -----------------
     Tier 1 Capital                         $44,346          $42,211

     Tier 2 Capital                           2,488            2,473
                                           --------         --------
     TOTAL QUALIFYING
     CAPITAL                                $46,834          $44,684
                                           ========         ========

     Risk Adjusted
     Total Assets (*)                      $198,440         $197,276

      Tier 1 Risk-Based
      Capital Ratio                           22.35%           21.40%

      Total Risk-Based
      Capital Ratio                           23.60%           22.65%

      Tier 1 Risk-Based
          Capital to Average Assets
          (Leverage Capital Ratio)            11.21%           10.68%

  (*) Includes off-balance sheet exposures.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $395,471 for the three months ended March 31, 1999 and $395,076 for the year ended December 31, 1998.

First Three Months of 1999 as Compared to First Three Months of 1998
--------------------------------------------------------------------

         During the first three months of 1999, net interest income after provision for loan losses increased by $16 compared to the first three months of 1998. Total interest income decreased by $318 or 4.4% from the level recorded in 1998. This was accompanied by a decrease in interest expense of $309 or 9.3%, and a decrease in provision for loan loss of $25 or 33%.

         The average rate paid on interest sensitive liabilities declined by 41 basis points year-over-year. The average balance of interest sensitive liabilities decreased by $513 or 0.2%. Compared to the first quarter of last year, average borrowings, primarily with the Federal Home Loan Bank, increased by $4,473 while average interest bearing demand deposits and savings accounts increased by $2,947 and $1,778, respectively, essentially offsetting a $9,711 decrease in more costly time deposits.

         Interest and dividend income on securities registered a decrease of $331 or 11.3% during the first three months of 1999 when compared to 1998. The average invested balances declined by 3.7%, decreasing by $6,848 over the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 32 basis point decline in the tax equivalent yield of the portfolio.

         Interest and fees on loans decreased by only $1 for the first three months of 1999 compared to 1998. A $10,537 increase in the average balance of the loan portfolio, or 5.6%, was accompanied by a 48 basis point decline in the portfolio's tax equivalent yield.

         Other interest income increased by $14 from the same period a year ago due to an increase in the average balance of Federal Funds sold, which increased by $1,741. The yield decreased by 75 basis points reflecting the change in Federal Reserve policy during the latter half of last year.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         Overall average earning assets grew by $5,431, or 1.5%, from the same period last year, with the tax equivalent yield on earning assets declining by 37 basis points to 7.44%. The tax equivalent yield of the investment portfolio measured 6.30%, while the loan portfolio yielded 8.54%. The tax equivalent net interest margin increased to 4.24% from the 4.23% achieved during last year's first quarter, as the interest expense ratio declined from 3.58% to 3.20%.

         Other income from all sources decreased by $58 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $49 from the same period a year ago, reflecting favorable market conditions and an increased allocation of resources to this activity. Gains on securities called and gains on the sale of available for sale investment securities showed a decrease of $55 from year ago levels. Fees for other customer services decreased by $37, mainly due to the sale of the bank subsidiary's credit card portfolio in the fourth quarter of 1998, while other sources of non recurring non-interest income decreased by $15 from the same period a year ago.

         Loans decreased by $5,109 during the period. Loans as a percentage of earning assets stood at 50.6% as of March 31, 1999 as compared to 52.7% at December 31, 1998 and 50.9% on March 31, 1998. The loan to deposit ratio at the end of the first three months of 1999 was 61.7% compared to 62.4% at December 31, 1998 and 60.0% at the end of the same period a year ago. The investment portfolio represented 59.7% of each deposit dollar, up from 57.2% a year ago and 54.7% at December 31, 1998.

         Loan charge-offs during the first three months were $76 in 1999 and $44 in 1998, while the recovery of previously charged-off loans amounted to $27 in 1999 compared to $25 in 1998. A provision for loan loss of $50 was charged to operations in 1999, compared to $75 charged in 1998. At March 31, 1999, the loan loss allowance of $3,056 represented approximately 1.6% of outstanding loans. Non accrual loans at March 31, 1999 represented 1.3% of the loan portfolio compared to 1.4% at December 31, 1998 and 1.2% a year ago.

         Total other expenses in the first three months were $2,544 in 1999 compared to $2,539 in 1998, an increase of $5 or 0.2%. Full time equivalent employment during the first three months averaged 179 employees in 1999, a 4.3% decline from the 187 in the same quarter of 1998. Salaries and benefits decreased by $23 compared to the similar period a year ago.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         For the first three months of 1999, state and local taxes decreased by $3 or 2.1%. Occupancy and equipment expense increased by $33 or 7.2%, reflecting the increased expense of the newly constructed facility at Mantua Corners which opened in the fourth quarter of 1998 and the cost of continued Y2K readiness preparation. All other expense categories decreased by 0.4% or $2 as a group.

         Income before income tax expense amounted to $1,650 for the first three months of 1999 compared to $1,697 for the similar period of 1998 reflecting an increased allocation of investment funds to the tax advantaged municipal sector. The effective tax rate for the first three months was 26.1% in 1999 compared to 29.1% in 1998, resulting in income tax expense of $430 and $494, respectively. Net income for the first three months registered $1,220 in 1999 compared to $1,203 in 1998, representing per share amounts of $0.34 in both 1999 and 1998.

Year 2000
---------

     In 1997, Cortland Bancorp established a "Year 2000 (Y2K) project management team" to provide a structured format for thoroughly addressing the Year 2000 problem. The project team's mission is to ensure that the Company's operation is not adversely impacted by systemic errors arising from calculations using the year 2000 date. At this time the Company expects to expend $650 on its Year 2000 program. It is anticipated that approximately 65% of these costs comprise capital expenditures for normal lifecycle replacement/upgrades for the Company's information systems, 20% represent capital expenditures directly associated with Year 2000, and the remaining 15% embrace consulting, testing and other miscellaneous Year 2000 expenses. The Company does not separately track the internal costs incurred for the Y2K project, such as payroll costs for its project management team, as these costs are considered immaterial. The Y2K project team has been entirely staffed with existing personnel. It is anticipated that costs associated with the Year 2000 project will not have a material adverse impact on net income. To date, the Company has spent approximately $446 on it's Year 2000 project. The Company expects to expend an additional $204 by December 31, 1999 to ensure Y2K readiness.

In conjunction with the Federal Financial Institutions Examination Council Interagency Statement, the Company has outlined key phases, and important aspects, essential for effective Year 2000 project management. An overview of these phases and their completion status are as follows:

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

         RENOVATION (100% COMPLETE): This phase includes hardware and software upgrades, system replacements, vendor certifications, and other associated changes deemed necessary to assure Y2K compliance.

         VALIDATION (100% COMPLETE): This stage includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems are verified and system performance evaluated utilizing a variety of key sensitive dates. The Company has completed the development of test and validation methodologies, and tested critical subsystems.

         IMPLEMENTATION (90% COMPLETE): Mission critical systems must be certified as Year 2000 compliant and accepted by the Company. Any noncompliant mission critical system will be brought to the attention of executive management immediately for resolution. The Company has formulated contingency plans in the event that critical applications are determined to be inoperable on or near the year 2000. These contingency plans are labor intensive and would result in additional payroll expense until the functionality of the mission critical applications are restored. For any system failing certification, the business effect will be assessed and the organization's Year 2000 contingency plans activated.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------


                             (Dollars in thousands)

         The Company's personnel are also actively educating and alerting customers to potential Y2K issues and problems. Loan review personnel have conducted surveys and made inquiries of key loan customers as to their Y2K readiness to determine whether any additional provisions to the allowance for loan loss are required. As of March 31, 1999, no additional provisions were required.

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

New Accounting Standards
------------------------

     In June 1998 the Financial Accounting Standards Board issued (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not anticipate that adoption of this standard will have a material impact on the Company's financial position or results of operation.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

                             (Dollars in thousands)

         Management considers interest rate risk to be the Company's principal source of market risk. Since December 31, 1998, short term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have been relatively stable, reflecting a steady interest rate policy on the part of the Federal Reserve. Intermediate and long term interest rates, as measured by
U. S. Treasury securities with maturities of two or more years, have increased by approximately 40-50 basis points reflecting above average growth in the U. S. economy, improved conditions in global financial markets, and increased international tensions and uncertainties.

         During that same time period, the Company's subsidiary bank experienced a modest decline of 2.5% in it's loan portfolio with funds being shifted to the investment portfolio. Meanwhile, more expensive time deposit liabilities were replaced with less expensive Federal Home Loan Bank borrowings, and growth in traditional passbook savings products which increased at the annual rate of 8.7% during the first quarter.

         The net effect of these changes had minimal effect on the Company's risk position. When these changes are incorporated into the Company's risk analysis, simulated results indicate a $50-$60 decline in net interest income for the twelve month horizon subsequent to March 31, 1999, compared to the simulated results for a similar twelve month horizon subsequent to December 31, 1998. Management expects that this decrease in anticipated net interest income will be offset by similar declines in operating expense and loan loss provision requirements due to the decline in loan volume.

                  Simulated Net Interest Income (NII) Scenarios
                          for the Twelve Months Ending

                            Net Interest Income  $ Change in NII   % Change in NII
Changes in                   Mar. 31, Dec. 31,  Mar. 31, Dec. 31,  Mar. 31, Dec. 31,
Interest Rates                 2000      1999     2000     1999      2000     1999
--------------              ----------------------------------------------------
Graduated increase of
 +300 basis points            15,969    16,027    (475)    (467)     (2.9)%   (2.8)%

Short term rates unchanged    16,444    16,494

Graduated decrease of -300
 basis points                 16,174    16,234    (270)    (260)     (1.6)%   (1.6)%



     The level of interest rate risk indicated remains within limits that management considers acceptable. However, given that interest rate movements can be sudden and unanticipated, and are increasingly influenced by global events and circumstances beyond the purview of the Federal Reserve, no assurance can be made that interest rate movements will not impact key assumptions and relationships in a manner not presently anticipated.

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

            24.    Not applicable

            27.    Financial Data Schedule

            99.    Not applicable

         (b)  Reports on Form 8-K
              --------------------

                    Form 8-K was filed with the United States Securities and Exchange Commission, dated December 31, 1998. The 8-K applied to Item 5 - Other Events, per the 8-K instructions, and described resignations of certain members of the registrant's Board of Directors and senior management. No financial statements were filed with this report.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Cortland Bancorp
                                                      (Registrant)

 DATED: May 11, 1999                                  Lawrence A. Fantauzzi
        ------------                                  ---------------------
                                                      Secretary/Treasurer
                                                      (Chief Financial Officer)



 DATED: May 11, 1999                                  Rodger W. Platt
        ------------                                  ---------------
                                                      Chairman and President
                                                      (Duly Authorized Officer)