Form 10-Q
period 1999-06-30
CORTLAND BANCORP INC
filed 1999-08-16
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                                -------------

                         Commission file number 0-13814
                                                -------

                                Cortland Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                         34-1451118
--------------------------------           ----------------------------------
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

Yes  X    NO
    ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at August 10, 1999
         -----                                ------------------------------
 Common Stock, No Par Value                                3,612,306 Shares
 --------------------------                                ----------------

\



                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements (Unaudited)
-------  --------------------------------
         Cortland Bancorp and Subsidiaries:

            Consolidated Balance Sheets - June 30,
            1999 and December 31, 1998                                          2

            Consolidated Statements of Income -
            for the three month and six month
            periods ended June 30, 1999 and 1998                                3

            Consolidated Statement of Shareholders'
            Equity - Six months ended June 30, 1999                             4

            Consolidated Statements of Cash Flows -
            Six months ended June 30, 1999 and 1998                             5

            Notes to Consolidated Financial Statements
            June 30, 1999                                                  6 - 15

Item 2.  Management's Discussion and Analysis of
-------  ---------------------------------------
         Financial Condition and Results of Operations                    16 - 24
         ---------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures about
-------  ----------------------------------------------
         Market Risk                                                      25 - 26
         ------------


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                     27
-------  -----------------

Item 2.  Changes in Securities                                                 27
-------  ---------------------

Item 3.  Defaults Upon Senior Securities                                       27
-------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                   27
-------  ---------------------------------------------------

Item 5.  Other Information                                                     28
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                                 28 - 29
-------  --------------------------------

Signatures                                                                     30
----------

                        CORTLAND BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                JUNE 30,         DECEMBER 31,
                                                                                  1999              1998
                                                                             ---------------   ---------------
ASSETS
Cash and due from banks                                                         $   9,848         $  10,870
Federal Funds sold                                                                  1,800             4,150
                                                                                ---------         ---------
     Total cash and cash equivalents                                               11,648            15,020
                                                                                ---------         ---------
Investment securities available for sale  (Note 3)                                122,293           119,575
Investment securities held to maturity  (approximate market
   value of  $ 66,469 in 1999 and $56,526 in 1998) (Note 3)                        68,017            55,935
Total loans (Note 4)                                                              195,131           200,478
   Less allowance for loan losses (Note 4)                                         (2,999)           (3,055)
                                                                                ---------         ---------
      Net loans                                                                   192,132           197,423
                                                                                ---------         ---------
Premises and equipment                                                              6,031             6,190
Other assets                                                                        5,068             3,789
                                                                                ---------         ---------

         Total assets                                                           $ 405,189         $ 397,932
                                                                                =========         =========

LIABILITIES
Noninterest-bearing deposits                                                    $  46,289         $  50,230
Interest-bearing deposits                                                         272,005           270,870
                                                                                ---------         ---------
  Total deposits                                                                  318,294           321,100
                                                                                ---------         ---------
Federal Home Loan Bank advances and other borrowings                               40,948            29,971
Other liabilities                                                                   1,582             3,321
                                                                                ---------         ---------
         Total liabilities                                                        360,824           354,392
                                                                                ---------         ---------

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares;
 issued 3,605,572 shares in 1999 and 3,570,827 in 1998 (Note 6)                    18,028            17,854
Additional paid-in capital (Note 6)                                                 5,685             4,920
Retained earnings                                                                  21,673            20,015
Accumulated other comprehensive income                                               (799)              849
Treasury stock, at cost, 9,595 shares in 1999 and 4,761 shares in 1998               (222)              (98)
                                                                                ---------         ---------
         Total shareholders' equity                                                44,365            43,540
                                                                                ---------         ---------

         Total liabilities and shareholders' equity                             $ 405,189         $ 397,932
                                                                                =========         =========





           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE                          SIX
                                                               MONTHS ENDED                  MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                           ----------------------        ----------------------
                                                            1999           1998           1999            1998
                                                           -------        -------        -------        -------
INTEREST INCOME
   Interest and fees on loans                              $ 4,142        $ 4,403        $ 8,314        $ 8,576
   Interest and dividends on investment securities:
      Taxable interest income                                  944          1,229          1,797          2,624
      Nontaxable interest income                               421            301            823            546
      Dividends                                                 68             67            129            126
   Interest on mortgage-backed securities                    1,351          1,224          2,634          2,455
   Other interest income                                        40             63            103            112
                                                           -------        -------        -------        -------
              Total interest income                          6,966          7,287         13,800         14,439
                                                           -------        -------        -------        -------

INTEREST EXPENSE
   Deposits                                                  2,542          2,848          5,105          5,736
   Borrowed funds                                              465            419            900            838
                                                           -------        -------        -------        -------
              Total interest expense                         3,007          3,267          6,005          6,574
                                                           -------        -------        -------        -------
                 Net interest income                         3,959          4,020          7,795          7,865
                 Provision for loan losses                      50            125            100            200

                                                           -------        -------        -------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          3,909          3,895          7,695          7,665
                                                           -------        -------        -------        -------

OTHER INCOME
   Fees for other customer services                            316            338            614            673
   Investment securities gains - net                             2              7              9             69
   Gain on sale of loans - net                                  38             38             95             46
   Other non-interest income                                    51             60             97            121
                                                           -------        -------        -------        -------
               Total other income                              407            443            815            909
                                                           -------        -------        -------        -------

OTHER EXPENSES
   Salaries and employee benefits                            1,430          1,362          2,807          2,762
   Net occupancy expense                                       203            189            398            369
   Equipment expense                                           265            280            560            557
   State and local taxes                                       139            142            277            283
   Office supplies                                             124            125            231            234
   Marketing expense                                            76             79            126            152
   Legal and litigation expense                                 21             58             49             96
   Other operating expenses                                    403            369            757            690
                                                           -------        -------        -------        -------
               Total other expenses                          2,661          2,604          5,205          5,143
                                                           -------        -------        -------        -------

INCOME BEFORE FEDERAL INCOME TAXES                           1,655          1,734          3,305          3,431

Federal income taxes                                           426            497            856            991
                                                           -------        -------        -------        -------

NET INCOME                                                 $ 1,229        $ 1,237        $ 2,449        $ 2,440
                                                           =======        =======        =======        =======

BASIC EARNINGS PER COMMON SHARE (NOTE 6)                   $  0.34        $  0.35        $  0.68        $  0.69
                                                           =======        =======        =======        =======
DILUTED EARNINGS PER COMMON SHARE (NOTE 6)                 $  0.34        $  0.35        $  0.68        $  0.69
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


           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)


                                                                                                ACCUMULATED                 TOTAL
                                                                      ADDITIONAL                   OTHER                    SHARE-
                                                             COMMON    PAID-IN      RETAINED   COMPREHENSIVE     TREASURY   HOLDERS
                                                              STOCK    CAPITAL      EARNINGS       INCOME         STOCK     EQUITY
                                                       ----------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1999                                   $17,854      $4,920    $20,015          $849        ($98)     $43,540

COMPREHENSIVE INCOME:

     Net income                                                                       2,449                                  2,449

     Other comprehensive income, net of tax:
         Unrealized losses on available-
             for-sale securities, net of
             reclassification adjustment                                                           (1,648)                  (1,648)



                                                                                                                      -------------
Total comprehensive income                                                                                                     801
                                                                                                                      -------------

Common stock transactions:
     Shares sold                                                 174         765                                               939
     Treasury shares purchased                                                                                   (124)        (124)
     Cash dividends declared                                                           (791)                                  (791)


                                                       ============================================================================
BALANCE AT JUNE 30, 1999                                     $18,028      $5,685    $21,673         ($799)      ($222)     $44,365
                                                       ============================================================================



DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE
     FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or losses on
     available-for -sale securities
     arising during the period, net of tax                                                                       (1,642)

Less:  Reclassification adjustment
     for net gains realized in net income, net of tax                                                                 6

Net unrealized gains on available-
                                                                                                          ==============
     for-sale securities, net of tax                                                                            ($1,648)
                                                                                                          ==============




           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)



                                                                       FOR THE
                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                 1999             1998
                                                              -----------      ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                       $  3,040         $  1,417

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                     (25,344)          (7,537)
   Purchases of securities available for sale                   (20,978)         (15,565)
   Proceeds from sales of securities available for sale                              949
   Proceeds from call, maturity  and principal
     payments on securities                                      28,672           29,230
   Net  decrease (increase)  in loans made to customers           3,300           (9,809)
   Purchase of premises and equipment                              (257)            (158)
                                                               --------         --------
   Net cash flows from investing activities                     (14,607)          (2,890)
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in deposit accounts                              (2,806)          (1,351)
   Net increase in borrowings                                    10,977              968
   Proceeds from sale of common stock                               939              605
   Dividends paid on common stock                                  (791)            (689)
   Purchase of treasury stock                                      (124)             (61)
                                                               --------         --------
   Net cash flows from financing activities                       8,195             (528)
                                                               --------         --------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                       (3,372)          (2,001)


CASH AND CASH EQUIVALENTS
   Beginning of period                                           15,020           12,609
                                                               --------         --------
   End of period                                               $ 11,648         $ 10,608
                                                               ========         ========

SUPPLEMENTAL DISCLOSURES
   Interest paid                                               $  6,055         $  6,659
   Income taxes paid                                           $    880         $  1,025






           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         1.)  Management Representation:


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

                                                      SIX MONTHS                      THREE MONTHS
                                                    June 30, 1999                     June 30, 1999
                                                    -------------                     -------------

      Proceeds on securities sold                    $         0                        $         0
      Gross realized gains                                     0                                  0
      Gross realized losses                                    0                                  0

      Proceeds on securities called                  $     6,000                        $     1,500
      Gross realized gains                                     9                                  2
      Gross realized losses                                    0                                  0

      Securities available for sale, carried at fair value, totalled $122,293 at June 30, 1999 and $119,575 at December 31, 1998 representing 64.3% and 68.1%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management's opinion.

         Investment securities with a carrying value of approximately $30,010 at June 30, 1999 and $29,840 at December 31, 1998 were pledged to secure deposits and for other purposes.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)


         The amortized cost and estimated market value of debt securities at June 30, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.




Investment securities              AMORTIZED       ESTIMATED
available for sale                   COST         FAIR  VALUE
------------------                 ---------      -----------
Due in one year or less            $ 18,331        $ 18,412
Due after one year
 through five years                  11,628          11,615
Due after five years
 through ten years                    9,456           9,290
Due after ten years                   7,067           6,807
                                   --------        --------
                                     46,482          46,124
 Mortgage-backed Securities          72,758          72,125
                                   --------        --------
                                   $119,240        $118,249
                                   ========        ========


Investment securities             AMORTIZED       ESTIMATED
held to maturity                     COST         FAIR VALUE
----------------                  ----------      ----------

Due in one year or less            $    588        $    588
Due after one year
 through five years                  10,110          10,117
Due after five years
 through ten years                   22,303          21,664
Due after ten years                  17,499          16,725
                                   --------        --------
                                     50,500          49,094
Mortgage-backed Securities           17,517          17,375
                                   --------        --------
                                   $ 68,017        $ 66,469
                                   ========        ========

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)



         The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 1999, are as follows:



INVESTMENT                                       GROSS           GROSS          ESTIMATED
SECURITIES AVAILABLE           AMORTIZED       UNREALIZED      UNREALIZED         FAIR
FOR SALE                          COST           GAINS           LOSSES           VALUE
-----------                    ---------       ----------      ----------       ---------

U.S. Treasury
  securities                    $ 19,764        $    140        $      7        $ 19,897
U.S. Government
  agencies and
  corporations                    15,854              17             326          15,545
Obligations of states
  and political
  subdivisions                    10,864              41             223          10,682
Mortgage-backed and
  related securities              72,758             296             929          72,125
                                --------        --------        --------        --------
    Total                        119,240             494           1,485         118,249
Marketable equity
  securities                       2,171             133             317           1,987
Other securities                   2,057                                           2,057
                                --------        --------        --------        --------
    Total available
       for sale                 $123,468        $    627        $  1,802        $122,293
                                ========        ========        ========        ========



INVESTMENT                                       GROSS           GROSS          ESTIMATED
SECURITIES HELD                AMORTIZED       UNREALIZED      UNREALIZED         FAIR
TO MATURITY                      COST            GAINS           LOSSES           VALUE
-----------                    ---------       ----------      ----------       ---------

U.S. Government
  agencies and
  corporations                  $ 25,330        $      6        $    775        $ 24,561
Obligations of states
  and political
  subdivisions                    25,170             128             765          24,533
Mortgage-backed and
  related securities              17,517              84             226          17,375
                                --------        --------        --------        --------
    Total held to
       maturity                 $ 68,017        $    218        $  1,766        $ 66,469
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
SECURITIES AVAILABLE         AMORTIZED      UNREALIZED      UNREALIZED         FAIR
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
SECURITIES HELD              AMORTIZED       UNREALIZED     UNREALIZED         FAIR
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

                                                  CONTRACT OR
                                                NOTIONAL AMOUNT
                                           --------------------------
                                            June 30,     December 31,
                                              1999          1998
                                           ----------   -------------

   Financial instruments whose contract
      amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                       $ 4,841      $ 2,136
            Variable                          24,069       18,210
        Standby letters of credit                257          328


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

                                                June 30,      December 31,
                                                  1999            1998
                                                --------      ------------

   1-4 family residential mortgages               42.0%          41.7%
   Commercial mortgages                           33.3%          30.5%
   Consumer loans                                  8.3%           8.8%
   Commercial loans                               12.3%          14.7%
   Home equity loans                               4.1%           4.3%

         Included in 1-4 family residential mortgages as of June 30, 1999 are $2,445 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1998 totaled $4,336.

         The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 1999 and December 31, 1998:

                                                     June 30,     December 31,
                                                      1999           1998
                                                   ----------     -----------

Loans accounted for on a
  nonaccrual basis                                   $2,445         $2,741

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                                 3             41

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)                         496            162

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of June 30, 1999.

Gross interest income that would have been recorded if the loans had been
current in accordance with their original terms                           $160

Interest income actually included in income on the loans                    36

         A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is placed on nonaccrual status, any interest that has been accrued and not collected on the loan is charged against earnings. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction to principal or reported as interest income according to management's judgement as to collectibility of principal.

         Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 1999, the recorded investment in impaired loans was $533 while the related portion of the allowance for loan losses was $64.

        As of June 30, 1999, there were $1,494 in loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                             (Dollars in thousands)

         The following is an analysis of the allowance for loan losses for the six month periods ended June 30, 1999 and 1998:

                                               1999       1998
                                             --------   --------

Balance at beginning of period               $  3,055   $  2,817
Loan charge-offs:
  1-4 family residential mortgages                  0          0
  Commercial mortgages                             17          0
  Consumer loans                                   74         80
  Commercial loans                                102         20
  Home equity loans                                 2          1
                                             --------   --------

                                                  195        101
                                             --------   --------

Recoveries on previous loan losses:
  1 - 4 family residential mortgages                0          0
  Commercial mortgages                              0          0
  Consumer loans                                   34         39
  Commercial loans                                  4          4
  Home equity loans                                 1          0
                                             --------   --------
                                                   39         43
                                             --------   --------

Net charge-offs                                  (156)       (58)

Provision charged to operations                   100        200
                                             --------    -------
Balance at end of period                     $  2,999    $ 2,959
                                             --------    -------

Ratio of annualized net charge-offs to
  average net loans outstanding                  0.16%      0.06%
                                             ========    =======


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

         On October 20, 1997 the judge presiding over this case filed a judgment entry dismissing all claims against the Bank without prejudice. The judgment was appealed by the plaintiffs. On March 2, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the decision of the district court to grant summary judgment in favor of the defendant Bank. The plaintiffs have the right to appeal to the United States Supreme court. Plaintiffs have also filed a similar suit in the Common Pleas Court of Trumbull County. Accordingly, the ultimate outcome of this litigation presently cannot be determined, and therefore no provision for any liability relative to such litigation has been made in the accompanying consolidated financial statements.

         The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the Company.

         6.)  Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                  JUNE 30,                                  JUNE 30,
                                         1999                 1998                1999                  1998
                                    -----------------------------------------------------------------------------

Net Income                          $       1,229        $       1,237        $       2,449        $       2,440
Weighted average common
 shares outstanding *                   3,596,776            3,549,652            3,598,094            3,550,527

Basic earnings per share *          $        0.34        $        0.35        $        0.68        $        0.69

Diluted earnings per share *        $        0.34        $        0.35        $        0.68        $        0.69

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         Cash and cash equivalents decreased compared to year end 1998. Operating activities provided cash of $3,040 and $1,417 during the six months ended June 30, 1999 and 1998, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 1999 and 1998.

Capital Resources
-----------------

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 7.5% for the six months ended June 30, 1999, as compared to 8.5% for the like period during 1998. Overall during the first six months of 1999, capital grew at the annual rate of 3.8%, a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased and the net change in the estimated fair value of available for sale securities.

         During the first six months of 1999, the Company repurchased 4,834 shares of common stock from the subsidiary bank's 401-k Plan and issued 34,745 additional shares of common stock, resulting in net proceeds of $815. Of the 34,745 shares issued, 29,358 shares were issued through the Company's dividend reinvestment plan. The remaining 5,387 shares were issued through the subsidiary bank's 401-k Plan, which offers employees the opportunity to invest in the common stock of the Company as one of several participant directed investment alternatives.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators will subjectively consider an institution's exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy.

         The table below illustrates the Company's risk weighted capital ratios at June 30, 1999 and December 31, 1998.

                                        June 30, 1999      December 31, 1998
                                        -------------      -----------------
     Tier 1 Capital                        $ 44,855             $ 42,211

     Tier 2 Capital                           2,519                2,473
                                           --------             --------
     TOTAL QUALIFYING
     CAPITAL                               $ 47,374             $ 44,684
                                           ========             ========

     Risk Adjusted
     Total Assets (*)                      $201,025             $197,276

      Tier 1 Risk-Based
      Capital Ratio                           22.31%               21.40%

      Total Risk-Based
      Capital Ratio                           23.57%               22.65%

      Tier 1 Risk-Based
      Capital to Average Assets
      (Leverage Capital Ratio)                11.22%               10.68%

  (*) Includes off-balance sheet exposures.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)

         Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $399,647 for the six months ended June 30, 1999 and $395,076 for the year ended December 31, 1998.

First Six Months of 1999 as Compared to First Six Months of 1998
----------------------------------------------------------------

         During the first six months of 1999, net interest income after provision for loan losses increased by $30 compared to the first six months of 1998. Total interest income decreased by $639 or 4.4% from the level recorded in 1998. This was accompanied by a decrease in interest expense of $569 or 8.7% and a decrease in provision for loan loss of $100 or 50%.

         The average rate paid on interest sensitive liabilities declined by 41 basis points year-over-year. The average balance of interest sensitive liabilities increased by $2,382 or 0.8%. Compared to the first half of last year, average borrowings, primarily with the Federal Home Loan Bank, increased by $5,315 while the average rate paid on borrowings declined 51 basis points, from 5.72% to 5.21%. Average interest bearing demand deposits, savings and money market accounts increased by $2,162, $1,968 and $964, even as the average rate paid on these products declined by 23, 20 and 30 basis points respectively. Offsetting these increases was an $8,028 decrease in time deposits, where the average rate paid declined 47 basis points, from 5.73% to 5.26%.

         Interest and dividend income on securities registered a nominal decrease of $368 or 6.4% during the first six months of 1999 when compared to 1998, while on a fully taxable equivalent basis income on securities declined by $234 or 3.9%. The average invested balances increased by 0.8%, increasing by $1,373 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 31 basis point decline in the taxable equivalent yield of the portfolio.

         Interest and fees on loans decreased by $262 for the first six months of 1999 compared to 1998. A $5,997 increase in the average balance of the loan portfolio, or 3.2%, was accompanied by a 50 basis point decline in the portfolio's taxable equivalent yield.

         Other interest income decreased by $9 from the same period a year ago. The average balance of Federal Funds sold increased by $283. The yield decreased by 76 basis points reflecting the change in Federal Reserve policy implemented during the latter half of 1998. The yield on Federal Funds sold is expected to increase during the second half of 1999 as the Federal Reserve increased the targeted Federal Funds rate by 25 basis points on June 30, 1999.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)


         Other income from all sources decreased by $94 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $49 from the same period a year ago, reflecting favorable market conditions and an increased allocation of resources to this activity. Gains on securities called and gains on the sale of available for sale investment securities showed a decrease of $60 from year ago levels. Fees for other customer services decreased by $59, mainly due to the sale of the bank subsidiary's credit card portfolio in the fourth quarter of 1998, while other sources of non recurring non-interest income decreased by $24 from the same period a year ago.

         Loan charge-offs during the first six months were $195 in 1999 and $101 in 1998, while the recovery of previously charged-off loans amounted to $39 in 1999 compared to $43 in 1998. A provision for loan loss of $100 was charged to operations in 1999, compared to $200 charged in 1998. At June 30, 1999, the loan loss allowance of $2,999 represented approximately 1.5% of outstanding loans. Non accrual loans at June 30, 1999 represented 1.3% of the loan portfolio compared to 1.4% at December 31, 1998 and 0.9% a year ago.

         Total other expenses in the first six months were $5,205 in 1999 compared to $5,143 in 1998, an increase of $62 or 1.2%. Full time equivalent employment during the first six months averaged 180 employees in 1999, a 3.2% decline from the 186 in the same quarter of 1998. Salaries and benefits increased by $45 compared to the similar period a year ago.

         For the first six months of 1999, state and local taxes decreased by $6 or 2.1%. Occupancy and equipment expense increased by $32, or 3.5%, reflecting the increased expense of the newly constructed facility at Mantua Corners which opened in the fourth quarter of 1998, the cost of continued Y2K readiness preparation, and the opening of the Company's newest banking office in May of 1999. All other expense categories decreased by 0.8% or $9 as a group.

         Income before income tax expense amounted to $3,305 for the first six months of 1999 compared to $3,431 for the similar period of 1998 reflecting an increased allocation of investment funds to the tax advantaged municipal sector. The effective tax rate for the first six months was 25.9% in 1999 compared to 28.9% in 1998, resulting in income tax expense of $856 and $991, respectively. Net income for the first six months registered $2,449 in 1999 compared to $2,440 in 1998, representing per share amounts of $0.68 in 1999 and $0.69 in 1998.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            -----------------------------------------------

                             (Dollars in thousands)

Second Quarter of 1999 as compared to Second Quarter 1998
---------------------------------------------------------


     During the second quarter of 1999 net interest income after provision for loan losses increased by $14 as compared to second quarter 1998. Average earning assets increased by 2.6% while average interest-bearing liabilities increased by 1.7%. Average loans exhibited growth of 0.8%, while average investments increased by 5.3%.

     The tax equivalent yield on earning assets decreased by 43 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.3%, a 28 basis point decline from the same quarter a year ago, while the loan portfolio yielded 8.6%, down 52 basis points from last year's rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 41 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin declined to 4.3%, a decrease of 7 basis points from that achieved during last year's second quarter.

     Loans decreased by $239 during the period. Loans as a percentage of earning assets stood at 50.8% as of June 30, 1999 as compared to 51.8% on June 30, 1998. The loan to deposit ratio at the end of the first six months of 1999 was 61.3% compared to 61.5% at the end of the same period a year ago. The investment portfolio represented 59.8% of each deposit dollar, up from 56.9% a year ago.

     Loan charge-offs during the second quarter were $119 in 1999 and $57 in 1998, while the recovery of previously charged-off loans amounted to $12 during the second quarter of 1999 compared to $18 in the same period of 1998.

     Other income for the quarter decreased by $36 or 8.l% compared to the same period a year ago. The continued favorable mortgage rate environment was evidenced by a net gain on sales of loans of $38, matching the $38 generated a year ago. Net gains on investment and trading securities transactions netted $2, while a $7 gain was recorded in 1998.

     Total other expenses in the second quarter were $2,661 in 1999 and $2,604 in 1998, an increase of $57 or 2.2%. Employee salaries and benefits increased by $68 or 5.0%. Occupancy and equipment expense remained relatively stable, with a $1 decrease. Other expenses as a group decreased by $10 or 1.3% compared to the same period last year.

     Income before tax for the quarter decreased by 4.6% to $1,655 in 1999 from the $1,734 recorded in 1998. Net income for the quarter of $1,229 represented a 0.6% decrease from the $1,237 earned a year ago.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
           -----------------------------------------------

                             (Dollars in thousands)


Year 2000
---------

     In 1997, Cortland Bancorp established a "Year 2000 (Y2K) project management team" to provide a structured format for thoroughly addressing the Year 2000 problem. The project team's mission is to ensure that the Company's operation is not adversely impacted by systemic errors arising from calculations using the year 2000 date. At this time the Company expects to expend $650 on its Year 2000 program. It is anticipated that approximately 65% of these costs comprise capital expenditures for normal lifecycle replacement/upgrades for the Company's information systems, 20% represent capital expenditures directly associated with Year 2000, and the remaining 15% embrace consulting, testing and other miscellaneous Year 2000 expenses. The Company does not separately track the internal costs incurred for the Y2K project, such as payroll costs for its project management team, as these costs are considered immaterial. The Y2K project team has been entirely staffed with existing personnel. It is anticipated that costs associated with the Year 2000 project will not have a material adverse impact on net income. To date, the Company has spent approximately $453 on it's Year 2000 project. The Company expects to expend an additional $197 by December 31, 1999 to ensure Y2K readiness.

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

         IMPLEMENTATION (95% COMPLETE): Mission critical systems must be certified as Year 2000 compliant and accepted by the Company. Any noncompliant mission critical system will be brought to the attention of executive management immediately for resolution. The Company has formulated contingency plans in the event that critical applications are determined to be inoperable on or near the year 2000. These contingency plans are labor intensive and would result in additional payroll expense until the functionality of the mission critical applications are restored. For any system failing certification, the business effect will be assessed and the organization's Year 2000 contingency plans activated.

         The Company's personnel are also actively educating and alerting customers to potential Y2K issues and problems. Loan review personnel have conducted surveys and made inquiries of key loan customers as to their Y2K readiness to determine whether any additional provisions to the allowance for loan loss are required. As of June 30, 1999, no additional provisions were required.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            -----------------------------------------------

                             (Dollars in thousands)


         Ultimate success is dependent upon the cooperation and ability of vendors, customers and all levels of government and governmental agencies to meet the Y2K challenge. The problem is truly global in nature, and its successful resolution depends upon everyone, everywhere, doing their part. It is recognized that the failure of any of these parties to achieve Year 2000 compliance could result in material additional expense to the Company, including possible litigation. The Company currently believes that the reasonably "worst case" Y2K scenario involves the failure of utilities and governments to achieve Y2K compliance, causing a general disruption of commerce resulting in a material increase in nonperforming loans and credit losses, accompanied by a lack of liquidity due to financial market dysfunctions. The Company's net income would be adversely impacted by increased operating costs, additional collection and foreclosure expense and the effects of a compressed net interest margin. The Company maintains capital levels significantly in excess of regulatory minimum guidelines as additional protection in the event of such "worst case" scenarios.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

                             (Dollars in thousands)

     Management considers interest rate risk to be the Company's principal source of market risk. Since December 31, 1998, short term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have increased by 25 to 50 basis points, reflecting an expectation of monetary tightening on the part of the Federal Reserve. Indeed, the Federal Reserve did hike short-term rates by 25 basis points on June 30th. Meanwhile, intermediate and long term interest rates, as measured by U. S. Treasury securities with maturities of two or more years, have increased by approximately 90-120 basis points reflecting above average growth in the U. S. economy, tight labor markets and improved conditions in global financial markets and foreign economies.

     During that same time period, the Company's subsidiary bank experienced a modest decline of 2.7% in it's loan portfolio with funds being shifted to the investment portfolio. Meanwhile, more expensive time deposit liabilities were replaced with less expensive Federal Home Loan Bank borrowings and growth in traditional checking and passbook savings products.

     The net effect of these changes had minimal effect on the Company's risk position. When these changes are incorporated into the Company's risk analysis, simulated results for an unchanged rate environment indicate a $160 increase in net interest income for the twelve month horizon subsequent to June 30, 1999, compared to the simulated results for a similar twelve month horizon subsequent to December 31, 1998. The Company's sensitivity to a declining rate environment is basically unchanged. The Company's sensitivity to an increasing rate environment, however, has heightened as customers have increasingly moved out of variable rate product and into fixed rate product. Management has also sought to extend portfolio duration to guard against the effects of a protracted low rate environment. Management expects that the decrease in anticipated net interest income under the rising rate environment will be partially offset by similar declines in operating expense and loan loss provision requirements due to the decline in loan volume. The table on the next page displays simulated results.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

                                   (CONTINUED)

                             (Dollars in thousands)



                  Simulated Net Interest Income (NII) Scenarios
                          for the Twelve Months Ending

                                  Net Interest Income      $ Change in NII    % Change in NII
Changes in                       June 30,     Dec. 31,    June 30,  Dec. 31,  June 30,  Dec. 31,
Interest Rates                     2000        1999         2000     1999       2000     1999
--------------                   ---------------------------------------------------------------
 Graduated increase of
  +300 basis points               15,915      16,027       (738)     (467)     (4.4)%   (2.8)%
 Short term rates
  unchanged                       16,654      16,494
 Graduated decrease of
  -300 basis points               16,387      16,234       (267)     (260)     (1.6)%   (1.6)%

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

         (a.) On May 18, 1999, Cortland Bancorp held its annual meeting of shareholders.

         (b.) The following directors were elected for three year terms ending in 2002.

                                  David C. Cole

                              Lawrence A. Fantauzzi

                  Directors whose term of office continued after the annual meeting:

                                George E. Gessner

                              James E. Hoffman III

                               Timothy K. Woofter

                                William A. Hagood

                                  K. Ray Mahan

                                Richard L. Hoover

                                 Rodger W. Platt

                        CORTLAND BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------

         (c.) At the close of business on the record date, 3,600,811 Cortland Bancorp shares were outstanding and entitled to vote.

                  The results of the election of directors was as follows:

                                                       Votes             Votes
                                                       Cast              Cast             Votes
                                                       For               Against          Abstained
                                                       ---------         --------         ---------
                  David C. Cole                        2,416,909         129,992          0

                  Lawrence A. Fantauzzi                2,419,063         127,837          0

                  Also voted on was to increase the authorized shares of the Corporation from 5,000,000 to 20,000,000 shares. 2,227,664 voted for, 200,948 voted against and 118,287 abstained.

Item 5.     Other Information
-------     -----------------

     Not applicable

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

       (a)    Exhibits
              --------

            2.     Not applicable

            4.     Not applicable

            10.    Not applicable

            11.    See Note (6) of the Financial Statements

            15.    Not applicable

            18.    Not applicable

            19.    Not applicable

            22.    Not applicable

            23.    Not applicable

            24.    Not applicable

            27.    Financial Data Schedule

            99.    Not applicable

                        CORTLAND BANCORP AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------

         (b)  Reports on Form 8-K
              -------------------

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

                                             Cortland Bancorp
                                             ----------------
                                             (Registrant)

 DATED: August 10, 1999                      Lawrence A. Fantauzzi
        ---------------                      ---------------------
                                             Secretary/Treasurer
                                             (Chief Financial Officer)



 DATED: August 10, 1999                      Rodger W. Platt
        ---------------                      ---------------
                                             Chairman and President
                                             (Duly Authorized Officer)