Form 10-Q
period 1999-09-30
CORTLAND BANCORP INC
filed 1999-11-15
CIK 774569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999
                               ------------------

                         Commission file number 0-13814
                                                -------

                                CORTLAND BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 OHIO                                 34-1451118
----------------------------------        ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)                  Number)


              194 WEST MAIN STREET, CORTLAND, OHIO  44410
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

Yes  X    NO
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                        OUTSTANDING AT NOVEMBER 9, 1999
            -----                        -------------------------------
 COMMON STOCK, NO PAR VALUE                   3,613,536     SHARES
 --------------------------                                 ------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


         Cortland Bancorp and Subsidiaries:

            Consolidated Balance Sheets - September 30,
            1999 and December 31, 1998                                 2

            Consolidated Statements of Income - for the
            Three month and Nine month periods ended
            September 30, 1999 and 1998                                3

            Consolidated Statement of Shareholders'
            Equity - Nine months ended September 30, 1999              4

            Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1999 and 1998              5

            Notes to Consolidated Financial Statements
            September 30, 1999                                         6 - 15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 16 - 24

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                   25 - 26

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                             27

ITEM 2.  CHANGES IN SECURITIES                                         27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           27

ITEM 5.  OTHER INFORMATION                                             27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              27 - 28

SIGNATURES                                                             29

                        CORTLAND BANCORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    (Amounts in thousands, except share data)



                                                                                  SEPTEMBER 30,               DECEMBER 31,
                                                                                      1999                        1998
                                                                             ------------------------     ----------------------
ASSETS
Cash and due from banks                                                                      $10,547                    $10,870
Federal Funds sold                                                                             7,950                      4,150
                                                                             ------------------------     ----------------------
     Total cash and cash equivalents                                                          18,497                     15,020
                                                                             ------------------------     ----------------------
Investment securities available for sale  (Note 3)                                           121,499                    119,575
Investment securities held to maturity  (approximate market
   value of  $ 81,695 in 1999 and $56,526 in 1998) (Note 3)                                   83,999                     55,935
Total loans (Note 4)                                                                         194,755                    200,478
   Less allowance for loan losses (Note 4)                                                    (2,965)                    (3,055)
                                                                             ------------------------     ----------------------
      Net loans                                                                              191,790                    197,423
                                                                             ------------------------     ----------------------
Premises and equipment                                                                         5,886                      6,190
Other assets                                                                                   5,718                      3,789
                                                                             ------------------------     ----------------------

         Total assets                                                                       $427,389                   $397,932
                                                                             ========================     ======================

LIABILITIES
Noninterest-bearing deposits                                                                 $49,285                    $50,230
Interest-bearing deposits                                                                    284,238                    270,870
                                                                             ------------------------     ----------------------
  Total deposits                                                                             333,523                    321,100
                                                                             ------------------------     ----------------------
Federal Home Loan Bank advances and other borrowings                                          43,089                     29,971
Other liabilities                                                                              5,229                      3,321
                                                                             ------------------------     ----------------------
         Total liabilities                                                                   381,841                    354,392
                                                                             ------------------------     ----------------------

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS' EQUITY
Common stock  - $5.00 stated value - authorized
 20,000,000 shares; issued 3,621,901 shares
  in 1999  and 3,570,827 in 1998 (Note 6)                                                     18,110                     17,854
Additional paid-in capital (Note 6)                                                            5,945                      4,920
Retained earnings                                                                             22,897                     20,015
Accumulated other comprehensive income                                                        (1,182)                       849
Treasury stock, at cost, 9,596  shares in 1999 and  4,761 shares in 1998                        (222)                       (98)
                                                                             ------------------------     ----------------------
         Total shareholders' equity                                                           45,548                     43,540
                                                                             ------------------------     ----------------------

         Total liabilities and shareholders' equity                                         $427,389                   $397,932
                                                                             ========================     ======================


           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (Amounts in thousands, except per share data)

                                                                          THREE                                    NINE
                                                                       MONTHS ENDED                            MONTHS ENDED
                                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                                             -------------------------------         ------------------------------
                                                                 1999              1998                  1999              1998
                                                             --------------    -------------         --------------     -----------
INTEREST INCOME
   Interest and fees on loans                                       $4,168           $4,355                $12,482          $12,931
   Interest and dividends on investment securities:
      Taxable interest income                                          966            1,104                  2,763            3,728
      Nontaxable interest income                                       434              356                  1,257              902
      Dividends                                                         63               61                    192              187
   Interest on mortgage-backed securities                            1,482            1,234                  4,116            3,689
   Other interest income                                                64               60                    167              172
                                                             --------------    -------------         --------------     -----------
              Total interest income                                  7,177            7,170                 20,977           21,609
                                                             --------------    -------------         --------------     -----------

INTEREST EXPENSE
   Deposits                                                          2,613            2,824                  7,718            8,560
   Borrowed funds                                                      535              427                  1,435            1,265
                                                             --------------    -------------         --------------     -----------
              Total interest expense                                 3,148            3,251                  9,153            9,825
                                                             --------------    -------------         --------------     -----------
                 Net interest income                                 4,029            3,919                 11,824           11,784
                 Provision for loan losses                              50              125                    150              325

                                                             --------------    -------------         --------------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  3,979            3,794                 11,674           11,459
                                                             --------------    -------------         --------------     -----------

OTHER INCOME
   Fees for other customer services                                    330              356                    944            1,029
   Investment securities gains - net                                     -              123                      9              192
   Gain on sale of loans - net                                          31               47                    126               93
   Other non-interest income                                            28               39                    125              160
                                                             --------------    -------------         --------------     -----------
               Total other income                                      389              565                  1,204            1,474
                                                             --------------    -------------         --------------     -----------

OTHER EXPENSES
   Salaries and employee benefits                                    1,478            1,399                  4,285            4,161
   Net occupancy expense                                               208              190                    606              559
   Equipment expense                                                   298              278                    858              835
   State and local taxes                                               149              141                    426              424
   Office supplies                                                     111              120                    342              354
   Marketing expense                                                    65               63                    191              215
   Legal and litigation expense                                         10               46                     59              142
   Other operating expenses                                            409              367                  1,166            1,057
                                                             --------------    -------------         --------------     -----------
               Total other expenses                                  2,728            2,604                  7,933            7,747
                                                             --------------    -------------         --------------     -----------

INCOME BEFORE FEDERAL INCOME TAXES                                   1,640            1,755                  4,945            5,186

Federal income taxes                                                   416              480                  1,272            1,471
                                                             --------------    -------------         --------------     -----------

NET INCOME                                                          $1,224           $1,275                 $3,673           $3,715
                                                             ==============    =============         ==============     ===========

BASIC EARNINGS PER COMMON SHARE (NOTE 6)                             $0.34   #       $ 0.36                  $1.02           $ 1.04
                                                             ==============    =============         ==============     ===========
DILUTED EARNINGS PER COMMON SHARE (NOTE 6)                           $0.34           $ 0.36                  $1.02           $ 1.04
                                                             ==============    =============         ==============     ===========

           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                             (Amounts in thousands)


                                                                                             ACCUMULATED                    TOTAL
                                                              ADDITIONAL                        OTHER                       SHARE-
                                                 COMMON         PAID-IN        RETAINED     COMPREHENSIVE     TREASURY     HOLDERS
                                                 STOCK          CAPITAL        EARNINGS         INCOME          STOCK       EQUITY
                                            --------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1999                      $17,854         $4,920          $20,015          $849           ($98)      $43,540

Comprehensive income:

     Net income                                                                   3,673                                      3,673

     Other comprehensive income,
       net of tax:
         Unrealized losses on available-
             for-sale securities, net of
             reclassification adjustment                                                       (2,031)                      (2,031)



                                                                                                                       ------------
Total comprehensive income                                                                                                   1,642
                                                                                                                       ------------

Common stock transactions:
     Shares sold                                    256          1,025                                                       1,281
     Treasury shares purchased                                                                                  (124)         (124)
     Cash dividends declared                                                       (791)                                      (791)


                                            ======================================================================================
BALANCE AT SEPTEMBER 30, 1999                   $18,110         $5,945          $22,897       ($1,182)         ($222)      $45,548
                                            ======================================================================================


DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE
     FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on
     available-for -sale securities
     arising during the period, net of tax                                                                    (2,025)

Less:  Reclassification adjustment
     for net gains realized in net income, net of tax                                                             (6)

Net unrealized gains on available-
     for-sale securities, net of tax                                                                         ========
                                                                                                             ($2,031)
                                                                                                             ========

           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                                 FOR THE
                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                       1999                    1,998
                                                                  --------------           --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                 $8,393                  $ 3,100

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities held to maturity                             (36,905)                 (20,030)
   Purchases of securities available for sale                           (34,385)                 (24,457)
   Proceeds from sales of securities available for sale                       -                    3,947
   Proceeds from call, maturity  and principal
     payments on securities                                              37,697                   50,410
   Net  decrease (increase)  in loans made to customers                   3,080                  (10,817)
   Purchase of premises and equipment                                      (310)                    (457)
                                                                  --------------           --------------
   Net cash flows from investing activities                             (30,823)                  (1,404)
                                                                  --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts                                      12,423                       35
   Net increase in borrowings                                            13,118                     (945)
   Proceeds from sale of common stock                                     1,281                      975
   Dividends paid on common stock                                          (791)                    (689)
   Purchase of treasury stock                                              (124)                     (73)
                                                                  --------------           --------------
   Net cash flows from financing activities                              25,907                     (697)
                                                                  --------------           --------------

   NET CHANGE IN CASH AND CASH EQUIVALENTS                                3,477                      999


CASH AND CASH EQUIVALENTS
   Beginning of period                                                   15,020                   12,609
                                                                  --------------           --------------
   End of period                                                       $ 18,497                 $ 13,608
                                                                  ==============           ==============

SUPPLEMENTAL DISCLOSURES
   Interest paid                                                         $9,149                  $ 9,906
   Income taxes paid                                                     $1,180                  $ 1,544


           See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)

         1.)  Management Representation:


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)


     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

                                              NINE MONTHS          THREE MONTHS
                                       September 30, 1999    September 30, 1999
                                       ------------------    ------------------
    Proceeds on securities sold              $         -           $         -
    Gross realized gains                               -                     -
    Gross realized losses                              -                     -

    Proceeds on securities called            $     6,015           $        15
    Gross realized gains                               9                     -
    Gross realized losses                              -                     -

     Securities available for sale, carried at fair value, totaled $121,499 at September 30, 1999 and $119,575 at December 31, 1998 representing 59.1% and 68.1%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management's opinion.

     Investment securities with a carrying value of approximately $101,172 at September 30, 1999 and $29,840 at December 31, 1998 were pledged to secure deposits and for other purposes. The increase primarily reflects securities pledged to facilitate a line of credit with the Federal Reserve to accommodate liquidity needs that may arise as a result of the century date change. The line is effective from November 1, 1999 through April 7, 2000, with approximately $55 million available to the Company's bank subsidiary.

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)


         The amortized cost and estimated market value of debt securities at September 30, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.


INVESTMENT SECURITIES                   AMORTIZED            ESTIMATED
AVAILABLE FOR SALE                        COST              FAIR  VALUE
------------------                        ----              -----------

Due in one year or less                 $ 17,837              $ 17,904
Due after one year
 through five years                        8,791                 8,723
Due after five years
 through ten years                        11,571                11,346
Due after ten years                        7,182                 6,761
                                         -------                ------
                                          45,381                44,734
Mortgage-backed Securities                73,596                72,722
                                         -------             ---------
                                        $118,977              $117,456
                                        ========             =========


INVESTMENT SECURITIES                   AMORTIZED            ESTIMATED
  HELD TO MATURITY                        COST              FAIR  VALUE
  ----------------                        ----              -----------

Due in one year or less                 $     88              $      87
Due after one year
 through five years                       10,063                 10,045
Due after five years
 through ten years                        27,066                 26,257
Due after ten years                       30,134                 28,871
                                        --------               --------
                                          67,351                 65,260
Mortgage-backed Securities                16,648                 16,435
                                        --------               --------
                                        $ 83,399               $ 81,695
                                        ========               ========

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)



         The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 1999 are as follows:



INVESTMENT                                  GROSS       GROSS      ESTIMATED
SECURITIES AVAILABLE           AMORTIZED  UNREALIZED  UNREALIZED     FAIR
FOR SALE                         COST       GAINS       LOSSES       VALUE
--------                         ----       -----       ------       -----

U.S. Treasury
  Securities                    $ 16,706    $  101       $    5     $ 16,802
U.S. Government
  agencies and
  corporations                    17,820         6          406       17,420
Obligations of states
  and political
  subdivisions                    10,855        26          369       10,512
Mortgage-backed and
  related securities              73,596       193        1,067       72,722
                                --------     -----       ------       ------
         Total                   118,977       326        1,847      117,456
Marketable equity
  Securities                       2,171       110          347        1,934
Other securities                   2,109         -            -        2,109
                                --------  --------    ---------    ---------
         Total available
           for sale             $123,257    $  436     $  2,194     $121,499
                                ========   =======    =========    =========


INVESTMENT                                  GROSS       GROSS      ESTIMATED
SECURITIES HELD                AMORTIZED  UNREALIZED  UNREALIZED     FAIR
TO MATURITY                      COST       GAINS       LOSSES       VALUE
-----------                      ----       -----       ------       -----

U.S. Treasury
  Securities                  $   3,833     $  24      $     -     $ 3,857
U.S. Government
  agencies and
  corporations                   37,593        30          993      36,630
Obligations of states
  and political
  subdivisions                   25,925       111        1,263      24,773
Mortgage-backed and
  related securities             16,648        67          280      16,435
                                -------     ------      ------      ------
         Total held to
           maturity            $ 83,999     $ 232      $ 2,536     $81,695
                               ========     ======     =======     =======

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)



         The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1998:


INVESTMENT                                  GROSS       GROSS      ESTIMATED
SECURITIES AVAILABLE           AMORTIZED  UNREALIZED  UNREALIZED     FAIR
FOR SALE                         COST       GAINS       LOSSES       VALUE
--------                         ----       -----       ------       -----

U.S. Treasury
  securities                   $ 22,828   $    375    $     -    $ 23,203
U.S. Government
  agencies and
  corporations                   14,855        118         17      14,956
Obligations of states
  and political
  subdivisions                   11,353        134         72      11,415
Mortgage-backed and
  related securities             65,043        919         48      65,914
                                -------   --------    -------    --------
         Total                  114,079      1,546        137     115,488
Marketable equity
  securities                      2,171        127        206       2,092
Other securities                  1,995          -          -       1,995
                                -------   --------    -------    --------
         Total available
           for sale            $118,245   $  1,673    $   343    $119,575
                               ========   ========    =======    ========


INVESTMENT                                  GROSS       GROSS      ESTIMATED
SECURITIES HELD                AMORTIZED  UNREALIZED  UNREALIZED     FAIR
TO MATURITY                      COST       GAINS       LOSSES       VALUE
-----------                      ----       -----       ------       -----

U.S. Government
  agencies and
  corporations                 $ 14,934   $    108      $  10      $ 15,032
Obligations of states
  and political
  subdivisions                   22,379        462         99        22,742
Mortgage-backed and
  related securities             18,622        158         28        18,752
                                -------     ------      ------     --------
         Total held to
           Maturity            $ 55,935   $    728      $ 137      $ 56,526
                               ========   ========      ======     ========

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

                                                 CONTRACT OR
                                               NOTIONAL AMOUNT
                                          --------------------------
                                          September 30, December 31,

                                             1999          1998
                                          ----------    ---------

   Financial instruments whose contract
     amount represents credit risk:
        Commitments to extend credit:
            Fixed rate                       $ 3,731      $ 2,136
            Variable                          29,440       18,210
        Standby letters of credit                288          328


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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

                                         September 30,   December 31,
                                              1999           1998
                                              ----           ----
   1-4 family residential mortgages          41.8%          41.7%
   Commercial mortgages                      32.9%          30.5%
   Consumer loans                             8.4%           8.8%
   Commercial loans                          12.7%          14.7%
   Home equity loans                          4.2%           4.3%

         Included in 1-4 family residential mortgages as of September 30, 1999 are $1,933 of mortgage loans held for sale in the secondary market. Loans held for sale at December 31, 1998 totaled $4,336.

         The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 1999 and December 31, 1998:

                                        September 30,   December 31,
                                             1999            1998
                                             ----            ----

Loans accounted for on a
  nonaccrual basis                         $2,357          $2,741

Loans contractually past due
  90 days or more as to
  interest or principal
  payments (not included in
  nonaccrual loans above)                       0              41

Loans considered troubled debt
  restructurings (not included
  in nonaccrual loans or loans
  contractually past due above)               489             162

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)

         The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of September 30, 1999.

Gross interest income that would have been recorded
if the loans had been current in accordance with
their original terms                                                $233

Interest income actually included in income on the loans              75

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

         Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 1999, the recorded investment in impaired loans was $525 while the related portion of the allowance for loan losses was $64.

         As of September 30, 1999, there were $1,934 in loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (Dollars in thousands)

         The following is an analysis of the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998:

                                                 1999       1998
                                                 ----       ----

Balance at beginning of period               $  3,055   $  2,817
Loan charge-offs:
  1-4 family residential mortgages                  3          4
  Commercial mortgages                             99          -
  Consumer loans                                  107        129
  Commercial loans                                107         46
  Home equity loans                                 4          1
                                             --------  ---------

                                                  320        180

Recoveries on previous loan losses:
  1 - 4 family residential mortgages                6          -
  Commercial mortgages                              -          -
  Consumer loans                                   42         61
  Commercial loans                                 31          6
  Home equity loans                                 1          -
                                             --------  ---------
                                                   80         67
                                             --------  ---------
Net charge-offs                                  (240)      (113)

Provision charged to operations                   150        325
                                              -------    --------
Balance at end of period                     $  2,965    $ 3,029
                                             --------    --------

Ratio of annualized net charge-offs to
  average net loans outstanding                  0.16%      0.08%
                                              ========   ========

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

         6.)  Earnings Per Share and Capital Transactions:

         The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                       September 30,            September 30,
                                      1999       1998            1999      1998
                                     ------------------------------------------

Net Income                         $ 1,224    $ 1,275         $ 3,673   $ 3,715
Weighted average common
 shares outstanding *            3,612,186  3,567,088       3,602,843 3,556,108

Basic earnings per share *           $0.34      $0.36           $1.02     $1.04

Diluted earnings per share *         $0.34      $0.36           $1.02     $1.04

         *Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 1999.

                        CORTLAND BANCORP AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

         Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, borrowings from the Federal Home Loan Bank of Cincinnati and access to the Federal Reserve Discount Window. The Company has established special lines of credit with the Federal Reserve and the Federal Home Loan Bank of Cincinnati to facilitate liquidity needs that may arise in connection with the century date change. Presently, the Company's bank subsidiary has $55 million available on the line with the Federal Reserve and $10 million guaranteed with the Federal Home Loan Bank of Cincinnati.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (Dollars in thousands)

         Cash and cash equivalents increased $3,477 compared to year end 1998. Operating activities provided cash of $8,393 and $3,100 during the nine months ended September 30, 1999 and 1998, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 1999 and 1998.

CAPITAL RESOURCES

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 8.6% for the nine months ended September 30, 1999, as well as 8.6% for the like period during 1998. Overall during the first nine months of 1999, capital grew at the annual rate of 6.1%, a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased and the net change in the estimated fair value of available for sale securities.

         During the first nine months of 1999, the Company repurchased 4,834 shares of common stock from the subsidiary bank's 401k plan and issued 51,075 additional shares of common stock, resulting in net proceeds of $1,157. Of the 51,075 shares issued, 43,338 shares were issued through the Company's dividend reinvestment plan. The remaining 7,737 shares were issued through the subsidiary bank's 401-k Plan, which offers employees the opportunity to invest in the common stock of the Company as one of several participant directed investment alternatives.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         The table below illustrates the Company's risk weighted capital ratios at September 30, 1999 and December 31, 1998.

                                      September  30, 1999     December 31, 1998
                                      -------------------     -----------------

     Tier 1 Capital                         $ 46,394              $ 42,211

     Tier 2 Capital                            2,591                 2,473
                                             -------             ---------
     TOTAL QUALIFYING
     CAPITAL                                $ 48,985              $ 44,684
                                            ========             =========

     Risk Adjusted
     Total Assets (*)                       $206,876              $197,276

      Tier 1 Risk-Based
      Capital Ratio                            22.43%                21.40%

      Total Risk-Based
      Capital Ratio                            23.68%                22.65%

      Tier 1 Risk-Based
          Capital to Average Assets
          (Leverage Capital Ratio)             11.49%                10.68%

  (*) Includes off-balance sheet exposures.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (Dollars in thousands)

         Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $403,635 for the nine months ended September 30, 1999 and $395,076 for the year ended December 31, 1998.

FIRST NINE MONTHS OF 1999 AS COMPARED TO FIRST NINE MONTHS OF 1998

         During the first nine months of 1999, net interest income after provision for loan losses increased by $215 compared to the first nine months of 1998. Total interest income decreased by $632 or 2.9% from the level recorded in 1998. This was accompanied by a decrease in interest expense of $672 or 6.8% and a decrease in provision for loan loss of $175 or 53.8%.

         The average rate paid on interest sensitive liabilities declined by 38 basis points year-over-year. The average balance of interest sensitive liabilities increased by $6,435 or 2.1%. Compared to the first nine months of last year, average borrowings, primarily with the Federal Home Loan Bank, increased by $7,276 while the average rate paid on borrowings declined 48 basis points, from 5.70% to 5.22%. Average interest bearing demand deposits, savings and money market accounts increased by $2,159, $1,840 and $565 even as the average rate paid on these products declined by 22, 24 and 33 basis points respectively. Offsetting these increases was a $5,405, decrease in time deposits, where the average rate paid declined 43 basis points, from 5.66% to 5.23%.

         Interest and dividend income on securities registered a nominal decrease of $178 or 2.1% during the first nine months of 1999 when compared to 1998, while on a fully taxable equivalent basis income on securities declined by $2. The average invested balances rose by 3.9%, increasing by $6,983 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 25 basis point decline in the taxable equivalent yield of the portfolio.

         Interest and fees on loans decreased by $449 for the first nine months of 1999 compared to 1998. A $2,877 increase in the average balance of the loan portfolio, or 1.5%, was accompanied by a 45 basis point decline in the portfolio's taxable equivalent yield.

         Other interest income decreased by $5 from the same period a year ago. The average balance of Federal Funds sold increased by $412. The yield decreased by 63 basis points reflecting the more accomodative Federal Reserve policy implemented during the latter half of 1998, which has only recently been reversed. The yield on Federal Funds sold is expected to show an increase over the balance of 1999 as the Federal Reserve increased the targeted Federal Funds rate by 25 basis points on June 30, 1999, and again on August 24, 1999.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (Dollars in thousands)

         Other income from all sources decreased by $270 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $33 from the same period a year ago, reflecting generally favorable market conditions and an increased allocation of resources to this activity. Gains on securities called and gains on the sale of available for sale investment securities showed a decrease of $183 from year ago levels. Fees for other customer services decreased by $85, mainly due to the sale of the bank subsidiary's credit card portfolio in the fourth quarter of 1998 and the outsourcing of trust services during the third quarter of 1999, while other sources of non-recurring non-interest income decreased by $35 from the same period a year ago.

         Loan charge-offs during the first nine months were $320 in 1999 and $180 in 1998, while the recovery of previously charged-off loans amounted to $80 in 1999 compared to $67 in 1998. A provision for loan loss of $150 was charged to operations in 1999, compared to $325 charged in 1998. At September 30, 1999, the loan loss allowance of $2,965 represented approximately 1.5% of outstanding loans. Non accrual loans at September 30, 1999 represented 1.2% of the loan portfolio compared to 1.4% at December 31, 1998 and 1.2% a year ago.

         Total other expenses in the first nine months were $7,933 in 1999 compared to $7,747 in 1998, an increase of $186 or 2.4%. Full time equivalent employment during the first nine months averaged 181 employees in 1999, a 2.7% decline from the 186 in the same quarter of 1998. Salaries and benefits increased by $124 compared to the similar period a year ago.

         For the first nine months of 1999, state and local taxes increased $2 or 0.4%. Occupancy and equipment expense increased by $70, or 5.0%, reflecting the increased expense of the newly constructed facility at Mantua Corners which opened in the fourth quarter of 1998, the cost of continued Y2K readiness preparation, and the opening of the Company's newest banking office in May of 1999. All other expense categories decreased by 0.6% or $10 as a group.

         Income before income tax expense amounted to $4,945 for the first nine months of 1999 compared to $5,186 for the similar period of 1998 reflecting an increased allocation of investment funds to the tax advantaged municipal sector. The effective tax rate for the first nine months was 25.7% in 1999 compared to 28.4% in 1998, resulting in income tax expense of $1,272 and $1,471 respectively. Net income for the first nine months registered $3,673 in 1999 compared to $3,715 in 1998, representing basic and diluted per share amounts of $1.02 in 1999 and $1.04 in 1998. Net income before gains on loans and investment securities measured $3,584 versus $3,527 a year ago, representing $1.00 per share in 1999 compared to $0.99 in 1998.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (Dollars in thousands)

THIRD QUARTER OF 1999 AS COMPARED TO THIRD QUARTER 1998


         During the third quarter of 1999 net interest income after provision for loan losses increased by $185 as compared to third quarter 1998. Average earning assets increased by $15,344 or 4.0% while average interest-bearing liabilities increased by $14,408 or 4.8%. Average loans contracted by 1.7%, while average investments increased by 10.0%.

         The tax equivalent yield on earning assets decreased by 25 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.40%, a 13 basis point decline from the same quarter a year ago, while the loan portfolio yielded 8.63%, down 24 basis points from last year's rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 31 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin declined to 4.31%, a decrease of 2 basis points from that achieved during last year's third quarter.

         Loans decreased by $376 during the period. Loans as a percentage of earning assets stood at 47.7% as of September 30, 1999 as compared to 51.9% on September 30, 1998. The loan to deposit ratio at the end of the first nine months of 1999 was 58.4% compared to 61.7% at the end of the same period a year ago. The investment portfolio represented 61.6% of each deposit dollar, up from 56.0% a year ago.

         Loan charge-offs during the third quarter were $125 in 1999 and $79 in 1998, while the recovery of previously charged-off loans amounted to $41 during the third quarter of 1999 compared to $24 in the same period of 1998.

         Other income for the quarter decreased by $176 or 31.2% compared to the same period a year ago, primarily reflecting the sale of the credit card portfolio in the fourth quarter of 1998 and the outsourcing of trust services during the third quarter of 1999. Also rising interest rates began to impact the mortgage environment as evidenced by a net gain on sales of loans of $31, compared to the $47 generated a year ago. There were no gains on investment and trading securities transactions in 1999, while a $123 gain was recorded in 1998.

         Total other expenses in the third quarter were $2,728 in 1999 and $2,604 in 1998, an increase of $124 or 4.8%. Employee salaries and benefits increased by $79 or 5.6%. Occupancy and equipment expense increased $38, or 8.1% reflecting the cost of new branch facilities and Y2K preparedness. Other expenses as a group increased by $7 or 0.9% compared to the same period last year.

         Income before tax for the quarter decreased by 6.6% to $1,640 in 1999 from the $1,755 recorded in 1998. Net income for the quarter of $1,224 represented a 4.0% decrease from the $1,275 earned a year ago. Net income before gains on loans and investment securities rose 3.5%, from $1,163 a year ago to $1,204 in the third quarter of 1999, representing $0.33 per share in both years.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             (Dollars in thousands)


YEAR 2000

         In 1997, Cortland Bancorp established a "Year 2000 (Y2K) project management team" to provide a structured format for thoroughly addressing the Year 2000 problem. The project team's mission is to ensure that the Company's operation is not adversely impacted by systemic errors arising from calculations using the year 2000 date. At this time the Company expects to expend $650 on its Year 2000 program. It is anticipated that approximately 65% of these costs comprise capital expenditures for normal lifecycle replacement/upgrades for the Company's information systems, 20% represent capital expenditures directly associated with Year 2000, and the remaining 15% embrace consulting, testing and other miscellaneous Year 2000 expenses. The Company does not separately track the internal costs incurred for the Y2K project, such as payroll costs for its project management team, as these costs are considered immaterial. The Y2K project team has been entirely staffed with existing personnel. It is anticipated that costs associated with the Year 2000 project will not have a material adverse impact on net income. To date, the Company has spent approximately $505 on it's Year 2000 project. The Company expects to expend an additional $145 by December 31, 1999 to ensure Y2K readiness, primarily in the areas of public education, noncritical equipment and other contingencies.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         IMPLEMENTATION (100% COMPLETE): Mission critical systems must be certified as Year 2000 compliant and accepted by the Company. Any noncompliant mission critical system will be brought to the attention of executive management immediately for resolution. The Company has formulated contingency plans in the event that critical applications are determined to be inoperable on or near the year 2000. These contingency plans are labor intensive and would result in additional payroll expense until the functionality of the mission critical applications are restored. For any system failing certification, the business effect will be assessed and the organization's Year 2000 contingency plans activated.

         The Company's personnel are also actively educating and alerting customers to potential Y2K issues and problems. Loan review personnel have conducted surveys and made inquiries of key loan customers as to their Y2K readiness to determine whether any additional provisions to the allowance for loan loss are required. As of September 30, 1999, no additional provisions were required.

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

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

NEW ACCOUNTING STANDARDS

         In June 1998 the Financial Accounting Standards Board issued (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This standard has been delayed by SFAS No.137. The standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not anticipate that adoption of this standard will have a material impact on the Company's financial position or results of operation.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                             (Dollars in thousands)

     Management considers interest rate risk to be the Company's principal source of market risk. Since December 31, 1998, short term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have increased by 35 to 75 basis points, reflecting global economic recovery and an expectation of monetary tightening on the part of the Federal Reserve. Indeed, the Federal Reserve did hike short-term rates by 25 basis points on June 30th and again on August 24th. Meanwhile, intermediate and long term interest rates, as measured by U. S. Treasury securities with maturities of two or more years, have increased by approximately 110-150 basis points since yearend, reflecting above average growth in the U. S. economy, tight labor markets and improved conditions in global financial markets and foreign economies.

     During that same time period, the Company's assets have increased by 7.4%, financed by nearly equal additions of interest bearing deposits and borrowings. The subsidiary bank experienced a modest decline of 2.9% in it's loan portfolio with funds being shifted to the investment portfolio. When these changes are incorporated into the Company's risk analysis, simulated results for an unchanged rate environment indicate a $540 increase in net interest income for the twelve month horizon subsequent to September 30, 1999, compared to the simulated results for a similar twelve month horizon subsequent to December 31, 1998. The Company's sensitivity to a declining rate environment has been reduced. The Company's sensitivity to an increasing rate environment, however, has heightened as customers have increasingly moved out of variable rate product and into fixed rate product. Management has also sought to extend portfolio duration to guard against the effects of a protracted low rate environment. Management expects that the decrease in anticipated net interest income under the rising rate environment would be partially offset by similar declines in operating expense and loan loss provision requirements due to the decline in loan volume. The table on the next page displays simulated results.

                        CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                   (CONTINUED)

                             (Dollars in thousands)



                  Simulated Net Interest Income (NII) Scenarios
                          for the Twelve Months Ending

                        Net Interest Income   $ Change in NII    % Change in NII
Changes in               Sept. 30, Dec. 31,   Sept. 30, Dec. 31,  Sept. 30, Dec. 31,
Interest Rates              2000     1999        2000     1999      2000     1999
--------------          ------------------------------------------------------------
 Graduated increase of
  +300 basis points       16,183   16,027        (851)    (467)     (5.0)%  (2.8)%
 Short term rates
  unchanged               17,034   16,494
 Graduated decrease of
  -300 basis points       16,927   16,234        (107)    (260)     (0.6)%  (1.6)%

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

                        CORTLAND BANCORP AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         See Note (5) of the financial statements.

ITEM 2.   CHANGES IN SECURITIES

         Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.     OTHER INFORMATION

         Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

             2.    Not applicable

             3.1   Articles of Incorporation - as amended May 1999

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

         (b)  REPORTS ON FORM 8-K

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

                                            Cortland Bancorp
                                            ----------------
                                            (Registrant)

 DATED:  November 9, 1999                   Lawrence A. Fantauzzi
         ----------------                   ---------------------
                                            Secretary/Treasurer
                                            (Chief Financial Officer)

 DATED: November 9, 1999                    Rodger W. Platt
        ----------------                    ---------------
                                            Chairman and President
                                            (Duly Authorized Officer)