Form 10-K405
period 1999-12-31
CORTLAND BANCORP INC
filed 2000-03-28
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999.

Commission file number 0-13814

Cortland Bancorp

(Exact name of registrant as specified in its charter)

Ohio	34-1451118

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

l94 West Main Street Cortland, Ohio	44410

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 637-8040

Securities registered pursuant to Section l2(b) of the Act: None

Securities registered pursuant to Section l2(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K [ x ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 14, 2000:

Common Stock, No Par Value — $58,131,133

      The number of shares outstanding of the issuer’s classes of common stock as of March 14, 2000:

Common Stock, No Par Value — 3,735,934 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders Report for the year ended December 31, 1999 are incorporated by reference into Part I, Item VI and Part II.

Portions of the Proxy Statement for the annual shareholders meeting to be held April 11, 2000 are incorporated by reference into Part III.

CORTLAND BANCORP
FORM 10-K
1999

INDEX

Part I	Page

Item l. Business:

General Statistical Disclosure	I-2 I-4

Item 2. Properties	I-11

Item 3. Legal Proceedings	I-11

Item 4. Submission of Matters to a Vote of Security Holders	I-12

Executive Officers of the Registrant	I-12

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	II-1

Item 6. Selected Financial Data	II-1

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-1

Item 7A. Quantitative and Qualitative Disclosure About Market Risk	II-1

Item 8. Financial Statements and Supplementary Data	II-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	II-1

Part III

Item l0. Directors and Executive Officers of the Registrant	III-1

Item ll. Executive Compensation	III-1

Item l2. Security Ownership of Certain Beneficial Owners and Management	III-1

Item l3. Certain Relationships and Related Transactions	III-1

Part IV

Item l4. Exhibits, Financial Statement Schedules and Reports on Form 8-K	IV-1

Signatures	IV-2

Index to Exhibits	IV-3

PART I

Item 1. Business

General

THE CORPORATION

      The registrant, Cortland Bancorp (also referred to as the “Corporation” or the “Company”), is a bank holding company which was incorporated under the laws of the State of Ohio in 1984, and is registered under the Bank Holding Company Act of l956, as amended. Its subsidiaries are the Cortland Savings and Banking Company (“Cortland Banks” or the “Bank”), which was acquired at the Corporation’s inception in l985, and New Resources Leasing Company, which was formed in 1988. The Corporation and its subsidiaries operate in one industry, domestic banking.

      The Corporation conducts no business activities except for investment in securities as permitted under the Bank Holding Company Act.

      The business of the Corporation and its subsidiaries is not seasonal to any significant extent and is not dependent on any single customer or group of customers.

CORTLAND BANKS

      Cortland Banks is a full service, state chartered bank engaged in commercial and retail banking and trust services. Cortland Banks’ commercial and consumer banking services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, leasing, night depository, automated teller services, safe deposit boxes, money order services, travelers checks, utility bill payments and other miscellaneous services normally offered by commercial banks. In addition, Cortland Banks offers discount brokerage services, while the Bank’s Trust Department provides access to a broad range of fiduciary services. Business is conducted at a total of thirteen offices, nine of which are located in Trumbull County, Ohio. Two offices are located in the communities of Windham and Mantua, Portage County, Ohio, one office is located in the community of Williamsfield, Ashtabula County, Ohio, and another is located in the community of Boardman, Mahoning County, Ohio. Chartered by the State of Ohio, Cortland Banks is also a member of the Federal Reserve System.

NEW RESOURCES LEASING COMPANY

      New Resources Leasing Company was formed in December 1988 as a separate entity to handle the function of commercial and consumer leasing. The wholly owned subsidiary has been inactive since incorporation.

SUPERVISION AND REGULATION

      The Corporation is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) pursuant to the Bank Holding Company Act of l956, as amended. Generally, this Act limits the business of bank holding companies to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company has made application to the Federal Reserve, under the provisions of the Gramm-Leach-Bliley Act of 1999, which became effective March 12, 2000, to convert to a Financial Holding Company.

Supervision and Regulation (Continued):

      Cortland Banks, as a state banking organization, is subject to periodic examination and regulation by the Federal Reserve Bank of Cleveland and the State of Ohio Division of Banks. Cortland Banks is a member of the Federal Reserve System and its’ deposits are insured by the Bank Insurance Fund (BIF) administered by the Federal Deposit Insurance Corporation (FDIC).

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

Employees:

      At March 14, 2000, the Corporation and its subsidiaries had 148 full-time and 45 part-time employees. The Corporation considers its relations with its employees to be satisfactory.

Statistical Disclosure

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

      Information relating to I — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 1999 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 1999
Annual Report
to Shareholders

A. Average Balance Sheet -

December 31, 1999, 1998 and 1997	25 & 26

B. Analysis of Net Interest Earnings -

Years ending December 31, 1999, 1998 and 1997	25 & 26

C. Rate and Volume Analysis -
1999 change from 1998 and 1998 change from 1997	31

II. INVESTMENT PORTFOLIO

      A. The following table shows the book value of investment securities by type of obligation at the dates indicated:

(In Thousands of Dollars)
	December 31,

	1999	1998	1997

U.S. Treasury and other U.S. Government agencies and corporations	$74,483	$53,093	$88,660

U.S. Government mortgage-backed pass-through certificates	86,349	84,536	74,900

States of the U.S. and political subdivisions	36,612	33,794	21,039

Other securities	4,413	4,087	3,997

	$201,857	$175,510	$188,596

      B. A summary of securities held at December 3l, l999, classified according to the earlier of next repricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands of Dollars)
	December 31, 1999

	Book	Weighted
Type and Maturity Grouping	Value	Average Yield (1)

U.S. Treasury and other U.S. Government agencies and corporations:

Maturing within one year	$9,425	6.279%

Maturing after one year but within five years	9,628	6.022

Maturing after five years but within ten years	39,821	6.715

Maturing after ten years	15,609	7.354

Total U.S. Treasury and other U.S

Government agencies and corporations	$74,483	6.704%

U.S. Government mortgage-backed pass-through certificates, REMICS & CMO’s
Maturing within one year	$41,937	6.176%

Maturing after one year but within five years	31,014	6.660

Maturing after five years but within ten years	11,917	6.660

Maturing after ten years	1,481	6.660

Total U.S. Government mortgage-backed pass-through certificates, REMICS & CMO’s	$86,349	6.425%

II. INVESTMENT PORTFOLIO (continued)

(In Thousands of Dollars)
	December 31, 1999

	Book	Weighted
Type and Maturity Grouping	Value	Average Yield (1)

States of the U.S. and political subdivisions:

Maturing within one year	$3,361	6.646%

Maturing after one year but within five years	7,529	6.610

Maturing after five years but within ten years	2,145	7.519

Maturing after ten years	23,577	7.417

Total States of the U.S. and political subdivisions	$36,612	7.186%

Other securities:

Maturing within one year	$1,727	6.434%

Maturing after one year but within five years	0

Maturing after five years but within ten years	0

Maturing after ten years	2,686	6.656

Total other securities	$4,413	6.569%

(1)	The weighted average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted average yield of tax-exempt obligations of states of the U.S. and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest which are based on the statutory tax rate of 34% were $69, $154, $50 and $545 for the four ranges of maturities.

      As of December 31, 1999, there were $4,948 in callable U.S. Government Agencies and $1,517 in callable U.S. Treasury Securities that given current and expected interest rate environments, are likely to be called within the one year time horizon. These securities are categorized according to their contractual maturities, with $2,467 maturing after five years, but within ten years and $3,998 maturing after 10 years.

      As of December 31, 1999, there were $11,936 in callable U.S. Government Agencies and $1,606 in callable U.S. Treasury Securities that, given current and expected interest rate environments, are likely to be called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $9,542 maturing after five years, but within ten years, and $4,000 maturing after 10 years.

III. LOAN PORTFOLIO (ALL DOMESTIC)

A. TYPES OF LOANS

      Information relating to III – Loan Portfolio – A. Types of Loans is set forth in the Corporation’s 1999 Annual Report to Shareholders, Page 34, Loan Loss Experience and is incorporated herein by reference.

B. MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES

(In Thousands of Dollars)

      The following schedule sets forth maturities based on remaining scheduled repayments of principal or next repricing opportunity for loans (excluding mortgage and consumer loans) as of December 31, 1999:

	1 Year	1 to	Over
Types of Loans	or Less	5 Years	5 Years	Total

Commercial loans	$12,180	$7,495	$4,412	$24,087

Home Equity	8,129			8,129

Total loans (excluding mortgage and consumer loans)	$20,309	$7,495	$4,412	$32,216

      The following schedule sets forth loans as of December 31, 1999 based on next repricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Mortgage and consumer loans have again been excluded.

	1 Year	Over
Types of Loans	or Less	1 Year	Total

Floating or adjustable rates of interest	$20,264	$1,289	$21,553

Fixed rates of interest	1,179	9,484	10,663

Total loans	$21,443	$10,773	$32,216

C. RISK ELEMENTS

(In Thousands of Dollars)

1. Nonaccrual, Past Due and Restructured Loans

      The following table sets forth the aggregate balance of underperforming loans for each of the following categories for the years indicated:

	December 31,

	1999	1998	1997	1996	1995

Loans accounted for on a nonaccrual basis	$2,277	$2,741	$1,653	$1,450	$1,597

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	0	41	10	18	7

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	484	162	173	182	191

      The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of December 31, 1999.

(In Thousands of Dollars)

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$292

Interest income included in income on the loans	102

      A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is charged-off, any interest that has been accrued and not collected on the loan is charged against earnings.

      Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans generally include 1 – 4 family, consumer and home equity loans. Impaired loans are generally evaluated using the fair value of collateral as the measurement method. At December 31, 1999, 1998 and 1997 the recorded investment in impaired loans was $517, $719 and $1,365 while the allocated portion of the allowance for loan losses for such loans was $52, $98 and $213 respectively. Interest income recognized on impaired loans using the cash basis was $4, $9 and $116, respectively.

C. RISK ELEMENTS (Continued)

(In Thousands of Dollars)

      2. Potential Problem Loans

      As of December 31, 1999 there were $1,462 loans, not included in the above categories and not considered impaired, but which can be considered potential problem loans. Management does not currently anticipate any loss as a result of these potential problem loans.

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

IV. SUMMARY OF LOAN LOSS EXPERIENCE

      A. Analysis of the Allowance for Loan Loss

Information relating to IV — Summary of Loan Loss Experience — A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 1999 Annual Report to Shareholders, Page 33, Loan Loss Experience and is incorporated herein by reference.

      G. Breakdown of the Allowance for Loan Losses

Information relating to IV — Summary of Loan Loss Experience — G. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 1999 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 1999
Annual Report
to Shareholders

Breakdown of the Allowance for Loan Losses	34

Percentage of loans in each category	34

Loan Commitments and Lines of Credit	17

V. DEPOSITS (ALL DOMESTIC)

      A. Average Deposits and Average Rates Paid on Deposit Categories

Information relating to V — Deposits — A. Average Deposits and Rates is set forth in the Corporation’s 1999 Annual Report to Shareholders, Pages 25 & 26, Three Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.

      B.

Not applicable

      C.

Not applicable

      D. Summary of Time Deposits of $100,000 or More

Information relating to V — Deposits — D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 1999 Annual Report to Shareholders, Page 16, Note 6, Deposits and is incorporated herein by reference.

VI. RETURN ON EQUITY AND ASSETS

      Information relating to VI — Return on Equity and Assets is set forth in the Corporation’s 1999 Annual Report to Shareholders, page 27, Selected Financial Data.

Item 2. Properties

CORTLAND BANCORP’S PROPERTY

      Cortland Bancorp owns no property. Operations are conducted at l94 West Main Street, Cortland, Ohio.

CORTLAND BANKS’ PROPERTY

      Cortland Banks’ main office (as described in its charter) is located at l94 West Main Street, Cortland, Ohio. Administrative offices are located at the main office.

      The other offices are:

Popular Name	Address

Brookfield Office	7325 Warren-Sharon Road, Brookfield, Ohio

Vienna Office	4434 Warren-Sharon Road, Vienna, Ohio

Windham Office	9690 East Center Street, Windham, Ohio

Bristol Office	6090 State Route 45, Bristolville, Ohio

Williamsfield Office	State Routes 322 and 7, Williamsfield, Ohio

Warren Office	2935 Elm Road, Warren, Ohio

Hubbard Office	890 West Liberty Street, Hubbard, Ohio

Mantua Office	11661 State Rt. 44, Mantua, Ohio

Niles Village Office	6050 Youngstown Warren Rd., Niles, Ohio

North Bloomfield Office	8837 State Route 45, North Bloomfield, Ohio

Boardman Office	8580 South Avenue, Youngstown, Ohio

Niles Park Plaza Office	815 Youngstown Warren Rd., Suite 1, Niles, Ohio

      The Brookfield, Windham, Hubbard, Niles, Boardman and Niles Park Plaza offices are leased, while all of the other above offices are owned by Cortland Banks.

Item 3. Legal Proceedings

      The Company’s subsidiary bank was a defendant in a class action lawsuit Frank Slentz, Et Al. V. Cortland Savings and Banking Company, involving purchased interests in two campgrounds.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

                   The names, ages and positions of the executive officers as of March 14, 2000 are as follows:

Name	Age	Position Held

Rodger W. Platt	64	Chairman of the Board, President and Director

Lawrence A. Fantauzzi	52	Senior Vice President, Controller, Secretary, Treasurer and Chief Financial Officer

James M. Gasior	40	Senior Vice President, Chief of Lending and Administration

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

      James M. Gasior is the Senior Vice President of Lending and Administration of Cortland Bancorp and it’s subsidiary bank. Prior to April 1999, he had been the Senior Vice President and Chief Operations Officer from April 1996 through March 1999, and the Vice President and Chief Operations Officer of Cortland Bancorp and subsidiary from June 1993 through March 1996. He became a Director of New Resources Leasing Company in November 1995. Prior to June 1993, he was Chief Audit Officer of the subsidiary bank.

PART II

      Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s l999 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

		Pages in l999
		Annual Report
		to Shareholders

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	44

	Discussion of Dividend Restrictions	24

Item 6.	Selected Financial Data	27

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-43

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39-40, 42-43

Item 8.	Financial Statements and Accompanying Information	1-27

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	None

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information relating to directors of the Corporation will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 2000. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is set forth in Part I. Pages 2-7 and 10

Item 11. Executive Compensation

      Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 2000. Such information is incorporated herein by reference. Pages 4-7

Item 12. Security Ownership of Certain Beneficial Owners and Management

      None

Item 13. Certain Relationships and Related Transactions

      Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 2000. Such information is incorporated herein by reference. Pages 2 and 8

III-1

PART IV

Item l4. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	l. Financial Statements

Included in Part II of this report:

Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s l999 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

(a)	2. Financial Statement Schedules

Included in Part IV of this report as Exhibit 23:

Independent Accountants’ Consent

Schedules:

All schedules are omitted because they are not applicable.

(a)	3. Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-3 hereof and is incorporated herein by reference.

(b)	Report on Form 8-K

No reports on Form 8-K were filed for the three months ended December 31, 1999.

IV-1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 14, 2000	By	Rodger W. Platt, President

Date

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Rodger W. Platt	Chairman of the Board, President and Director (Principal Executive Officer)	March 14, 2000 Date

David C. Cole	Director	March 14, 2000 Date

George E. Gessner	Director	March 14, 2000 Date

William A. Hagood	Director	March 14, 2000 Date

James E. Hoffman, III	Director	March 14, 2000 Date

K. Ray Mahan	Director	March 14, 2000 Date

Timothy K. Woofter	Director	March 14, 2000 Date

Lawrence A. Fantauzzi	Senior Vice President, Controller, Secretary, Treasurer and Chief Financial Officer	March 14, 2000 Date

James M. Gasior	Senior Vice President Chief of Lending and Administration	March 14, 2000 Date

IV-2

INDEX TO EXHIBITS

      The following exhibits are filed or incorporated by reference as part of this report:

      3.i. Articles of Incorporation of the Corporation as currently in effect and any amendments thereto,(incorporated by reference to Registrant’s Registration Statement on Form S-3 filed on October 28, 1993, exhibit A).

      3.ii. Bylaws and/or Code of Regulations of the Corporation as currently in effect (incorporated herein by reference to Registrant’s Registration Statement on Form S-3 on October 28, 1993, exhibit B).

      4 The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Bylaws as referenced in 3.l. and 3.2.

      11 Statement regarding computation of earnings per share (filed herewith).

      13 Annual Report to security holders (filed herewith).

      21 Subsidiaries of the Registrant (filed herewith).

      23 Consents of experts and counsel — Consent of independent accountants (filed herewith).

      27 Financial Data Schedule (filed herewith).

      Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Lawrence A. Fantauzzi, Secretary, Cortland Bancorp, l94 West Main Street, Cortland, Ohio 444l0.

IV-3