Form 10-Q
period 2000-03-31
CORTLAND BANCORP INC
filed 2000-05-15
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number 0-13814

Cortland Bancorp

(Exact name of registrant as specified in its charter)

Ohio	34-1451118

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

194 West Main Street, Cortland, Ohio 44410

(Address of principal executive offices) (Zip Code)

(330) 637-8040

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2000

Common Stock, No Par Value	3,719 851 Shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Cortland Bancorp and Subsidiaries:

Consolidated Balance Sheets — March 31, 2000 and December 31, 1999	2

Consolidated Statements of Income — Three

months ended March 31, 2000 and 1999	3

Consolidated Statement of Shareholders’

Equity — Three months ended March 31, 2000	4

Consolidated Statements of Cash Flows -

Three months ended March 31, 2000 and 1999	5

Notes to Consolidated Financial Statements March 31, 2000	6 - 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Changes in Securities	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	26

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2000	1999

ASSETS

Cash and due from banks	$10,603	$16,568

Investment securities available for sale (Note 3)	109,296	113,804

Investment securities held to maturity (approximate market value of $87,620 in 2000 and $84,169 in 1999) (Note 3)	90,681	88,053

Total loans (Note 4)	202,036	196,060

Less allowance for loan losses (Note 4)	(2,917)	(2,956)

Net loans	199,119	193,104

Premises and equipment	5,816	5,839

Other assets	6,371	5,834

Total assets	$421,886	$423,202

LIABILITIES

Noninterest-bearing deposits	$52,232	$50,857

Interest-bearing deposits	274,450	269,546

Total deposits	326,682	320,403

Federal Home Loan Bank advances and other borrowings	48,616	55,285

Other liabilities	2,136	3,289

Total liabilities	377,434	378,977

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS’ EQUITY

Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 3,774,653 shares in 2000 and 3,731,373 in 1999 (Note 6)	18,873	18,657

Additional paid-in capital (Note 6)	7,974	7,373

Retained earnings	20,851	20,251

Accumulated other comprehensive income	(2,079)	(1,834)

Treasury stock, at cost, 69,545 shares in 2000 and 9,894 shares in 1999	(1,167)	(222)

Total shareholders’ equity	44,452	44,225

Total liabilities and shareholders’ equity	$421,886	$423,202

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE
	MONTHS ENDED
	MARCH 31,

	2000	1999

Interest income

Interest and fees on loans	$4,265	$4,172

Interest and dividends on investment securities:

Taxable interest income	1,259	853

Nontaxable interest income	447	402

Dividends	71	61

Interest on mortgage-backed securities	1,392	1,283

Other interest income	11	63

Total interest income	7,445	6,834

Interest expense

Deposits	2,625	2,563

Borrowed funds	691	435

Total interest expense	3,316	2,998

Net interest income	4,129	3,836

Provision for loan losses	100	50

Net interest income after provision for loan losses	4,029	3,786

Other income

Fees for other customer services	321	298

Investment securities gains — net	5	7

Gain on sale of loans — net	12	57

Other non-interest income	34	46

Total other income	372	408

Other expenses

Salaries and employee benefits	1,467	1,377

Net occupancy expense	199	195

Equipment expense	270	295

State and local taxes	148	138

Office supplies	132	107

Marketing expense	48	50

Other operating expenses	415	382

Total other expenses	2,679	2,544

Income before federal income taxes	1,722	1,650

Federal income taxes	444	430

Net income	$1,278	$1,220

Basic earnings per common share (Note 6)	$0.34	$0.33

Diluted earnings per common share (Note 6)	$0.34	$0.33

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2000	$18,657	$7,373	$20,251	($1,834)	($222)	$44,225

Comprehensive income:

Net income			1,278			1,278

Other comprehensive income, net of tax:

Unrealized losses on available- for-sale securities, net of reclassification adjustment				(245)		(245)

Total comprehensive income						1,033

Common stock transactions:

Shares sold	216	601				817

Treasury shares purchased					(945)	(945)

Cash dividends declared			(678)			(678)

BALANCE AT MARCH 31, 2000	$18,873	$7,974	$20,851	($2,079)	($1,167)	$44,452

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE

FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for -sale securities arising during the period, net of tax					(242)

Less: Reclassification adjustment for net gains realized in net income, net of tax					3

Net unrealized gains on available- for-sale securities, net of tax					($245)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,

	2000	1999

NET CASH FLOWS FROM OPERATING ACTIVITIES	$150	$4,591

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities held to maturity	(3,350)	(12,954)

Purchases of securities available for sale	(4,175)	(17,091)

Proceeds from sales of securities available for sale	3,016

Proceeds from call, maturity and principal payments on securities	5,906	15,759

Net decrease (increase) in loans made to customers	(6,186)	4,991

Proceeds from disposition of other real estate	42

Proceeds from sale of fixed assets	29

Purchase of premises and equipment	(201)	(11)

Net cash flows from investing activities	(4,919)	(9,306)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposit accounts	6,279	(4,273)

Net increase (decrease) in borrowings	(6,669)	4,053

Dividends paid	(678)

Purchases of treasury stock	(945)

Proceeds from sale of common stock	817	939

Net cash flows from financing activities	(1,196)	719

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,965)	(3,996)

CASH AND CASH EQUIVALENTS

Beginning of period	16,568	15,020

End of period	$10,603	$11,024

SUPPLEMENTAL DISCLOSURES

Interest paid	$3,329	$3,043

Income taxes paid	$0	$30

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      1.) Management Representation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

      2.) Reclassifications:

      Certain items contained in the 1999 financial statements have been reclassified to conform with the presentation for 2000. Such reclassifications had no effect on the net results of operations.

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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)

      Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

THREE MONTHS
March 31, 2000

Proceeds on securities sold	$3,016

Gross realized gains	5

Gross realized losses	0

      Securities available for sale, carried at fair value, totalled $109,296 at March 31, 2000 and $113,804 at December 31, 1999 representing 54.7% and 56.4%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management’s opinion.

      Investment securities with a carrying value of approximately $92,758 at March 31, 2000 and $96,527 at December 31, 1999 were pledged to secure deposits and for other purposes. Approximately 60% of the securities pledged were to facilitate a line of credit with the Federal Reserve to accommodate any extraordinary liquidity needs that may have arisen as a result of the century date change. The line became effective on November 1, 1999 and expired unused on April 7, 2000.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated market value of debt securities at March 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$7,283	$7,289

Due after one year through five years	7,403	7,238

Due after five years through ten years	13,203	12,780

Due after ten years	8,654	8,258

	36,543	35,565

Mortgage-backed Securities	71,127	69,298

	$107,670	$104,863

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$906	$905

Due after one year through five years	9,156	9,025

Due after five years through ten years	30,035	28,619

Due after ten years	35,333	34,156

	75,430	72,705

Mortgage-backed Securities	15,251	14,915

	$90,681	$87,620

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2000, are as follows:

Investment		GROSS	GROSS	ESTIMATED
securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$7,250	$17	$20	$7,247

U.S. Government agencies and corporations	19,160	11	644	18,527

Obligations of states and political subdivisions	10,133	7	349	9,791

Mortgage-backed and related securities	71,127	56	1,885	69,298

Total	107,670	91	2,898	104,863

Marketable equity Securities	2,171	77	391	1,857

Other securities	2,576	0	0	2,576

Total available for sale	$112,417	$168	$3,289	$109,296

Investment		GROSS	GROSS	ESTIMATED
securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,652	$228	$0	$5,880

U.S. Government agencies and corporations	42,554	0	1,817	40,737

Obligations of states and political subdivisions	27,224	59	1,195	26,088

Mortgage-backed and related securities	15,251	34	370	14,915

Total held to maturity	$90,681	$321	$3,382	$87,620

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 1999:

Investment		GROSS	GROSS	ESTIMATED
securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$12,286	$46	$25	$12,307

U.S. Government agencies and corporations	17,580	3	615	16,968

Obligations of states and political subdivisions	10,137	8	465	9,680

Mortgage-backed and related securities	71,841	74	1,479	70,436

Total	111,844	131	2,584	109,391

Marketable equity securities	2,171	102	396	1,877

Other securities	2,536			2,536

Total available for sale	$116,551	$233	$2,980	$113,804

Investment		GROSS	GROSS	ESTIMATED
securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,659	$	$125	$5,534

U.S. Government agencies and corporations	39,549		1,784	37,765

Obligations of states and political subdivisions	26,932	65	1,636	25,361

Mortgage-backed and related securities	15,913	40	444	15,509

Total held to maturity	$88,053	$105	$3,989	$84,169

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

      In the event of nonperformance by the other party, the Company’s exposure to credit loss on these financial instruments is represented by the contract or notional amount of the instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for instruments recorded on the balance sheet. The amount and nature of collateral obtained, if any, is based on management’s credit evaluation.

	CONTRACT OR
	NOTIONAL AMOUNT

	March 31,	December 31,
	2000	1999

Financial instruments whose contract amount represents credit risk:

Commitments to extend credit:

Fixed rate	$2,483	$2,049

Variable	31,788	28,152

Standby letters of credit	321	268

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2000	1999

1-4 family residential mortgages	40.9%	42.2%

Commercial mortgages	34.6%	33.2%

Consumer loans	8.0%	8.2%

Commercial loans	12.7%	12.3%

Home equity loans	3.8%	4.1%

      There are no mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2000, or at December 31, 1999.

      The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2000 and December 31, 1999:

	March 31,	December 31,
	2000	1999

Loans accounted for on a nonaccrual basis	$2,141	$2,277

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	None	None

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	480	484

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of March 31, 2000.

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$92

Interest income actually included in income on the loans	56

      A loan is placed on a nonaccrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is placed on nonaccrual status, any interest that has been accrued and not collected on the loan is charged against earnings. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction to principal or reported as interest income according to management’s judgement as to collectibility of principal.

      Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family , consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 2000, the recorded investment in impaired loans was $423 while the related portion of the allowance for loan losses was $38.

      As of March 31, 2000, there were $1,622 in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following is an analysis of the allowance for loan losses for the three month periods ended March 31, 2000 and March 31, 1999:

	2000	1999

Balance at beginning of period	$2,956	$3,055

Loan charge-offs:

1-4 family residential mortgages	—	2

Commercial mortgages	104	16

Consumer loans	53	35

Commercial loans	—	23

Home equity loans	5	—

	162	76

Recoveries on previous loan losses:

1 - 4 family residential mortgages		—

Commercial mortgages	1	—

Consumer loans	18	26

Commercial loans	3	1

Home equity loans	1	—

	23	27

Net charge-offs	(139)	(49)

Provision charged to operations	100	50

Balance at end of period	$2,917	$3,056

Ratio of annualized net charge-offs to average net loans outstanding	0.28%	0.10%

      For each of the periods presented above, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience, the status of past due interest and principal payments, the anticipated impact of Year 2000 problems on certain commercial customers, the quality of financial information supplied by customers and the general economic condition present in the lending area of the Company’s bank subsidiary.

      5.) Legal Proceedings:

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

      6.) Earnings Per Share and Capital Transactions:

      The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED
	MARCH 31,

	2000	1999

Net Income	$1,278	$1,220

Weighted average common shares outstanding *	3,755,139	3,706,958

Basic earnings per share *	$0.34	$0.33

Diluted earnings per share *	$0.34	$0.33

*Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2000.

      7.) Stock Repurchase Program

      On January 26, 2000, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) under which the Company may repurchase up to 185,000 shares (or approximately 4.9% of the 3,764,759 shares outstanding as of January 26, 2000) of the Company’s outstanding common stock. The Program will expire on February 3, 2001, and results will depend on market conditions. Accordingly, there is no guarantee as to the exact number of shares to be repurchased. The repurchased shares will become treasury shares available for general corporate purposes, including possible use in connection with acquisitions or other distributions such as stock dividends or stock splits. Any repurchase would be effected through open market purchases or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on January 26, 2000, the commitment to repurchase the stock over the next year was approximately $2,636. As of March 31, 2000 the company had repurchased 59,651 shares at a cost of $945.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

      The following is management’s discussion and analysis of the financial condition and results of operations of Cortland Bancorp (the “Company”). The discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

Note Regarding Forward-looking Statements

      In addition to historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company’s operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates either nationally or in the Company’s market area; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity such as expectations regarding the rate of inflation or deflation, currency exchange rates, and other factors influencing market volatility; unforeseen risks associated with other global economic and financial factors.

Liquidity

      The central role of the Company’s liquidity management is to (1) ensure sufficient liquid funds to meet the normal transaction requirements of its customers, (2) take advantage of market opportunities requiring flexibility and speed, and (3) provide a cushion against unforeseen liquidity needs.

      Principal sources of liquidity for the Company include assets considered relatively liquid, such as interest-bearing deposits in other banks, federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, investment securities and mortgage-backed securities.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      Cash and cash equivalents decreased compared to year end 1999, as vault cash balances returned to normal levels following the century date change. Operating activities provided cash of $150 and $4,591 during the three months ended March 31, 2000 and 1999, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2000 and 1999.

Capital Resources

      The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 5.1% for the three months ended March 31, 2000, as compared to 11.1% for the like period during 1999. The decrease reflects the Company’s adoption of a quarterly dividend payment schedule in contrast to the semi-annual one previously used. Overall capital growth (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased and the net change in the estimated fair value of available for sale securities) slowed to an annual rate of 2.0%. Factors contributing to the slowing were the change to a quarterly dividend, implementation of a stock repurchase program, and a decline in the value of available for sale securities due to rising interest rates.

      Prior to adopting the stock repurchase program, the Company issued 43,280 shares of common stock which resulted in proceeds of $817. Of the 43,280 shares issued, 37,391 shares were issued through the Company’s dividend reinvestment plan. The remaining 5,889 shares were issued through the subsidiary bank’s 401-k Plan, which offers employees the opportunity to invest in the common stock of the Company as one of several participant directed investment alternatives.

      Risk-based standards for measuring capital adequacy require banks and bank holding companies to maintain capital based on “risk-adjusted” assets. Categories of assets with potentially higher credit risk require more capital than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as standby letters of credit and interest rate swaps.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      These standards also classify capital into two tiers, referred to as Tier 1 and Tier 2. The Company’s Tier 1 capital consists of common shareholders’ equity (excluding any gain or loss on available for sale debt securities) less intangible assets and the net unrealized loss on equity securities with readily determinable fair values. Tier 2 capital is the allowance for loan and lease losses reduced for certain regulatory limitations. Risk based capital standards require a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy.

      The table below illustrates the Company’s risk weighted capital ratios at March 31, 2000 and December 31, 1999.

	March 31, 2000	December 31, 1999

Tier 1 Capital	$45,942	$45,695

Tier 2 Capital	2,667	2,544

TOTAL QUALIFYING

CAPITAL	$48,609	$48,239

Risk Adjusted Total Assets (*)	$213,135	$203,090

Tier 1 Risk-Based Capital Ratio	21.56%	22.50%

Total Risk-Based Capital Ratio	22.81%	23.75%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.96%	11.21%

      (*) Includes off-balance sheet exposures.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $419,315 for the three months ended March 31, 2000 and $407,637 for the year ended December 31, 1999.

First Three Months of 2000 as Compared to First Three Months of 1999

      During the first three months of 2000, net interest income after provision for loan losses increased by $243 compared to the first three months of 1999. Total interest income increased by $611, or 8.9%, from the level recorded in 1999. This was accompanied by an increase in interest expense of $318, or 10.6%, and a $50 increase in the provision for loan loss.

      The average rate paid on interest sensitive liabilities increased by 12 basis points year-over-year. The average balance of interest sensitive liabilities increased by $19,293 or 6.4%. Compared to the first quarter of last year, average borrowings, primarily with the Federal Home Loan Bank, increased by $16,606 while the average rate paid on borrowings increased by 23 basis points, from 5.26% to 5.49%. Average interest bearing demand deposits increased by $1,362, while savings and money market accounts declined by $1,829 and $968, respectively. The average rate paid on these products declined by 12 basis points in the aggregate. The average balance on time deposit products increased by $4,122, as the average rate paid increased by 11 basis points, from 5.32% to 5.43%.

      Interest and dividend income on securities registered an increase of $570, or 21.9%, during the first three months of 2000 when compared to 1999, while on a fully tax equivalent basis income on securities increased by $590 or 21.2%. The average invested balances increased by 15.0%, increasing by $26,558 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 33 basis point increase in the tax equivalent yield of the portfolio.

      Interest and fees on loans increased by $93 for the first three months of 2000 compared to 1999. A $429 increase in the average balance of the loan portfolio, or 0.2%, was accompanied by a 14 basis point increase in the portfolio’s tax equivalent yield.

      Other interest income decreased by $52 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $4,427. The yield on federal funds increased by 99 basis points reflecting the change in Federal Reserve policy initiated at the mid point of 1999. The yield on Federal Funds sold is anticipated to increase during the second quarter of 2000 as the Federal Reserve is expected to boost the targeted Federal Funds rate by 25 to 50 basis points at the May 16, 2000 meeting of the Federal Open Market Committee.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      The tax equivalent yield on earning assets increased by 19 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.63%, a 33 basis point increase from the same quarter a year ago, while the loan portfolio yielded 8.68%, up 14 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities increased 12 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin improved to 4.33%, an increase of 9 basis points from that achieved during last year’s first quarter.

      Other income from all sources decreased by $36 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market decreased by $45 from the same period a year ago. Gains on securities called and gains on the sale of available for sale investment securities showed a slight decrease of $2 from year ago levels. Fees for other customer services increased by $23, while other sources of non recurring non-interest income decreased by $12 from the same period a year ago.

      Loans net of the allowance for losses increased by $6,015 during the period. Gross loans as a percentage of earning assets stood at 50.3% as of March 31, 2000 as compared to 50.6% on March 31, 1999. The loan to deposit ratio at the end of the first three months of 2000 was 61.8% compared to 61.7% at the end of the same period a year ago. The investment portfolio represented 61.2% of each deposit dollar, up from 59.7% a year ago.

      Loan charge-offs during the first three months were $162 in 2000 and $76 in 1999, while the recovery of previously charged-off loans amounted to $23 in 2000 compared to $27 in 1999. A provision for loan loss of $100 was charged to operations in 2000, compared to $50 charged in 1999. At March 31, 2000, the loan loss allowance of $2,917 represented 1.44% of outstanding loans. Non accrual loans at March 31, 2000 represented 1.1% of the loan portfolio compared to 1.2% at December 31, 1999 and 1.3% a year ago.

      Total other expenses in the first three months were $2,679 in 2000 compared to $2,544 in 1999, an increase of $135 or 5.3%. Full time equivalent employment during the first three months averaged 173 employees in 2000, a 3.4% decline from the 179 employed in the same quarter of 1999. Salaries and benefits increased by $90 or 6.5% compared to the similar period a year ago, primarily due to the increased cost of benefits.

      For the first three months of 2000, state and local taxes increased by $10 or 7.2%. Occupancy and equipment expense decreased by $21, or 4.3%, reflecting the cost of continued Y2K readiness preparation in 1999. All other expense categories increased by 10.4% or $56 as a group.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      Income before income tax expense amounted to $1,722 for the first three months of 2000 compared to $1,650 for the similar period of 1999. The effective tax rate for the first three months was 25.8% in 2000 compared to 26.1% in 1999, resulting in income tax expense of $444 and $430 respectively. Net income for the first three months registered $1,278 in 2000 compared to $1,220 in 1999, representing per share amounts of $0.34 in 2000 and $0.33 in 1999.

New Accounting Standards

      In June 1998 the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard has been delayed by SFAS No. 137. The standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not anticipate that adoption of this standard will have a material impact on the Company’s financial position or results of operation.

Regulatory Matters

      On March 13, 2000, the Board of Governors of the Federal Reserve System approved the Company’s application to become a financial holding company. As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity, as authorized by the Gramm-Leach-Bliley Act of 1999 (The Financial Services Reform Act). Under the Financial Services Reform Act, the Company may continue to claim the benefits of financial holding company status as long as each depository institution that it controls remains well capitalized and well managed. The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of March 31, 2000, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and well managed, in management’s opinion.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

      Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 1999, short term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have increased by 35 to 55 basis points, reflecting monetary tightening on the part of the Federal Reserve. The Federal Reserve hiked short-term rates by 25 basis points at both the February and March meetings of the Federal Open Market Committee. Intermediate interest rates, as measured by U. S. Treasury securities with maturities of two to five years, increased by approximately 9 to 35 basis points. Meanwhile, long term interest rates, as measured by U.S. Treasury securities with maturities of ten years of more declined by 28 to 52 basis points, reflecting the U.S. Government’s plans to repurchase Treasury debt and expectations of slower growth and lower inflation in the future.

      During that same time period, the Company’s subsidiary bank experienced an increase of 3.0% in its’ loan portfolio funded primarily by a $6,279 increase in deposits. Meanwhile, $6,669 in short term borrowings, used to fund excess vault cash in anticipation of increased customer liquidity demands at the century-date-change, were repaid as cash balances returned to normal levels.

      The net effect of these changes had minimal effect on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $303 increase in net interest income for the twelve month horizon subsequent to March 31, 2000, compared to the simulated results for a similar twelve month horizon subsequent to December 31, 1999. The Company’s sensitivity to a declining rate environment increased slightly. The Company’s sensitivity to an increasing rate environment was essentially unchanged. Management expects that the decrease in anticipated net interest income under the rising rate environment will be partially offset by similar declines in operating expense and loan loss provision requirements due to a decline in loan volume.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

      The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2000 and December 31, 1999. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2000 and December 31, 1999. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

      Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 125 basis points. During the quarter ended March 31, 2000, the difference between the yield on the ten year Treasury and the three month Treasury narrowed to 25 basis points from the 112 basis points at December 31, 1999, with interest rates peaking in the 2-3 year maturity range, creating a condition known as an “inverted yield curve.”

Simulated Net Interest Income (NII) Scenarios
for the Twelve Months Ending

	Net Interest	Income	$Change in NII		% Change in NII
Changes in	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Interest Rates	2001	2000	2001	2000	2001	2000

Graduated increase of +300 basis points	16,529	16,249	(939)	(916)	(5.4)%	(5.3)%

Short term rates unchanged	17,468	17,165

Graduated decrease of -300 basis points	17,150	16,990	(318)	(175)	(1.8)%	(1.0)%

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      See Note (5) of the financial statements.

Item 2. Changes in Securities

      Not applicable

Item 3. Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.	Not applicable

4.	Not applicable

10.	Not applicable

11.	See Note (6) of the Financial Statements

15.	Not applicable

18.	Not applicable

19.	Not applicable

22.	Not applicable

23.	Not applicable

24.	Not applicable

27.	Financial Data Schedule

99.	Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

PART II — OTHER INFORMATION

(b) Reports on Form 8-K

      Form 8-K was filed with the United States Securities and Exchange Commission, dated January 31, 2000. The 8-K applied to Item 5 — Other Events, per the 8-K instructions, and announced that the Board of Directors had approved a stock repurchase program authorizing the acquisition of up to 4.9% of Cortland Bancorp’s outstanding common stock. No financial statements were filed with this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp

(Registrant)

DATED: May 8, 2000	Lawrence A. Fantauzzi

Secretary/Treasurer

(Chief Financial Officer)

DATED: May 8, 2000	Rodger W. Platt

Chairman and President

(Duly Authorized Officer)