Form 10-Q
period 2000-06-30
CORTLAND BANCORP INC
filed 2000-08-14
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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

Yes    X     NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, No Par Value	Outstanding at August 8, 2000 3,703,522 Shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets — June 30, 2000 and December 31, 1999	2

	Consolidated Statements of Income — Six months ended June 30, 2000 and 1999	3

	Consolidated Statement of Shareholders’ Equity — Six months ended June 30, 2000	4

	Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements June 30, 2000	6-15

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25-26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26-27

Signatures		28

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2000	1999

ASSETS

Cash and due from banks	$11,338	$16,568

Federal funds sold	200

Total cash and cash equivalents	11,538	16,568

Investment securities available for sale (Note 3)	109,717	113,804

Investment securities held to maturity (approximate market value of $86,424 in 2000 and $84,169 in 1999) (Note 3)	89,570	88,053

Total loans (Note 4)	202,938	196,060

Less allowance for loan losses (Note 4)	(3,002)	(2,956)

Net loans	199,936	193,104

Premises and equipment	5,833	5,839

Other assets	5,776	5,834

Total assets	$422,370	$423,202

LIABILITIES

Noninterest-bearing deposits	$50,294	$50,857

Interest-bearing deposits	276,716	269,546

Total deposits	327,010	320,403

Federal Home Loan Bank advances and other borrowings	47,329	55,285

Other liabilities	2,997	3,289

Total liabilities	377,336	378,977

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS’ EQUITY

Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 3,774,653 shares

in 2000 and 3,731,373 in 1999 (Note 6)	18,873	18,657

Additional paid-in capital (Note 6)	7,974	7,373

Retained earnings	21,399	20,251

Accumulated other comprehensive income	(1,894)	(1,834)

Treasury stock, at cost, 75,715 shares in 2000 and 9,894 shares in 1999	(1,318)	(222)

Total shareholders’ equity	45,034	44,225

Total liabilities and shareholders’ equity	$422,370	$423,202

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,

	2000	1999	2000	1999

INTEREST INCOME

Interest and fees on loans	$4,474	$4,142	$8,739	$8,314

Interest and dividends on investment securities:

Taxable interest income	1,294	944	2,553	1,797

Nontaxable interest income	445	421	892	823

Dividends	81	68	152	129

Interest on mortgage-backed securities	1,383	1,351	2,775	2,634

Other interest income	11	40	22	103

Total interest income	7,688	6,966	15,133	13,800

INTEREST EXPENSE

Deposits	2,738	2,542	5,363	5,105

Borrowed funds	684	465	1,375	900

Total interest expense	3,422	3,007	6,738	6,005

Net interest income	4,266	3,959	8,395	7,795

Provision for loan losses	105	50	205	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,161	3,909	8,190	7,695

OTHER INCOME

Fees for other customer services	369	316	690	614

Investment securities gains — net	—	2	5	9

Gain on sale of loans — net	69	38	81	95

Other non-interest income	29	51	63	97

Total other income	467	407	839	815

OTHER EXPENSES

Salaries and employee benefits	1,455	1,430	2,922	2,807

Net occupancy expense	211	203	410	398

Equipment expense	244	265	514	560

State and local taxes	148	139	296	277

Office supplies	115	124	247	231

Marketing expense	127	76	175	126

Legal and litigation expense	202	21	250	49

Other operating expenses	497	403	864	757

Total other expenses	2,999	2,661	5,678	5,205

INCOME BEFORE FEDERAL INCOME TAXES	1,629	1,655	3,351	3,305

Federal income taxes	415	426	859	856

NET INCOME	$1,214	$1,229	$2,492	$2,449

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.33	$0.33	$0.67	$0.66

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.33	$0.33	$0.67	$0.66

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2000	$18,657	$7,373	$20,251	($1,834)	($222)	$44,225

Comprehensive income:

Net income			2,492			2,492

Other comprehensive income, net of tax:

Unrealized losses on available-for-sale securities, net of reclassification adjustment				(60)		(60)

Total comprehensive income						2,432

Common stock transactions:

Shares sold	216	601				817

Treasury shares purchased					(1,096)	(1,096)

Cash dividends declared			(1,344)			(1,344)

BALANCE AT JUNE 30, 2000	$18,873	$7,974	$21,399	($1,894)	($1,318)	$45,034

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE

FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax					(57)

Less: Reclassification adjustment for net gains realized in net income, net of tax					3

Net unrealized gains on available-for-sale securities, net of tax					($60)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,

	2000	1999

NET CASH FLOWS FROM OPERATING ACTIVITIES	$2,942	$3,040

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities held to maturity	(3,350)	(25,344)

Purchases of securities available for sale	(12,069)	(20,978)

Proceeds from sales of securities available for sale	3,016

Proceeds from call, maturity and principal payments on securities	14,677	28,672

Net decrease (increase) in loans made to customers	(7,108)	3,300

Proceeds from disposition of other real estate	244

Proceeds from sale of fixed assets	29

Purchase of premises and equipment	(439)	(257)

Net cash flows from investing activities	(5,000)	(14,607)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposit accounts	6,607	(2,806)

Net (decrease) increase in borrowings	(7,956)	10,977

Proceeds from sale of common stock	817	939

Dividends paid on common stock	(1,344)	(791)

Purchase of treasury stock	(1,096)	(124)

Net cash flows from financing activities	(2,972)	8,195

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,030)	(3,372)

CASH AND CASH EQUIVALENTS

Beginning of period	16,568	15,020

End of period	$11,538	$11,648

SUPPLEMENTAL DISCLOSURES

Interest paid	$6,724	$6,055

Income taxes paid	$850	$880

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      1.) Management Representation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	SIX MONTHS	THREE MONTHS
	June 30, 2000	June 30, 2000

Proceeds on securities sold	$3,016	$0

Gross realized gains	5	0

Gross realized losses	0	0

Proceeds on securities called	$50	$50

Gross realized gains	0	0

Gross realized losses	0	0

      Securities available for sale, carried at fair value, totalled $109,717 at June 30, 2000 and $113,804 at December 31, 1999 representing 55.1% and 56.4%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management’s opinion.

      Investment securities with a carrying value of approximately $54,058 at June 30, 2000 and $96,527 at December 31, 1999 were pledged to secure deposits and for other purposes. Approximately 60% of the securities pledged at December 31, 1999 were to facilitate a line of credit with the Federal Reserve to accommodate any extraordinary liquidity needs that may have arisen as a result of the century date change. The line became effective on November 1, 1999 and expired unused on April 7, 2000.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated market value of debt securities at June 30, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$2,974	$2,975

Due after one year through five years	10,430	10,298

Due after five years through ten years	15,056	14,686

Due after ten years	9,697	9,333

	38,157	37,292

Mortgage-backed Securities	69,612	67,963

	$107,769	$105,255

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$2,903	$2,903

Due after one year through five years	7,784	7,661

Due after five years through ten years	29,375	28,004

Due after ten years	35,318	34,075

	75,380	72,643

Mortgage-backed Securities	14,190	13,781

	$89,570	$86,424

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2000, are as follows:

Investment		GROSS	GROSS	ESTIMATED
securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$6,818	$26	$16	$6,828

U.S. Government agencies and corporations	22,024	78	618	21,484

Obligations of states and political subdivisions	9,315	5	340	8,980

Mortgage-backed and related securities	69,612	59	1,708	67,963

Total	107,769	168	2,682	105,255

Marketable equity Securities	2,171	75	403	1,843

Other securities	2,619	0	0	2,619

Total available for sale	$112,559	$243	$3,085	$109,717

Investment		GROSS	GROSS	ESTIMATED
securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,644	$194	$0	$5,838

U.S. Government agencies and corporations	42,559	0	1,791	40,768

Obligations of states and political subdivisions	27,177	63	1,203	26,037

Mortgage-backed and related securities	14,190	24	433	13,781

Total held to maturity	$89,570	$281	$3,427	$86,424

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

	CONTRACT OR
	NOTIONAL AMOUNT

	June 30,	December 31,
	2000	1999

Financial instruments whose contract amount represents credit risk:

Commitments to extend credit:

Fixed rate	$2,322	$2,049

Variable	33,188	28,152

Standby letters of credit	328	268

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2000	1999

1-4 family residential mortgages	42.0%	42.2%

Commercial mortgages	33.7%	33.2%

Consumer loans	8.4%	8.2%

Commercial loans	12.2%	12.3%

Home equity loans	3.7%	4.1%

      There are no mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2000, or at December 31, 1999.

      The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2000 and December 31, 1999:

	June 30,	December 31,
	2000	1999

Loans accounted for on a nonaccrual basis	$2,015	$2,277

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	None	None

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	149	484

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of June 30, 2000.

Gross interest income that would have been recorded

if the loans had been current in accordance with

their original terms	$161

Interest income actually included in income on the loans	119

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

      Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 2000, the recorded investment in impaired loans was $595 while the related portion of the allowance for loan losses was $87.

      As of June 30, 2000, there were $1,711 in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following is an analysis of the allowance for loan losses for the six month periods ended June 30, 2000 and June 30, 1999:

	2000	1999

Balance at beginning of period	$2,956	$3,055

Loan charge-offs:

1-4 family residential mortgages	0	0

Commercial mortgages	121	17

Consumer loans	91	74

Commercial loans	4	102

Home equity loans	7	2

	223	195

Recoveries on previous loan losses:

1 - 4 family residential mortgages	0	0

Commercial mortgages	22	0

Consumer loans	35	34

Commercial loans	6	4

Home equity loans	1	1

	64	39

Net charge-offs	(159)	(156)

Provision charged to operations	205	100

Balance at end of period	$3,002	$2,999

Ratio of annualized net charge-offs to average net loans outstanding	0.16%	0.16%

      For each of the periods presented above, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience, the status of past due interest and principal payments, the impact of Year 2000 problems on certain commercial customers, the quality of financial information supplied by customers and the general economic condition present in the lending area of the Company’s bank subsidiary.

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

      In a class action case filed in 1990 regarding campground loans in Pennsylvania, the subsidiary bank's board of directors has agreed to accept a settlement offer proposed by plaintiffs' attorney during the second quarter of 2000, as it does not materially exceed the anticipated cost of continuing to defend against the complainant. The Bank recorded an additional expense provision of $190 during the quarter, bringing the litigation accrual to the proposed settlement of $325. The court must yet approve the settlement.

      The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the Company.

6.) Earnings Per Share and Capital Transactions:

      The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2000	1999	2000	1999

Net Income	$1,214	$1,229	$2,492	$2,449

Weighted average common shares outstanding *	3,711,473	3,704,227	3,733,306	3,705,585

Basic earnings per share *	$0.33	$0.33	$0.67	$0.66

Diluted earnings per share *	$0.33	$0.33	$0.67	$0.66

*Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2000.

7.) Stock Repurchase Program

      On January 26, 2000, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) under which the Company may repurchase up to 185,000 shares (or approximately 4.9% of the 3,764,759 shares outstanding as of January 26, 2000) of the Company’s outstanding common stock. The Program will expire on February 3, 2001, and results will depend on market conditions. Accordingly, there is no guarantee as to the exact number of shares to be repurchased. The repurchased shares will become treasury shares available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions such as stock dividends or stock splits. Any repurchase would be effected through open market purchases or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on January 26, 2000, the commitment to repurchase the stock over the next year was approximately $2,636. At June 30, 2000 the remaining commitment to repurchase the stock is approximately $1,545. As of June 30, 2000 the Company had repurchased 86,119 shares. The Company also reissued 18,546 shares to existing shareholders under it’s dividend reinvestment program, and another 1,752 shares to employees under the subsidiary bank’s 401-k retirement benefit program.

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

      Cash and cash equivalents decreased compared to year end 1999, as vault cash balances returned to normal levels following the century date change. Operating activities provided cash of $2,942 and $3,040 during the six months ended June 30, 2000 and 1999, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 2000 and 1999.

Capital Resources

      The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 4.9% for the six months ended June 30, 2000, as compared to 7.5% for the like period during 1999. The decrease reflects the Company’s adoption of a quarterly dividend payment schedule in contrast to the semi-annual one previously used. Overall capital growth (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased and the net change in the estimated fair value of available for sale securities) slowed to an annual rate of 3.7%. Factors contributing to the slowing were the change to a quarterly dividend, implementation of a stock repurchase program, and a decline in the value of available for sale securities due to rising interest rates.

      Prior to adopting the stock repurchase program, the Company issued 43,280 shares of common stock which resulted in proceeds of $817. Of the 43,280 shares issued 37,391 shares were issued through the Company’s dividend reinvestment plan. The remaining 5,889 shares were issued through the subsidiary bank’s 401-k Plan, which offers employees the opportunity to invest in the common stock of the Company as one of several participant directed investment alternatives.

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

      The table below illustrates the Company’s risk weighted capital ratios at June 30, 2000 and December 31, 1999.

	June 30, 2000	December 31, 1999

Tier 1 Capital	$46,339	$45,695

Tier 2 Capital	2,657	2,544

TOTAL QUALIFYING

CAPITAL	$48,996	$48,239

Risk Adjusted

Total Assets (*)	$212,243	$203,090

Tier 1 Risk-Based Capital Ratio	21.83%	22.50%

Total Risk-Based Capital Ratio	23.08%	23.75%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.01%	11.21%

      (*) Includes off-balance sheet exposures.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $420,973 for the six months ended June 30, 2000 and $407,637 for the year ended December 31, 1999.

First Six Months of 2000 as Compared to First Six Months of 1999

      During the first six months of 2000, net interest income after provision for loan losses increased by $495 compared to the first six months of 1999. Total interest income increased by $1,333 or 9.7%, from the level recorded in 1999. This was accompanied by an increase in interest expense of $733 or 12.2%, and a $105 increase in the provision for loan loss.

      The average rate paid on interest sensitive liabilities increased by 23 basis points year-over-year. The average balance of interest sensitive liabilities increased by $17,621 or 5.8%. Compared to the first half of last year, average borrowings, primarily with the Federal Home Loan Bank, increased by $14,202 while the average rate paid on borrowings increased by 40 basis points, from 5.21% to 5.61%. Average interest bearing demand deposits increased by $939 while savings and money market accounts declined by $2,228 and $322 respectively. The average rate paid on these products declined by 8 basis points in the aggregate. The average balance on time deposit products increased by $5,030 as the average rate paid increased by 27 basis points, from 5.25% to 5.52%.

      Interest and dividend income on securities registered an increase of $989 or 18.4%, during the first six months of 2000 when compared to 1999, while on a fully tax equivalent basis income on securities increased by $1,017 or 17.7%. The average invested balances increased by 10.9%, increasing by $19,940 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 38 basis point increase in the tax equivalent yield of the portfolio.

      Interest and fees on loans increased by $425 for the first six months of 2000 compared to 1999. A $4,031 increase in the average balance of the loan portfolio, or 2.1%, was accompanied by a 23 basis point increase in the portfolio’s tax equivalent yield.

      Other interest income decreased by $81 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $3,484. The yield on federal funds increased by 120 basis points reflecting the change in Federal Reserve policy initiated at the mid point of 1999. The yield on Federal Funds sold is anticipated to increase during the second half of 2000 by approximately 50 basis points to fully reflect the 100 basis point Fed tightening during the first half of 2000. The Federal Reserve is expected to hold the targeted Federal Funds rate at 6.50% during the remainder of 2000.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      Other income from all sources increased by $24 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market decreased by $14 from the same period a year ago. Gains on securities called and gains on the sale of available for sale investment securities showed a slight decrease of $4 from year ago levels. Fees for other customer services increased by $76 while other sources of non-recurring non-interest income decreased by $34 from the same period a year ago.

      Loan charge-offs during the first six months were $223 in 2000 and $195 in 1999, while the recovery of previously charged-off loans amounted to $64 in 2000 compared to $39 in 1999. A provision for loan loss of $205 was charged to operations in 2000, compared to $100 charged in 1999. At June 30, 2000, the loan loss allowance of $3,002 represented 1.5% of outstanding loans. Non accrual loans at June 30, 2000 represented 1.0% of the loan portfolio compared to 1.2% at December 31, 1999 and 1.3% a year ago.

      Total other expenses in the first six months were $5,678 compared to $5,205 in 1999, an increase of $473 or 9.1%. Full time equivalent employment during the first six months averaged 174 employees in 2000, a 3.3% decline from the 180 employed during the same period of 1999. Salaries and benefits increased by $115 or 4.1% compared to the similar period a year ago, primarily due to the increased cost of benefits.

      For the first six months of 2000, state and local taxes increased by $19 or 6.9%. Occupancy and equipment expense decreased by $34 or 3.5%, as 1999 included the cost of Y2K readiness preparation. Marketing expense increased by $49 from year ago levels, as the Company conducted market research and launched a new advertising campaign. The Company also recognized $48 of expense associated with consolidating two office locations during the first half of 2000. Legal and litigation expense increased by $201 from the similar period a year ago, due to an expense accrual for the probable settlement of a consumer class action lawsuit filed in Pennsylvania in 1990. All other expense categories increased by 7.6% or $75 as a group.

      Income before income tax expense amounted to $3,351 for the first six months of 2000 compared to $3,305 for the similar period of 1999. The effective tax rate for the first six months was 25.6% in 2000 compared to 25.9% in 1999, resulting in income tax expense of $859 and $856 respectively. Net income for the first six months registered $2,492 in 2000 compared to $2,449 in 1999, representing per share amounts of $0.67 in 2000 and $0.66 in 1999. The expense provisions for the office consolidation and the probable settlement of the Pennsylvania class action lawsuit, both non recurring items, reduced earnings per share by $0.04.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Second Quarter of 2000 as compared to Second Quarter 1999

      During the second quarter of 2000 net interest income after provision for loan losses increased by $252 as compared to second quarter 1999. Average earning assets increased by 4.7% while average interest-bearing liabilities increased by 5.2%. Average loans exhibited growth of 3.9%, while average investments increased by 7.0%.

      The tax equivalent yield on earning assets increased by 38 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.71%, a 43 basis point pickup from the same quarter a year ago, while the loan portfolio yielded 8.87%, up 32 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities increased 33 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin improved to 4.4%, an increase of 10 basis points from that achieved during last year’s second quarter.

      Loans increased by $902 during the period. Loans as a percentage of earning assets stood at 50.5% as of June 30, 2000 as compared to 50.8% on June 30, 1999. The loan to deposit ratio at the end of the first six months of 2000 was 62.1% compared to 61.3% at the end of the same period a year ago. The investment portfolio represented 60.9% of each deposit dollar, up from 59.8% a year ago.

      Loan charge-offs during the second quarter were $61 in 2000 and $119 in 1999, while the recovery of previously charged-off loans amounted to $41 during the second quarter of 2000 compared to $12 in the same period of 1999.

      Other income for the quarter increased by $60 or 14.7% compared to the same period a year ago. The net gain on loans sold during the quarter amounted to $69 compared to $38 a year ago. There were no gains on investment and trading securities transactions in 2000, while a $2 gain was recorded in 1999. Fees from other customer services increased by $53 reflecting pricing revisions implemented during the second quarter of 2000. Income from non recurring items declined by $22 from the level a year ago.

      Total other expenses in the second quarter were $2,999 in 2000 and $2,661 in 1999, an increase of $338 or 12.7%. Employee salaries and benefits increased by $25 or 1.7%. Occupancy and equipment expense showed a $13 decrease. Legal and litigation expense increased by $181, reflecting the probable settlement of a class action suit originally filed in June of 1990 in Pennsylvania. Marketing expenses increased by

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

$51 reflecting the costs of researching and developing a new marketing campaign. A one-time charge of $48 was incurred when the Company consolidated two of its offices in May of 2000. Other expenses as a group decreased by $46 or 6.9% compared to the same period last year.

      Income before tax for the quarter decreased by 1.6% to $1,629 in 2000 from the $1,655 recorded in 1999. Net income for the quarter of $1,214 represented a 1.2% decrease from the $1,229 earned a year ago. Earnings per share amounted to $0.33 in both years. The effect of the office consolidation and legal and litigation accrual was to reduce earnings per share by $0.04 for the quarter ended June 30, 2000.

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

Regulatory Matters

      On March 13, 2000, the Board of Governors of the Federal Reserve System approved the Company’s application to become a financial holding company. As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity, as authorized by the Gramm-Leach-Bliley Act of 1999 (The Financial Services Reform Act). Under the Financial Services Reform Act, the Company may continue to claim the benefits of financial holding company status as long as each depository institution that it controls remains well capitalized and well managed. The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of June 30, 2000, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and well managed, in management’s opinion.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

      Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 1999, short term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have increased by 10 to 55 basis points, reflecting monetary tightening on the part of the Federal Reserve. The Federal Reserve hiked short-term rates by 25 basis points at both the February and March meetings and by 50 basis points at the May meeting of the Federal Open Market Committee. Intermediate interest rates, as measured by U. S. Treasury securities with maturities of two to three years, increased only slightly by approximately 2 to 14 basis points. Meanwhile, longer term interest rates, as measured by U.S. Treasury securities with maturities of five years or more declined by 18 to 58 basis points, reflecting the U.S. Government’s plans to repurchase Treasury debt and expectations of slower growth and lower inflation in the future.

      During that same time period, the Company’s subsidiary bank experienced an increase of 3.5% in its’ loan portfolio funded primarily by a $6,607 increase in deposits. Meanwhile, $7,956 in borrowings, primarily used to fund excess vault cash in anticipation of increased customer liquidity demands at the century-date-change, were repaid as cash balances returned to normal levels.

      The net effect of these changes had minimal effect on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $238 increase in net interest income for the twelve month horizon subsequent to June 30, 2000, compared to the simulated results for a similar twelve month horizon subsequent to December 31, 1999. The Company’s sensitivity to a declining rate environment decreased by $78, while the Company’s sensitivity to an increasing rate environment increased by $262. Management expects that the decrease in anticipated net interest income under the rising rate environment would be partially offset by similar declines in operating expense and loan loss provision requirements due to a decline in loan volume.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

      The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2000 and December 31, 1999. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2000 and December 31, 1999. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

      Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 175 basis points. During the quarter ended June 30, 2000, the difference between the yield on the ten year Treasury and the three month Treasury narrowed to 15 basis points from the 112 basis points at December 31, 1999, with interest rates peaking in the area of 2 year maturities resulting in a flatening of the yield curve and continuation of a condition known as an “inverted yield curve.”

Simulated Net Interest Income (NII) Scenarios
for the Twelve Months Ending

	Net Interest Income		$Change in NII		%Change in NII

Changes in	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Interest Rates	2001	2000	2001	2000	2001	2000

Graduated increase of +300 basis points	16,225	16,249	(1,178)	(916)	(6.7)%	(5.3)%

Short term rates unchanged	17,403	17,165

Graduated decrease of -300 basis points	17,306	16,990	(97)	(175)	(0.6)%	(1.0)%

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

      Not applicable

Item 3. Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a.) On April 11, 2000, Cortland Bancorp held its annual meeting of shareholders.

(b.) The following directors were elected for three year terms ending in 2003.

George E. Gessner

James E. Hoffman III

Timothy K. Woofter

Directors whose term of office continued after the annual meeting:

Lawrence A. Fantauzzi

David C. Cole

William A. Hagood

K. Ray Mahan

Richard L. Hoover

Rodger W. Platt

CORTLAND BANCORP AND SUBSIDIARIES

PART II — OTHER INFORMATION

(c.) At the close of business on the record date, 3,751,365 Cortland Bancorp shares were outstanding and entitled to vote.
The results of the election of directors was as follows:

	Votes	Votes
	Cast	Cast	Votes
	For	Against	Abstained

George E. Gessner	2,701,748	34,916	0

James E. Hoffman, III	2,676,414	60,251	0

Timothy E. Woofter	2,677,818	58,847	0

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

Cortland Bancorp

(Registrant)

DATED: August 8, 2000	Lawrence A. Fantauzzi

Secretary/Treasurer

(Chief Financial Officer)

DATED: August 8, 2000	Rodger W. Platt

Chairman and President
(Duly Authorized Officer)