Form 10-Q
period 2000-09-30
CORTLAND BANCORP INC
filed 2000-11-14
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes   X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2000
Common Stock, No Par Value	3,694,074 Shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Cortland Bancorp and Subsidiaries:
	Consolidated Balance Sheets — September 30, 2000 and December 31, 1999	2
	Consolidated Statements of Income — Nine months ended September 30, 2000 and 1999	3
	Consolidated Statement of Shareholders’ Equity — Nine months ended September 30, 2000	4
	Consolidated Statements of Cash Flows — Nine months ended September 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements September 30, 2000	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24-25
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26-27
Signatures		28

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2000	1999

ASSETS

Cash and due from banks	$10,266	$16,568

Investment securities available for sale (Note 3)	113,611	113,804

Investment securities held to maturity (approximate market value of $87,549 in 2000 and $84,169 in 1999) (Note 3)	89,564	88,053

Total loans (Note 4)	203,518	196,060

Less allowance for loan losses (Note 4)	(2,945)	(2,956)

Net loans	200,573	193,104

Premises and equipment	6,004	5,839

Other assets	5,597	5,834

Total assets	$425,615	$423,202

LIABILITIES

Noninterest-bearing deposits	$49,224	$50,857

Interest-bearing deposits	279,417	269,546

Total deposits	328,641	320,403

Federal Home Loan Bank advances and other borrowings	48,419	55,285

Other liabilities	2,193	3,289

Total liabilities	379,253	378,977

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS’ EQUITY

Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 3,774,653 shares in 2000 and 3,731,373 in 1999 (Note 6)	18,873	18,657

Additional paid-in capital (Note 6)	7,974	7,373

Retained earnings	22,061	20,251

Accumulated other comprehensive income	(991)	(1,834)

Treasury stock, at cost, 88,526 shares in 2000 and 9,894 shares in 1999	(1,555)	(222)

Total shareholders’ equity	46,362	44,225

Total liabilities and shareholders’ equity	$425,615	$423,202

See accompanying notes to consolidated financial statements

of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2000	1999	2000	1999

INTEREST INCOME

Interest and fees on loans	$4,468	$4,168	$13,207	$12,482

Interest and dividends on investment securities:

Taxable interest income	1,346	966	3,899	2,763

Nontaxable interest income	439	434	1,331	1,257

Dividends	75	63	227	192

Interest on mortgage-backed securities	1,400	1,482	4,175	4,116

Other interest income	17	64	39	167

Total interest income	7,745	7,177	22,878	20,977

INTEREST EXPENSE

Deposits	2,931	2,613	8,294	7,718

Borrowed funds	685	535	2,060	1,435

Total interest expense	3,616	3,148	10,354	9,153

Net interest income	4,129	4,029	12,524	11,824

Provision for loan losses	45	50	250	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,084	3,979	12,274	11,674

OTHER INCOME

Fees for other customer services	394	330	1,084	944

Investment securities gains — net	1	—	6	9

Gain on sale of loans — net	23	31	104	126

Other non-interest income	35	28	98	125

Total other income	453	389	1,292	1,204

OTHER EXPENSES

Salaries and employee benefits	1,462	1,478	4,384	4,285

Net occupancy expense	207	208	617	606

Equipment expense	268	298	782	858

State and local taxes	131	149	427	426

Office supplies	102	111	349	342

Marketing expense	98	65	273	191

Legal and litigation expense	95	10	345	59

Other operating expenses	363	409	1,227	1,166

Total other expenses	2,726	2,728	8,404	7,933

INCOME BEFORE FEDERAL INCOME TAXES	1,811	1,640	5,162	4,945

Federal income taxes	482	416	1,341	1,272

NET INCOME	$1,329	$1,224	$3,821	$3,673

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.36	$0.33	$1.03	$0.99

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.36	$0.33	$1.03	$0.99

See accompanying notes to consolidated financial statements

of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2000	$18,657	$7,373	$20,251	($1,834)	($222)	$44,225

Comprehensive income:

Net income			3,821			3,821

Other comprehensive income, net of tax:

Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				843		843

Total comprehensive income						4,664

Common stock transactions:

Shares sold	216	601				817

Treasury shares purchased					(1,333)	(1,333)

Cash dividends declared			(2,011)			(2,011)

BALANCE AT SEPTEMBER 30, 2000	$18,873	$7,974	$22,061	($991)	($1,555)	$46,362

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for -sale securities arising during the period, net of tax					847

Less: Reclassification adjustment for net gains realized in net income, net of tax					4

Net unrealized gains on available-for-sale securities, net of tax					$843

See accompanying notes to consolidated financial statements

of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,

	2000	1999

NET CASH FLOWS FROM OPERATING ACTIVITIES	$3,542	$8,393

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities held to maturity	(5,350)	(36,905)

Purchases of securities available for sale	(19,297)	(34,385)

Proceeds from sales of securities available for sale	3,016

Proceeds from call, maturity and principal payments on securities	21,295	37,697

Net (increase) decrease in loans made to customers	(7,903)	3,080

Proceeds from disposition of other real estate	320

Proceeds from sale of fixed assets	29

Purchase of premises and equipment	(799)	(310)

Net cash flows from investing activities	(8,689)	(30,823)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposit accounts	8,238	12,423

Net (decrease) increase in borrowings	(6,866)	13,118

Proceeds from sale of common stock	817	1,281

Dividends paid on common stock	(2,011)	(791)

Purchase of treasury stock	(1,333)	(124)

Net cash flows from financing activities	(1,155)	25,907

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,302)	3,477

CASH AND CASH EQUIVALENTS

Beginning of period	16,568	15,020

End of period	$10,266	$18,497

SUPPLEMENTAL DISCLOSURES

Interest paid	$10,284	$9,149

Income taxes paid	$1,265	$1,180

See accompanying notes to consolidated financial statements

of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

1.)  Management Representation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	NINE MONTHS	THREE MONTHS
	September 30, 2000	September 30, 2000

Proceeds on securities sold	$3,016	$0

Gross realized gains	5	0

Gross realized losses	0	0

Proceeds on securities called	$1,250	$1,200

Gross realized gains	1	1

Gross realized losses	0	0

      Securities available for sale, carried at fair value, totalled $113,611 at September 30, 2000 and $113,804 at December 31, 1999 representing 55.9% and 56.4%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management’s opinion.

      Investment securities with a carrying value of approximately $53,267 at September 30, 2000 and $96,527 at December 31, 1999 were pledged to secure deposits and for other purposes. Approximately 60% of the securities pledged at December 31, 1999 were to facilitate a line of credit with the Federal Reserve to accommodate any extraordinary liquidity needs that may have arisen as a result of the century date change. The line became effective on November 1, 1999 and expired unused on April 7, 2000.

      As of September 30, 2000, pledged securities include investment securities with an approximate market value of $15,281, which were pledged to facilitate a $13,752 line of credit with the Federal Reserve to accommodate any extraordinary liquidity needs that may arise from any unforeseen or unforeseeable circumstances.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated market value of debt securities at September 30, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$1,242	$1,243

Due after one year through five years	10,761	10,711

Due after five years through ten years	16,397	16,292

Due after ten years	9,816	9,567

	38,216	37,813

Mortgage-backed Securities	72,036	71,265

	$110,252	$109,078

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$2,889	$2,890

Due after one year through five years	8,249	8,187

Due after five years through ten years	29,879	28,986

Due after ten years	35,305	34,466

	76,322	74,529

Mortgage-backed Securities	13,242	13,020

	$89,564	$87,549

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2000, are as follows:

Investment		GROSS	GROSS	ESTIMATED
securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,799	$49	$4	$5,844

U.S. Government agencies and corporations	23,597	169	349	23,417

Obligations of states and political subdivisions	8,820	9	277	8,552

Mortgage-backed and related securities	72,036	158	929	71,265

Total	110,252	385	1,559	109,078

Marketable equity Securities	2,171	87	389	1,869

Other securities	2,664			2,664

Total available for sale	$115,087	$472	$1,948	$113,611

Investment		GROSS	GROSS	ESTIMATED
securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,635	$269	$	$5,904

U.S. Government agencies and corporations	43,568	15	1,197	42,386

Obligations of states and political subdivisions	27,119	102	982	26,239

Mortgage-backed and related securities	13,242	75	297	13,020

Total held to maturity	$89,564	$461	$2,476	$87,549

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

	CONTRACT OR
	NOTIONAL AMOUNT

	September 30,	December 31,
	2000	1999

Financial instruments whose contract amount represents credit risk:

Commitments to extend credit:

Fixed rate	$1,154	$2,049

Variable	36,518	28,152

Standby letters of credit	277	268

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2000	1999

1-4 family residential mortgages	41.9%	42.2%

Commercial mortgages	33.5%	33.2%

Consumer loans	8.7%	8.2%

Commercial loans	12.2%	12.3%

Home equity loans	3.7%	4.1%

      There are no mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2000, or at December 31, 1999.

      The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2000 and December 31, 1999:

	September 30,	December 31,
	2000	1999

Loans accounted for on a nonaccrual basis	$1,681	$2,277

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	None	None

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	145	484

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of September 30, 2000.

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$191

Interest income actually included in income on the loans	147

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

      Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 2000, the recorded investment in impaired loans was $376 while the related portion of the allowance for loan losses was $10.

      As of September 30, 2000, there were $1,520 in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following is an analysis of the allowance for loan losses for the nine month periods ended September 30, 2000 and September 30, 1999:

	2000	1999

Balance at beginning of period	$2,956	$3,055

Loan charge-offs:

1-4 family residential mortgages		3

Commercial mortgages	198	99

Consumer loans	133	107

Commercial loans	40	107

Home equity loans	7	4

	378	320

Recoveries on previous loan losses:

1 - 4 family residential mortgages		6

Commercial mortgages	44

Consumer loans	59	42

Commercial loans	13	31

Home equity loans	1	1

	117	80

Net charge-offs	(261)	(240)

Provision charged to operations	250	150

Balance at end of period	$2,945	$2,965

Ratio of annualized net charge-offs to average net loans outstanding	0.17%	0.16%

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

      In a similar case filed in 1990 regarding campground loans in Pennsylvania, the subsidiary bank’s board of directors has agreed to accept a settlement offer proposed by plaintiffs’ attorney during the second quarter of 2000 as it does not materially exceed the anticipated cost of continuing to defend against the complainant. The Bank recorded an additional expense provision of $190 during the second quarter, bringing the litigation accrual to the proposed settlement of $325. The court must yet approve the settlement.

      The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the Company.

6.)  Earnings Per Share and Capital Transactions:

      The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,

	2000	1999	2000	1999

Net Income	$1,329	$1,224	$3,821	$3,673

Weighted average common shares outstanding *	3,699,932	3,720,098	3,722,100	3,710,476

Basic earnings per share *	$0.36	$0.33	$1.03	$0.99

Diluted earnings per share *	$0.36	$0.33	$1.03	$0.99

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2000.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

Any repurchase would be effected through open market purchases or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on January 26, 2000, the commitment to repurchase the stock over the next year was approximately $2,636. At September 30, 2000 the remaining commitment to repurchase the stock is approximately $1,222. As of September 30, 2000 the Company had repurchased 113,108 shares. The Company also reissued 32,724 shares to existing shareholders under it’s dividend reinvestment program, and another 1,752 shares to employees under the subsidiary bank’s 401-k retirement benefit program.

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

Note Regarding Forward-looking Statements

      In addition to historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company’s operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates either nationally or in the Company’s market area; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity such as expectations regarding the rate of inflation or deflation, currency exchange rates, and other factors influencing market volatility; unforeseen risks associated with other global, political, economic and financial factors.

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

      Cash and cash equivalents decreased compared to year-end 1999, as vault cash balances returned to normal levels following the century date change. Operating activities provided cash of $3,542 and $8,393 during the nine months ended September 30, 2000 and 1999, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 2000 and 1999.

Capital Resources

      The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation was 6.6% for the nine months ended September 30, 2000, as compared to 8.6% for the like period during 1999. The decrease reflects the Company’s adoption of a quarterly dividend payment schedule in contrast to the semi-annual one previously used. Overall capital growth (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased and the net change in the estimated fair value of available for sale securities) registered an annual rate of 6.4%.

      Prior to adopting the stock repurchase program in the first quarter of 2000, the Company issued 43,280 shares of common stock which resulted in proceeds of $817. Of the 43,280 shares issued 37,391 shares were issued through the Company’s dividend reinvestment plan. The remaining 5,889 shares were issued through the subsidiary bank’s 401-k Plan, which offers employees the opportunity to invest in the common stock of the Company as one of several participant directed investment alternatives.

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

      The table below illustrates the Company’s risk weighted capital ratios at September 30, 2000 and December 31, 1999.

	September 30, 2000	December 31, 1999

Tier 1 Capital	$46,789	$45,695

Tier 2 Capital	2,694	2,544

TOTAL QUALIFYING CAPITAL	$49,483	$48,239

Risk Adjusted Total Assets (*)	$215,297	$203,090

Tier 1 Risk-Based Capital Ratio	21.73%	22.50%

Total Risk-Based Capital Ratio	22.98%	23.75%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.09%	11.21%

(*)	Includes off-balance sheet exposures.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $421,866 for the nine months ended September 30, 2000 and $407,637 for the year ended December 31, 1999.

First Nine Months of 2000 as Compared to First Nine Months of 1999

      During the first nine months of 2000, net interest income after provision for loan losses increased by $600 compared to the first nine months of 1999. Total interest income increased by $1,901 or 9.1%, from the level recorded in 1999. This was accompanied by an increase in interest expense of $1,201 or 13.1%, and a $100 increase in the provision for loan loss.

      The average rate paid on interest sensitive liabilities increased by 31 basis points year-over-year. The average balance of interest sensitive liabilities increased by $14,438 or 4.7%. Compared to the first nine months of last year, average borrowings, primarily with the Federal Home Loan Bank, increased by $11,004 while the average rate paid on borrowings increased by 48 basis points, from 5.22% to 5.70%. Average interest bearing demand deposits increased by $414 while savings and money market accounts declined by $2,722 and $177 respectively. The average rate paid on these products declined by 5 basis points in the aggregate. The average balance on time deposit products increased by $5,919 as the average rate paid increased by 40 basis points, from 5.23% to 5.63%.

      Interest and dividend income on securities registered an increase of $1,304 or 15.7%, during the first nine months of 2000 when compared to 1999, while on a fully tax equivalent basis income on securities increased by $1,327 or 14.9%. The average invested balances increased by 8.3%, increasing by $15,498 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 39 basis point increase in the tax equivalent yield of the portfolio.

      Interest and fees on loans increased by $725 for the first nine months of 2000 compared to 1999. A $5,734 increase in the average balance of the loan portfolio, or 2.9%, was accompanied by a 22 basis point increase in the portfolio’s tax equivalent yield.

      Other interest income decreased by $128 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $3,584. The yield on federal funds sold increased by 129 basis points reflecting the change in Federal Reserve policy initiated at the mid point of 1999. The Federal Reserve is expected to hold the targeted Federal Funds rate at 6.50% during the remainder of 2000.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      Other income from all sources increased by $88 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market decreased by $22 from the same period a year ago. Gains on securities called and gains on the sale of available for sale investment securities showed a slight decrease of $3 from year ago levels. Fees for other customer services increased by $140 while other sources of non-recurring non-interest income decreased by $27 from the same period a year ago.

      Loan charge-offs during the first nine months were $378 in 2000 and $320 in 1999, while the recovery of previously charged-off loans amounted to $117 in 2000 compared to $80 in 1999. A provision for loan loss of $250 was charged to operations in 2000, compared to $150 charged in 1999. At September 30, 2000, the loan loss allowance of $2,945 represented 1.4% of outstanding loans. Non accrual loans at September 30, 2000 represented 0.8% of the loan portfolio compared to 1.2% at both December 31, 1999 and September 30, 1999.

      Total other expenses in the first nine months were $8,404 compared to $7,933 in 1999, an increase of $471 or 5.9%. Full time equivalent employment during the first nine months averaged 171 employees in 2000, a 5.5% decline from the 181 employed during the same period of 1999. Salaries and benefits increased by $99 or 2.3% compared to the similar period a year ago, primarily due to the increased cost of benefits.

      For the first nine months of 2000, state and local taxes increased by only $1 or 0.2%. Occupancy and equipment expense decreased by $65 or 4.4%, as two branch offices were combined during the second quarter of 2000 and 1999 included the cost of Y2K readiness preparation. The Company also recognized one-time charges of $48 to reflect the expense associated with consolidating the two office locations during the first half of 2000. Legal and litigation expense increased by $286 from the similar period a year ago, primarily due to an additional expense accrual in the second quarter of 2000 for the probable settlement of a consumer class action lawsuit, filed in Pennsylvania in 1990. Marketing expense increased by $82 from year ago levels, as the Company conducted market research and launched a new advertising campaign. All other expense categories increased by 4.5% or $68 as a group.

      Income before income tax expense amounted to $5,162 for the first nine months of 2000 compared to $4,945 for the similar period of 1999. The effective tax rate for the first nine months was 26.0% in 2000 compared to 25.7% in 1999, resulting in income tax expense of $1,341 and $1,272 respectively. Net income for the first nine months registered $3,821 in 2000 compared to $3,673 in 1999, representing per share amounts of $1.03 in 2000 and $0.99 in 1999. The expense provisions for the office consolidation and the probable settlement of the Pennsylvania class action lawsuit, both non-recurring items, reduced earnings per share by $0.04 in 2000.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Third Quarter of 2000 as compared to Third Quarter 1999

      During the third quarter of 2000 net interest income after provision for loan losses increased by $105 as compared to third quarter 1999. Average earning assets increased by 3.1% while average interest-bearing liabilities increased by 2.6%. Average loans exhibited growth of 4.7%, while average investments increased by 3.5%.

      The tax equivalent yield on earning assets increased by 33 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.80%, a 40 basis point pickup from the same quarter a year ago, while the loan portfolio yielded 8.83%, up 20 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities increased 47 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin declined slightly to 4.28%, a decrease of 3 basis points from that achieved during last year’s third quarter.

      Loans increased by $580 during the period. Loans as a percentage of earning assets stood at 50.0% as of September 30, 2000 as compared to 47.7% on September 30, 1999. The loan to deposit ratio at the end of the first nine months of 2000 was 61.9% compared to 58.4% at the end of the same period a year ago. The investment portfolio represented 61.8% of each deposit dollar, up from 61.6% a year ago.

      Loan charge-offs during the third quarter were $155 in 2000 and $125 in 1999, while the recovery of previously charged-off loans amounted to $53 during the third quarter of 2000 compared to $41 in the same period of 1999.

      Other income for the quarter increased by $64 or 16.5% compared to the same period a year ago. The net gain on loans sold during the quarter amounted to $23 compared to $31 a year ago. There were no gains on investment and trading securities transactions in 1999, while a $1 gain was recorded in 2000. Fees for other customer services increased by $64 reflecting pricing revisions implemented during the second quarter of 2000. Income from non-recurring items increased by $7 from the levels of a year ago.

      Total other expenses in the third quarter were $2,726 in 2000 and $2,728 in 1999, a slight decrease of $2 or 0.1%. Employee salaries and benefits decreased by $16 or 1.1%. Occupancy and equipment expense showed a $31 decrease. Legal and litigation expense increased by $85, as activity in this area had been relatively dormant during 1999.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Marketing expenses increased by $33. Other expenses as a group decreased by $73 or 10.9% compared to the same period last year.

      Income before tax for the quarter increased by 10.4% to $1,811 in 2000 from the $1,640 recorded in 1999. Net income for the quarter of $1,329 represented an 8.6% increase from the $1,224 earned a year ago. Earnings per share amounted to $0.36 in 2000 as compared to $0.33 in 1999.

New Accounting Standards

      In June 1998 the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard was delayed by SFAS No. 137 and additionally it was amended by SFAS No. 138. The Company will adopt the standard effective for the fiscal quarter beginning October 1, 2000. Adoption will result in the reclassification of certain securities from Held-to-Maturity to Available-for-Sale. These securities, representing a book value of $23,933, have a market value of $24,139, resulting in a $136 addition to comprehensive income. Management does not anticipate that adoption of this standard will have a material impact on the Company’s financial position or results of operation.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

      Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 1999, short term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have increased by 9 to 90 basis points, reflecting monetary tightening on the part of the Federal Reserve. The Federal Reserve hiked short-term rates by 25 basis points at both the February and March meetings and by 50 basis points at the May meeting of the Federal Open Market Committee. Intermediate interest rates, as measured by U. S. Treasury securities with maturities of two to three years, actually decreased by approximately 26 to 38 basis points. Meanwhile, longer term interest rates, as measured by U.S. Treasury securities with maturities of five years or more declined even more, dropping by 51 to 65 basis points, reflecting the U.S. Government’s repurchase of Treasury debt and expectations of slower growth and lower inflation in the future.

      During that same time period, the Company’s subsidiary bank experienced an increase of 3.8% in its’ loan portfolio funded primarily by an $8,238 increase in deposits. Meanwhile, $6,866 in borrowings, primarily used to fund excess vault cash in anticipation of increased customer liquidity demands at the century-date-change, were repaid as cash balances returned to normal levels.

      The net effect of these changes had minimal effect on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $361 increase in net interest income for the twelve month horizon subsequent to September 30, 2000, compared to the simulated results for a similar twelve month horizon subsequent to December 31, 1999. The Company’s sensitivity to a declining rate environment decreased by $147, while the Company’s sensitivity to an increasing rate environment increased by $268.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

      The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2000 and December 31, 1999. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2000 and December 31, 1999. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

      Over the past fifteen months, the Federal Reserve has increased its target rate for overnight federal funds by 175 basis points. During the quarter ended September 30, 2000, the difference between the yield on the ten year Treasury and the three month Treasury inverted, with the ten year Treasury now 43 basis points below the yield of the three month Treasury, a sharp reversal from the positive spread of 112 basis points at December 31, 1999. Interest rates are now peaking in the area of 6 month maturities resulting in a condition known as an “inverted yield curve.”

Simulated Net Interest Income (NII) Scenarios

for the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Interest Rates	2001	2000	2001	2000	2001	2000

Graduated increase of +300 basis points	16,342	16,249	(1,184)	(916)	(6.8)%	(5.3)%

Short term rates unchanged	17,526	17,165

Graduated decrease of -300 basis points	17,498	16,990	(28)	(175)	(0.2)%	(1.0)%

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

Cortland Bancorp
---------------------------------------- (Registrant)

DATED:	November 8, 2000	Lawrence A. Fantauzzi

Secretary/Treasurer
(Chief Financial Officer)

DATED:	November 8, 2000	Rodger W. Platt

Chairman and President
(Duly Authorized Officer)