Form 10-K405
period 2000-12-31
CORTLAND BANCORP INC
filed 2001-03-28
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000.

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 2001:

Common Stock, No Par Value — $66,679,235

      The number of shares outstanding of the issuer’s classes of common stock as of March 20, 2001:

Common Stock, No Par Value — 3,810,242 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders Report for the year ended December 31, 2000 are incorporated by reference into Part I, Item VI and Part II.

Portions of the Proxy Statement for the annual shareholders meeting to be held April 10, 2001 are incorporated by reference into Part III.

CORTLAND BANCORP
FORM 10-K
2000

INDEX

Page

Part I

Item 1.	Business:

	General	I-2

	Statistical Disclosure	I-3

Item 2.	Properties	I-6

Item 3.	Legal Proceedings	I-6

Item 4.	Submission of Matters to a Vote of Security Holders	I-7

	Executive Officers of the Registrant	I-7

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	II-1

Item 6.	Selected Financial Data	II-1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-1

Item 7A	Quantitative and Qualitative Disclosure About Market Risk	II-1

Item 8.	Financial Statements and Supplementary Data	II-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	II-1

Part III

Item 10.	Directors and Executive Officers of the Registrant	III-1

Item 11.	Executive Compensation	III-1

Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-1

Item 13.	Certain Relationships and Related Transactions	III-1

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	IV-1

Signatures		IV-2

Index to Exhibits		IV-3

PART I

Item l. Business

General

THE CORPORATION

      Information relating to Item 1 — Business General — THE CORPORATION — is set forth in the Corporation’s 2000 Annual Report to Shareholders, Page 3, Brief Description of the Business and is incorporated herein by reference.

CORTLAND BANKS

      Information relating to Item 1 — Business General — CORTLAND BANKS — is set forth in the Corporation’s 2000 Annual Report to Shareholders, Page 3, Brief Description of the Business and is incorporated herein by reference.

NEW RESOURCES LEASING COMPANY

      New Resources Leasing Company was formed in December 1988 as a separate entity to handle the function of commercial and consumer leasing. The wholly owned subsidiary has been inactive since incorporation.

SUPERVISION AND REGULATION

      Information relating to Item 1 — Business General — SUPERVISION AND REGULATION — is set forth in the Corporation’s 2000 Annual Report to Shareholders, Page 3, Brief Description of the Business and is incorporated herein by reference.

COMPETITION

      Information relating to Item 1 — Business General — COMPETITION — is set forth in the Corporation’s 2000 Annual Report to Shareholders, Page 3, Brief Description of the Business and is incorporated herein by reference.

EMPLOYEES

      Information relating to Item 1 — Business General — EMPLOYEES — is set forth in the Corporation’s 2000 Annual Report to Shareholders, Page 3, Brief Description of the Business and is incorporated herein by reference.

Statistical Disclosure

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      Information relating to I — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 2000 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2000
Annual Report
to Shareholders

A. Average Balance Sheet -

December 31, 2000, 1999 and 1998	27 & 28

B. Analysis of Net Interest Earnings -

Years ending December 31, 2000, 1999 and 1998	27 & 28

C. Rate and Volume Analysis -

2000 change from 1999 and 1999 change from 1998	32

II.	INVESTMENT PORTFOLIO

      Information relating to II — Investment Portfolio is set forth in the Corporation’s 2000 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2000
Annual Report
to Shareholders

A. Book value of investments -

December 31, 2000, 1999 and 1998	39

B. Summary of securities held -

December 31, 2000	39 & 40

C. N/A

III.	LOAN PORTFOLIO (ALL DOMESTIC)

A. TYPES OF LOANS

      Information relating to III – Loan Portfolio – A. Types of Loans is set forth in the Corporation’s 2000 Annual Report to Shareholders, Page 36, Loan Portfolio and is incorporated herein by reference.

B. MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES

      Information relating to III – Loan Portfolio – B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Corporation’s 2000 Annual Report to Shareholders, Page 36, Loan Portfolio and is incorporated herein by reference.

C. RISK ELEMENTS

      Information relating to III – Loan Portfolio – C. Risk Elements, is set forth in the Corporation’s 2000 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2000
Annual Report
to Shareholders

1	Nonaccrual, Past Due and Restructured Loans

	(1)	Aggregate amount in each category (5 years)			31

	(2)	Interest income

		(i	)	That would have been recorded	14 & 31

		(ii	)	That was included in income	14 & 31

	(3)	Policy for placing loans on non-accrual status			9 & 14

2	Potential Problem Loans				15

3	Foreign Outstandings				N/A

4	Loan concentrations over 10% not otherwise disclosed				N/A

D. Other Interest Bearing Assets — N/A

IV. SUMMARY OF LOAN LOSS EXPERIENCE

   A.   Analysis of the Allowance for Loan Loss

Information relating to IV —Summary of Loan Loss Experience —A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 2000 Annual Report to Shareholders, Page 34, Loan Loss Experience and is incorporated herein by reference.

    B.    Breakdown of the Allowance for Loan Losses

Information relating to IV —Summary of Loan Loss Experience —B. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 2000 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2000
Annual Report
to Shareholders

Breakdown of the Allowance for Loan Losses	35

Percentage of loans in each category	36

Loan Commitments and Lines of Credit	18

V. DEPOSITS (ALL DOMESTIC)

    A. Average Deposits and Average Rates Paid on Deposit Categories

Information relating to V —Deposits —A. Average Deposits and Rates is set forth in the Corporation’s 2000 Annual Report to Shareholders, Pages 27 & 28, Three Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.

    B.   Not applicable

    C.   Not applicable

    D.   Summary of Time Deposits of $100,000 or More

Information relating to V —Deposits —D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 2000 Annual Report to Shareholders, Page 16, Note 6, Deposits and is incorporated herein by reference.

VI. RETURN ON EQUITY AND ASSETS

      Information relating to VI — Return on Equity and Assets is set forth in the Corporation’s 2000 Annual Report to Shareholders, page 26, Selected Financial Data and is incorporated herein by reference.

Item 2. Properties

CORTLAND BANCORP’S PROPERTY

      Cortland Bancorp owns no property. Operations are conducted at l94 West Main Street, Cortland, Ohio.

CORTLAND BANKS’ PROPERTY

      Cortland Banks’ main office (as described in its charter) is located at l94 West Main Street, Cortland, Ohio. Administrative offices are located at the main office.

      Information relating to Item 2 — Properties – Location of Offices is set forth in the Corporation’s 2000 Annual Report to Shareholders, page 51, Cortland Banks Offices and Locations and is incorporated herein by reference.

      The Brookfield, Windham, Hubbard, Boardman and Niles Park Plaza offices are leased, while all of the other offices are owned by Cortland Banks.

Item 3. Legal Proceedings

      Information relating to Item 3 —Legal Proceedings —is set forth in the Corporation’s 2000 Annual Report to Shareholders, page 24, Note 16, Litigation and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

      The names, ages and positions of the executive officers as of March 20, 2001 are as follows:

Name	Age	Position Held

Rodger W. Platt	65	Chairman of the Board,

		President and Director

Lawrence A. Fantauzzi	53	Senior Vice President, Controller,

		Secretary, Treasurer and

		Chief Financial Officer

James M. Gasior	41	Senior Vice President, Chief of

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

      James M. Gasior has been Senior Vice President of Lending and Administration of Cortland Bancorp and it’s subsidiary bank, since April 1999. He had previously been Senior Vice President and Chief Operations Officer from April 1996 through March 1999, and Vice President and Chief Operations Officer of Cortland Bancorp and subsidiary from June 1993 through March 1996. He became a Director of New Resources Leasing Company in November 1995. Prior to June 1993, he was Chief Audit Officer of the subsidiary bank.

PART II

      Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s 2000 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

		Pages in 2000
		Annual Report
		to Shareholders

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	48

	Discussion of Dividend Restrictions	24

Item 6.	Selected Financial Data	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-47

Item 7A	Quantitative and Qualitative Disclosures About Market Risk	43-44, 46-47

Item 8.	Financial Statements and Accompanying Information	1-28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

	None

II-1

PART III

Item l0. Directors and Executive Officers of the Registrant

      Information relating to directors of the Corporation will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 10, 2001. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is set forth in Part I. Pages 2-9, 11-15 and 17

Item ll. Executive Compensation

      Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 10, 2001. Such information is incorporated herein by reference. Pages 7-9 and 11.

Item l2. Security Ownership of Certain Beneficial Owners and Management

      None

Item l3. Certain Relationships and Related Transactions

      Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 10, 2001. Such information is incorporated herein by reference. Page 3 & 10.

III-1

PART IV

Item l4. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	l.	Financial Statements

		Included in Part II of this report:

		Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s 2000 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

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

		No reports on Form 8-K were filed for the three months ended December 31, 2000.

IV-1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 27, 2001	By /s/ Rodger W. Platt, President
Date	Rodger W. Platt, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Rodger W. Platt ________________________________ Rodger W. Platt	Chairman of the Board, President and Director (Principal Executive Officer)	March 27, 2001 Date

David C. Cole _________________________________ David C. Cole	Director	March 27, 2001 Date

George E. Gessner _________________________________ George E. Gessner	Director	March 27, 2001 Date

James E. Hoffman, III _________________________________ James E. Hoffman, III	Director	March 27, 2001 Date

Richard L. Hoover _________________________________ Richard L. Hoover	Director	March 27, 2001 Date

Timothy K. Woofter _________________________________ Timothy K. Woofter	Director	March 27, 2001 Date

Lawrence A. Fantauzzi _________________________________ Lawrence A. Fantauzzi	Senior Vice President, Controller, Secretary, Treasurer and Chief Financial Officer	March 27, 2001 Date

K. Ray Mahan _________________________________ K. Ray Mahan	Director	March 27, 2001 Date

James M. Gasior _________________________________ James M. Gasior	Senior Vice President Chief of Lending and Administration	March 27, 2001 Date

William A. Hagood ________________________________ William A. Hagood	Director	March 27, 2001 Date

IV-2

INDEX TO EXHIBITS

      The following exhibits are filed or incorporated by reference as part of this report:

      3.i. Articles of Incorporation of the Corporation as currently in effect and any amendments thereto, (incorporated by reference to Registrant’s Registration Statement on Form S-3 filed on October 28, 1993, exhibit A).

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

      23 Consents of experts and counsel —Consent of independent accountants (filed herewith).

      Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Lawrence A. Fantauzzi, Secretary, Cortland Bancorp, l94 West Main Street, Cortland, Ohio 444l0.

IV-3