Form 10-Q
period 2001-03-31
CORTLAND BANCORP INC
filed 2001-05-15
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes     NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, No Par Value	Outstanding at May 8, 2001 3,801,475 Shares

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets – March 31, 2001 and December 31, 2000	2

	Consolidated Statements of Income – Three months ended March 31, 2001 and 2000	3

	Consolidated Statement of Shareholders’ Equity – Three months ended March 31, 2001	4

	Consolidated Statements of Cash Flows – Three months ended March 31, 2001 and 2000	5

	Notes to Consolidated Financial Statements March 31, 2001	6 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23 – 24

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25 – 26

Signatures		27

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2001	2000

ASSETS

Cash and due from banks	$10,994	$13,437

Federal funds sold	9,650	1,450

Total cash and cash equivalents	20,644	14,887

Investment securities available for sale (Note 3)	126,228	132,906

Investment securities held to maturity (approximate market value of $66,600 in 2001 and $62,958 in 2000) (Note 3)	66,115	63,058

Total loans (Note 4)	205,217	204,968

Less allowance for loan losses (Note 4)	(3,021)	(2,974)

Net loans	202,196	201,994

Premises and equipment	6,020	6,002

Other assets	11,026	10,619

Total assets	$432,229	$429,466

LIABILITIES

Noninterest-bearing deposits	$45,839	$50,079

Interest-bearing deposits	283,492	279,870

Total deposits	329,331	329,949

Federal Home Loan Bank advances and other borrowings	48,912	49,468

Other liabilities	4,944	2,313

Total liabilities	383,187	381,730

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS’ EQUITY

Common stock – $5.00 stated value – authorized 20,000,000 shares; issued 3,887,484 shares in 2001 and 3,887,484 in 2000 (Note 6)	19,437	19,437

Additional paid-in capital (Note 6)	9,271	9,271

Retained earnings	20,222	19,789

Accumulated other comprehensive income	1,629	896

Treasury stock, at cost, 85,673 shares in 2001 and 95,573 shares in 2000	(1,517)	(1,657)

Total shareholders’ equity	49,042	47,736

Total liabilities and shareholders’ equity	$432,229	$429,466

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE
	MONTHS ENDED
	MARCH 31,

	2001	2000

INTEREST INCOME

Interest and fees on loans	$4,434	$4,265

Interest and dividends on investment securities:

Taxable interest income	1,188	1,259

Nontaxable interest income	442	447

Dividends	72	71

Interest on mortgage-backed securities	1,346	1,392

Other interest income	76	11

Total interest income	7,558	7,445

INTEREST EXPENSE

Deposits	3,022	2,625

Borrowed funds	682	691

Total interest expense	3,704	3,316

Net interest income	3,854	4,129

Provision for loan losses	75	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,779	4,029

OTHER INCOME

Fees for other customer services	367	321

Investment securities gains – net	126	5

Gain on sale of loans – net	10	12

Other non-interest income	143	34

Total other income	646	372

OTHER EXPENSES

Salaries and employee benefits	1,536	1,467

Net occupancy expense	212	199

Equipment expense	305	270

State and local taxes	155	148

Office supplies	127	132

Marketing expense	20	48

Other operating expenses	391	415

Total other expenses	2,746	2,679

INCOME BEFORE FEDERAL INCOME TAXES	1,679	1,722

Federal income taxes	406	444

NET INCOME	$1,273	$1,278

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.33	$0.33

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.33	$0.33

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.17

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS'
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2001	$19,437	$9,271	$19,789	$896	($1,657)	$47,736

Comprehensive income:

Net income			1,273			1,273

Other comprehensive income, net of tax:

Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				733		733

Total comprehensive income						2,006

Common stock transactions:

Shares sold

Treasury shares reissued net of shares repurchased					140	140

Cash dividends declared			(840)			(840)

BALANCE AT MARCH 31, 2001	$19,437	$9,271	$20,222	$1,629	($1,517)	$49,042

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE

FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for -sale securities arising during the period, net of tax				$650

Less: Reclassification adjustment for net gains realized in net income, net of tax				(83)

Net unrealized gains on available- for-sale securities, net of tax				$733

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,

	2001	2000

NET CASH FLOWS FROM OPERATING ACTIVITIES	$3,367	$150

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities held to maturity	(8,716)	(3,350)

Purchases of securities available for sale	(4,268)	(4,175)

Proceeds from sales of securities available for sale		3,016

Proceeds from call, maturity and principal payments on securities	17,750	5,906

Net decrease (increase) in loans made to customers	(277)	(6,186)

Proceeds from disposition of other real estate		42

Proceeds from sale of fixed assets	9	29

Purchase of premises and equipment	(234)	(201)

Net cash flows from investing activities	4,264	(4,919)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposit accounts	(618)	6,279

Net increase (decrease) in borrowings	(556)	(6,669)

Dividends paid	(840)	(678)

Purchases of treasury stock		(945)

Treasury shares reissued net of shares repurchased	140

Proceeds from sale of common stock		817

Net cash flows from financing activities	(1,874)	(1,196)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,757	(5,965)

CASH AND CASH EQUIVALENTS

Beginning of period	14,887	16,568

End of period	$20,644	$10,603

SUPPLEMENTAL DISCLOSURES

Interest paid	$3,720	$3,329

Income taxes paid	$0	$0

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      1.) Management Representation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

      2.) Reclassifications:

      Certain items contained in the 2000 financial statements have been reclassified to conform with the presentation for 2001. Such reclassifications had no effect on the net results of operations.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS	THREE MONTHS
	March 31, 2001	March 31, 2000

Proceeds on securities sold	$0	$3,016

Gross realized gains	0	5

Gross realized losses	0	0

Proceeds on securities called	4,745	0

Gross realized gains	126	0

Gross realized losses	0	0

      Securities available for sale, carried at fair value, totalled $126,228 at March 31, 2001 and $132,906 at December 31, 2000 representing 65.6% and 67.8%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management’s opinion.

      Investment securities with a carrying value of approximately $50,027 at March 31, 2001 and $52,670 at December 31, 2000 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated market value of debt securities at March 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$6,098	$6,119

Due after one year through five years	7,447	7,632

Due after five years through ten years	16,204	16,826

Due after ten years	17,182	17,931

	46,931	48,508

Mortgage-backed Securities	71,974	73,023

	$118,905	$121,531

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$1,096	$1,097

Due after one year through five years	334	337

Due after five years through ten years	23,441	23,681

Due after ten years	29,114	29,303

	53,985	54,418

Mortgage-backed Securities	12,130	12,182

	$66,115	$66,600

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2001, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$8,388	$724	$0	$9,112

U.S. Government agencies and corporations	21,180	743	6	21,917

Obligations of states and political subdivisions	17,363	207	91	17,479

Mortgage-backed and related securities	71,974	1,101	52	73,023

Total	118,905	2,775	149	121,531

Marketable equity Securities	2,111	93	261	1,943

Other securities	2,754	0	0	2,754

Total available for sale	$123,770	$2,868	$410	$126,228

		GROSS	GROSS	ESTIMATED
Investment securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$32,171	$438	$9	$32,600

Obligations of states and political subdivisions	21,814	212	208	21,818

Mortgage-backed and related securities	12,130	78	26	12,182

Total held to maturity	$66,115	$728	$243	$66,600

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2000:

		GROSS	GROSS	ESTIMATED
Investment securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$8,413	$689	$1	$9,101

U.S. Government agencies and corporations	28,656	611	67	29,200

Obligations of states and political subdivisions	16,638	138	80	16,696

Mortgage-backed and related securities	73,029	521	274	73,276

Total	126,736	1,959	422	128,273

Marketable equity securities	2,111	91	279	1,923

Other securities	2,710	0	0	2,710

Total available for sale	$131,557	$2,050	$701	$132,906

		GROSS	GROSS	ESTIMATED
Investment securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$34,429	$150	$198	$34,381

Obligations of states and political subdivisions	19,848	184	219	19,813

Mortgage-backed and related securities	8,781	104	121	8,764

Total held to maturity	$63,058	$438	$538	$62,958

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

	CONTRACT OR
	NOTIONAL AMOUNT

	March 31,	December 31,
	2001	2000

Financial instruments whose contract amount represents credit risk:

Commitments to extend credit:

Fixed rate	$2,652	$1,280

Variable	32,592	30,221

Standby letters of credit	237	237

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2001	2000

1-4 family residential mortgages	40.8%	41.2%

Commercial mortgages	35.1%	34.9%

Consumer loans	8.9%	8.7%

Commercial loans	11.5%	11.6%

Home equity loans	3.7%	3.6%

      There are no mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2001, or at December 31, 2000.

      The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2001 and December 31, 2000:

	March 31,	December 31,
	2001	2000

Loans accounted for on a nonaccrual basis	$1,870	$1,648

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	10	9

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	140	143

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of March 31, 2001.

	March 31,	March 31,
	2001	2000

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$68	$92

Interest income actually included in income on the loan	32	56

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

      Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1-4 family , consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 2001, the recorded investment in impaired loans was $282.

      As of March 31, 2001, there were $1,514 in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following is an analysis of the allowance for loan losses for the three month periods ended March 31, 2001 and March 31, 2000:

	2001	2000

Balance at beginning of period	$2,974	$2,956

Loan charge-offs:

1-4 family residential mortgages

Commercial mortgages		104

Consumer loans	50	53

Commercial loans

Home equity loans	3	5

	53	162

Recoveries on previous loan losses:

1-4 family residential mortgages

Commercial mortgages		1

Consumer loans	24	18

Commercial loans	1	3

Home equity loans		1

	25	23

Net charge-offs	(28)	(139)

Provision charged to operations	75	100

Balance at end of period	$3,021	$2,917

Ratio of annualized net charge-offs to average net loans outstanding	0.05%	0.28%

      For each of the periods presented above, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience, the status of past due interest and principal payments, the quality of financial information supplied by customers and the general economic conditions present in the lending area of the Company’s bank subsidiary.

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

      In a case filed in 1990 regarding campground loans in Pennsylvania, the subsidiary bank’s board of directors agreed to a negotiated settlement proposed by plaintiffs’ attorney during the second quarter of 2000 as it did not materially exceed the anticipated cost of continuing to defend against the complainant. The Bank recorded an additional expense provision of $240,000 during 2000, bringing the litigation accrual to the agreed upon settlement amount of $375,000, which was fully disbursed in the first quarter of 2001.

      The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the Company.

      6.) Earnings Per Share and Capital Transactions:

      The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED
	MARCH 31,

	2001	2000

Net Income	$1,273	$1,278

Weighted average common shares outstanding *	3,815,511	3,867,378

Basic earnings per share *	$0.33	$0.33

Diluted earnings per share *	$0.33	$0.33

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2001.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

      7.) Stock Repurchase Program

      On January 26, 2000, the Company's Board of Directors approved a Stock Repurchase Program (the “Program”) under which the Company could repurchase up to 185,000 shares (or approximately 4.9% of the 3,764,759 shares outstanding as of January 26, 2000) of the Company's outstanding common stock. The Program expired on February 3, 2001. On January 23, 2001 the Company's Board of Directors approved a new Program which allows the Company to repurchase up to 187,000 shares (or approximately 4.9% of the 3,815,125 shares outstanding as of January 31, 2001) of the Company's outstanding common stock. This program will expire not later than February 6, 2002, and results will depend on market conditions. Accordingly, there is no guarantee as to the exact number of shares to be repurchased. The repurchased shares will become treasury shares available for general corporate purposes, including possible use in connection with the Company's dividend reinvestment program, employee benefit plans, acquisitions or other distributions.

      Any repurchase would be effected through open market purchases or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Under the 2000 program based on the value of the Company's stock on January 26, 2000, the commitment to repurchase the stock over the next year was approximately $2,636,000. The Company repurchased 7,403 shares between January 1 and February 3, 2001, bringing the total repurchased shares to 138,218 under this plan. The Company also reissued 30,742 shares to existing shareholders under itÎs dividend reinvestment program in 2001.

      Under the 2001 program, based on the value of the Company's stock on January 31, 2001, the commitment to repurchase the stock over the next year was $3,179,000. At March 31, 2001, the remaining commitment to repurchase the stock was approximately $3,081,000. As of March 31, 2001 the Company had repurchased 13,439 shares under the new program..

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

      Cash and cash equivalents increased compared to year end 2000. Operating activities provided cash of $3,367 and $150 during the three months ended March 31, 2001 and 2000, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2001 and 2000.

Capital Resources

      The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation slowed to 3.6% for the three months ended March 31, 2001, as compared to 5.1% for the like period during 2000. The decrease reflects the Company's increase in the dividend payout ratio. Overall capital growth (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued, and the net change in the estimated fair value of available for sale securities) was at an annual rate of 10.9%.

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

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at March 31, 2001 and December 31, 2000.

	March 31,	December 31,
	2001	2000

Tier 1 Capital	$46,956	$46,361

Tier 2 Capital	2,776	2,756

TOTAL QUALIFYING CAPITAL	$49,732	$49,117

Risk Adjusted Total Assets (*)	$221,848	$220,263

Tier 1 Risk-Based Capital Ratio	21.17%	21.05%

Total Risk-Based Capital Ratio	22.42%	22.30%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.08%	10.94%

(*) Includes off-balance sheet exposures.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $423,856 for the three months ended March 31, 2001 and $423,933 for the year ended December 31, 2000.

First Three Months of 2001 as Compared to First Three Months of 2000

      During the first three months of 2001, net interest income after provision for loan losses decreased by $250 compared to the first three months of 2000. Total interest income increased by $113, or 1.5%, from the level recorded in 2000. This was accompanied by an increase in interest expense of $388 or 11.7%, and a $25 decrease in the provision for loan loss.

      The average rate paid on interest sensitive liabilities increased by 42 basis points year-over-year. The average balance of interest sensitive liabilities increased by $7,811 or 2.4%. Compared to the first quarter of last year, average borrowings, primarily with the Federal Home Loan Bank, decreased by $276 while the average rate paid on borrowings increased by 5 basis points, from 5.49% to 5.54%. Average interest bearing demand deposits decreased by $1,214, while savings and money market accounts declined by $5,073 and $1,189 respectively. The average rate paid on these products increased by 10 basis points in the aggregate. The average balance on time deposit products increased by $15,563, as the average rate paid increased by 58 basis points, from 5.43% to 6.01%.

      Interest and dividend income on securities registered a decrease of $121, or 3.8%, during the first three months of 2001 when compared to 2000, while on a fully tax equivalent basis income on securities decreased by $126 or 3.8%. The average invested balances decreased by 6.3%, decreasing by $12,754 over the levels of a year ago. The decrease in the average balance of investment securities was accompanied by an 18 basis point increase in the tax equivalent yield of the portfolio.

      Interest and fees on loans increased by $169 for the first three months of 2001 compared to 2000. A $7,306 increase in the average balance of the loan portfolio, or 3.7%, was accompanied by a 3 basis point increase in the portfolio’s tax equivalent yield.

      Other interest income increased by $65 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $ 4,787. The yield on federal funds decreased by 28 basis points reflecting the change in Federal Reserve policy initiated early in 2001. The yield on Federal Funds sold is anticipated to decrease further during the second quarter of 2001 as the Federal Reserve is expected to lower the targeted Federal Funds rate by another 50 to 100 basis points.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      The tax equivalent yield on earning assets increased by 12 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.81%, an 18 basis point increase from the same quarter a year ago, while the loan portfolio yielded 8.71%, up 3 basis points from last year's rate. Meanwhile, the rate paid on interest-bearing liabilities increased 42 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin declined to 4.02%, a decrease of 31 basis points from that achieved during last year's first quarter.

      Other income from all sources increased by $274 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market decreased by only $2 from the same period a year ago. Gains on securities called and gains on the sale of available for sale investment securities increased by $121 from year ago levels. Fees for other customer services increased by $46, while other sources of non recurring non-interest income increased by $109 from the same period a year ago. This was due primarily to a $91 increase in the cash surrender value of life insurance.

      Loans net of the allowance for losses increased by $202 during the period. Gross loans as a percentage of earning assets stood at 50.4% as of March 31, 2001 as compared to 50.3% on March 31, 2000. The loan to deposit ratio at the end of the first three months of 2001 was 62.3% compared to 61.8% at the end of the same period a year ago. The investment portfolio represented 58.4% of each deposit dollar, down from 61.2% a year ago.

      Loan charge-offs during the first three months were $53 in 2001 and $162 in 2000, while the recovery of previously charged-off loans amounted to $25 in 2001 compared to $23 in 2000. A provision for loan loss of $75 was charged to operations in 2001, compared to $100 charged in 2000. At March 31, 2001, the loan loss allowance of $3,021 represented 1.48% of outstanding loans. Non accrual loans at March 31, 2001 represented 0.9% of the loan portfolio compared to 0.8% at December 31, 2000 and 1.1% a year ago.

      Total other expenses in the first three months were $2,746 in 2001 compared to $2,679 in 2000, an increase of $67 or 2.5%. Full time equivalent employment during the first three months averaged 164 employees in 2001, a 5.2% decline from the 173 employed in the same quarter of 2000. Salaries and benefits increased by $69 or 4.7% compared to the similar period a year ago, primarily due to the increased cost of benefits.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      For the first three months of 2001, state and local taxes increased by $7 or 4.7%. Occupancy and equipment expense increased by $48, or 10.2%. All other expense categories decreased by 9.6% or $57 as a group.

      Income before income tax expense amounted to $1,679 for the first three months of 2001 compared to $1,722 for the similar period of 2000. The effective tax rate for the first three months was 24.2% in 2001 compared to 25.8% in 2000, resulting in income tax expense of $406 and $444 respectively. Net income for the first three months registered $1,273 in 2001 compared to $1,278 in 2000, representing per share amounts of $0.33 both in 2001 and 2000.

Regulatory Matters

      On March 13, 2000, the Board of Governors of the Federal Reserve System approved the Company's application to become a financial holding company. As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity, as authorized by the Gramm-Leach-Bliley Act of 1999 (The Financial Services Reform Act). Under the Financial Services Reform Act, the Company may continue to claim the benefits of financial holding company status as long as each depository institution that it controls remains well capitalized and well managed. The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company's insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of March 31, 2001, the Company's bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and well managed, in management's opinion.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

      Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 2000, short term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have decreased by 89 to 149 basis points, reflecting monetary easing on the part of the Federal Reserve. The Federal Reserve dropped short-term rates by 50 basis points twice during January and once again during the March meeting of the Federal Open Market Committee. Intermediate interest rates, as measured by U. S. Treasury securities with maturities of two to five years, decreased by approximately 53 to 101 basis points. Meanwhile, long term interest rates, as measured by U.S. Treasury securities with maturities of ten years or more responded less dramatically, declining by 15 to 35 basis points, as these rates are more influenced by the U.S. Government's plans to repurchase Treasury debt, federal spending plans and taxation policies and expectations of growth and inflation in the future.

      The net effect of these changes had minimal impact on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $218 decrease in net interest income for the twelve month horizon subsequent to March 31, 2001 compared to the simulated results for a similar twelve month horizon subsequent to December 31, 2000. The Company's sensitivity to a declining rate environment increased slightly. The Company's sensitivity to an increasing rate environment improved marginally.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

      The following table indicates the Company's current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2001 and December 31, 2000. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2001 and December 31, 2000. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

      Over the past twelve months, the Federal Reserve has decreased its target rate for overnight federal funds by 100 basis points. During the quarter ended March 31, 2001, the difference between the yield on the ten year Treasury and the three month Treasury increased to a positive 34 basis points from the negative 70 basis points at December 31, 2000, with interest rates peaking in the long-end of the Treasury curve.

	Simulated Net Interest Income (NII) Scenarios
	for the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	March 31, Dec. 31,		March 31, Dec. 31,		March 31, Dec. 31,
Interest Rates	2002	2001	2002	2001	2002	2001

Graduated increase of +300 basis points	16,542	16,580	(756)	(936)	(4.4)%	(5.3)%

Short term rates unchanged	17,298	17,516

Graduated decrease of -300 basis points	16,925	17,293	(373)	(223)	(2.2)%	(1.3)%

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

PART II —OTHER INFORMATION

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

CORTLAND BANCORP AND SUBSIDIARIES

PART II – OTHER INFORMATION

(b) Reports on Form 8-K

      Form 8-K was filed with the United States Securities and Exchange Commission, dated February 2, 2001. The 8-K applied to Item 5 – Other Events, per the 8-K instructions, and announced that the Board of Directors had approved a stock repurchase program authorizing the acquisition of up to 4.9% of Cortland Bancorp's outstanding common stock. No financial statements were filed with this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)

DATED: May 8, 2001	Lawrence A. Fantauzzi Secretary/Treasurer (Chief Financial Officer)

DATED: May 8, 2001	Rodger W. Platt Chairman and President (Duly Authorized Officer)