Form 10-Q
period 2001-06-30
CORTLAND BANCORP INC
filed 2001-08-14
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

Commission file No. 0-13814

CORTLAND BANCORP

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1451118 (I.R.S. Employer Identification No.)

194 West Main Street, Cortland, Ohio (Address of principal executive offices)	44410 (Zip Code)

Registrant’s telephone number, including area code: (330) 637-8040

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒        NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2001

Common Stock, No Par Value	3,811,935 Shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Cortland Bancorp and Subsidiaries:
	Consolidated Balance Sheets — June 30, 2001 and December 31, 2000	2
	Consolidated Statements of Income — Six months ended June 30, 2001 and 2000	3
	Consolidated Statement of Shareholders’ Equity — Six months ended June 30, 2001	4
	Consolidated Statements of Cash Flows- Six months ended June 30, 2001 and 2000	5
	Notes to Consolidated Financial Statements June 30, 2001	6-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24-25

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27
Signatures		28

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2001	2000

ASSETS
Cash and due from banks	$11,131	$13,437
Federal funds sold	9,700	1,450

Total cash and cash equivalents	20,831	14,887
Investment securities available for sale (Note 3)	126,278	132,906
Investment securities held to maturity (approximate market value of $69,289 in 2001 and $62,958 in 2000) (Note 3)	69,152	63,058
Total loans (Note 4)	208,409	204,968
Less allowance for loan losses (Note 4)	(3,016)	(2,974)

Net loans	205,393	201,994

Premises and equipment	5,988	6,002
Other assets	10,803	10,619

Total assets	$438,445	$429,466

LIABILITIES
Noninterest-bearing deposits	$52,419	$50,079
Interest-bearing deposits	283,785	279,870

Total deposits	336,204	329,949

Federal Home Loan Bank advances and other borrowings	50,059	49,468
Other liabilities	2,974	2,313

Total liabilities	389,237	381,730

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 3,887,484 shares in 2001 and 3,887,484 in 2000 (Note 6)	19,437	19,437
Additional paid-in capital (Note 6)	9,271	9,271
Retained earnings	20,771	19,789
Accumulated other comprehensive income	1,228	896
Treasury stock, at cost, 83,795 shares in 2001 and 95,573 shares in 2000	(1,499)	(1,657)

Total shareholders’ equity	49,208	47,736

Total liabilities and shareholders’ equity	$438,445	$429,466

See accompanying notes to consolidated financial statements

of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

INTEREST INCOME
Interest and fees on loans	$4,433	$4,474	$8,867	$8,739

Interest and dividends on investment securities:
Taxable interest income	981	1,294	2,169	2,553
Nontaxable interest income	498	445	940	892
Dividends	81	81	153	152
Interest on mortgage-backed securities	1,419	1,383	2,765	2,775
Other interest income	111	11	187	22

Total interest income	7,523	7,688	15,081	15,133

INTEREST EXPENSE
Deposits	2,974	2,738	5,996	5,363
Borrowed funds	662	684	1,344	1,375

Total interest expense	3,636	3,422	7,340	6,738

Net interest income	3,887	4,266	7,741	8,395
Provision for loan losses	25	105	100	205

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,862	4,161	7,641	8,190

OTHER INCOME
Fees for other customer services	386	369	753	690
Investment securities gains — net	48	—	174	5
Gain on sale of loans — net	82	69	92	81
Other non-interest income	125	29	268	63

Total other income	641	467	1,287	839

OTHER EXPENSES
Salaries and employee benefits	1,447	1,455	2,983	2,922
Net occupancy expense	207	211	419	410
Equipment expense	321	244	626	514
State and local taxes	155	148	310	296
Office supplies	82	115	209	247
Marketing expense	31	127	51	175
Legal and litigation expense	51	202	79	250
Other operating expenses	386	497	749	864

Total other expenses	2,680	2,999	5,426	5,678

INCOME BEFORE FEDERAL INCOME TAXES	1,823	1,629	3,502	3,351
Federal income taxes	434	415	840	859

NET INCOME	$1,389	$1,214	$2,662	$2,492

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.36	$0.32	$0.70	$0.65

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.36	$0.32	$0.70	$0.65

      See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2001	$19,437	$9,271	$19,789	$896	($1,657)	$47,736

Comprehensive income:
Net income			2,662			2,662

Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				332		332

Total comprehensive income						2,994

Common stock transactions:
Shares sold
Treasury shares reissued net of shares repurchased					158	158
Cash dividends declared			(1,680)			(1,680)

BALANCE AT JUNE 30, 2001	$19,437	$9,271	$20,771	$1,228	($1,499)	$49,208

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:
Net unrealized holding gains or (losses) on available-for -sale securities arising during the period, net of tax				$447
Less: Reclassification adjustment for net gains realized in net income, net of tax				115

Net unrealized gains on available-for-sale securities, net of tax				$332

See accompanying notes to consolidated financial statements

of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,

	2001	2000

NET CASH FLOWS FROM OPERATING ACTIVITIES	$3,511	$2,942

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(15,511)	(3,350)
Purchases of securities available for sale	(16,939)	(12,069)
Proceeds from sales of securities available for sale		3,016
Proceeds from call, maturity and principal payments on securities	33,488	14,677
Net decrease (increase) in loans made to customers	(3,499)	(7,108)
Proceeds from disposition of other real estate		244
Proceeds from sale of fixed assets	10	29
Purchase of premises and equipment	(440)	(439)

Net cash flows from investing activities	(2,891)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	6,255	6,607
Net increase (decrease) in borrowings	591	(7,956)
Dividends paid	(1,680)	(1,344)
Purchases of treasury stock		(1,096)
Treasury shares reissued net of shares repurchased	158
Proceeds from sale of common stock		817

Net cash flows from financing activities	5,324	(2,972)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,944	(5,030)

CASH AND CASH EQUIVALENTS
Beginning of period	14,887	16,568

End of period	$20,831	$11,538

SUPPLEMENTAL DISCLOSURES
Interest paid	$7,409	$6,724
Income taxes paid	$875	$850

      See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      1.) Management Representation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	SIX	SIX	THREE	THREE
	MONTHS	MONTHS	MONTHS	MONTHS
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Proceeds on securities sold	$0	$3,016	$0	$0
Gross realized gains	0	5	0	0
Gross realized losses	0	0	0	0
Proceeds on securities called	8,660	50	3,915	50
Gross realized gains	174	0	48	0
Gross realized losses	0	0	0	0

      Securities available for sale, carried at fair value, totalled $126,278 at June 30, 2001 and $132,906 at December 31, 2000 representing 64.6% and 67.8%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management’s opinion.

      Investment securities with a carrying value of approximately $48,698 at June 30, 2001 and $52,670 at December 31, 2000 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated market value of debt securities at June 30, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$3,931	$3,947
Due after one year through five years	5,758	5,932
Due after five years through ten years	14,159	14,619
Due after ten years	19,867	20,417

	43,715	44,915
Mortgage-backed Securities	75,799	76,633

	$119,514	$121,548

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$102	$101
Due after one year through five years	324	326
Due after five years through ten years	22,444	22,504
Due after ten years	29,988	30,087

	52,858	53,018
Mortgage-backed Securities	16,294	16,271

	$69,152	$69,289

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2001, are as follows:

Investment		GROSS	GROSS	ESTIMATED
securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$8,362	$513	$	$8,875
U.S. Government agencies and corporations	17,295	537	6	17,826
Obligations of states and political subdivisions	18,058	235	79	18,214
Mortgage-backed and related securities	75,799	990	156	76,633

Total	119,514	2,275	241	121,548
Marketable equity Securities	2,111	106	287	1,930
Other securities	2,800			2,800

Total available for sale	$124,425	$2,381	$528	$126,278

Investment		GROSS	GROSS	ESTIMATED
securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$30,175	$273	$74	$30,374
Obligations of states and political subdivisions	22,683	226	265	22,644
Mortgage-backed and related securities	16,294	59	82	16,271

Total held to maturity	$69,152	$558	$421	$69,289

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

	CONTRACT OR
	NOTIONAL AMOUNT

	June 30,	December 31,
	2001	2000

Financial instruments whose contract amount represents credit risk:

Commitments to extend credit:
Fixed rate	$5,002	$1,280
Variable	31,765	30,221
Standby letters of credit	240	237

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2001	2000

1-4 family residential mortgages	39.7%	41.2%
Commercial mortgages	37.7%	34.9%
Consumer loans	8.6%	8.7%
Commercial loans	10.5%	11.6%
Home equity loans	3.5%	3.6%

      There are no mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2001, or at December 31, 2000.

      The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2001 and December 31, 2000:

	June 30,	December 31,
	2001	2000

Loans accounted for on a nonaccrual basis	$1,427	$1,648
Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	0	9
Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	138	143

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of June 30, 2001.

	June 30,	June 30,
	2001	2000

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$118	$161
Interest income actually included in income on the loan	61	119

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

      Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 2001, the recorded investment in impaired loans was $277 while the related portion of the allowance for loan losses was $8.

      As of June 30, 2001, there were $1,511 in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

      The following is an analysis of the allowance for loan losses for the six month periods ended June 30, 2001 and June 30, 2000:

	2001	2000

Balance at beginning of period	$2,974	$2,956

Loan charge-offs:
1 - 4 family residential mortgages	0	0
Commercial mortgages	0	121
Consumer loans	96	91
Commercial loans	0	4
Home equity loans	3	7

	99	223

Recoveries on previous loan losses:
1 – 4 family residential mortgages	0	0
Commercial mortgages	0	22
Consumer loans	37	35
Commercial loans	2	6
Home equity loans	2	1

	41	64

Net charge-offs	(58)	(159)
Provision charged to operations	100	205

Balance at end of period	$3,016	$3,002

Ratio of annualized net charge-offs to average net loans outstanding	0.06%	0.16%

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

      6.) Earnings Per Share and Capital Transactions:

      The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Net Income	$1,389	$1,214	$2,662	$2,492
Weighted average common shares outstanding *	3,813,673	3,822,407	3,814,587	3,844,892
Basic earnings per share *	$0.36	$0.32	$0.70	$0.65
Diluted earnings per share *	$0.36	$0.32	$0.70	$0.65

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2001.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

      7.) Stock Repurchase Program

      On January 26, 2000, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) under which the Company could repurchase up to 185,000 shares (or approximately 4.9% of the 3,764,759 shares outstanding as of January 26, 2000) of the Company’s outstanding common stock. The Program expired on February 3, 2001. On January 23, 2001 the Company’s Board of Directors approved a new Program which allows the Company to repurchase up to 187,000 shares (or approximately 4.9% of the 3,815,125 shares outstanding as of January 31, 2001) of the Company’s outstanding common stock. This program will expire not later than February 6, 2002, and results will depend on market conditions. Accordingly, there is no guarantee as to the exact number of shares to be repurchased. The repurchased shares will become treasury shares available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions.

      Repurchase amounts are effected through open market transactions or in privately negotiated agreements in accordance with applicable regulations of the Securities and Exchange Commission. Under the 2000 program based on the value of the Company’s stock on January 26, 2000, the commitment to repurchase the stock over the next year was approximately $2,636,000. The Company repurchased 7,529 shares between January 1 and February 3, 2001, bringing the total repurchased shares to 138,218 under this plan. The Company also reissued 30,742 shares to existing shareholders under it’s dividend reinvestment program in January of 2001.

      Under the 2001 program, based on the value of the Company’s stock on January 31, 2001, the commitment to repurchase the stock over the next year was $3,179,000. At June 30, 2001, the remaining commitment to repurchase the stock was approximately $3,193,000. As of June 30, 2001 the Company had repurchased 25,305 shares under the new program. The company also reissued 13,870 shares to existing shareholders under it’s dividend reinvestment program during the second quarter of 2001, bringing the total number of shares reissued during 2001 to 44,612.

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

      Cash and cash equivalents increased compared to year end 2000. Operating activities provided cash of $3,511 and $2,942 during the six months ended June 30, 2001 and 2000, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 2001 and 2000.

Capital Resources

      The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation slowed to 4.1% for the six months ended June 30, 2001, as compared to 4.9% for the like period during 2000. The decrease reflects the Company’s increase in the dividend payout ratio. Overall capital growth (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued, and the net change in the estimated fair value of available for sale securities) was at an annual rate of 6.2%.

      Risk-based standards for measuring capital adequacy require banks and bank holding companies to maintain capital based on “risk-adjusted” assets. Categories of assets with potentially higher credit risk require more capital than do assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as standby letters of credit and interest rate swaps.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at June 30, 2001 and December 31, 2000.

	June 30, 2001	December 31, 2000

Tier 1 Capital	$47,524	$46,361
Tier 2 Capital	2,834	2,756

TOTAL QUALIFYING CAPITAL	$50,358	$49,117

Risk Adjusted Total Assets (*)	$226,520	$220,263

Tier 1 Risk-Based Capital Ratio	20.98%	21.05%
Total Risk-Based Capital Ratio	22.23%	22.30%
Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.09%	10.94%

(*) Includes off-balance sheet exposures.

      Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $428,584 for the six months ended June 30, 2001 and $423,933 for the year ended December 31, 2000.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

First Six Months of 2001 as Compared to First Six Months of 2000

      During the first six months of 2001, net interest income after provision for loan losses decreased by $549 compared to the first six months of 2000. Total interest income decreased slightly by $52, or 0.3%, from the level recorded in 2000. This was accompanied by an increase in interest expense of $602 or 8.9%, and a $105 decrease in the provision for loan loss.

      The average rate paid on interest sensitive liabilities increased by 27 basis points year-over-year. The average balance of interest sensitive liabilities increased by $8,472 or 2.6%. Compared to the first six months of last year, average borrowings, primarily with the Federal Home Loan Bank, increased by $690 while the average rate paid on borrowings decreased by 17 basis points, from 5.6% to 5.4%. Average interest bearing demand deposits decreased by $654, while savings and money market accounts declined by $4,829 and $818 respectively. The average rate paid on these products increased by 5 basis points in the aggregate. The average balance on time deposit products increased by $14,083, as the average rate paid increased by 39 basis points, from 5.5% to 5.9%.

      Interest and dividend income on securities registered a decrease of $345, or 5.4%, during the first six months of 2001 when compared to 2000, while on a fully tax equivalent basis income on securities decreased by $328 or 4.8%. The average invested balances decreased by 5.8%, decreasing by $11,838 over the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 7 basis point increase in the tax equivalent yield of the portfolio.

      Interest and fees on loans increased by $128 for the first six months of 2001 compared to 2000. A $6,626 increase in the average balance of the loan portfolio, or 3.3%, was accompanied by a 15 basis point decrease in the portfolio’s tax equivalent yield.

      Other interest income increased by $165 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $7,140. The yield on federal funds decreased by 211 basis points reflecting the change in Federal Reserve policy initiated early in 2001. The yield on Federal Funds sold is anticipated to decrease further during the third quarter of 2001 as the Federal Reserve is expected to lower the targeted Federal Funds rate by another 25 to 50 basis points.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      Other income from all sources increased by $448 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $11 from the same period a year ago. Gains on securities called and gains on the sale of available for sale investment securities increased by $169 from year ago levels. Fees for other customer services increased by $63. Other sources of non-interest income increased by $205 from the same period a year ago, due primarily to a $193 increase in the cash surrender value of life insurance.

      Loan charge-offs during the first six months were $99 in 2001 and $223 in 2000, while the recovery of previously charged-off loans amounted to $41 in 2001 compared to $64 in 2000. A provision for loan loss of $100 was charged to operations in 2001, compared to $205 charged in 2000. At June 30, 2001, the loan loss allowance of $3,016 represented 1.4% of outstanding loans. Non accrual loans at June 30, 2001 represented 0.7% of the loan portfolio compared to 0.8% at December 31, 2000 and 1.0% a year ago.

      Total other expenses in the first six months were $5,426 in 2001 compared to $5,678 in 2000, a decrease of $252 or 4.4%. Full time equivalent employment during the first six months averaged 167 employees in 2001, a 4.0% decline from the 174 employed during the same period of 2000. Salaries and benefits increased by $61 or 2.1% compared to the similar period a year ago, primarily due to the increased cost of benefits.

      For the first six months of 2001, state and local taxes increased by $14 or 4.7%. Occupancy and equipment expense increased by $121, or 13.1%, primarily reflecting higher depreciation charges for capital expenditures required for new customer services. Legal and litigation expense decreased by $171 from the similar period a year ago, due to an expense in 2000 for the settlement of a consumer class action lawsuit filed in Pennsylvania in 1990. Marketing expense decreased by $124 from year ago levels, when the Company incurred additional costs for market research and a new advertising campaign. All other expense categories decreased by 13.8% or $153 as a group.

      Income before income tax expense amounted to $3,502 for the first six months of 2001 compared to $3,351 for the similar period of 2000. The effective tax rate for the first six months was 24.0% in 2001 compared to 25.6% in 2000, resulting in income tax expense of $840 and $859 respectively. Net income for the first six months registered $2,662 in 2001 compared to $2,492 in 2000, representing per share amounts of $0.70 in 2001 and $0.65 in 2000.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Second Quarter of 2001 as compared to Second Quarter 2000

      During the second quarter of 2001 net interest income after provision for loan losses decreased by $299 as compared to second quarter 2000. Average earning assets increased by 1.1% while average interest-bearing liabilities increased by 2.8%. Average loans exhibited growth of 2.9%, while average investments decreased by 5.4%.

      The tax equivalent yield on earning assets decreased by 23 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.7%, a 4 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 8.5%, down 33 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities increased 13 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin declined to 4.0%, a decrease of 39 basis points from that achieved during last year’s second quarter.

      Loans net of the allowance for losses increased by $3,197 during the period. Gross loans as a percentage of earning assets stood at 51.6% as of June 30, 2001 as compared to 50.5% on June 30, 2000. The loan to deposit ratio at the end of the first six months of 2001 was 62.0% compared to 62.1% at the end of the same period a year ago. The investment portfolio represented 58.1% of each deposit dollar, down from 60.9% a year ago.

      Loan charge-offs during the second quarter were $46 in 2001 and $61 in 2000, while the recovery of previously charged-off loans amounted to $16 during the second quarter of 2001 compared to $41 in the same period of 2000.

      Other income for the quarter increased by $174 or 37.3% compared to the same period a year ago. The net gain on loans sold during the quarter amounted to $82 compared to $69 a year ago. There were no gains on investment and trading securities transactions in the second quarter of 2000, while a $48 gain was realized in 2001. Fees from other customer services increased by $17. Income from other items increased by $96 from the level of a year ago, primarily due to a $71 increase in cash surrender value of life insurance.

      Total other expenses in the second quarter were $2,680 in 2001 and $2,999 in 2000, a decrease of $319 or 10.6%. Employee salaries and benefits decreased by $8 or 0.5%. Occupancy and equipment expense showed a $73 increase, reflecting the cumulative impact of capital expenditures in support of new product offerings. Legal and litigation expense decreased by $151, reflecting the settlement in 2000 of a class action suit originally filed in June of 1990 in Pennsylvania. Marketing expenses decreased by $96 reflecting the costs of research and developing a new marketing campaign in 2000. A one-time charge of $48 was also incurred last year when the Company consolidated two of its offices in May of 2000. Other expenses as a group decreased by $137 or 18.3% compared to the same period last year.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

      Income before tax for the quarter increased by 11.9% to $1,823 in 2001 from the $1,629 recorded in 2000. Net income for the quarter of $1,389 represented a 14.4% increase from the $1,214 earned a year ago. Earnings per share amounted to $0.36 and $0.32 for the second quarter of 2001 and 2000 respectively.

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

      The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of June 30, 2001, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and well managed, in management’s opinion.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

      Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 2000, short term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have decreased by 211 to 239 basis points, reflecting rapid monetary easing on the part of the Federal Reserve. In response to economic weakness, the Federal Reserve has dropped short-term interest rates by 275 basis points since December 31, 2000, most recently cutting rates by 25 basis points at the June Federal Open Market Committee meeting. Intermediate interest rates, as measured by U. S. Treasury securities with maturities of two to five years, have decreased by approximately 36 to 127 basis points. Meanwhile, long term interest rates, as measured by U.S. Treasury securities with maturities of ten years or more have actually risen by 4 to 18 basis points, as these rates are influenced by the U.S. Government’s plans to repurchase Treasury debt, federal spending plans and taxation policies and expectations of growth and inflation in the future.

      The net effect of these changes have had minimal impact on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $268 decrease in net interest income for the twelve month horizon subsequent to June 30, 2001 compared to the simulated results for a similar twelve month horizon subsequent to December 31, 2000. The Company’s sensitivity to a declining rate environment increased slightly. The Company’s sensitivity to an increasing rate environment improved marginally.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

      The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2001 and December 31, 2000. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2001 and December 31, 2000. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

      As previously noted, during the first half of 2001, the Federal Reserve has decreased its target rate for overnight federal funds by 275 basis points. During the quarter ended June 30, 2001, the difference between the yield on the ten year Treasury and the three month Treasury increased to a positive 172 basis points from the negative 70 basis points that existed at December 31, 2000. The yield curve is no longer inverted, as interest rates now peak at the long-end of the Treasury curve.

Simulated Net Interest Income (NII) Scenarios

for the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII

Changes in	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Interest Rates	2002	2001	2002	2001	2002	2001

Graduated increase of +300 basis points	16,685	16,580	(563)	(936)	(3.3)%	(5.3)%
Short term rates unchanged	17,248	17,516
Graduated decrease of -300 basis points	16,888	17,293	(360)	(223)	(2.1)%	(1.3)%

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

      Not applicable

Item 3. Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      (a.) On April 10, 2001, Cortland Bancorp held its annual meeting of shareholders.

      (b.) The following directors were elected for three year terms ending in 2004.

Richard L. Hoover
William A. Hagood
K. Ray Mahan
Rodger W. Platt

      Directors whose term of office continued after the annual meeting:

Lawrence A. Fantauzzi
David C. Cole
George E. Gessner
James E. Hoffman III
Timothy K. Woofter

      (c.) At the close of business on the record date, 3,812,254 Cortland Bancorp shares were outstanding and entitled to vote. The results of the election of directors was as follows:

	Votes	Votes
	Cast	Cast	Votes
	For	Against	Abstained

Richard L. Hoover	2,854,073	24,344	0
William A. Hagood	2,843,920	34,360	0
K. Ray Mahan	2,849,526	28,892	0
Rodger W. Platt	2,843,891	34,527	0

CORTLAND BANCORP AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 5. Other Information

Death of Member of Registrant’s Board of Directors and Appointment of Successor.

On May 19, 2001, Richard L. Hoover, a member of the Registrant’s Board of Directors, died. He had been a director of the Registrant since its inception in 1984, and had served the Registrant’s wholly owned subsidiary, The Cortland Savings and Banking Company (the “Bank”), as a director since 1980.

On June 21, 2001, Richard B. Thompson was sworn in to succeed Mr. Hoover as a member of the Board of Directors of the Registrant and the Bank. Mr. Thompson will complete Mr. Hoover’s term, which will expire at the Registrant’s Annual Meeting in 2004.

Mr. Thompson is an owner and executive of several companies that manufacture electrical wire and cable: Therm-O-Link, Inc., Vulkor, Inc., and Therm-O-Link of Texas, Inc. He is also an owner and executive of Geneva Partners, a condominium development company, as well as an owner and executive of Kinsman IGA, a grocery store. He is 52 years old, and resides in Kinsman, Ohio with his wife.

The Registrant does not expect the changes to adversely impact the Company’s plans, strategies or financial performance, nor is it anticipated that they will cause any disruption to either operations or customer service.

Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits

2. Not applicable

4. Not applicable

10. Not applicable

11. See Note (6) of the Financial Statements

15. Not applicable

18. Not applicable

19. Not applicable

22. Not applicable

23. Not applicable

24. Not applicable

99. Not applicable

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

Cortland Bancorp

(Registrant)

DATED: August 8, 2001	Lawrence A. Fantauzzi

Secretary/ Treasurer (Chief Financial Officer)

DATED: August 8, 2001	Rodger W. Platt

Chairman and President (Duly Authorized Officer)