Form 10-Q
period 2001-09-30
CORTLAND BANCORP INC
filed 2001-11-14
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes      X        No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 08, 2001

Common Stock, No Par Value	3,814,678 Shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets — September 30, 2001 and December 31, 2000	2

	Consolidated Statements of Income — Nine months ended September 30, 2001 and 2000	3

	Consolidated Statement of Shareholders’ Equity — Nine months ended September 30, 2001	4

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements September 30, 2001	6–16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17–23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24–25

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	SEPTEMBER 30	DECEMBER 31,
	2001	2000

ASSETS
Cash and due from banks	$10,680	$13,437
Federal funds sold	8,200	1,450

Total cash and cash equivalents	18,880	14,887
Investment securities available for sale (Note 3)	129,472	132,906
Investment securities held to maturity (approximate market value of $61,467 in 2001 and $62,958 in 2000) (Note 3)	60,445	63,058
Total loans (Note 4)	213,146	204,968
Less allowance for loan losses (Note 4)	(3,054)	(2,974)

Net loans	210,092	201,994

Premises and equipment	5,825	6,002
Other assets	11,237	10,619

Total assets	$435,951	$429,466

LIABILITIES
Noninterest-bearing deposits	$52,354	$50,079
Interest-bearing deposits	278,794	279,870

Total deposits	331,148	329,949

Federal Home Loan Bank advances and other borrowings	50,796	49,468
Other liabilities	2,687	2,313

Total liabilities	384,631	381,730

Commitments and contingent liabilities (Notes 4 & 5)

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 3,887,484 shares in 2001 and 3,887,484 in 2000 (Note 6)	19,437	19,437
Additional paid-in capital (Note 6)	9,271	9,271
Retained earnings	21,451	19,789
Accumulated other comprehensive income	2,571	896
Treasury stock, at cost, 79,544 shares in 2001 and 95,573 shares in 2000	(1,410)	(1,657)

Total shareholders’ equity	51,320	47,736

Total liabilities and shareholders’ equity	$435,951	$429,466

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

INTEREST INCOME
Interest and fees on loans	$4,485	$4,468	$13,352	$13,207
Interest and dividends on investment securities:
Taxable interest income	874	1,346	3,043	3,899
Nontaxable interest income	515	439	1,455	1,331
Dividends	62	75	215	227
Interest on mortgage-backed securities	1,484	1,400	4,249	4,175
Other interest income	83	17	270	39

Total interest income	7,503	7,745	22,584	22,878

INTEREST EXPENSE
Deposits	2,783	2,931	8,779	8,294
Borrowed funds	656	685	2,000	2,060

Total interest expense	3,439	3,616	10,779	10,354

Net interest income	4,064	4,129	11,805	12,524
Provision for loan losses	75	45	175	250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,989	4,084	11,630	12,274

OTHER INCOME
Fees for other customer services	386	394	1,139	1,084
Investment securities gains — net	125	1	299	6
Gain on sale of loans — net	47	23	139	104
Other non-interest income	150	35	418	98

Total other income	708	453	1,995	1,292

OTHER EXPENSES
Salaries and employee benefits	1,460	1,462	4,443	4,384
Net occupancy expense	211	207	630	617
Equipment expense	333	268	959	782
State and local taxes	156	131	466	427
Office supplies	98	102	307	349
Marketing expense	37	98	88	273
Legal and litigation expense	28	95	107	345
Other operating expenses	360	363	1,109	1,227

Total other expenses	2,683	2,726	8,109	8,404

INCOME BEFORE FEDERAL INCOME TAXES	2,014	1,811	5,516	5,162

Federal income taxes	498	482	1,338	1,341

NET INCOME	$1,516	$1,329	$4,178	$3,821

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.40	$0.35	$1.10	$1.00

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.40	$0.35	$1.10	$1.00

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS'
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2001	$19,437	$9,271	$19,789	$896	($1,657)	$47,736

Comprehensive income:

Net income			4,178			4,178

Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				1,675		1,675

Total comprehensive income						5,853

Common stock transactions:
Shares sold
Treasury shares reissued net of shares repurchased					247	247
Cash dividends declared			(2,516)			(2,516)

BALANCE AT SEPTEMBER 30, 2001	$19,437	$9,271	$21,451	$2,571	($1,410)	$51,320

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax				$1,872

Less: Reclassification adjustment for net gains realized in net income, net of tax				197

Net unrealized gains on available-for-sale securities, net of tax				$1,675

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

NET CASH FLOWS FROM OPERATING ACTIVITIES	$3,849	$3,542

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(18,465)	(5,350)
Purchases of securities available for sale	(30,891)	(19,297)
Proceeds from sales of securities available for sale	3,998	3,016
Proceeds from call, maturity and principal payments on securities	53,990	21,295
Net (increase) decrease in loans made to customers	(8,273)	(7,903)
Proceeds from disposition of other real estate	0	320
Proceeds from sale of fixed assets	78	29
Purchase of premises and equipment	(551)	(799)

Net cash flows from investing activities	(114)	(8,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	1,199	8,238
Net (decrease) increase in borrowings	1,328	(6,866)
Proceeds from sale of common stock	0	817
Dividends paid on common stock	(2,516)	(2,011)
Purchase of treasury stock		(1,333)
Treasury shares reissued net of shares repurchased	247

Net cash flows from financing activities	258	(1,155)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,993	(6,302)

CASH AND CASH EQUIVALENTS
Beginning of period	14,887	16,568

End of period	$18,880	$10,266

SUPPLEMENTAL DISCLOSURES
Interest paid	$10,876	$10,284
Income taxes paid	$1,300	$1,265

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     1.) Management Representation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	Sept 30, 2001	Sept 30, 2000	Sept 30 2001	Sept 30, 2000

Proceeds on securities sold	$3,998	$3,016	$3,998	$0
Gross realized gains	230	5	230	0
Gross realized losses	155	0	155	0
Proceeds on securities called by issues	14,901	1,250	6,241	1,200
Gross realized gains	224	1	50	1
Gross realized losses	0	0	0	0

     Securities available for sale, carried at fair value, totalled $129,472 at September 30, 2001 and $132,906 at December 31, 2000 representing 68.2% and 67.8%, respectively, of all investment securities. These levels were deemed to provide an adequate level of liquidity in management’s opinion.

     Investment securities with a carrying value of approximately $36,726 at September 30, 2001 and $52,670 at December 31, 2000 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated market value of debt securities at September 30, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$4,186	$4,271
Due after one year through five years	5,120	5,339
Due after five years through ten years	11,984	12,721
Due after ten years	20,121	20,784

	41,411	43,115
Mortgage-backed Securities	80,614	82,785

	$122,025	$125,900

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$2,634	$2,659
Due after one year through five years	303	310
Due after five years through ten years	13,713	14,122
Due after ten years	29,437	29,746

	46,087	46,837
Mortgage-backed Securities	14,358	14,630

	$60,445	$61,467

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2001, are as follows:

Investment		GROSS	GROSS	ESTIMATED
securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,813	$588	$	$6,401
U.S. Government agencies and corporations	14,781	892	1	15,672
Obligations of states and political subdivisions	20,817	327	102	21,042
Mortgage-backed and related securities	80,614	2,184	13	82,785

Total	122,025	3,991	116	125,900
Marketable equity Securities	714	113	100	727
Other securities	2,845			2,845

Total available for sale	$125,584	$4,104	$216	$129,472

Investment		GROSS	GROSS	ESTIMATED
securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$21,472	$612	$	$22,084
Obligations of states and political subdivisions	24,615	345	207	24,753
Mortgage-backed and related securities	14,358	272		14,630

Total held to maturity	$60,445	$1,229	$207	$61,467

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2000:

Investment		GROSS	GROSS	ESTIMATED
securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$8,413	$689	$1	$9,101
U.S. Government agencies and corporations	28,656	611	67	29,200
Obligations of states and political subdivisions	16,638	138	80	16,696
Mortgage-backed and related securities	73,029	521	274	73,276

Total	126,736	1,959	422	128,273
Marketable equity securities	2,111	91	279	1,923
Other securities	2,710			2,710

Total available for sale	$131,557	$2,050	$701	$132,906

Investment		GROSS	GROSS	ESTIMATED
securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$34,429	$150	$198	$34,381
Obligations of states and political subdivisions	19,848	184	219	19,813
Mortgage-backed and related securities	8,781	104	121	8,764

Total held to maturity	$63,058	$438	$538	$62,958

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

	CONTRACT OR
	NOTIONAL AMOUNT

	September 30,	December 31,
	2001	2000

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$4,744	$1,280
Variable	32,723	30,221
Standby letters of credit	175	237

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2001	2000

1-4 family residential mortgages	38.8%	41.2%
Commercial mortgages	38.6%	34.9%
Consumer loans	7.8%	8.7%
Commercial loans	11.2%	11.6%
Home equity loans	3.6%	3.6%

     There are no mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2001, or at December 31, 2000.

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2001 and December 31, 2000:

	September 30,	December 31,
	2001	2000

Loans accounted for on a nonaccrual basis	$1,900	$1,648
Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	0	9
Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	136	143

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of September 30, 2001.

	Sept 30,	Sept 30,
	2001	2000

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$221	$191
Interest income actually included in income on the loan	159	147

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

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1  -  4 family , consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 2001, there were no loans considered impaired.

     As of September 30, 2001, there were $1,527 in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following is an analysis of the allowance for loan losses for the nine month periods ended September 30, 2001 and September 30, 2000:

	2001	2000

Balance at beginning of period	$2,974	$2,956
Loan charge-offs:
1-4 family residential mortgages
Commercial mortgages		198
Consumer loans	123	133
Commercial loans	26	40
Home equity loans	3	7

	152	378

Recoveries on previous loan losses:
1-4 family residential mortgages	5
Commercial mortgages		44
Consumer loans	47	59
Commercial loans	3	13
Home equity loans	2	1

	57	117

Net charge-offs	(95)	(261)
Provision charged to operations	175	250

Balance at end of period	$3,054	$2,945

Ratio of annualized net charge-offs to average net loans outstanding	0.06%	0.17%

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

     On October 20, 1997 the judge presiding over this case filed a judgment entry dismissing all claims against the Bank without prejudice. The judgment was appealed by the plaintiffs. On March 2, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the decision of the district court to grant summary judgment in favor of the defendant Bank. Plaintiffs have refiled a similar suit in the Common Pleas Court of Trumbull County. Accordingly, the ultimate outcome of this litigation presently cannot be determined, and therefore no provision for any liability relative to such litigation has been made in the accompanying consolidated financial statements.

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

     6.) Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2001	2000	2001	2000

Net Income	$1,516	$1,329	$4,178	$3,821
Weighted average common shares outstanding *	3,811,632	3,810,521	3,813,591	3,833,352
Basic earnings per share *	$0.40	$0.35	$1.10	$1.00
Diluted earnings per share *	$0.40	$0.35	$1.10	$1.00

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

     Under the 2001 program, based on the value of the Company’s stock on January 31, 2001, the commitment to repurchase the stock over the next year was $3,179,000. At September 30, 2001, the remaining commitment to repurchase the stock was approximately $3,073,000. As of September 30, 2001 the Company had repurchased 33,374 shares under the new program. The company also reissued 26,190 shares to existing shareholders under its 2001 dividend reinvestment program, bringing the total number of shares reissued during 2001 to 56,932.

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

     Cash and cash equivalents increased compared to year end 2000. Operating activities provided cash of $3,849 and $3,542 during the nine months ended September 30, 2001 and 2000, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 2001 and 2000.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internal capital generation slowed to 4.6% for the nine months ended September 30, 2001, as compared to 5.2% for the like period during 2000. The decrease primarily reflects the Company’s increase in the dividend payout ratio. Overall capital growth (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued, and the net change in the estimated fair value of available for sale securities) was at an annual rate of 10.0%.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at September 30, 2001 and December 31, 2000.

	September 30,	December 31,
	2001	2000

Tier 1 Capital	$48,422	$46,361
Tier 2 Capital	2,881	2,756

TOTAL QUALIFYING CAPITAL	$51,303	$49,117

Risk Adjusted Total Assets (*)	$229,851	$220,263

Tier 1 Risk-Based Capital Ratio	21.07%	21.05%

Total Risk-Based Capital Ratio	22.32%	22.30%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.26%	10.94%

(*) Includes off-balance sheet exposures.

     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $430,106 for the nine months ended September 30, 2001 and $423,933 for the year ended December 31, 2000.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

First Nine Months of 2001 as Compared to First Nine Months of 2000

     During the first nine months of 2001, net interest income after provision for loan losses decreased by $644 compared to the first nine months of 2000. Total interest income decreased slightly by $294 or 1.3%, from the level recorded in 2000. This was accompanied by an increase in interest expense of $425 or 4.1%, and a $75 decrease in the provision for loan loss.

     The average rate paid on interest sensitive liabilities increased by 8 basis points year-over-year. The average balance of interest sensitive liabilities increased by $7,549 or 2.3%. Compared to the first nine months of last year, average borrowings, primarily with the Federal Home Loan Bank, increased by $1,643 while the average rate paid on borrowings decreased by 31 basis points, from 5.7% to 5.4%. Average interest bearing demand deposits decreased by $204, while savings and money market accounts declined by $3,540 and $354 respectively. The average rate paid on these products decreased by 1 basis point in the aggregate. The average balance on time deposit products increased by $10,004, as the average rate paid increased by 14 basis points, from 5.6% to 5.8%, as this portfolio continued to reflect the impact of the rising rate environment of 1999 and 2000. This effect has now peaked and the trend is now reversing.

     Interest and dividend income on securities registered a decrease of $670, or 7.0%, during the first nine months of 2001 when compared to 2000, while on a fully tax equivalent basis income on securities decreased by $610 or 6.0%. The average invested balances decreased by 6.1%, decreasing by $12,336 over the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 1 basis point increase in the tax equivalent yield of the portfolio.

     Interest and fees on loans increased by $145 for the first nine months of 2001 compared to 2000. A $7,229 increase in the average balance of the loan portfolio, or 3.6%, was accompanied by a 22 basis point decrease in the portfolio’s tax equivalent yield.

     Other interest income increased by $231 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $7,456. The yield on federal funds decreased by 192 basis points reflecting the change in Federal Reserve policy initiated early in 2001. The yield on Federal Funds sold is anticipated to decrease further during the fourth quarter of 2001 as the Federal Reserve is expected to lower the targeted Federal Funds rate by another 100 to 150 basis points.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Other income from all sources increased by $703 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $35 from the same period a year ago. Gains on securities called and gains on the sale of available for sale investment securities increased by $293 from year ago levels. Fees for other customer services increased by $55. Other sources of non-interest income increased by $320 from the same period a year ago, due primarily to a $280 increase in the cash surrender value of life insurance purchased at the end of 2000 upon the adoption of new benefit plans.

     Loan charge-offs during the first nine months were $152 in 2001 and $378 in 2000, while the recovery of previously charged-off loans amounted to $57 in 2001 compared to $117 in 2000. A provision for loan loss of $175 was charged to operations in 2001, compared to $250 charged in 2000. At September 30, 2001, the loan loss allowance of $3,054 represented 1.4% of outstanding loans. Non accrual loans at September 30, 2001 represented 0.9% of the loan portfolio compared to 0.8% at both December 31, 2000, and a year ago.

     Total other expenses in the first nine months were $8,109 in 2001 compared to $8,404 in 2000, a decrease of $295 or 3.5%. Full time equivalent employment during the first nine months averaged 166 employees in 2001, a 2.9% decline from the 171 employed during the same period of 2000. Salaries and benefits increased by $59 or 1.3% compared to the similar period a year ago, primarily due to the increased cost of benefits.

     For the first nine months of 2001, state and local taxes increased by $39 or 9.1%. Occupancy and equipment expense increased by $190 or 13.6%, primarily reflecting higher depreciation charges for capital expenditures required for new customer services. Legal and litigation expense decreased by $238 from the similar period a year ago, due to an expense in 2000 for the settlement of a consumer class action lawsuit filed in Pennsylvania in 1990. Marketing expense decreased by $185 from year ago levels, when the Company incurred additional costs for market research and design of a new advertising campaign. All other expense categories decreased by 10.2% or $160 as a group.

     Income before income tax expense amounted to $5,516 for the first nine months of 2001 compared to $5,162 for the similar period of 2000. The effective tax rate for the first nine months was 24.3% in 2001 compared to 26.0% in 2000, resulting in income tax expense of $1,338 and $1,341 respectively. Net income for the first nine months registered $4,178 in 2001 compared to $3,821 in 2000, representing per share amounts of $1.10 in 2001 and $1.00 in 2000.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Third Quarter of 2001 as compared to Third Quarter 2000

     During the third quarter of 2001 net interest income after provision for loan losses decreased by $95 as compared to third quarter 2000. Average earning assets increased by 0.8% while average interest-bearing liabilities decreased by 1.8%. Average loans exhibited growth of 4.1%, while average investments decreased by 6.6%.

     The tax equivalent yield on earning assets decreased by 28 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.7%, a 13 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 8.4%, down 41 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 29 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin declined to 4.2%, a decrease of 8 basis points from that achieved during last year’s third quarter.

     Loans net of the allowance for losses increased by $9,519 during the period. Gross loans as a percentage of earning assets stood at 51.8% as of September 30, 2001 as compared to 50.0% on September 30, 2000. The loan to deposit ratio at the end of the first nine months of 2001 was 64.4% compared to 61.9% at the end of the same period a year ago. The investment portfolio represented 57.4% of each deposit dollar, down from 61.8% a year ago.

     Loan charge-offs during the third quarter were $53 in 2001 and $155 in 2000, while the recovery of previously charged-off loans amounted to $16 during the third quarter of 2001 compared to $53 in the same period of 2000.

     Other income for the quarter increased by $255 or 56.3% compared to the same period a year ago. The net gain on loans sold during the quarter amounted to $47 compared to $23 a year ago. There was a $1 gain on investment securities in the third quarter of 2000, while a $125 gain was realized in 2001. Fees from other customer services decreased by $8. Income from other items increased by $115 from the level of a year ago, primarily due to an $87 increase in the cash surrender value of bank owned life insurance.

     Total other expenses in the third quarter were $2,683 in 2001 and $2,726 in 2000, a decrease of $43 or 1.6%. Employee salaries and benefits decreased by $2 or 0.1%. Occupancy and equipment expense showed a $69 increase, reflecting the cumulative impact of capital expenditures in support of new service and product offerings. Legal and litigation expense decreased by $67, reflecting the settlement in 2000 of a class action suit originally filed in June of 1990 in Pennsylvania. Marketing expenses decreased by $61 reflecting the costs of research and developing a new marketing campaign in 2000. Other expenses as a group increased by $18 or 3.0% compared to the same period last year, primarily due to increases in state and local taxes.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Income before tax for the quarter increased by 11.2% to $2,014 in 2001 from the $1,811 recorded in 2000. Net income for the quarter of $1,516 represented a 14.1% increase from the $1,329 earned a year ago. Earnings per share amounted to $0.40 and $0.35 for the third quarter of 2001 and 2000 respectively.

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

     The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of September 30, 2001, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and well managed, in management’s opinion.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

     Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 2000, short term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have decreased by 283 to 349 basis points, reflecting rapid monetary easing on the part of the Federal Reserve. In response to economic weakness, the Federal Reserve has dropped interest rates on overnight bank borrowings by 350 basis points since December 31, 2000, most recently cutting rates by 50 basis points in an inter-meeting move in response to the financial and economic impact of the tragic events of September 11th. Intermediate interest rates, as measured by U. S. Treasury securities with maturities of two to five years, have decreased at a slower pace, declining by approximately 105 to 225 basis points. Long-term interest rates, as measured by U.S. Treasury Securities with maturities of ten to twenty years have decreased even less dramatically, declining by approximately 6 to 46 basis points. Meanwhile, yields on securities with maturities of greater than twenty years have actually risen by 5 basis points since year-end, as these rates are influenced by the U.S. Government’s plans to repurchase Treasury debt, federal spending plans and taxation policies and expectations of growth and inflation over a much longer and uncertain planning horizon.

     The net effect of these changes have had minimal impact on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $177 increase in net interest income for the twelve month horizon subsequent to September 30, 2001 compared to the simulated results for a similar twelve month horizon subsequent to December 31, 2000. The Company’s sensitivity to both a declining rate environment and an increasing rate environment improved marginally, reflecting a smaller decline in the Company’s expected net interest income in both cases.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

     The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2001 and December 31, 2000. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2001 and December 31, 2000. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

     As previously noted, during the first nine months of 2001, the Federal Reserve has decreased its target rate for overnight federal funds by 350 basis points. During the quarter ended September 30, 2001, the difference between the yield on the ten year Treasury and the three month Treasury increased to a positive 220 basis points from the negative 70 basis points that existed at December 31, 2000. The yield curve is no longer inverted, as interest rates now peak at the long-end of the Treasury curve.

	Simulated Net Interest Income (NII) Scenarios
	for the Twelve Months Ending
	Net Interest Income		$Change in NII		% Change in NII
Changes in	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,
Interest Rates	2002	2001	2002	2001	2002	2001

Graduated increase of +300 basis points	16,923	16,580	(770)	(936)	(4.4)%	(5.3)%
Short term rates unchanged	17,693	17,516
Graduated decrease of -300 basis points	17,613	17,293	(80)	(223)	(0.5)%	(1.3)%

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

Cortland Bancorp (Registrant)

DATED: November 08, 2001	Lawrence A. Fantauzzi Secretary/Treasurer (Chief Financial Officer)

DATED: November 08, 2001	Rodger W. Platt Chairman and President (Duly Authorized Officer)