Form 10-K405
period 2001-12-31
CORTLAND BANCORP INC
filed 2002-03-27
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended December 31, 2001.

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 2002:

Common Stock, No Par Value - $85,981,421

     The number of shares outstanding of the issuer’s classes of common stock as of March 20, 2002:

Common Stock, No Par Value -3,917,149 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders Report for the year ended December 31, 2001 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the annual shareholders meeting to be held April 16, 2002 are incorporated by reference into Part III.

PART I
Item l. Business
General
Statistical Disclosure
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Accompanying Information
Item 9. Changes in and Disagreements with Accountants Accounting and Financial Disclosures
PART III
Item l0. Directors and Executive Officers of the Registrant
Item ll. Executive Compensation
Item l2. Security Ownership of Certain Beneficial Owners and Management
Item l3. Certain Relationships and Related Transactions
PART IV
Item l4. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-11 Statement Re: Computation of Earnings/Share
EX-13 Annual Report
EX-21 Cortland Bancorp and Subsidiaries
EX-23 Consent

CORTLAND BANCORP
FORM 10-K
2001

INDEX

Part I		Page

Item l.	Business:
	General	I-2
	Statistical Disclosure	I-3

Item 2.	Properties	I-6

Item 3.	Legal Proceedings	I-6

Item 4.	Submission of Matters to a Vote of Security Holders	I-7

	Executive Officers of the Registrant	I-7

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	II-1

Item 6.	Selected Financial Data	II-1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-1

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	II-1

Item 8.	Financial Statements and Supplementary Data	II-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	II-1

Part III

Item l0.	Directors and Executive Officers of the Registrant	III-1

Item ll.	Executive Compensation	III-1

Item l2.	Security Ownership of Certain Beneficial Owners and Management	III-1

Item l3.	Certain Relationships and Related Transactions	III-1

Part IV

Item l4.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	IV-1

Signatures		IV-2

Index to Exhibits		IV-3

I-l

PART I

Item l.  Business

General

THE CORPORATION

     Information relating to Item 1 — Business General — THE CORPORATION — is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

CORTLAND BANKS

     Information relating to Item 1 — Business General — CORTLAND BANKS — is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

NEW RESOURCES LEASING COMPANY

     Information relating to Item 1 — Business General — NEW RESOURCES LEASING COMPANY — is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

SUPERVISION AND REGULATION

     Information relating to Item 1 — Business General — SUPERVISION AND REGULATION — is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

COMPETITION

     Information relating to Item 1 — Business General — COMPETITION — is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

EMPLOYEES

     Information relating to Item 1 — Business General — EMPLOYEES — is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference

Statistical Disclosure

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     Information relating to I — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 2001 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2001
Annual Report
to Shareholders

A. Average Balance Sheet — December 31, 2001, 2000 and 1999	28 & 29

B. Analysis of Net Interest Earnings — Years ending December 31, 2001, 2000 and 1999	28 & 29

C. Rate and Volume Analysis — 2001 change from 2000 and 2000 change from 1999	33

II.	INVESTMENT PORTFOLIO

     Information relating to II — Investment Portfolio is set forth in the Corporation’s 2001 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2001
Annual Report
to Shareholders

A. Book value of investments — December 31, 2001, 2000 and 1999	40

B. Summary of securities held — December 31, 2001	40 & 41

C. N/A

III.  LOAN PORTFOLIO (ALL DOMESTIC)

A. TYPES OF LOANS

     Information relating to III — Loan Portfolio — A. Types of Loans is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 37, Loan Portfolio and is incorporated herein by reference.

B. MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES

     Information relating to III — Loan Portfolio — B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 37, Loan Portfolio and is incorporated herein by reference.

C. RISK ELEMENTS

     Information relating to III — Loan Portfolio — C. Risk Elements, is set forth in the Corporation’s 2001 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2001
Annual Report
to Shareholders

1. Nonaccrual, Past Due and Restructured Loans

(1) Aggregate amount in each category (5 years)	32

(2) Interest income
(i) That would have been recorded	15 & 32
(ii) That was included in income	15 & 32

(3) Policy for placing loans on non-accrual status	10 & 15

2. Potential Problem Loans	16

3. Foreign Outstandings	N/A

4. Loan concentrations over 10% not otherwise disclosed	N/A

D.  Other Interest Bearing Assets — N/A

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. Analysis of the Allowance for Loan Loss

Information relating to IV — Summary of Loan Loss Experience — A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 35, Loan Loss Experience and is incorporated herein by reference.

B. Breakdown of the Allowance for Loan Losses

Information relating to IV — Summary of Loan Loss Experience — B. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 2001 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2001
Annual Report
to Shareholders

Breakdown of the Allowance for Loan Losses	36

Percentage of loans in each category	37

Loan Commitments and Lines of Credit	19

V. DEPOSITS (ALL DOMESTIC)

A. Average Deposits and Average Rates Paid on Deposit Categories

Information relating to V — Deposits — A. Average Deposits and Rates is set forth in the Corporation’s 2001 Annual Report to Shareholders, Pages 28 & 29, Three Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.

B. Not applicable

C. Not applicable

D. Summary of Time Deposits of $100,000 or More

Information relating to V — Deposits — D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 2001 Annual Report to Shareholders, Page 17, Note 6, Deposits and is incorporated herein by reference.

VI.     RETURN ON EQUITY AND ASSETS

     Information relating to VI — Return on Equity and Assets is set forth in the Corporation’s 2001 Annual Report to Shareholders, page 27, Selected Financial Data and is incorporated herein by reference.

Item 2.  Properties

CORTLAND BANCORP’S PROPERTY

     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2001 Annual Report to Shareholders, page 4, Brief Description of the Business — CORTLAND BANCORP — and is incorporated herein by reference.

CORTLAND BANKS’ PROPERTY

     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2001 Annual Report to Shareholders, page 4, Brief Description of the Business, THE CORTLAND SAVINGS AND BANKING COMPANY — and is incorporated herein by reference.

     Information relating to Item 2 — Properties — Location of Offices is set forth in the Corporation’s 2001 Annual Report to Shareholders, page 52, Cortland Banks Offices and Locations and is incorporated herein by reference.

Item 3.  Legal Proceedings

     Information relating to Item 3 — Legal Proceedings — is set forth in the Corporation’s 2001 Annual Report to Shareholders, page 25, Note 16, Litigation and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

     The names, ages and positions of the executive officers as of March 20, 2002 are as follows:

Name	Age	Position Held

Rodger W. Platt	66	Chairman of the Board,
		President and Director

Lawrence A. Fantauzzi	54	Senior Vice President, Controller,
		Secretary, Treasurer and
		Chief Financial Officer

James M. Gasior	42	Senior Vice President, Chief of
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

PART II

     Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s 2001 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2001
Annual Report
to Shareholders

Item 5	Market for Registrant's Common Equity and
	Related Shareholder Matters	49

	Discussion of Dividend Restrictions	25

Item 6	Selected Financial Data	27

Item 7	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	30-48

Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk	44-45,
47-48

Item 8	Financial Statements and Accompanying Information	1-29

Item 9	Changes in and Disagreements with Accountants
on Accounting and Financial Disclosures

None

II-1

PART III

Item l0.  Directors and Executive Officers of the Registrant

     Information relating to directors of the Corporation will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 16, 2002. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is set forth in Part I. Pages 2-8, 10-14 and 16-17.

Item ll.  Executive Compensation

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 16, 2002. Such information is incorporated herein by reference. Pages 7-8 and 10.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

None

Item l3.  Certain Relationships and Related Transactions

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 16, 2002. Such information is incorporated herein by reference. Page 3,4 & 9.

III-l

PART IV

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  l.  Financial Statements

Included in Part II of this report:

Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s 2001 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

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

(b) Report on Form 8-K

No reports on Form 8-K were filed for the three months ended December 31, 2001.

IV-l

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 26, 2002 Date	By Rodger W. Platt, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board,
Rodger W. Platt	President and Director	March 26, 2002
	(Principal Executive Officer)	Date

David C. Cole	Director	March 26, 2002
Date

George E. Gessner	Director	March 26, 2002
Date

William A. Hagood	Director	March 26, 2002
Date

James E. Hoffman, III	Director	March 26, 2002
Date

Richard B. Thompson	Director	March 26, 2002
Date

K. Ray Mahan	Director	March 26, 2002
Date

Timothy K. Woofter	Director	March 26, 2002
Date

Lawrence A. Fantauzzi	Senior Vice President,	March 26, 2002
	Controller, Secretary,	Date
Treasurer and Chief
Financial Officer

James M. Gasior	Senior Vice President,	March 26, 2002
	Chief of Lending and	Date
Administration

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