Form 10-Q
period 2002-03-31
CORTLAND BANCORP INC
filed 2002-05-15
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes      NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2002
Common Stock, No Par Value	3,926,903 Shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets — March 31, 2002 and December 31, 2001	2

	Consolidated Statements of Income — Three months ended March 31, 2002 and 2001	3

	Consolidated Statement of Shareholders’ Equity — Three months ended March 31, 2002	4

	Consolidated Statements of Cash Flows — Three months ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements March 31, 2002	6 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23 – 24

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25 – 26

Signatures		27

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2002	2001

ASSETS
Cash and due from banks	$10,436	$11,970
Federal funds sold	7,300	14,750

Total cash and cash equivalents	17,736	26,720
Investment securities available for sale (Note 2)	121,370	121,430
Investment securities held to maturity (approximate market value of $81,161 in 2002 and $72,155 in 2001) (Note 2)	81,735	71,994
Total loans (Note 4)	204,283	206,255
Less allowance for loan losses (Note 4)	(3,061)	(2,998)

Net loans	201,222	203,257

Premises and equipment	5,803	5,710
Other assets	11,254	10,810

Total assets	$439,120	$439,921

LIABILITIES
Noninterest-bearing deposits	$51,424	$53,229
Interest-bearing deposits (Note 6)	282,463	284,432

Total deposits	333,887	337,661

Federal Home Loan Bank advances and other borrowings	49,321	49,362
Other liabilities	5,498	2,374

Total liabilities	388,706	389,397

Commitments and contingent liabilities (Notes 8 & 16)

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,003,702 shares in 2002 and 4,003,702 in 2001 (Note 1)	20,020	20,020
Additional paid-in capital (Note 1)	10,980	10,945
Retained earnings	19,754	19,172
Accumulated other comprehensive income (loss) (Note 1)	1,275	1,834
Treasury stock, at cost, 85,579 shares in 2002 and 81,626 shares in 2001	(1,615)	(1,447)

Total shareholders’ equity (Notes 15 and 17)	50,414	50,524

Total liabilities and shareholders’ equity	$439,120	$439,921

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE
	MONTHS ENDED
	MARCH 31,

	2002	2001

INTEREST INCOME
Interest and fees on loans	$4,005	$4,434
Interest and dividends on investment securities:
Taxable interest income	767	1,188
Nontaxable interest income	601	442
Dividends	40	72
Interest on mortgage-backed securities	1,411	1,346
Other interest income	46	76

Total interest income	6,870	7,558

INTEREST EXPENSE
Deposits	2,028	3,022
Borrowed funds	621	682

Total interest expense	2,649	3,704

Net interest income	4,221	3,854
Provision for loan losses	115	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,106	3,779

OTHER INCOME
Fees for other customer services	314	367
Investment securities gains — net	111	126
Gain on sale of loans — net	50	10
Other non-interest income	138	143

Total other income	613	646

OTHER EXPENSES
Salaries and employee benefits	1,611	1,536
Net occupancy expense	218	212
Equipment expense	299	305
State and local taxes	130	155
Office supplies	109	127
Marketing expense	44	20
Other operating expenses	443	391

Total other expenses	2,854	2,746

INCOME BEFORE FEDERAL INCOME TAXES	1,865	1,679
Federal income taxes	423	406

NET INCOME	$1,442	$1,273

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.37	$0.32

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.37	$0.32

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2002	$20,020	$10,945	$19,172	$1,834	($1,447)	$50,524
Comprehensive income:
Net income			1,442			1,442
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(559)		(559)

Total comprehensive income						883

Common stock transactions:
Shares sold
Treasury shares reissued		35			381	416
Treasury shares purchased					(549)	(549)
Cash dividends declared			(860)			(860)

BALANCE AT MARCH 31, 2002	$20,020	$10,980	$19,754	$1,275	($1,615)	$50,414

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:
Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax				($486)
Less: Reclassification adjustment for net gains realized in net income, net of tax				73

Net unrealized gains on available- for-sale securities, net of tax				($559)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

NET CASH FLOWS FROM OPERATING ACTIVITIES	$4,507	$3,367
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(20,023)	(8,716)
Purchases of securities available for sale	(9,254)	(4,268)
Proceeds from call, maturity and principal payments on securities	18,813	17,750
Net decrease (increase) in loans made to customers	1,920	(277)
Proceeds from disposition of other real estate	167
Proceeds from sale of fixed assets	0	9
Purchase of premises and equipment	(306)	(234)

Net cash flows from investing activities	(8,683)	4,264

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(3,774)	(618)
Net increase (decrease) in borrowings	(41)	(556)
Dividends paid	(860)	(840)
Purchases of treasury stock	(549)	(365)
Treasury shares reissued	416	505

Net cash flows from financing activities	(4,808)	(1,874)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,984)	5,757
CASH AND CASH EQUIVALENTS
Beginning of period	26,720	14,887

End of period	$17,736	$20,644

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,726	$3,720
Income taxes paid	$0	$0

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     1.) Management Representation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

     2.) Reclassifications:

     Certain items contained in the 2001 financial statements have been reclassified to conform with the presentation for 2002. Such reclassifications had no effect on the net results of operations.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS	THREE MONTHS
	March 31, 2002	March 31, 2001

Proceeds on securities sold	$0	$0
Gross realized gains
Gross realized losses

Proceeds on securities called	$5,060	$4,745
Gross realized gains	111	126
Gross realized losses

     Securities available for sale, carried at fair value, totalled $121,370 at March 31, 2002 and $121,430 at December 31, 2001 representing 59.8% and 62.8%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

     Investment securities with a carrying value of approximately $40,135 at March 31, 2002 and $41,739 at December 31, 2001 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated market value of debt securities at March 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$5,434	$5,494
Due after one year through five years	5,295	5,409
Due after five years through ten years	10,102	10,449
Due after ten years	22,870	22,987

	43,701	44,339
Mortgage-backed securities	72,118	73,398

	$115,819	$117,737

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$3,091	$3,112
Due after one year through five years	272	274
Due after five years through ten years	21,621	21,545
Due after ten years	34,029	33,625

	59,013	58,556
Mortgage-backed securities	22,722	22,605

	$81,735	$81,161

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2002, are as follows:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Securities available for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,767	$308	$	$6,075
U.S. Government agencies and corporations	16,014	435	14	16,435
Obligations of states and political subdivisions	21,920	193	284	21,829
Mortgage-backed and related securities	72,118	1,368	88	73,398

Total	115,819	2,304	386	117,737
Marketable equity securities	714	130	122	722
Other securities	2,911			2,911

Total available for sale	$119,444	$2,434	$508	$121,370

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Securities held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$30,504	$179	$288	$30,395
Obligations of states and political subdivisions	28,509	195	543	28,161
Mortgage-backed and related securities	22,722	115	232	22,605

Total held to maturity	$81,735	$489	$1,063	$81,161

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2001:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Securities available for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,790	$445	$	$6,235
U.S. Government agencies and corporations	13,107	722	3	13,826
Obligations of states and political subdivisions	21,791	228	290	21,729
Mortgage-backed and related securities	74,376	1,676	14	76,038

Total	115,064	3,071	307	117,828
Marketable equity securities	714	116	109	721
Other securities	2,881			2,881

Total available for sale	$118,659	$3,187	$416	$121,430

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Securities held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$25,204	$489	$41	$25,652
Obligations of states and political subdivisions	26,222	189	466	25,945
Mortgage-backed and related securities	20,568	127	137	20,558

Total held to maturity	$71,994	$805	$644	$72,155

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

	CONTRACT OR
	NOTIONAL AMOUNT

	March 31,	December 31,
	2002	2001

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$3,188	$2,321
Variable	30,819	35,242
Standby letters of credit	605	485

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2002	2001

1-4 family residential mortgages	36.8%	37.6%
Commercial mortgages	41.0%	40.6%
Consumer loans	6.6%	7.2%
Commercial loans	11.8%	10.8%
Home equity loans	3.8%	3.8%

     There are no mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2002, or at December 31, 2001.

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001

Loans accounted for on a nonaccrual basis	$1,088	$829

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	None	None

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	134	134

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of March 31, 2002.

	March 31,	March 31,
	2002	2001

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$37	$68

Interest income actually included in income on the loan	22	32

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

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family , consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 2002, there were no loans considered impaired.

     As of March 31, 2002, there were $1,661 in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following is an analysis of the allowance for loan losses for the three month periods ended March 31, 2002 and March 31, 2001:

	2002	2001

Balance at beginning of period	$2,998	$2,974
Loan charge-offs:
1-4 family residential mortgages	—	—
Commercial mortgages	—	—
Consumer loans	59	50
Commercial loans	16	—
Home equity loans	—	3

	75	53

Recoveries on previous loan losses:
1-4 family residential mortgages	—	—
Commercial mortgages	—	—
Consumer loans	20	24
Commercial loans	3	1
Home equity loans	—	—

	23	25

Net charge-offs	(52)	(28)
Provision charged to operations	115	75

Balance at end of period	$3,061	$3,021

Ratio of annualized net charge-offs to average net loans outstanding	0.10%	0.05%

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

     5.) Legal Proceedings:

     The Company’s subsidiary bank was a defendant in federal district court in a class action lawsuit Frank Slentz, et al. v. Cortland Savings and Banking Company, involving purchased interests in two campgrounds. On October 20, 1997 the judge presiding over this case filed a judgment entry dismissing all claims against the Bank without prejudice. The judgment was appealed by the plaintiffs. On March 2, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the decision of the district court to grant summary judgment in favor of the defendant Bank. Plaintiffs have refiled a similar suit in the Common Pleas Court of Trumbull County seeking damages of approximately $4.3 million. Based on the decision of the United States Court of Appeals and the facts of the case, management believes that a reasonable probability exists that the Bank can prevail in Common Pleas Court. While it is not feasible to predict the ultimate resolution of this case, an outcome unfavorable to the Company’s bank subsidiary could have a material effect on the Company’s quarterly and annual operating results for that period.

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

     6.) Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Net Income	$1,442	$1,273
Weighted average common shares outstanding *	3,932,412	3,929,927
Basic earnings per share *	$0.37	$0.32
Diluted earnings per share *	$0.37	$0.32

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2002.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

     7.) Stock Repurchase Program

     On January 23, 2001 the Company’s Board of Directors approved a Stock Repurchase Program (the “2001 Program”) which allowed the Company to repurchase up to 187,000 shares (or approximately 4.9% of the 3,815,125 shares outstanding as of January 31, 2001) of the Company’s outstanding common stock. The program expired February 6, 2002. On January 22, 2002, the Company’s Board of Directors approved a new program (the “2002 Program”) which allows the Company to repurchase up to 193,000 shares (or approximately 4.9% of the 3,943,151 shares outstanding as of January 31, 2002) of the Company’s outstanding common stock. This program will expire not later than February 6, 2003, with results depending on market conditions. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions.

     Repurchase amounts are effected through open market transactions or in privately negotiated agreements in accordance with applicable regulations of the Securities and Exchange Commission. Under the 2001 program based on the value of the Company’s stock on January 31, 2001, the commitment to repurchase the stock over the next year was approximately $3,179. The Company repurchased 5,587 shares between January 1 and February 6, 2002, bringing the total repurchased shares to 51,321 under the 2001 Program. The Company also reissued 21,484 shares to existing shareholders under it’s dividend reinvestment program in January 2002.

     Under the 2002 program, based on the value of the Company’s stock on January 31, 2002, the commitment to repurchase the stock over the next year was $4,053. At March 31, 2002, the remaining commitment to repurchase the stock was approximately $3,766. As of March 31, 2002 the Company had repurchased 19,851 shares under the 2002 Program.

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

     Cash and cash equivalents decreased compared to year end 2001. Operating activities provided cash of $4,507 and $3,367 during the three months ended March 31, 2002 and 2001, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2002 and 2001.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 4.7% for the three months ended March 31, 2002, as compared to 3.6% for the like period during 2001. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) contracted at an annual rate of (0.9)%, reflecting a decline in the estimated fair value of available for sale securities and an increase in the amount and cost of Treasury stock held.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at March 31, 2002 and December 31, 2001.

	March 31,	December 31,
	2002	2001

Tier 1 Capital	$48,830	$48,372
Tier 2 Capital	2,824	2,853

TOTAL QUALIFYING CAPITAL	$51,654	$51,225

Risk Adjusted Total Assets (*)	$225,372	$227,829

Tier 1 Risk-Based Capital Ratio	21.67%	21.23%
Total Risk-Based Capital Ratio	22.92%	22.48%
Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.27%	11.18%

     (*) Includes off-balance sheet exposures.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $433,099 for the three months ended March 31, 2002 and $432,696 for the year ended December 31, 2001.

First Three Months of 2002 as Compared to First Three Months of 2001

     During the first three months of 2002, net interest income after provision for loan losses increased by $327 compared to the first three months of 2001. Total interest income decreased by $688, or 9.1%, from the level recorded in 2001. This was accompanied by a decrease in interest expense of $1,055 or 28.5%, and a $40 increase in the provision for loan losses.

     The average rate paid on interest sensitive liabilities decreased by 131 basis points year-over-year. The average balance of interest sensitive liabilities increased by $1,438 or 0.4%. Compared to the first quarter of last year, average borrowings, primarily with the Federal Home Loan Bank, decreased by $1,039 while the average rate paid on borrowings decreased by 38 basis points, from 5.54% to 5.16%. Average interest bearing demand deposits increased by $2,680, while savings and money market accounts increased by $6,867 and $3,572 respectively. The average rate paid on these products decreased by 121 basis points in the aggregate. The average balance on time deposit products decreased by $10,642, as the average rate paid decreased by 149 basis points, from 6.01% to 4.52%.

     Interest and dividend income on securities registered a decrease of $229, or 7.5%, during the first three months of 2002 when compared to 2001, while on a fully tax equivalent basis income on securities decreased by $143 or 4.4%. The average invested balances increased by 1.6%, increasing by $ 2,983 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 40 basis point decrease in the tax equivalent yield of the portfolio.

     Interest and fees on loans decreased by $429 for the first three months of 2002 compared to 2001. A $330 increase in the average balance of the loan portfolio, or 0.2%, was accompanied by an 87 basis point decrease in the portfolio’s tax equivalent yield.

     Other interest income decreased by $30 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $5,330. The yield on federal funds decreased by 381 basis points reflecting the change in Federal Reserve policy initiated early in 2001. The yield on Federal Funds sold is anticipated to rise late in 2002 as the Federal Reserve is expected to begin to raise the targeted Federal Funds rate by increments of 25 to 50 basis points starting in the fall.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     The tax equivalent yield on earning assets decreased by 76 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.41%, a 40 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 7.84%, down 87 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 112 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin increased to 4.38%, an increase of 36 basis points from that achieved during last year’s first quarter.

     Other income from all sources decreased by $33 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $40 from the same period a year ago. Gains on securities called and gains on the sale of available for sale investment securities decreased by $15 from year ago levels. Fees for other customer services decreased by $53, due mainly to a reduction in deposit account service charge income caused by a restructuring of product offerings to better serve our customers. Other sources of non-recurring non-interest income decreased by $5 from the same period a year ago.

     Loans net of the allowance for losses decreased by $2,035 during the period. Gross loans as a percentage of earning assets stood at 49.3% as of March 31, 2002 as compared to 50.4% on March 31, 2001. The loan to deposit ratio at the end of the first three months of 2002 was 61.2% compared to 62.3% at the end of the same period a year ago. The investment portfolio represented 60.8% of each deposit dollar, up from 58.4% a year ago.

     Loan charge-offs during the first three months were $75 in 2002 and $53 in 2001, while the recovery of previously charged-off loans amounted to $23 in 2002 compared to $25 in 2001. A provision for loan loss of $115 was charged to operations in 2002, compared to $75 charged in 2001. At March 31, 2002, the loan loss allowance of $3,061 represented 1.5 % of outstanding loans. Non accrual loans at March 31, 2002 represented 0.5% of the loan portfolio compared to 0.4% at December 31, 2001 and 0.9% a year ago.

     Total other expenses in the first three months were $2,854 in 2002 compared to $2,746 in 2001, an increase of $108 or 3.9%. Full time equivalent employment during the first three months averaged 167 employees in 2002, a 1.8% increase from the 164 employed in the same quarter of 2001, as the Company expanded its branch network by one office. Salaries and benefits increased by $75 or 4.9% compared to the similar period a year ago, primarily due to the increased cost of benefits, and the opening of the aforementioned new branch in the first quarter of 2002.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     For the first three months of 2002, state and local taxes decreased by $25 or 16.1%. Occupancy and equipment expense remained stable. All other expense categories increased by 10.8% or $58 as a group, with the Company’s new office representing 21% of the increase and certain other non-recurring items accounting for an additional 50% of the total increase.

     Income before income tax expense amounted to $1,865 for the first three months of 2002 compared to $1,679 for the similar period of 2001. The effective tax rate for the first three months was 22.7% in 2002 compared to 24.2% in 2001, resulting in income tax expense of $423 and $406 respectively. Net income for the first three months registered $1,442 in 2002 compared to $1,273 in 2001, representing per share amounts of $0.37 in 2002 and $0.32 in 2001.

Regulatory Matters

     On March 13, 2000, the Board of Governors of the Federal Reserve System approved the Company’s application to become a financial holding company. As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity, as authorized by the Gramm-Leach-Bliley Act of 1999 (The Financial Services Reform Act). Under the Financial Services Reform Act, the Company may continue to claim the benefits of financial holding company status as long as each depository institution that it controls remains well capitalized and well managed. The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of March 31, 2002, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and well managed, in management’s opinion.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

     Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 2001, short term interest rates as measured by U. S. Treasury securities with maturities of one year or less, have increased by 10 to 58 basis points, reflecting the markets concern over possible future increases by the Federal Reserve. Intermediate interest rates, as measured by U.S. Treasury securities with maturities of two to five years, have increased by approximately 54 to 79 basis points. Long term interest rates, as measured by U.S. Treasury securities with maturities of ten to twenty years have increased less dramatically, increasing by approximately 29 to 34 basis points as they are more influenced by federal spending plans, taxation policies and expectations of growth and inflation over a much longer and uncertain planning horizon.

     Over the past twelve months, the Federal Reserve has decreased its target rate for overnight federal funds by 325 basis points. During the quarter ended March 31, 2002, the yield curve steepened as the difference between the yield on the ten year Treasury and the three month Treasury increased to 363 basis points from the 333 basis points at December 31, 2001, with interest rates peaking in the long-end of the Treasury curve.

     The net effect of these changes in the level of interest rates and the shape of the yield curve have had minimal effect on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $345 increase in net interest income for the twelve month horizon subsequent to March 31, 2002 compared to the simulated results for a similar twelve month horizon subsequent to December 31, 2001. The increase in the Company’s net interest income primarily reflects an approximate $10 million increase in the investment portfolio, with an attendant reduction of similar magnitude in cash and cash equivalents, such as overnight federal funds sold.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

     The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2002 and December 31, 2001. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2002 and December 31, 2001. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

	Simulated Net Interest Income (NII) Scenarios
	For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Interest Rates	2003	2002	2003	2002	2003	2002

Graduated increase of +300 basis points	17,171	16,848	(846)	(824)	(4.7)%	(4.7)%
Short term rates unchanged	18,017	17,672
Graduated decrease of -300 basis points	17,468	17,266	(549)	(406)	(3.0)%	(2.3)%

     The Company’s sensitivity to both an increasing and a decreasing rate environment increased marginally, reflecting a slightly larger decline in the Company’s expected net interest income in both cases.

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

CORTLAND BANCORP AND SUBSIDIARIES

PART II — OTHER INFORMATION

(b) Reports on Form 8-K

     Form 8-K was filed with the United States Securities and Exchange Commission, dated February 1, 2002. The 8-K applied to Item 5 — Other Events, per the 8-K instructions, and announced that the Board of Directors had approved a stock repurchase program authorizing the acquisition of up to 4.9% of Cortland Bancorp’s outstanding common stock. No financial statements were filed with this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)

DATED: May 7, 2002	Lawrence A. Fantauzzi Secretary/Treasurer (Chief Financial Officer)

DATED: May 7, 2002	Rodger W. Platt Chairman and President (Duly Authorized Officer)