Form 10-Q
period 2002-06-30
CORTLAND BANCORP INC
filed 2002-08-14
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2002

Common Stock, No Par Value	3,897,892 Shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	2

	Consolidated Statements of Income - Six months ended June 30, 2002 and 2001	3

	Consolidated Statement of Shareholders' Equity - Six months ended June 30, 2002	4

	Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements June 30, 2002	6 - 16

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17 - 23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24 - 25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27 - 28

Signatures		29

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	JUNE 30, 2002	DECEMBER 31, 2001

ASSETS
Cash and due from banks	$11,705	$11,970
Federal funds sold	7,550	14,750

Total cash and cash equivalents	19,255	26,720

Investment securities available for sale (Note 2)	120,763	121,430
Investment securities held to maturity (approximate market value of $ 87,611 in 2002 and $72,155 in 2001) (Note 2)	86,498	71,994
Total loans (Note 4)	202,394	206,255
Less allowance for loan losses (Note 4)	(3,013)	(2,998)

Net loans	199,381	203,257

Premises and equipment	5,618	5,710
Other assets	11,047	10,810

Total assets	$442,562	$439,921

LIABILITIES
Noninterest-bearing deposits	$53,408	$53,229
Interest-bearing deposits (Note 6)	286,930	284,432

Total deposits	340,338	337,661

Federal Home Loan Bank advances and other borrowings	47,836	49,362
Other liabilities	2,631	2,374

Total liabilities	390,805	389,397

Commitments and contingent liabilities (Notes 8 & 16)

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,003,702 shares in 2002 and 4,003,702 in 2001 (Note 1)	20,020	20,020
Additional paid-in capital (Note1)	11,012	10,945
Retained earnings	20,431	19,172
Accumulated other comprehensive income (loss) (Note 1)	2,257	1,834
Treasury stock, at cost, 96,428 shares in 2002 and 81,626 shares in 2001	(1,963)	(1,447)

Total shareholders’ equity (Notes 15 and 17)	51,757	50,524

Total liabilities and shareholders’ equity	$442,562	$439,921

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$3,943	$4,433	$7,948	$8,867
Interest and dividends on investment securities:
Taxable interest income	878	981	1,645	2,169
Nontaxable interest income	620	498	1,221	940
Dividends	49	81	89	153
Interest on mortgage-backed securities	1,357	1,419	2,768	2,765
Other interest income	54	111	100	187

Total interest income	6,901	7,523	13,771	15,081

INTEREST EXPENSE
Deposits	1,976	2,974	4,004	5,996
Borrowed funds	624	662	1,245	1,344

Total interest expense	2,600	3,636	5,249	7,340

Net interest income	4,301	3,887	8,522	7,741
Provision for loan losses	60	25	175	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,241	3,862	8,347	7,641

OTHER INCOME
Fees for other customer services	338	386	652	753
Investment securities gains - net	63	48	174	174
Gain on sale of loans - net	24	82	74	92
Other non-interest income	180	125	318	268

Total other income	605	641	1,218	1,287

OTHER EXPENSES
Salaries and employee benefits	1,614	1,447	3,225	2,983
Net occupancy expense	216	207	434	419
Equipment expense	304	321	603	626
State and local taxes	129	155	259	310
Office supplies	77	82	186	209
Marketing expense	42	31	86	51
Other operating expenses	475	437	918	828

Total other expenses	2,857	2,680	5,711	5,426

INCOME BEFORE FEDERAL INCOME TAXES	1,989	1,823	3,854	3,502

Federal income taxes	450	434	873	840

NET INCOME	$1,539	$1,389	$2,981	$2,662

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.39	$0.35	$0.76	$0.68

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.39	$0.35	$0.76	$0.68

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2002	$20,020	$10,945	$19,172	$1,834	($1,447)	$50,524

Comprehensive income:

Net income			2,981			2,981

Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				423		423

Total comprehensive income						3,404

Common stock transactions:
Shares sold
Treasury shares reissued		67			608	675
Treasury shares purchased					(1,124)	(1,124)
Cash dividends declared			(1,722)			(1,722)

BALANCE AT JUNE 30, 2002	$20,020	$11,012	$20,431	$2,257	($1,963)	$51,757

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	$538

Less: Reclassification adjustment for net gains realized in net income, net of tax	115

Net unrealized gains on available- for-sale securities, net of tax	$423

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,

	2002	2001

NET CASH FLOWS FROM OPERATING ACTIVITIES	$3,199	$3,511

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(31,163)	(15,511)
Purchases of securities available for sale	(16,525)	(16,939)
Proceeds from sales of securities available for sale
Proceeds from call, maturity and principal payments on securities	34,515	33,488
Net decrease (increase) in loans made to customers	3,701	(3,499)
Proceeds from disposition of other real estate	167
Proceeds from sale of fixed assets	0	10
Purchase of premises and equipment	(339)	(440)

Net cash flows from investing activities	(9,644)	(2,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	2,677	6,255
Net increase (decrease) in borrowings	(1,526)	591
Dividends paid	(1,722)	(1,680)
Purchases of treasury stock	(1,124)	(591)
Treasury shares reissued	675	749

Net cash flows from financing activities	(1,020)	5,324

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,465)	5,944

CASH AND CASH EQUIVALENTS
Beginning of period	26,720	14,887

End of period	$19,255	$20,831

SUPPLEMENTAL DISCLOSURES
Interest paid	$5,307	$7,409
Income taxes paid	$950	$875

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

       1.)       Management Representation:

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

       2.)       Reclassifications:

       Certain items contained in the 2001 financial statements have been reclassified to conform to the presentation for 2002. Such reclassifications had no effect on the net results of operations.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

       Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	SIX MONTHS		THREE MONTHS
	June 30,		June 30,
	2002	2001	2002	2001

Proceeds on securities sold	$0	$0	$0	$0
Gross realized gains	0	0	0	0
Gross realized losses	0	0	0	0

Proceeds on securities called	$11,020	$8,660	$5,960	$3,915
Gross realized gains	174	174	63	48
Gross realized losses	0	0	0	0

        Securities available for sale, carried at fair value, totalled $120,763 at June 30, 2002 and $121,430 at December 31, 2001 representing 58.3% and 62.8%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

       Investment securities with a carrying value of approximately $41,028 at June 30, 2002 and $41,739 at December 31, 2001 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

       The amortized cost and estimated market value of debt securities at June 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	AMORTIZED	ESTIMATED
Investment securities available for sale	COST	FAIR VALUE

Due in one year or less	$3,121	$3,174
Due after one year through five years	5,781	6,055
Due after five years through ten years	14,346	14,900
Due after ten years	22,925	23,496

	46,173	47,625
Mortgage-backed securities	67,519	69,481

	$113,692	$117,106

	AMORTIZED	ESTIMATED
Investment securities held to maturity	COST	FAIR VALUE

Due in one year or less	$2,300	$2,312
Due after one year through five years	262	268
Due after five years through ten years	22,167	22,653
Due after ten years	37,130	37,506

	61,859	62,739
Mortgage-backed securities	24,639	24,872

	$86,498	$87,611

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

       The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2002, are as follows:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Securities available for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,744	$466	$	$6,210
U.S. Government agencies and corporations	18,177	730	2	18,905
Obligations of states and political subdivisions	22,252	350	92	22,510
Mortgage-backed and related securities	67,519	1,984	22	69,481

Total	113,692	3,530	116	117,106
Marketable equity Securities	715	122	122	715
Other securities	2,942			2,942

Total available for sale	$117,349	$3,652	$238	$120,763

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Securities held for maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$33,262	$591	$16	$33,837
Obligations of states and political subdivisions	28,597	448	143	28,902
Mortgage-backed and related securities	24,639	247	14	24,872

Total held to maturity	$86,498	$1,286	$173	$87,611

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

	CONTRACT OR
	NOTIONAL AMOUNT

	June 30,	December 31,
	2002	2001

Financial instruments whose contract
amount represents credit risk:
Commitments to extend credit:
Fixed rate	$2,313	$2,321
Variable	36,172	35,242
Standby letters of credit	611	485

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

       The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2002	2001

1–4 family residential mortgages	36.3%	37.6%
Commercial mortgages	42.3%	40.6%
Consumer loans	5.9%	7.2%
Commercial loans	11.3%	10.8%
Home equity loans	4.2%	3.8%

       There are no mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2002, or at December 31, 2001.

       The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2002 and December 31, 2001:

	June 30,	December 31,
	2002	2001

Loans accounted for on a nonaccrual basis	$1,230	$829

Loans contractually past due
90 days or more as to
interest or principal
payments (not included in
nonaccrual loans above)	None	None

Loans considered troubled debt
restructurings (not included
in nonaccrual loans or loans
contractually past due above)	133	134

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

       The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring as of June 30, 2002.

	June 30,	June 30,
	2002	2001

Gross interest income that would have been recorded
if the loans had been current in accordance with
their original terms	$ 77	$ 118
Interest income actually included in income on the loan	36	61

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

       Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 2002, there were no loans considered impaired.

       As of June 30, 2002, there were $1,494 in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

       The following is an analysis of the allowance for loan losses for the sixmonth periods ended June 30, 2002 and June 30, 2001:

	2002	2001

Balance at beginning of period	$2,998	$2,974
Loan charge-offs:
1-4 family residential mortgages	–	–
Commercial mortgages	–	–
Consumer loans	93	96
Commercial loans	117	–
Home equity loans	–	3

	210	99

Recoveries on previous loan losses:
1 - 4 family residential mortgages	–	–
Commercial mortgages	–	–
Consumer loans	41	37
Commercial loans	9	2
Home equity loans	–	2

	50	41

Net charge-offs	(160)	(58)

Provision charged to operations	175	100

Balance at end of period	$3,013	$3,016

Ratio of annualized net charge-offs to average loans outstanding	0.16%	0.06%

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

       6.)       Earnings Per Share and Capital Transactions:

       The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2002	2001	2002	2001

Net Income	$1,539	$1,389	$2,981	$2,662
Weighted average common shares outstanding *	3,921,889	3,928,033	3,927,122	3,928,975

Basic earnings per share *	$0.39	$0.35	$0.76	$0.68
Diluted earnings per share *	$0.39	$0.35	$0.76	$0.68

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2002.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

       7.)       Stock Repurchase Program

       On January 23, 2001 the Company’s Board of Directors approved a Stock Repurchase Program (the “2001 Program”), which allowed the Company to repurchase up to 187,000 shares (or approximately 4.9% of the 3,815,125 shares outstanding as of January 31, 2001) of the Company’s outstanding common stock. The program expired February 6, 2002. On January 22, 2002, the Company’s Board of Directors approved a new program (the “2002 Program”) which allows the Company to repurchase up to 193,000 shares (or approximately 4.9% of the 3,943,151 shares outstanding as of January 31, 2002) of the Company’s outstanding common stock. This program will expire not later than February 6, 2003, with results depending on market conditions. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions.

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

       Under the 2002 program, based on the value of the Company’s stock on January 31, 2002, the commitment to repurchase the stock over the next year was $4,053. At June 30, 2002, the remaining commitment to repurchase the stock was approximately $3,825. As of June 30, 2002 the Company had repurchased 42,719 shares under the 2002 Program. The Company also reissued 12,020 shares to existing shareholders under its 2002 program.

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

       Cash and cash equivalents decreased compared to year-end 2001. Operating activities provided cash of $3,199 and $3,511 during the six months ended June 30, 2002 and 2001, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 2002 and 2001.

Capital Resources

       The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 5.1% for the six months ended June 30, 2002, as compared to 4.1% for the like period during 2001. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) was at an annual rate of 4.9%, reflecting a growth in the estimated fair value of available for sale securities and an increase in the amount and cost of Treasury stock held.

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

       The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and nontraditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at June 30, 2002 and December 31, 2001.

	June 30, 2002	December 31, 2001

Tier 1 Capital	$49,200	$48,372
Tier 2 Capital	2,815	2,853

TOTAL QUALIFYING CAPITAL	$52,015	$51,225

Risk Adjusted Total Assets (*)	$225,008	$227,829

Tier 1 Risk-Based Capital Ratio	21.87%	21.23%

Total Risk-Based Capital Ratio	23.12%	22.48%

Tier 1 Risk-Based Capital to Average Assets
(Leverage Capital Ratio)	11.28%	11.18%

(*) Includes off-balance sheet exposures.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

       Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $436,146 for the six months ended June 30, 2002 and $432,696 for the year ended December 31, 2001.

First Six Months of 2002 as Compared to First Six Months of 2001

       During the first six months of 2002, net interest income after provision for loan losses increased by $706 compared to the first six months of 2001. Total interest income decreased by $1,310 or 8.7%, from the level recorded in 2001. This was accompanied by a decrease in interest expense of $2,091 or 28.5%, and a $75 increase in the provision for loan losses.

       The average rate paid on interest sensitive liabilities decreased by 129 basis points year-over-year. The average balance of interest sensitive liabilities increased by $1,918 or 0.6%. Compared to the first six months of last year, average borrowings, primarily with the Federal Home Loan Bank, decreased by $1,460 while the average rate paid on borrowings decreased by 25 basis points, from 5.4% to 5.2%. Average interest bearing demand deposits increased by $2,803, while savings and money market accounts increased by $7,474 and $2,918 respectively. The average rate paid on these products decreased by 118 basis points in the aggregate. The average balance on time deposit products decreased by $9,817 as the average rate paid decreased by 152 basis points, from 5.9% to 4.4%.

       Interest and dividend income on securities registered a decrease of $304, or 5.0%, during the first six months of 2002 when compared to 2001, while on a fully tax equivalent basis income on securities decreased by $152 or 2.4%. The average invested balances increased by 3.1%, increasing by $ 6,015 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 36 basis point decrease in the tax equivalent yield of the portfolio.

       Interest and fees on loans decreased by $919 for the first six months of 2002 compared to 2001. A $2,813 decrease in the average balance of the loan portfolio, or 1.4%, was accompanied by an 81 basis point decrease in the portfolio’s tax equivalent yield.

       Other interest income decreased by $87 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $3,913. The yield on federal funds decreased by 219 basis points reflecting the change in Federal Reserve policy initiated early in 2001. The yield on Federal Funds sold is anticipated to remain stable throughout the balance of 2002 as the Federal Reserve awaits convincing evidence that the economic recovery is sustainable.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

       Other income from all sources decreased by $69 from the same period a year ago. Gains on 1–4 residential mortgage loans in the secondary mortgage market decreased by $18 from the same period a year ago. Gains on securities called and gains on the sale of available for sale investment securities remained the same as year ago levels. Fees for other customer services decreased by $101, due mainly to a reduction in deposit account service charge income resulting from a restructuring of product offerings to better serve our customers. Other sources of non-recurring non-interest income increased by $50 from the same period a year ago.

       Loan charge-offs during the first six months were $210 in 2002 and $99 in 2001, while the recovery of previously charged-off loans amounted to $50 in 2002 compared to $41 in 2001. A provision for loan loss of $175 was charged to operations in 2002, compared to $100 charged in 2001. At June 30, 2002, the loan loss allowance of $3,013 represented 1.5% of outstanding loans. Non accrual loans at June 30, 2002 represented 0.6% of the loan portfolio compared to 0.4% at December 31, 2001 and 0.7% a year ago.

       Total other expenses in the first six months were $5,711 in 2002 compared to $5,426 in 2001, an increase of $285 or 5.3%. Full time equivalent employment during the first six months averaged 169 employees in 2002, a 1.2% increase from the 167 employed in the same quarter of 2001, as the Company expanded its branch network by one office. Salaries and benefits increased by $242 or 8.1% compared to the similar period a year ago, primarily due to the increased cost of benefits, and the opening of the aforementioned new branch in the first quarter of 2002. Excluding the new office, total expenses were up 2.7% over last year.

       For the first six months of 2002, state and local taxes decreased by $51 or 16.5%. Occupancy and equipment expense remained stable, decreasing by $8 or 0.1%. All other expense categories increased by 9.4% or $102 as a group, with the Company’s new office and certain other non-recurring items accounting for the increase.

       Income before income tax expense amounted to $3,854 for the first six months of 2002 compared to $3,502 for the similar period of 2001. The effective tax rate for the first six months was 22.7% in 2002 compared to 24.0% in 2001, resulting in income tax expense of $873 and $840 respectively. Net income for the first six months registered $2,981 in 2002 compared to $2,662 in 2001, representing per share amounts of $0.76 in 2002 and $0.68 in 2001.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Second Quarter of 2002 as compared to Second Quarter 2001

       During the second quarter of 2002 net interest income after provision for loan losses increased by $379 as compared to second quarter 2001. Average earning assets increased by 1.4% while average interest-bearing liabilities increased by 0.7%. Average loans decreased by 2.8%, while average investments increased by 4.7%.

       The tax equivalent yield on earning assets decreased by 66 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.4% a 32 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 7.8%, down 77 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 128 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin increased to 4.4%, an increase of 39 basis points from that achieved during last year’s second quarter, and more in line with the Company's recent historical performance over the past ten years.

       Loans net of the allowance for losses decreased by $6,012 during the period. Gross loans as a percentage of earning assets stood at 48.5% as of June 30, 2002 as compared to 50.4% on June 30, 2001. The loan to deposit ratio at the end of the first six months of 2002 was 59.5% compared to 62.0% at the end of the same period a year ago. The investment portfolio represented 60.9% of each deposit dollar, up from 58.1% a year ago.

       Loan charge-offs during the second quarter were $135 in 2002 and $46 in 2001, while the recovery of previously charged-off loans amounted to $27 during the second quarter of 2002 compared to $16 in the same period of 2001.

       Other income for the quarter decreased by $36 or 5.6% compared to the same period a year ago. The net gain on loans sold during the quarter amounted to $24 compared to $82 a year ago. There were $63 in gains on investment and trading securities transactions in the second quarter of 2002 compared to the $48 gain realized in 2001. Fees from other customer services decreased by $48, primarily due to the restructuring of deposit product offerings earlier in the year. Income from non-recurring items increased by $55 from the level of a year ago.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

       Total other expenses in the second quarter were $2,857 in 2002 and $2,680 in 2001, an increase of $177 or 6.6%. Employee salaries and benefits increased by $167 or 11.5%, reflecting a 22% increase in the cost of providing group medical coverage and payroll costs associated with staffing the Company’s newest office. Occupancy and equipment expense showed an $8 decrease. Other expenses as a group increased by $18 or 2.6% compared to the same period last year.

       Income before tax for the quarter increased by 9.1% to $1,989 in 2002 from the $1,823 recorded in 2001. Net income for the quarter of $1,539 represented a 10.8% increase from the $1,389 earned a year ago. Earnings per share amounted to $0.39 and $0.35 for the second quarter of 2002 and 2001 respectively.

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

       The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of June 30, 2002, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and well managed, in management’s opinion.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

       Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 2001, short-term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have increased by 1 basis point at the one month horizon and decreased by 4 to 11 basis points in the three to twelve month horizon, reflecting a decrease in the market’s concern over imminent increases by the Federal Reserve. Intermediate interest rates, as measured by U.S. Treasury securities with maturities of two to five years, have decreased by 17 to 29 basis points as investors avoided the distress in global equity markets and sought the quality and safety of the U.S. Treasury market. Long-term interest rates as measured by U.S. Treasury securities with maturities of ten to twenty years also declined reflecting diminished long-run inflation concerns.

       Over the past twelve months, the Federal Reserve has decreased its target rate for overnight federal funds by 200 basis points. During the quarter ended June 30, 2002, the yield curve became slightly less steep as the difference between the yield on the ten-year Treasury and the three-month Treasury decreased to 316 basis points from the 333 basis points at December 31, 2001, with interest rates continuing to peak in the long-end of the Treasury curve.

       The net effect of these changes in the level of interest rates and the shape of the yield curve have had minimal effect on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $54 increase in net interest income for the twelve month horizon subsequent to June 30, 2002 compared to the simulated results for a similar twelve month horizon subsequent to December 31, 2001.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

       The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2002 and December 31, 2001. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2002 and December 31, 2001. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

	Simulated Net Interest Income (NII) Scenarios
	For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Changes in Interest Rates	2003	2002	2003	2002	2003	2002

Graduated increase of +300 basis points	17,091	16,848	(635)	(824)	(3.6)%	(4.7)%
Short term rates unchanged	17,726	17,672
Graduated decrease of -300 basis points	17,162	17,266	(564)	(406)	(3.2)%	(2.3)%

       The Company’s sensitivity to a decreasing rate environment increased marginally, reflecting a slightly larger decline in the Company’s expected net interest income, while sensitivity to the rising rate environment decreased with a smaller decline in net interest income expected. Overall, the Company’s sensitivity to a change in interest rates is now more balanced, with simulated net interest income declining by 3.6% in the case of rising rates and 3.2% in the case of falling rates.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note (5) of the financial statements.

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a.) On April 16, 2002, Cortland Bancorp held its annual meeting of shareholders.
(b.) The following directors were elected for three-year terms ending in 2005.
Lawrence A. Fantauzzi

David C. Cole

Directors whose term of office continued after the annual meeting:
George A. Gessner

James E. Hoffman III

Timothy K. Woofter

William A. Hagood

K. Ray Mahan

Rodger W. Platt

Richard B. Thompson

(c.) At the close of business on the record date, 3,927,314 Cortland Bancorp shares were outstanding and entitled to vote.

The result of the election of directors was as follows:

	Votes	Votes
	Cast	Cast	Votes
	For	Against	Abstained

Lawrence A. Fantauzzi	2,779,882	26,885	0

David C. Cole	2,750,754	71,253	0

CORTLAND BANCORP AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

2. Not applicable

4. Not applicable

10. Not applicable

11. See Note (6) of the Financial Statements

15. Not applicable

18. Not applicable

19. Not applicable

22. Not applicable

23. Not applicable

24. Not applicable

99.1 Certifications of Chief Executive Officer and Chief Financial Officer (Filed herewith)

CORTLAND BANCORP AND SUBSIDIARIES

PART II - OTHER INFORMATION

(b)	Reports on Form 8-K

               Form 8-K was filed with the United States Securities and -Exchange Commission, dated February 1, 2002. The 8-K applied to Item 5 - Other Events, per the 8-K instructions, and announced that the Board of Directors had approved a stock repurchase program authorizing the acquisition of up to 4.9% of Cortland Bancorp’s outstanding common stock. No financial statements were filed with this report.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp

(Registrant)

DATED: August 7, 2002	Lawrence A. Fantauzzi

Secretary/Treasurer
(Chief Financial Officer)

DATED: August 7, 2002	Rodger W. Platt

Chairman and President
(Duly Authorized Officer)