Form 10-Q
period 2002-09-30
CORTLAND BANCORP INC
filed 2002-11-15
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2002

Commission file number      0-13814

Cortland Bancorp

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1451118 (I.R.S. Employer Identification Number)

194 West Main Street, Cortland, Ohio (Address of principal executive offices)	44410 (Zip Code)

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

Yes    X      NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2002

Common Stock, No Par Value	3,887,678 Shares

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets — September 30, 2002 and December 31, 2001	2

	Consolidated Statements of Income — Nine months ended September 30, 2002 and 2001	3

	Consolidated Statement of Shareholders’ Equity — Nine months ended September 30, 2002	4

	Consolidated Statements of Cash Flows — Nine months ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements September 30, 2002	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24-25

Item 4.	Controls and Procedures	26

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27-28

Signatures		29

CERTIFICATIONS		30-31

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

ASSETS

Cash and due from banks	$12,347	$11,970

Federal funds sold	14,050	14,750

Total cash and cash equivalents	26,397	26,720

Investment securities available for sale (Note 2)	118,462	121,430

Investment securities held to maturity (approximate market value of $86,246 in 2002 and $72,155 in 2001) (Note 2)	83,973	71,994

Total loans (Note 4)	198,938	206,255

Less allowance for loan losses (Note 4)	(3,117)	(2,998)

Net loans	195,821	203,257

Premises and equipment	5,430	5,710

Other assets	11,167	10,810

Total assets	$441,250	$439,921

LIABILITIES

Noninterest-bearing deposits	$53,260	$53,229

Interest-bearing deposits (Note 6)	283,699	284,432

Total deposits	336,959	337,661

Federal Home Loan Bank advances and other borrowings	47,607	49,362

Other liabilities	3,658	2,374

Total liabilities	388,224	389,397

Commitments and contingent liabilities (Notes 8 & 16)

SHAREHOLDERS’ EQUITY

Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,003,702 shares in 2002 and 4,003,702 in 2001 (Note 1)	20,020	20,020

Additional paid-in capital (Note 1)	11,070	10,945

Retained earnings	21,202	19,172

Accumulated other comprehensive income (loss) (Note 1)	3,277	1,834

Treasury stock, at cost, 116,261 shares in 2002 and 81,626 shares in 2001	(2,543)	(1,447)

Total shareholders’ equity (Notes 15 and 17)	53,026	50,524

Total liabilities and shareholders’ equity	$441,250	$439,921

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

INTEREST INCOME

Interest and fees on loans	$3,832	$4,485	$11,780	$13,352

Interest and dividends on investment securities:

Taxable interest income	865	874	2,510	3,043

Nontaxable interest income	620	515	1,841	1,455

Dividends	41	62	130	215

Interest on mortgage-backed securities	1,319	1,484	4,087	4,249

Other interest income	58	83	158	270

Total interest income	6,735	7,503	20,506	22,584

INTEREST EXPENSE

Deposits	1,847	2,783	5,851	8,779

Borrowed funds	614	656	1,859	2,000

Total interest expense	2,461	3,439	7,710	10,779

Net interest income	4,274	4,064	12,796	11,805

Provision for loan losses	160	75	335	175

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,114	3,989	12,461	11,630

OTHER INCOME

Fees for other customer services	369	386	1,021	1,139

Investment securities gains — net	40	125	214	299

Gain on sale of loans — net	70	47	144	139

Other non-interest income	367	150	685	418

Total other income	846	708	2,064	1,995

OTHER EXPENSES

Salaries and employee benefits	1,618	1,460	4,843	4,443

Net occupancy and equipment expense	526	544	1,563	1,589

State and local taxes	130	156	389	466

Office supplies	88	98	274	307

Marketing expense	47	37	133	88

Other operating expenses	428	388	1,346	1,216

Total other expenses	2,837	2,683	8,548	8,109

INCOME BEFORE FEDERAL INCOME TAXES	2,123	2,014	5,977	5,516

Federal income taxes	491	498	1,364	1,338

NET INCOME	$1,632	$1,516	$4,613	$4,178

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.42	$0.39	$1.18	$1.06

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.42	$0.39	$1.18	$1.06

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS'
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2002	$20,020	$10,945	$19,172	$1,834	($1,447)	$50,524

Comprehensive income:

Net income			4,613			4,613

Other comprehensive income, net of tax:

Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				1,443		1,443

Total comprehensive income						6,056

Common stock transactions:

Shares sold Treasury shares reissued		125			811	936

Treasury shares purchased					(1,907)	(1,907)

Cash dividends declared			(2,583)			(2,583)

BALANCE AT SEPTEMBER 30, 2002	$20,020	$11,070	$21,202	$3,277	($2,543)	$53,026

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax				$1,584

Less: Reclassification adjustment for net gains realized in net income, net of tax				141

Net unrealized gains on available- for-sale securities, net of tax				$1,443

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

NET CASH FLOWS FROM OPERATING ACTIVITIES	$5,703	$3,849

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities held to maturity	(43,153)	(18,465)

Purchases of securities available for sale	(22,783)	(30,891)

Proceeds from sales of securities available for sale	1,305	3,998

Proceeds from call, maturity and principal payments on securities	57,718	53,990

Net (increase) decrease in loans made to customers	7,101	(8,273)

Proceeds from disposition of other real estate	167	0

Proceeds from sale of fixed assets	0	78

Purchase of premises and equipment	(370)	(551)

Net cash flows from investing activities	(15)	(114)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (decrease) increase in deposit accounts	(702)	1,199

Net (decrease) increase in borrowings	(1,755)	1,328

Dividends paid	(2,583)	(2,516)

Purchase of treasury stock	(1,907)	(747)

Treasury shares reissued	936	994

Net cash flows from financing activities	(6,011)	258

NET CHANGE IN CASH AND CASH EQUIVALENTS	(323)	3,993

CASH AND CASH EQUIVALENTS

Beginning of period	26,720	14,887

End of period	$26,397	$18,880

SUPPLEMENTAL DISCLOSURES

Interest paid	$7,782	$10,876

Income taxes paid	$1,375	$1,300

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

         1.)   Management Representation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

         Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	NINE MONTHS		THREE MONTHS
	September 30,		September 30,

	2002	2001	2002	2001

Proceeds on securities sold	$1,305	$3,998	$1,305	$3,998

Gross realized gains	130	230	130	230

Gross realized losses	114	155	114	155

Proceeds on securities called	$14,730	$14,901	$3,710	$6,241

Gross realized gains	198	224	24	50

Gross realized losses	0	0	0	0

         Securities available for sale, carried at fair value, totalled $118,462 at September 30, 2002 and $121,430 at December 31, 2001 representing 58.5% and 62.8%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

         Investment securities with a carrying value of approximately $39,183 at September 30, 2002 and $41,739 at December 31, 2001 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

         The amortized cost and estimated market value of debt securities at September 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$3,026	$3,075

Due after one year through five years	5,086	5,474

Due after five years through ten years	13,659	14,365

Due after ten years	22,802	24,237

	44,573	47,151

Mortgage-backed securities	65,925	68,195

	$110,498	$115,346

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$2,109	$2,113

Due after one year through five years	242	253

Due after five years through ten years	17,717	18,184

Due after ten years	35,676	37,244

	55,744	57,794

Mortgage-backed securities	28,229	28,452

	$83,973	$86,246

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

         The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2002, are as follows:

		GROSS	GROSS	ESTIMATED
Securities available	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,117	$663	$	$5,780

U.S. Government agencies and corporations	17,335	961	1	18,295

Obligations of states and political subdivisions	22,121	956	1	23,076

Mortgage-backed and related securities	65,925	2,296	26	68,195

Total	110,498	4,876	28	115,346

Marketable equity securities	28	113		141

Other securities	2,975			2,975

Total available for sale	$113,501	$4,989	$28	$118,462

		GROSS	GROSS	ESTIMATED
Securities held	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$25,645	$591	$25	$26,211

Obligations of states and political subdivisions	30,099	1,506	22	31,583

Mortgage-backed and related securities	28,229	255	32	28,452

Total held to maturity	$83,973	$2,352	$79	$86,246

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

         4.)   Concentration of Credit Risk and Off Balance Sheet Risk:

         The Company currently does not enter into derivative financial instruments including futures, forwards, interest rate risk swaps, option contracts, or other financial instruments with similar characteristics. The Company also does not participate in any partnerships or other special purpose entities that might give rise to off-balance sheet liabilities.

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

	CONTRACT OR
	NOTIONAL AMOUNT

	September 30,	December 31,
	2002	2001

Financial instruments whose contract amount represents credit risk:

Commitments to extend credit:

Fixed rate	$1,492	$2,321

Variable	36,482	35,242

Standby letters of credit	605	485

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

         The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2002	2001

1-4 family residential mortgages	35.6%	37.6%

Commercial mortgages	43.0%	40.6%

Consumer loans	5.4%	7.2%

Commercial loans	11.8%	10.8%

Home equity loans	4.2%	3.8%

         There are $1,412 in mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2002, and none at December 31, 2001. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.

         The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001

Loans accounted for on a nonaccrual basis	$2,063	$829

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	None	None

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	131	134

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

         The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the nine months ended September 30, 2002 and 2001.

	September 30,	September 30,
	2002	2001

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$152	$221

Interest income actually included in income on the loan	75	159

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

         Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 2002 and also at December 31, 2001, there were no loans considered impaired.

         As of September 30, 2002, there were $2,710 and as of December 31, 2001, there were $1,504 in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

         The following is an analysis of the allowance for loan losses for the nine-month periods ended September 30, 2002 and September 30, 2001:

	2002	2001

Balance at beginning of period	$2,998	$2,974

Loan charge-offs:

1-4 family residential mortgages	57	—

Commercial mortgages	—	—

Consumer loans	127	123

Commercial loans	117	26

Home equity loans	—	3

	301	152

Recoveries on previous loan losses:

1-4 family residential mortgages	—	5

Commercial mortgages	—	—

Consumer loans	74	47

Commercial loans	11	3

Home equity loans	—	2

	85	57

Net charge-offs	(216)	(95)

Provision charged to operations	335	175

Balance at end of period	$3,117	$3,054

Ratio of annualized net charge-offs to average loans outstanding	0.14%	0.06%

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

         5.)   Legal Proceedings:

         Since 1993 the Company’s subsidiary bank has been a defendant in a class action lawsuit, Frank Slentz, et al. v. Cortland Savings and Banking Company, involving purchased interests in two campgrounds.

         On September 30, 2002 the registrant received notice that The Court of Common Pleas in Trumbull County, Ohio had ordered the dismissal of all Plaintiffs’ claims in Slentz, et al (Plaintiffs) versus Cortland Savings and Banking Company (Defendant), and a related case, McDonagh, et al (Plaintiffs) versus Cortland Savings and Banking Company (Defendant), and granted registrant’s subsidiary bank, Cortland Savings and Banking Company, Summary Judgment on all counts of Plaintiffs’ Complaint in both cases.

         These two class action cases originated in 1993 with filings in the Northern District of Ohio Eastern Division of the Federal Court system. In addition to their alleged Federal claims, Plaintiffs had alleged State law claims which were included as pendent causes of action. On October 20, 1997 the federal judge presiding over these cases filed a judgment entry dismissing all federal claims against the registrant’s subsidiary bank without prejudice. The judgment of the district court was appealed by Plaintiffs. On March 2, 1999 the United States Court of Appeals for the Sixth Circuit affirmed the decision of the district court to grant summary judgment in favor of the defendant bank and dismissing all of Plaintiffs’ Federal Claims. While awaiting the ruling of the Sixth Circuit Court of Appeals, the Plaintiffs asserted their alleged State law claims by filing suit in the Common Pleas Court of Trumbull County seeking damages of approximately $4.3 million.

         Plaintiffs have filed notice that they will appeal the judgment rendered by the Common Pleas Court of Trumbull County. While it is not feasible to predict the ultimate resolution of this matter, an outcome unfavorable to the Company’s bank subsidiary could have a material effect on the Company’s quarterly and annual operating results for that period in which such a judgment might be rendered. It remains the Company’s intent to vigorously defend these actions.

         The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters is not expected to have any material effect on the Company.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

         6.)   Earnings Per Share and Capital Transactions:

         The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,

	2002	2001	2002	2001

Net Income	$1,632	$1,516	$4,613	$4,178

Weighted average common shares outstanding *	3,898,870	3,925,931	3,917,601	3,927,949

Basic earnings per share *	$0.42	$0.39	$1.18	$1.06

Diluted earnings per share *	$0.42	$0.39	$1.18	$1.06

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2002.

         7.)   Stock Repurchase Program

         On January 23, 2001 the Company’s Board of Directors approved a Stock Repurchase Program (the “2001 Program”), which allowed the Company to repurchase up to 187,000 shares (or approximately 4.9% of the 3,815,125 shares outstanding as of January 31, 2001) of the Company’s outstanding common stock. The program expired February 6, 2002. On January 22, 2002, the Company’s Board of Directors approved a new program (the “2002 Program”), which allows the Company to repurchase up to 193,000 shares (or approximately 4.9% of the 3,943,151 shares outstanding as of January 31, 2002) of the Company’s outstanding common stock. This program will expire not later than February 6, 2003, with results depending on market conditions. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions.

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

         Under the 2002 Program, based on the value of the Company’s stock on January 31, 2002, the commitment to repurchase the stock over the next year was $4,053. At September 30, 2002, the remaining commitment to repurchase the stock was approximately $3,132. As of September 30, 2002 the Company had repurchased 72,544 shares under the 2002 Program. During the 2002 Program, the Company has also reissued 22,012 shares to existing shareholders through its dividend reinvestment program.

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

Note Regarding Forward-looking Statements

         In addition to historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or similar terminology identify forward-looking statements. These statements reflect management’s beliefs and assumptions, and are based on information currently available to management. Economic circumstances, the Company’s operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates either nationally or in the Company’s market area; changes in customer preferences and consumer behavior; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity such as expectations regarding the rate of inflation or deflation, currency exchange rates, and other factors influencing market volatility; unforeseen risks associated with other global economic, political and financial factors. While actual results may differ significantly from the results discussed in the forward-looking statements, the Company undertakes no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

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

         Cash and cash equivalents decreased compared to year-end 2001. Operating activities provided cash of $5,703 and $3,849 during the nine months ended September 30, 2002 and 2001, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 2002 and 2001.

Capital Resources

         The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 5.4% for the nine months ended September 30, 2002, as compared to 4.6% for the like period during 2001. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) was at an annual rate of 6.6%.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001

Tier 1 Capital	$49,459	$48,372

Tier 2 Capital	2,839	2,853

TOTAL QUALIFYING CAPITAL	$52,298	$51,225

Risk Adjusted Total Assets (*)	$222,705	$227,829

Tier 1 Risk-Based Capital Ratio	22.21%	21.23%

Total Risk-Based Capital Ratio	23.48%	22.48%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.33%	11.18%

(*)	Includes off-balance sheet exposures.

         Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $436,608 for the nine months ended September 30, 2002 and $432,696 for the year ended December 31, 2001.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

First Nine Months of 2002 as Compared to First Nine Months of 2001

         During the first nine months of 2002, net interest income after provision for loan losses increased by $831 compared to the first nine months of 2001. Total interest income decreased by $2,078 or 9.2%, from the level recorded in 2001. This was accompanied by a decrease in interest expense of $3,069 or 28.5%, and a $160 increase in the provision for loan losses.

         The average rate paid on interest sensitive liabilities decreased by 125 basis points year-over-year. The average balance of interest sensitive liabilities increased by $1,433 or 0.4%. Compared to the first nine months of last year, average borrowings decreased by $1,730 while the average rate paid on borrowings decreased by 20 basis points, from 5.4% to 5.2%. Average interest bearing demand deposits increased by $2,878, while savings and money market accounts increased by $7,204 and $2,278 respectively. The average rate paid on these products decreased by 106 basis points in the aggregate. The average balance on time deposit products decreased by $9,197 as the average rate paid decreased by 151 basis points, from 5.8% to 4.3%.

         Interest and dividend income on securities registered a decrease of $394, or 4.4%, during the first nine months of 2002 when compared to 2001, while on a fully tax equivalent basis income on securities decreased by $186 or 1.9%. The average invested balances increased by 3.9%, increasing by $7,418 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 38 basis point decrease in the tax equivalent yield of the portfolio.

         Interest and fees on loans decreased by $1,572 for the first nine months of 2002 compared to 2001. A $5,389 decrease in the average balance of the loan portfolio, or 2.6%, was accompanied by an 80 basis point decrease in the portfolio’s tax equivalent yield.

         Other interest income decreased by $112 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $4,009. The yield on federal funds decreased by 259 basis points reflecting the eleven rate reductions engineered by the Federal Reserve during 2001. The yield on Federal Funds sold is anticipated to decline by an additional 25 to 50 basis points in the fourth quarter of 2002 as the Federal Reserve responds to emerging economic weakness by cutting rates to ensure that the economic recovery remains sustainable.

         Other income from all sources increased by $69 from the same period a year ago. Gains on 1-4 residential mortgage loans in the secondary mortgage market increased by $5 from the same period a year ago.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Gains on securities called and net gains on the sale of available for sale investment securities decreased by $85 from year ago levels. Fees for other customer services decreased by $118 due mainly to a reduction in deposit account service charge income resulting from a restructuring of product offerings to better serve customers. Other sources of non-recurring non-interest income increased by $267 from the same period a year ago, due mostly to a $241 franchise tax refund resulting from amending prior year filings.

         Reflecting the impact of weakened economic conditions, loan charge-offs during the first nine months were $301 in 2002 in contrast to $152 in 2001, while the recovery of previously charged-off loans amounted to $85 in 2002 compared to $57 in 2001. A provision for loan loss of $335 was charged to operations in 2002, compared to the $175 charged in 2001. Non accrual loans at September 30, 2002 represented 1.0% of the loan portfolio compared to 0.4% at December 31, 2001 and 0.9% a year ago. At September 30, 2002, the loan loss allowance of $3,117 represented 1.6% of outstanding loans.

         Total other expenses in the first nine months were $8,548 in 2002 compared to $8,109 in 2001, an increase of $439 or 5.4%. Full time equivalent employment during the first nine months averaged 168 employees in 2002, a 1.2% increase from the 166 employed in the same period of 2001, as the Company expanded its branch network by one office. Salaries and benefits increased by $400 or 9.0% compared to the similar period a year ago, primarily due to the increased cost of benefits, and the opening of the aforementioned new branch in the first quarter of 2002. Excluding the new office, total personnel expenses were up 6.7% over last year.

         For the first nine months of 2002, state and local taxes decreased by $77 or 16.5%, reflecting a change in the State’s interpretation and application of the franchise tax law. Occupancy and equipment expense decreased by $26 or 1.6%. All other expense categories increased by 8.8% or $142 as a group, with the Company’s new office and certain other non-recurring items accounting for the bulk of the increase. Excluding the new office, total expenses were up 2.9% over last year.

         Income before income tax expense amounted to $5,977 for the first nine months of 2002 compared to $5,516 for the similar period of 2001. The effective tax rate for the first nine months was 22.8% in 2002 compared to 24.3% in 2001, resulting in income tax expense of $1,364 and $1,338 respectively. Net income for the first nine months registered $4,613 in 2002 compared to $4,178 in 2001, representing per share amounts of $1.18 in 2002 and $1.06 in 2001.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Third Quarter of 2002 as compared to Third Quarter 2001

         During the third quarter of 2002 net interest income after provision for loan losses increased by $125 as compared to third quarter 2001. Average earning assets increased by 1.0% while average interest-bearing liabilities increased by 0.1%. Average loans decreased by 5.0%, while average investments increased by 5.4%.

         The tax equivalent yield on earning assets decreased by 72 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 6.3% a 41 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 7.7%, down 73 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 118 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin increased to 4.4%, an increase of 24 basis points from that achieved during last year’s third quarter, and more closely in line with the Company’s historical performance over the past ten years.

         Loans net of the allowance for losses decreased by $14,271 during the period. Gross loans as a percentage of earning assets stood at 47.9% as of September 30, 2002 as compared to 51.8% on September 30, 2001. The loan to deposit ratio at the end of the first nine months of 2002 was 59.0% compared to 64.4% at the end of the same period a year ago. The investment portfolio represented 60.1% of each deposit dollar, up from 57.4% a year ago.

         Reflecting soft economic conditions, loan charge-offs during the third quarter were $91 in 2002 and $53 in 2001, while the recovery of previously charged-off loans amounted to $35 during the third quarter of 2002 compared to $16 in the same period of 2001. The Company’s provision for loan losses during the quarter was increased to $160 from $75 a year ago.

         Other income for the quarter increased by $138 or 19.5% compared to the same period a year ago. The net gain on loans sold during the quarter amounted to $70 compared to $47 a year ago. There were $40 in net gains on investment and trading securities transactions in the third quarter of 2002 compared to the $125 net gain realized in 2001. Fees from other customer services decreased by $17, primarily due to the restructuring of deposit product offerings earlier in the year. Other non-interest income increased by $217 primarily due to a $241 franchise tax refund from amending prior years’ filings.

         Total other expenses in the third quarter were $2,837 in 2002 and $2,683 in 2001, an increase of $154 or 5.7%. Employee salaries and benefits increased by $158 or 10.8%, reflecting the impact of an earlier 21% increase in the cost of providing group medical coverage and payroll costs associated with staffing the Company’s newest office.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Occupancy and equipment expense showed an $18 decrease while state and local taxes declined by $10. Other expenses as a group increased by $24 or 4.6% compared to the same period last year. Excluding the Company’s newest office opened earlier this year, total expenses were up 3.4% over the same period a year ago.

         Income before tax for the quarter increased by 5.4% to $2,123 in 2002 from the $2,014 recorded in 2001. Net income for the quarter of $1,632 represented a 7.7% increase from the $1,516 earned a year ago. Earnings per share amounted to $0.42 and $0.39 for the third quarter of 2002 and 2001, respectively.

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

         The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of September 30, 2002, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and well managed, in management’s opinion.

         In June 1998, FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under recently cleared Derivatives Implementation Group (DIG) Statement 133 Implementation Issue C13, “Scope Exceptions: When a Loan Commitment is Included in the Scope of Statement 133,” the issuer (but not the holder) must apply Statement 133 to loan commitments related to the origination or acquisition of mortgage loans that will be held for resale. The guidance is effective the first day of a reporting entity’s first fiscal quarter beginning after April 10, 2002 (that is, July 1, 2002, for the Company). The adoption of this guidance does not have a current impact on the Company’s financial statements.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

         Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 2001, short-term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have decreased by 8 to 64 basis points, reflecting continued economic weakness and the markets anticipation of further cuts by the Federal Reserve. Intermediate interest rates, as measured by U.S. Treasury securities with maturities of two to five years, have decreased by 135 to 175 basis points. Long-term interest rates as measured by U.S. Treasury securities with maturities of ten to twenty years also declined, falling by 99 to 144 basis points reflecting diminished long-run inflation concerns and heightened risk aversion on the part of investors.

         Over the past twelve months, the Federal Reserve has decreased its target rate for overnight federal funds by 125 basis points. Through the quarter ended September 30, 2002, the yield curve has continued to flatten as the difference between the yield on the ten-year Treasury and the three-month Treasury has decreased to 206 basis points from the 333 basis points at December 31, 2001. Interest rates continue to peak in the long-end of the Treasury curve.

         The net effect of these changes in the level of interest rates and the shape of the yield curve have had minimal effect on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $58 increase in net interest income for the twelve month horizon subsequent to September 30, 2002 compared to the simulated results for a similar twelve month horizon subsequent to December 31, 2001.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

         The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2002 and December 31, 2001. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2002 and December 31, 2001. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

	Simulated Net Interest Income (NII) Scenarios
	For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII

Changes in	Sept.30,	Dec. 31,	Sept 30,	Dec. 31,	Sept. 30,	Dec. 31,
Interest Rates	2003	2002	2003	2002	2003	2002

Graduated increase of +300 basis points	16,954	16,848	(776)	(824)	(4.4)%	(4.7)%

Short term rates unchanged	17,730	17,672

Graduated decrease of -300 basis points	16,917	17,266	(813)	(406)	(4.6)%	(2.3)%

         The Company’s sensitivity to a decreasing rate environment increased marginally, reflecting a slightly larger decline in the Company’s expected net interest income, while sensitivity to the rising rate environment decreased with a smaller decline in net interest income expected. Overall, the Company’s sensitivity to a change in interest rates is now more balanced, with simulated net interest income declining by 4.4% in the case of rising rates and 4.6% in the case of falling rates.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures; The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive, chief financial, and other senior officers of the Company have concluded that the Company’s disclosure controls and procedures were adequate and sufficiently effective to ensure that information required to be disclosed is gathered, analyzed and reported with adequate timeliness, accuracy and completeness.

Changes in internal controls; The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

PART II — OTHER INFORMATION (CONTINUED)

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

Cortland Bancorp (Registrant)

Lawrence A. Fantauzzi
DATED: November 7, 2002	Secretary/Treasurer (Chief Financial Officer)

DATED: November 7, 2002	Rodger W. Platt
Chairman and President (Chief Executive Officer)

CERTIFICATIONS

I, Rodger W. Platt, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Cortland Bancorp;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002.

	/s/	Rodger W. Platt

Rodger W. Platt Title: Chief Executive Officer

I, Lawrence A. Fantauzzi, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Cortland Bancorp;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

	/s/	Lawrence A. Fantauzzi

Lawrence A. Fantauzzi, Title: Chief Financial Officer