Form 10-K
period 2002-12-31
CORTLAND BANCORP INC
filed 2003-03-28
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

Commission file number 0-13814

Cortland Bancorp

(Exact name of registrant as specified in its charter)

Ohio	34-14511184

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

l94 West Main Street Cortland, Ohio	44410

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 637-8040

Securities registered pursuant to Section l2(b) of the Act: None

Securities registered pursuant to Section l2(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K [x].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] NO [   ]

Based upon the closing price of the registrant’s common stock of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $90,178,858. For purposes of this response directors and executive officers are considered the affiliates of the issuer at that date.

The number of shares outstanding of the issuer’s classes of common stock were as of March 20, 2002: 3,986,094

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders Report for the year ended December 31, 2002 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the annual shareholders meeting to be held April 15, 2003 are incorporated by reference into Part III.

CORTLAND BANCORP
FORM 10-K
2002

INDEX

Page

Part I
Item l	Business:

	General	I-2

	Statistical Disclosure	I-3

Item 2.	Properties	I-6

Item 3.	Legal Proceedings	I-6

Item 4.	Submission of Matters to a Vote of Security Holders	I-7

	Executive Officers of the Registrant	I-7

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	II-1

Item 6.	Selected Financial Data	II-1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-1

Item 7A	Quantitative and Qualitative Disclosure About Market Risk	II-1

Item 8.	Financial Statements and Supplementary Data	II-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	II-1

Part III

Item l0.	Directors and Executive Officers of the Registrant	III-1

Item ll	Executive Compensation	III-1

Item l2.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1

Item l3.	Certain Relationships and Related Transactions	III-1

Item l4.	Controls and Procedures	III-1

Part IV

Item l5.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	IV-1
Signatures		IV-2

Index to Exhibits		IV-3

Certifications		IV-4 & IV-5

PART I

Item 1. Business

General

THE CORPORATION

     Information relating to Item 1 — Business General — THE CORPORATION — is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

CORTLAND BANKS

     Information relating to Item 1 — Business General — CORTLAND BANKS — is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

NEW RESOURCES LEASING COMPANY

     Information relating to Item 1 — Business General — NEW RESOURCES LEASING COMPANY — is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

SUPERVISION AND REGULATION

     Information relating to Item 1 — Business General — SUPERVISION AND REGULATION — is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

COMPETITION

     Information relating to Item 1 — Business General — COMPETITION — is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

EMPLOYEES

     Information relating to Item 1 — Business General — EMPLOYEES — is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

AVAILABLE INFORMATION

     The Company files an annual report on Form 10K, quarterly reports on Form 10Q, current reports on Form 8K and amendments to those reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or (15)d of the Exchange Act. The Company’s Internet address is www.cortland-banks.com. The Company makes available through this address, free of charge, the reports filed, as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Information relating to FORWARD-LOOKING STATEMENTS — is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 30, and is incorporated herein by reference.

Statistical Disclosure

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND
INTEREST DIFFERENTIAL

     Information relating to I — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 2002 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

		Pages in 2002
		Annual Report
		to Shareholders

A.	Average Balance Sheet - December 31, 2002, 2001 and 2000	28 & 29

B.	Analysis of Net Interest Earnings - Years ending December 31, 2002, 2001 and 2000	28 & 29

C.	Rate and Volume Analysis - 2002 change from 2001 and 2001 change from 2000	33

II. INVESTMENT PORTFOLIO

     Information relating to II — Investment Portfolio is set forth in the Corporation’s 2002 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

		Pages in 2002
		Annual Report
		to Shareholders

A.	Book value of investments - December 31, 2002, 2001 and 2000	40

B.	Summary of securities held - December 31, 2002	40 & 41

C.	N/A

III. LOAN PORTFOLIO (ALL DOMESTIC)

A. TYPES OF LOANS

     Information relating to III — Loan Portfolio — A. Types of Loans is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 37, Loan Portfolio and is incorporated herein by reference.

B. MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES

     Information relating to III — Loan Portfolio — B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 37, Loan Portfolio and is incorporated herein by reference.

C. RISK ELEMENTS

     Information relating to III — Loan Portfolio — C. Risk Elements, is set forth in the Corporation’s 2002 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2002
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

Information relating to IV — Summary of Loan Loss Experience — A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 2002 Annual Report to Shareholders, Pages 35 and 36, Loan Loss Experience and is incorporated herein by reference.

B.	Breakdown of the Allowance for Loan Losses

Information relating to IV — Summary of Loan Loss Experience — B. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 2002 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2002
Annual Report
to Shareholders

Breakdown of the Allowance for Loan Losses	36

Percentage of loans in each category	37

Loan Commitments and Lines of Credit	19

V. DEPOSITS (ALL DOMESTIC)

A.	Average Deposits and Average Rates Paid on Deposit Categories

Information relating to V — Deposits — A. Average Deposits and Rates is set forth in the Corporation’s 2002 Annual Report to Shareholders, Pages 28 & 29, Three Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.

B.	Not applicable

C.	Not applicable

D.	Summary of Time Deposits of $100,000 or More

Information relating to V — Deposits — D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 2002 Annual Report to Shareholders, Page 17, Note 6, Deposits and is incorporated herein by reference.

VI. RETURN ON EQUITY AND ASSETS

     Information relating to VI — Return on Equity and Assets is set forth in the Corporation’s 2002 Annual Report to Shareholders, page 27, Selected Financial Data and is incorporated herein by reference.

Item 2. Properties

CORTLAND BANCORP’S PROPERTY

     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2002 Annual Report to Shareholders, page 4, Brief Description of the Business — CORTLAND BANCORP — and is incorporated herein by reference.

CORTLAND BANKS’ PROPERTY

     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2002 Annual Report to Shareholders, page 4, Brief Description of the Business, THE CORTLAND SAVINGS AND BANKING COMPANY — and is incorporated herein by reference.

     Information relating to Item 2 — Properties — Location of Offices is set forth in the Corporation’s 2002 Annual Report to Shareholders, page 52, Cortland Banks Offices and Locations and is incorporated herein by reference.

Item 3. Legal Proceedings

     Information relating to Item 3 — Legal Proceedings — is set forth in the Corporation’s 2002 Annual Report to Shareholders, page 25, Note 16, Litigation and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

     The names, ages and positions of the executive officers as of March 20, 2003 are as follows:

Name	Age	Position Held

Rodger W. Platt	67	Chairman of the Board, President and Director

Lawrence A. Fantauzzi	55	Senior Vice President, Controller, Secretary, Treasurer Chief Financial Officer and Director

James M. Gasior	43	Senior Vice President, Chief of Lending and Administration

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

     James M. Gasior has been Senior Vice President of Lending and Administration of Cortland Bancorp and its subsidiary bank, since April 1999. He had previously been Senior Vice President and Chief Operations Officer from April 1996 through March 1999, and Vice President and Chief Operations Officer of Cortland Bancorp and subsidiary from June 1993 through March 1996. He became a Director of New Resources Leasing Company in November 1995.

PART II

     Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s 2002 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

		Pages in 2002
		Annual Report
		to Shareholders

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	49

	Discussion of Dividend Restrictions	25

Item 6.	Selected Financial Data	27

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-48

Item 7A	Quantitative and Qualitative Disclosures About Market Risk	44-45, 47-48

Item 8.	Financial Statements and Accompanying Information	1-29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

	None

II-1

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to directors of the Corporation will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 15, 2003. Such information is incorporated herein by reference. Information required by Items 401 and 406 can be found on Pages 2-14 and information required by Item 405 can be found on pages 16-17 Information relating to executive officers of the Corporation is set forth in Part I.

Item 11. Executive Compensation

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 15, 2003. Such information is incorporated herein by reference. See pages 6-10 and 15.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     None

Item 13. Certain Relationships and Related Transactions

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 15, 2003. Such information is incorporated herein by reference. See pages 3 - 5 & 9.

Item 14. Controls and Procedures

     Evaluation of disclosure controls and procedures: The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive, chief financial, and other senior officers of the Company have concluded that the Company’s disclosure controls and procedures were adequate and sufficiently effective to ensure that information required to be disclosed is gathered, analyzed and reported with adequate timeliness, accuracy and completeness.

     Changes in internal controls: The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

III-1

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Financial Statements

Included in Part II of this report:

Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s 2002 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

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

No reports on Form 8-K were filed for the three months ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 25, 2003 Date	By /s/ Rodger W. Platt, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rodger W. Platt	Chairman of the Board, President and Director (Principal Executive Officer)	March 25, 2003 Date

/s/ David C. Cole	Director	March 25, 2003 Date

/s/ George E. Gessner	Director	March 25, 2003 Date

/s/ William A. Hagood	Director	March 25, 2003 Date

/s/ James E. Hoffman, III	Director	March 25, 2003 Date

/s/ Richard B. Thompson	Director	March 25, 2003 Date

/s/ K. Ray Mahan	Director	March 25, 2003 Date

/s/ Lawrence A. Fantauzzi	Senior Vice President, Controller, Secretary, Treasurer Chief Financial Officer and Director	March 25, 2003 Date

/s/ James M. Gasior	Senior Vice President, Chief of Lending and Administration	March 25, 2003 Date

INDEX TO EXHIBITS

     The following exhibits are filed or incorporated by reference as part of this report:

3.i.	Articles of Incorporation of the Corporation as currently in effect and any amendments thereto, (incorporated by reference to Registrant’s Registration Statement on Form S-3 filed on October 28, 1993, exhibit A).

3.ii.	Bylaws and/or Code of Regulations of the Corporation as currently in effect (incorporated herein by reference to Registrant’s Registration Statement on Form S-3 on October 28, 1993, exhibit B).

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Bylaws as referenced in 3.l. and 3.2.

11	Statement regarding computation of earnings per share (filed herewith).

13	Annual Report to security holders (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consents of experts and counsel — Consent of independent accountants (filed herewith).

99.1	Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

     Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Lawrence A. Fantauzzi, Secretary, Cortland Bancorp, l94 West Main Street, Cortland, Ohio 444l0.

CERTIFICATIONS

I, Rodger W. Platt, certify that:

1.     I have reviewed this annual report on Form 10-K of Cortland Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003.

/s/ Rodger W. Platt Rodger W. Platt Title: Chief Executive Officer

I, Lawrence A. Fantauzzi, certify that:

1.     I have reviewed this annual report on Form 10-K of Cortland Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003

/s/ Lawrence A. Fantauzzi Lawrence A. Fantauzzi, Title: Chief Financial Officer