Form 10-Q
period 2003-03-31
CORTLAND BANCORP INC
filed 2003-05-15
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2003

Commission file number	0-13814

Cortland Bancorp (Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1451118 (I.R.S. Employer Identification Number)

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

Yes   X                NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X                NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2003

Common Stock, No Par Value	3,984,206 Shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets — March 31, 2003 and December 31, 2002	2

	Consolidated Statements of Income — Three months ended March 31, 2003 and 2002	3

	Consolidated Statement of Shareholders’ Equity — Three months ended March 31, 2003	4

	Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements March 31, 2003	6 — 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 — 23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24 — 25

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27 — 28

Signatures		29

CERTIFICATIONS		30 — 31

\

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2003	2002

ASSETS
Cash and due from banks	$12,325	$12,571
Federal funds sold	14,100	20,000

Total cash and cash equivalents	26,425	32,571

Trading account securities	2,787
Investment securities available for sale (Note 2)	113,452	115,795
Investment securities held to maturity (approximate market value of $90,667 in 2003 and $85,957 in 2002) (Note 2)	88,803	84,108

Total loans (Note 4)	193,208	191,477
Less allowance for loan losses (Note 4)	(3,082)	(3,134)

Net loans	190,126	188,343

Premises and equipment	5,139	5,277
Other assets	12,228	11,504

Total assets	$438,960	$437,598

LIABILITIES
Noninterest-bearing deposits	$56,026	$55,745
Interest-bearing deposits (Note 6)	278,690	280,013

Total deposits	334,716	335,758

Federal Home Loan Bank advances and other borrowings	45,642	46,669
Other liabilities	6,616	3,132

Total liabilities	386,974	385,559

Commitments and contingent liabilities (Notes 8 & 16)

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,123,437 shares in 2003 and 4,123,437 in 2002 (Note 1)	20,617	20,617
Additional paid-in capital (Note 1)	13,394	13,323
Retained earnings	18,397	17,810
Accumulated other comprehensive income (loss) (Note 1)	2,799	3,165
Treasury shares at cost, 141,516 in 2003 and 131,544 in 2002	(3,221)	(2,876)

Total shareholders’ equity (Notes 15 and 17)	51,986	52,039

Total liabilities and shareholders’ equity	$438,960	$437,598

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

INTEREST INCOME
Interest and fees on loans	$3,396	$4,005
Interest and dividends on investment securities:
Taxable interest income	706	767
Nontaxable interest income	654	601
Dividends	29	40
Interest on mortgage-backed securities	1,087	1,411
Interest on trading account securities	13
Other interest income	53	46

Total interest income	5,938	6,870

INTEREST EXPENSE
Deposits	1,516	2,028
Borrowed funds	581	621

Total interest expense	2,097	2,649

Net interest income	3,841	4,221
Provision for loan losses	75	115

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,766	4,106

OTHER INCOME
Fees for other customer services	330	314
Investment securities gains — net	268	111
Trading securities gains — net	120
Gain on sale of loans — net	136	50
Other non-interest income	116	138

Total other income	970	613

OTHER EXPENSES
Salaries and employee benefits	1,665	1,611
Net occupancy and equiptment expense	486	517
State and local taxes	132	130
Office supplies	86	109
Marketing expense	47	44
Other operating expenses	478	443

Total other expenses	2,894	2,854

INCOME BEFORE FEDERAL INCOME TAXES	1,842	1,865
Federal income taxes	380	423

NET INCOME	$1,462	$1,442

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.37	$0.36

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.37	$0.36

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.22

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS'
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2003	$20,617	$13,323	$17,810	$3,165	($2,876)	$52,039

Comprehensive Income:

Net income			1,462			1,462

Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				(366)		(366)

Total comprehensive income						1,096

Common stock transactions:
Shares sold Treasury shares reissued		71			450	521
Treasury shares purchased					(795)	(795)
Cash dividends declared			(875)			(875)

BALANCE AT MARCH 31, 2003	$20,617	$13,394	$18,397	$2,799	($3,221)	$51,986

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	($189)

Less: Reclassification adjustment for net gains realized in net income, net of tax	177

Net unrealized gains on available- for-sale securities, net of tax	($366)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 (Dollars in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

NET CASH FLOWS FROM OPERATING ACTIVITIES	$2,764	$4,507

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(19,611)	(20,023)
Purchases of securities available for sale	(13,474)	(9,254)
Proceeds from sales of securities available for sale	2,511
Proceeds from call, maturity and principal payments on securities	27,652	18,813
Net decrease (increase) in loans made to customers	(2,748)	1,920
Proceeds from disposition of other real estate	21	167
Purchase of premises and equipment	(43)	(306)

Net cash flows from investing activities	(5,692)	(8,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(1,042)	(3,774)
Net decrease in borrowings	(1,027)	(41)
Dividends paid	(875)	(860)
Purchases of treasury stock	(795)	(549)
Treasury shares reissued	521	416

Net cash flows from financing activities	(3,218)	(4,808)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,146)	(8,984)

CASH AND CASH EQUIVALENTS
Beginning of period	32,571	26,720

End of period	$26,425	$17,736

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,101	$2,726
Income taxes paid	$0	$0

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     1.)     Management Representation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

     2.)     Reclassifications:

     Certain items contained in the 2002 financial statements have been reclassified to conform to the presentation for 2003. Such reclassifications had no effect on the net results of operations.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS	THREE MONTHS
	March 31, 2003	March 31, 2002

Proceeds on securities sold	$2,511	$0
Gross realized gains	159
Gross realized losses

Proceeds on securities called	$7,840	$5,060
Gross realized gains	109	111
Gross realized losses

     Securities available for sale, carried at fair value, totalled $113,452 at March 31, 2003 and $115,795 at December 31, 2002 representing 56.1% and 57.9%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

     Investment securities with a carrying value of approximately $33,636 at March 31, 2003 and $38,126 at December 31, 2002 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated market value of debt securities at March 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$5,101	$5,123
Due after one year through five years	6,588	6,834
Due after five years through ten years	20,391	21,046
Due after ten years	24,149	25,446

	56,229	58,449
Mortgage-backed securities	49,927	51,831

	$106,156	$110,280

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$616	$618
Due after one year through five years	207	214
Due after five years through ten years	11,621	12,022
Due after ten years	37,691	39,006

	50,135	51,860
Mortgage-backed securities	38,668	38,807

	$88,803	$90,667

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2003, are as follows:

	GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,075	$577	$	$4,652
U.S. Government agencies and corporations	22,511	987	1	23,497
Obligations of states and political subdivisions	21,946	771	3	22,714
Mortgage-backed and related securities	49,927	1,934	30	51,831
Corporate securities	7,697	24	135	7,586

Total debt securities	106,156	4,293	169	110,280
Marketable equity securities	28	111		139
Other securities	3,033			3,033

Total available for sale	$109,217	$4,404	$169	$113,452

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$18,654	$488	$22	$19,120
Obligations of states and political subdivisions	31,481	1,322	63	32,740
Mortgage-backed and related securities	38,668	246	107	38,807

Total held to maturity	$88,803	$2,056	$192	$90,667

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2002:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,093	$592	$	$5,685
U.S. Government agencies and corporations	25,585	1,150	1	26,734
Obligations of states and political subdivisions	22,032	723	17	22,738
Mortgage-backed and related securities	55,261	2,256	26	57,491

Total debt securities	107,971	4,721	44	112,648
Marketable equity securities	28	113		141
Other securities	3,006			3,006

Total available for sale	$111,005	$4,834	$44	$115,795

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$22,190	$645	$	$22,835
Obligations of states and political subdivisions	31,517	1,078	81	32,514
Mortgage-backed and related securities	30,401	237	30	30,608

Total held to maturity	$84,108	$1,960	$111	$85,957

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

	CONTRACT OR
	NOTIONAL AMOUNT

	March 31,	December 31,
	2003	2002

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$3,860	$859
Variable	33,548	36,890
Standby letters of credit	838	615

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2003	2002

1-4 family residential mortgages	31.0%	33.6%
Commercial mortgages	47.8%	45.4%
Consumer loans	4.6%	5.1%
Commercial loans	12.5%	11.5%
Home equity loans	4.1%	4.4%

     There are $1,132 in mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2003, and $2,022 at December 31, 2002. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

Loans accounted for on a nonaccrual basis	$1,151	$1,406

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	None	None

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	24	26

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the three months ended March 31, 2003 and 2002.

	March 30,	March 31,
	2003	2002

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$27	$37
Interest income actually included in income on the loan	6	22

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

     A loan is returned to accrual status when either all of the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion collectable, or when it otherwise becomes well secured and in the process of collection. When a loan is charged-off, any interest accrued but not collected on the loan is charged against earnings.

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 2003 the recorded investment in impaired loans was $1,482 while the related portion of the allowance for loan losses was $425. At December 31, 2002, there were no loans considered impaired.

     There were $1,884 as of March 31, 2003, and $2,058 as of December 31, 2002, in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following is an analysis of the allowance for loan losses for the three-month periods ended March 31, 2003 and March 31, 2002:

	2003	2002

Balance at beginning of period	$3,134	$2,998
Loan charge-offs:
1-4 family residential mortgages	—	—
Commercial mortgages	—	—
Consumer loans	57	59
Commercial loans	99	16
Home equity loans	—	—

	156	75

Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—
Commercial mortgages	—	—
Consumer loans	26	20
Commercial loans	3	3
Home equity loans	—	—

	29	23

Net charge-offs	(127)	(52)

Provision charged to operations	75	115

Balance at end of period	$3,082	$3,061

Ratio of annualized net charge-offs to average loans outstanding	0.26%	0.10%

     The increase in charge-offs during the first quarter of 2003 primarily reflects an impaired commercial loan credit for which a specific loss reserve had previously been established. Collateral securing this credit is in the process of being liquidated. This collateral liquidation will be completed prior to the end of the next fiscal quarter, and while additional charge-offs are anticipated, sufficient reserves exist to absorb any deficiency.

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

     Plaintiffs have filed an appeal of the judgment rendered by the Common Pleas Court of Trumbull County. While it is not feasible to predict the ultimate resolution of this matter, an outcome unfavorable to the Company’s bank subsidiary could have a material effect on the Company’s quarterly and annual operating results for that period in which such a judgment might be rendered. It remains the Company’s intent to vigorously defend these actions.

     The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

     6.)     Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED
	March 31,
	2003	2002

Net Income	$1,462	$1,442
Weighted average common shares outstanding *	3,993,748	4,050,306
Basic earnings per share *	$0.37	$0.36
Diluted earnings per share *	$0.37	$0.36

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2003.

     7.)     Stock Repurchase Program

     On January 23, 2001, the Company’s Board of Directors approved a Stock Repurchase Program (the “2001 Program”), which allowed the Company to repurchase up to 187,000 shares (or approximately 4.9% of the 3,815,125 shares outstanding as of January 31, 2001) of the Company’s outstanding common stock. The program expired February 6, 2002. On January 22, 2002, the Company’s Board of Directors approved a new program (the “2002 Program”), which allowed the Company to repurchase up to 193,000 shares (or approximately 4.9% of the 3,943,151 shares outstanding as of January 31, 2002) of the Company’s outstanding common stock. This program expired on February 6, 2003. On January 28, 2003, the Company’s Board of Directors once again approved a new program (the “2003 Program”) which allows the Company to repurchase up to 196,000 shares (or approximately 4.9% of the 3,998,191 shares outstanding as of January 28, 2003) of the Company’s outstanding common stock. This program will expire not later than February 6, 2004, with results depending on market conditions. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions.

     Repurchase amounts are effected through open market transactions or in privately negotiated agreements in accordance with applicable regulations of the Securities and Exchange Commission. Under the 2001 program based on the value of the Company’s stock on January 31, 2001, the commitment to repurchase the stock over the next year was approximately $3,179. The Company repurchased 51,321 shares under the 2001 Program.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

     Under the 2002 Program, based on the value of the Company’s stock on January 31, 2002, the commitment to repurchase the stock over the next year was $4,053. The Company repurchased 19,745 shares between January 1 and February 6, 2003, bringing the total repurchased shares to 114,073 under the 2002 Program. The Company also reissued 20,592 shares to existing shareholders through its dividend reinvestment program in January 2003, bringing the total number of shares reissued during the 2002 Program to 52,647.

     Under the 2003 Program, based on the value of the Company’s stock on January 28, 2003, the commitment to repurchase the stock over the next twelve months was $5,037. As of March 31, 2003, the Company has repurchased 10,819 shares under the 2003 Program. Based on the price of the Company’s stock at March 31, 2003, the remaining commitment to repurchase the stock was approximately $5,046.

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

     Cash and cash equivalents decreased compared to year-end 2002. Operating activities provided cash of $2,764 and $4,507 during the three months ended March 31, 2003 and 2002, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2003 and 2002.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 4.7% for the three months ended both March 31, 2003 and March 31, 2002. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) declined slightly, contracting at an annual rate of (0.4)%.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002

Tier 1 Capital	$48,915	$48,593
Tier 2 Capital	2,951	2,822

TOTAL QUALIFYING CAPITAL	$51,866	$51,415

Risk Adjusted Total Assets (*)	$231,937	$221,332
Tier 1 Risk-Based Capital Ratio	21.09%	21.95%
Total Risk-Based Capital Ratio	22.36%	23.23%
Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.44%	11.12%

(*) Includes off-balance sheet exposures.

     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $427,664 for the three months ended March 31, 2003 and $437,149 for the year ended December 31, 2002.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

First Three Months of 2003 as Compared to First Three Months of 2002

     During the first three months of 2003, net interest income after provision for loan losses decreased by $340 compared to the first three months of 2002. Total interest income decreased by $932 or 13.6%, from the level recorded in 2002. This was accompanied by a decrease in interest expense of $552 or 20.8%, and a $40 decrease in the provision for loan losses.

     The average rate paid on interest sensitive liabilities decreased by 61 basis points year-over-year. The average balance of interest sensitive liabilities decreased by $8,732 or 2.6%. Compared to the first three months of last year, average borrowings decreased by $3,503 while the average rate paid on borrowings increased by 4 basis points, from 5.16% to 5.20%. Average interest bearing demand deposits increased by $1,251, while savings and money market accounts decreased by $2,700. The average rate paid on these products decreased by 53 basis points in the aggregate. The average balance on time deposit products decreased by $7,988 as the average rate paid decreased by 75 basis points, from 4.52% to 3.77%.

     Interest and dividend income on securities registered a decrease of $343, or 12.2%, during the first three months of 2003 when compared to 2002, while on a fully tax equivalent basis income on securities decreased by $319 or 10.3%. The average invested balances increased by 0.4%, increasing by $836 over the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 63 basis point decrease in the tax equivalent yield of the portfolio.

     Interest and fees on loans decreased by $609 for the first three months of 2003 compared to 2002. A $13,383 decrease in the average balance of the loan portfolio, or 6.5%, was accompanied by a 67 basis point decrease in the portfolio’s tax equivalent yield.

     Interest on trading account securities measured $13 at March 31, 2003. Trading account securities had an average balance of $955 and a yield of 5.68% in the first three months of 2003. There was no trading account activity in the first three months of 2002. Other interest income increased by $7 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $7,056. The yield on federal funds decreased by 51 basis points compared to 2002.

     The composite tax equivalent yield on earning assets decreased by 76 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 5.78%, a 63 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 7.17%, down 67 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 61 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin decreased to 4.1%, a decrease of 25 basis points from that achieved during last year’s first quarter.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Other income from all sources increased by $357 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $86 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $157 from year ago levels. Gains on trading account securities in 2003 were $120, with no activity recorded in 2002. Fees for other customer services increased by $16. Other sources of non-recurring non-interest income decreased by $22 from the same period a year ago.

     Loans net of the allowance for losses decreased by $11,096 during the period March 31, 2002 to March 31, 2003. Gross loans as a percentage of earning assets stood at 48.5% as of March 31, 2003 as compared to 49.3% on March 31, 2002. The loan to deposit ratio at the end of the first three months of 2003 was 57.8% compared to 61.2% at the end of the same period a year ago. The investment portfolio represented 60.4% of each deposit dollar, down slightly from 60.8% a year ago.

     Reflecting the impact of weakened economic conditions, loan charge-offs during the first three months were $156 in 2003 in contrast to $75 in 2002, while the recovery of previously charged-off loans amounted to $29 in 2003 compared to $23 in 2002. A provision for loan loss of $75 was charged to operations in 2003, compared to the $115 charged in 2002. Non-accrual loans at March 31, 2003 represented 0.6% of the loan portfolio compared to 0.7% at December 31, 2002 and 1.5% a year ago. At March 31, 2003, the loan loss allowance of $3,082 represented 1.6% of outstanding loans.

     Total other expenses in the first three months were $2,894 in 2003 compared to $2,854 in 2002, an increase of only $40 or 1.4%. Full time equivalent employment during the first three months averaged 169 employees in 2003, a 1.2% increase from the 167 employed in the same period of 2002. Salaries and benefits increased by $54 or 3.3% compared to the similar period a year ago, primarily due to the increased cost of benefits.

     For the first three months of 2003, state and local taxes increased by $2 or 1.5%. Occupancy and equipment expense decreased by $31 or 6.0%. All other expense categories increased by 2.5% or $15 as a group.

     Income before income tax expense amounted to $1,842 for the first three months of 2003 compared to $1,865 for the similar period of 2002. The effective tax rate for the first three months was 20.6% in 2003 compared to 22.7% in 2002, resulting in income tax expense of $380 and $423 respectively. Net income for the first three months registered $1,462 in 2003 compared to $1,442 in 2002, representing per share amounts of $0.37 in 2003 and $0.36 in 2002.

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

     The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of March 31, 2003, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and well managed, in management’s opinion.

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

Available Information

     The Company files an annual report on Form 10K, quarterly reports on Form 10Q, current reports on Form 8K and amendments to those reports with the Securities and Exchange Commission (SEC) pursuant to Section 13 (a) or (15)d of the Exchange Act. The Company’s Internet address is www.cortland-banks.com. The Company makes available through this address, free of charge, the reports filed, as soon as reasonable practicable after such material is electronically filed, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

     Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 2002, short-term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have decreased by 4 to 13 basis points, reflecting concerns about economic weakness. Intermediate interest rates, as measured by U.S. Treasury securities with maturities of two to five years, ranged from no change to a decrease of 6 basis points. Long-term interest rates as measured by U.S. Treasury securities with maturities of ten to twenty years remained largely unchanged, reflecting a lack of long run inflation concerns and heightened risk aversion on the part of investors.

     Over the past twelve months, the Federal Reserve has decreased its target rate for overnight federal funds by 50 basis points. Through the quarter ended March 31, 2003, the yield curve has steepened slightly as the difference between the yield on the ten-year Treasury and the three-month Treasury has increased to 269 basis points from the 261 basis points at December 31, 2002. Interest rates continue to peak in the long-end of the Treasury curve.

     The net effect of these changes in the level of interest rates and the shape of the yield curve had mixed effect on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $276 increase in net interest income for the twelve month horizon subsequent to March 31, 2003 compared to the simulated results for a similar twelve month horizon subsequent to December 31, 2002, primarily reflecting a redeployment of federal funds sold into loans, investments and trading assets. Meanwhile, the protracted current environment of low interest rates resulted in an acceleration of mortgage prepayments and increased competitive pressures to renegotiate the interest rates of existing loan customers prior to their scheduled repricing date, all of which has increased the potential volatility of the Company’s net interest income to future interest rate changes.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

     The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2003 and December 31, 2002. For purposes of this analysis, short term interest rates as measured by the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2003 and December 31, 2002. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

	Net Interest Income		$Change in NII		% Change in NII

Changes in	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Interest Rates	2004	2003	2004	2003	2004	2003

Graduated increase of +300 basis points	$15,954	$16,111	$(838)	$(405)	(5.0)%	(2.5)%

Short term rates unchanged	$16,792	$16,516

Graduated decrease of -300 basis points	$16,022	$16,117	$(770)	$(399)	(4.8)%	(2.4)%

     The Company’s sensitivity to a decreasing rate environment increased, reflecting a larger decline in the Company’s expected net interest income. Sensitivity to the rising rate environment also increased with a larger decline in net interest income expected. Overall, the Company’s sensitivity to a change in interest rates remains balanced, with simulated net interest income declining by 5.0% in the case of rising rates and 4.8% in the case of falling rates.

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

                           Form 8-K was filed with the United States Securities and -Exchange Commission, dated January 31, 2003. The 8-K applied to Item 5 — Other Events, per the 8-K instructions, and announced that the Board of Directors had approved a stock repurchase program authorizing the acquisition of up to 4.9% of Cortland Bancorp’s outstanding common stock. No financial statements were filed with this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)

DATED:	May 8, 2003	/s/ Lawrence A. Fantauzzi Secretary/Treasurer (Chief Financial Officer)

DATED:	May 8, 2003	/s/ Rodger W. Platt Chairman and President (Chief Executive Officer)

CERTIFICATIONS

I, Rodger W. Platt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cortland Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

     Date:     May 8, 2003.

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

Date:     May 8, 2003

/s/ Lawrence A. Fantauzzi Lawrence A. Fantauzzi, Title: Chief Financial Officer