Form 10-Q
period 2003-06-30
CORTLAND BANCORP INC
filed 2003-08-14
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2003

Commission file number	0-13814

Cortland Bancorp

(Exact name of registrant as specified in its charter)

Ohio	34-1451118

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  X   NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003

Common Stock, No Par Value	3,982,606 Shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets — June 30, 2003 and December 31, 2002	2

	Consolidated Statements of Income — Six months ended June 30, 2003 and 2002	3

	Consolidated Statement of Shareholders’ Equity — Six months ended June 30, 2003	4

	Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements June 30, 2003	6 — 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 — 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25 — 26

Item 4.	Controls and Procedures	27

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29 — 30

Signatures		31

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	JUNE 30,	DECEMBER 31,
	2003	2002

ASSETS
Cash and due from banks	$13,428	$12,571
Federal funds sold	7,550	20,000

Total cash and cash equivalents	20,978	32,571
Investment securities available for sale (Note 2)	119,217	115,795
Investment securities held to maturity (approximate market value of $96,218 in 2003 and $85,957 in 2002) (Note 2)	93,283	84,108
Total loans (Note 4)	192,898	191,477
Less allowance for loan losses (Note 4)	(2,991)	(3,134)

Net loans	189,907	188,343

Premises and equipment	5,124	5,277
Other assets	11,669	11,504

Total assets	$440,178	$437,598

LIABILITIES
Noninterest-bearing deposits	$57,765	$55,745
Interest-bearing deposits (Note 6)	280,018	280,013

Total deposits	337,783	335,758

Federal Home Loan Bank advances and other borrowings	46,390	46,669
Other liabilities	3,244	3,132

Total liabilities	387,417	385,559

Commitments and contingent liabilities (Notes 8 & 16)

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,123,437 shares in 2003 and 4,123,437 in 2002 (Note 1)	20,617	20,617
Additional paid-in capital (Note 1)	13,431	13,323
Retained earnings	18,884	17,810
Accumulated other comprehensive income (loss) (Note 1)	3,165	3,165
Treasury shares at cost, 143,272 in 2003 and 131,544 in 2002	(3,336)	(2,876)

Total shareholders’ equity (Notes 15 and 17)	52,761	52,039

Total liabilities and shareholders’ equity	$440,178	$437,598

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$3,303	$3,943	$6,699	$7,948
Interest and dividends on investment securities:
Taxable interest income	731	878	1,437	1,645
Nontaxable interest income	613	620	1,267	1,221
Dividends	36	49	65	89
Interest on mortgage-backed securities	1,021	1,357	2,108	2,768
Interest on trading account securities	11		24
Other interest income	43	54	96	100

Total interest income	5,758	6,901	11,696	13,771

INTEREST EXPENSE
Deposits	1,454	1,976	2,970	4,004
Borrowed funds	587	624	1,168	1,245

Total interest expense	2,041	2,600	4,138	5,249

Net interest income	3,717	4,301	7,558	8,522
Provision for loan losses	25	60	100	175

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,692	4,241	7,458	8,347

OTHER INCOME
Fees for other customer services	364	338	694	652
Investment securities gains — net	216	63	484	174
Trading securities gains — net	5		125
Gain on sale of loans — net	166	24	302	74
Other non-interest income	130	180	246	318

Total other income	881	605	1,851	1,218

OTHER EXPENSES
Salaries and employee benefits	1,616	1,614	3,281	3,225
Net occupancy and equipment expense	496	520	982	1,037
State and local taxes	133	129	265	259
Office supplies	84	77	170	186
Marketing expense	47	42	94	86
Other operating expenses	484	475	962	918

Total other expenses	2,860	2,857	5,754	5,711

INCOME BEFORE FEDERAL INCOME TAXES	1,713	1,989	3,555	3,854
Federal income taxes	348	450	728	873

NET INCOME	$1,365	$1,539	$2,827	$2,981

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.34	$0.38	$0.71	$0.74

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.34	$0.38	$0.71	$0.74

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2003	$20,617	$13,323	$17,810	$3,165	($2,876)	$52,039

Comprehensive income:
Net income			2,827			2,827
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment

Total comprehensive income						2,827

Common stock transactions:
Shares sold
Treasury shares reissued		108			679	787
Treasury shares purchased					(1,139)	(1,139)
Cash dividends declared			(1,753)			(1,753)

BALANCE AT JUNE 30, 2003	$20,617	$13,431	$18,884	$3,165	($3,336)	$52,761

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax				$319

Less: Reclassification adjustment for net gains realized in net income, net of tax				319

Net unrealized gains on available-for-sale securities, net of tax				$0

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

NET CASH FLOWS FROM OPERATING ACTIVITIES	$5,133	$3,199

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(39,982)	(31,163)
Purchases of securities available for sale	(33,370)	(16,525)
Proceeds from sales of securities available for sale	5,463
Proceeds from call, maturity and principal payments on securities	55,093	34,515
Net (increase) decrease in loans made to customers	(3,376)	3,701
Proceeds from disposition of other real estate	21	167
Purchase of premises and equipment	(216)	(339)

Net cash flows from investing activities	(16,367)	(9,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	2,025	2,677
Net decrease in borrowings	(279)	(1,526)
Dividends paid	(1,753)	(1,722)
Purchases of treasury stock	(1,139)	(1,124)
Treasury shares reissued	787	675

Net cash flows from financing activities	(359)	(1,020)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,593)	(7,465)

CASH AND CASH EQUIVALENTS
Beginning of period	32,571	26,720

End of period	$20,978	$19,255

SUPPLEMENTAL DISCLOSURES
Interest paid	$4,115	$5,307
Income taxes paid	$850	$950

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     1.)     Management Representation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	SIX MONTHS		THREE MONTHS
	June 30,		June 30,
	2003	2002	2003	2002

Proceeds on securities sold	$5,463	$0	$2,952	$0
Gross realized gains	367	0	208	0
Gross realized losses	0	0	0	0

Proceeds on securities called	$8,890	$11,020	$1,050	$5,960
Gross realized gains	117	174	8	63
Gross realized losses	0	0	0	0

     Securities available for sale, carried at fair value, totalled $119,217 at June 30, 2003 and $115,795 at December 31, 2002 representing 56.1% and 57.9%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

     Investment securities with a carrying value of approximately $51,420 at June 30, 2003 and $38,126 at December 31, 2002 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated market value of debt securities at June 30, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$664	$666
Due after one year through five years	7,577	8,027
Due after five years through ten years	20,704	21,611
Due after ten years	25,064	26,972

	54,009	57,276
Mortgage-backed securities	57,328	58,726

	$111,337	$116,002

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$126	$129
Due after one year through five years	186	202
Due after five years through ten years	13,687	14,070
Due after ten years	42,730	45,118

	56,729	59,519
Mortgage-backed securities	36,554	36,699

	$93,283	$96,218

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2003, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,060	$666	$	$4,726
U.S. Government agencies and corporations	23,384	1,127		24,511
Obligations of states and political subdivisions	17,849	1,264	4	19,109
Mortgage-backed and related securities	57,328	1,569	171	58,726
Corporate securities	8,716	264	50	8,930

Total debt securities	111,337	4,890	225	116,002
Marketable equity securities	28	126		154
Other securities	3,061			3,061

Total available for sale	$114,426	$5,016	$225	$119,217

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$25,376	$634	$	$26,010
Obligations of states and political subdivisions	31,353	2,187	31	33,509
Mortgage-backed and related securities	36,554	190	45	36,699

Total held to maturity	$93,283	$3,011	$76	$96,218

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

	CONTRACT OR
	NOTIONAL AMOUNT

	June 30,	December 31,
	2003	2002

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$4,161	$859
Variable	28,787	36,890
Standby letters of credit	888	615

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2003	2002

1-4 family residential mortgages	30.9%	33.6%
Commercial mortgages	48.3%	45.4%
Consumer loans	4.2%	5.1%
Commercial loans	12.1%	11.5%
Home equity loans	4.5%	4.4%

     There are $310 in mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2003, and $2,022 at December 31, 2002. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

Loans accounted for on a nonaccrual basis	$2,387	$1,406
Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	None	None
Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	22	26

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the six months ended June 30, 2003 and 2002.

	June 30,	June 30,
	2003	2002

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$144	$77
Interest income actually included in income on the loan	45	36

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

     A loan is returned to accrual status when either all of the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, collectable, or when it otherwise becomes well secured and in the process of collection. When a loan is charged-off, any interest accrued but not collected on the loan is charged against earnings.

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1-4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 2003 the recorded investment in impaired loans was $2,714 while the related portion of the allowance for loan losses was $837. At December 31, 2002, there were no loans considered impaired.

     There were $583 as of June 30, 2003, and $2,058 as of December 31, 2002, in loans not included in the above categories and not considered impaired, but which can be considered potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following is an analysis of the allowance for loan losses for the six-month periods ended June 30, 2003 and June 30, 2002:

	2003	2002

Balance at beginning of period	$3,134	$2,998
Loan charge-offs:
1-4 family residential mortgages	—	—
Commercial mortgages	—	—
Consumer loans	84	93
Commercial loans	221	117
Home equity loans	—	—

	305	210

Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—
Commercial mortgages	—	—
Consumer loans	58	41
Commercial loans	4	9
Home equity loans	—	—

	62	50

Net charge-offs	(243)	(160)
Provision charged to operations	100	175

Balance at end of period	$2,991	$3,013

Ratio of annualized net charge-offs to average loans outstanding	0.25%	0.16%

     The increase in charge-offs during the first half of 2003 primarily reflects an impaired commercial loan credit for which a specific loss reserve had previously been established.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

     6.)     Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		June 30,

	2003	2002	2003	2002

Net Income	$1,365	$1,539	$2,827	$2,981
Weighted average common shares outstanding *	3,982,642	4,039,467	3,988,164	4,044,856
Basic earnings per share *	$0.34	$0.38	$0.71	$0.74
Diluted earnings per share *	$0.34	$0.38	$0.71	$0.74

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2003.

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

     Under the 2003 Program, based on the value of the Company’s stock on January 28, 2003, the commitment to repurchase the stock over the next twelve months was $5,037. As of June 30, 2003, the Company has repurchased 22,617 shares under the 2003 Program. The Company also reissued 10,042 shares to existing shareholders through its dividend reinvestment program under the 2003 Program. Based on the price of the Company’s stock at June 30, 2003, the remaining commitment to repurchase the stock was approximately $5,618.

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

     Cash and cash equivalents decreased compared to levels at year-end 2002, as the Company moved to reduce its level of Federal Funds Sold in response to additional interest rate reductions implemented by the Federal Reserve. Operating activities provided cash of $5,133 and $3,199 during the six months ended June 30, 2003 and 2002, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 2003 and 2002.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 4.1% for the six months ended June 30, 2003 and 5.1% for the six months ended June 30, 2002. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 2.8%.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at June 30, 2003 and December 31, 2002.

	June 30, 2003	December 31, 2002

Tier 1 Capital	$49,333	$48,593
Tier 2 Capital	2,939	2,822

TOTAL QUALIFYING CAPITAL	$52,272	$51,415

Risk Adjusted Total Assets (*)	$230,474	$221,332

Tier 1 Risk-Based Capital Ratio	21.41%	21.95%

Total Risk-Based Capital Ratio	22.68%	23.23%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.45%	11.12%

(*) Includes off-balance sheet exposures.

     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $430,975 for the six months ended June 30, 2003 and $437,149 for the year ended December 31, 2002.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

First Six Months of 2003 as Compared to First Six Months of 2002

     During the first six months of 2003, net interest income after provision for loan losses decreased by $889 compared to the first six months of 2002. Total interest income decreased by $2,075 or 15.1%, from the level recorded in 2002. This was accompanied by a decrease in interest expense of $1,111 or 21.2%, and a $75 decrease in the provision for loan losses.

     The decline in net interest income was the product of a 1.5% year-over-year decline in average earning assets and compression in the Company’s net interest margin rates as short-term interest rates approach zero. The Company’s net interest margin for the first six months of 2003 measured 4.0% compared to 4.4% a year ago.

     The average rate paid on interest sensitive liabilities decreased by 60 basis points year-over-year. The average balance of interest sensitive liabilities decreased by $9,029 or 2.7%. Compared to the first six months of last year, average borrowings decreased by $3,014 while the average rate paid on borrowings remained stable at 5.2%. Average interest bearing demand deposits increased by $840, while savings and money market accounts decreased by $330. The average rate paid on these products decreased by 60 basis points in the aggregate. The average balance on time deposit products decreased by $6,525 as the average rate paid decreased by 69 basis points, from 4.4% to 3.7%.

     Interest and dividend income on securities registered a decrease of $846 or 14.8%, during the first six months of 2003 when compared to 2002, while on a fully tax equivalent basis income on investment securities decreased by $811 or 12.9%. The average invested balances decreased by $60 from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by an 82 basis point decrease in the tax equivalent yield of the portfolio.

     Interest and fees on loans decreased by $1,249, or 15.7%, for the first six months of 2003 compared to 2002. An $11,486 decrease in the average balance of the loan portfolio, or 5.6%, was accompanied by a 76 basis point decrease in the portfolio’s tax equivalent yield.

     Interest on trading account securities measured $24 at June 30, 2003. Trading account securities had an average balance of $814 and a yield of 5.9% in the first six months of 2003. There was no trading account activity in the first six months of 2002. Other interest income decreased by $4 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $4,399. The yield on federal funds decreased by 51 basis points compared to 2002.

     Other income from all sources increased by $633 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $228 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $310 from year ago levels. Gains on trading account securities in 2003 were $125 with no activity recorded in 2002. Fees for other customer services increased by $42. Other sources of non-recurring non-interest income decreased by $72 from the same period a year ago.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Reflecting the residual effects of the recent economic recession, loan charge-offs during the first six months were $305 in 2003 in contrast to $210 in 2002, while the recovery of previously charged-off loans amounted to $62 in 2003 compared to $50 in 2002. A provision for loan loss of $100 was charged to operations in 2003, compared to the $175 charged in 2002. Non-accrual loans at June 30, 2003 represented 1.2% of the loan portfolio compared to 0.7% at December 31, 2002 and 0.6% a year ago. At June 30, 2003, the loan loss allowance of $2,991 represented 1.6% of outstanding loans.

     Total other expenses in the first six months were $5,754 in 2003 compared to $5,711 in 2002, an increase of only $43 or 0.8%. Full time equivalent employment during the first six months averaged 168 employees in 2003, a 0.6% decrease from the 169 employed in the same period of 2002. Salaries and benefits increased by $56 or 1.7% compared to the similar period a year ago, primarily due to the increased cost of benefits.

     For the first six months of 2003, state and local taxes increased by $6 or 2.3%. Occupancy and equipment expense decreased by $55 or (5.3)%. All other expense categories increased by 3.0% or $36 as a group.

     Income before income tax expense amounted to $3,555 for the first six months of 2003 compared to $3,854 for the similar period of 2002. The effective tax rate for the first six months was 20.5% in 2003 compared to 22.7% in 2002, resulting in income tax expense of $728 and $873 respectively. Net income for the first six months registered $2,827 in 2003 compared to $2,981 in 2002, representing per share amounts of $0.71 in 2003 and $0.74 in 2002.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Second Quarter of 2003 as Compared to Second Quarter of 2002

     During the second quarter of 2003 net interest income after provision for loan losses decreased by $549 as compared to second quarter 2002. Year-over-year average earning assets decreased by 1.4% while average interest-bearing liabilities decreased by 2.8%. Average loans decreased by 4.7%, while average investments increased by 0.6%.

     The composite tax equivalent yield on earning assets decreased by 94 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio and the trading account measured 5.3%, a 102 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 7.0%, down 80 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 60 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin decreased to 4.0%, a decrease of 44 basis points from that achieved during last year’s second quarter.

     Loans net of the allowance for losses decreased by $9,474 during the period June 30, 2002 to June 30, 2003. Gross loans as a percentage of earning assets stood at 46.7% as of June 30, 2003 as compared to 48.5% on June 30, 2002. The loan to deposit ratio at the end of the first six months of 2003 was 57.1% compared to 59.5% at the end of the same period a year ago. The investment portfolio represented 62.9% of each deposit dollar, up from 60.9% a year ago.

     Loan charge-offs during the second quarter were $149 in 2003 and $135 in 2002, while the recovery of previously charged-off loans amounted to $33 during the second quarter of 2003 compared to $27 in the same period of 2002.

     Other income for the quarter increased by $276 or 45.6% compared to the same period a year ago. The net gain on loans sold during the quarter amounted to $166 compared to $24 a year ago. There was $221 in gains on investment and trading securities transactions in the second quarter of 2003 compared to the $63 gain realized in 2002. Fees from other customer services increased by $26. Other sources of non-recurring non-interest income decreased by $50 from the same period a year ago.

     Total other expenses in the second quarter were $2,860 in 2003 and $2,857 in 2002, as increase of $3 or 0.1%. Employee salaries and benefits increased by $2 or 0.1%. Occupancy and equipment expense showed a $24 decrease, or (4.6)%. Other expenses as a group increased by $25 or 3.5% compared to the same period last year.

     Income before tax for quarter decreased by 13.9% to $1,713 in 2003 from the $1,989 recorded in 2002. Net income for the quarter of $1,365 represented an 11.3% decrease from the $1,539 earned a year ago. Earnings per share amounted to $0.34 and $0.38 for the second quarter of 2003 and 2002, respectively.

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

     The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). The Company’s bank subsidiary is rated “satisfactory” for CRA purposes, and remains well capitalized and well managed, in management’s opinion.

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

Available Information

     The Company files an annual report on Form 10K, quarterly reports on Form 10Q, current reports on Form 8K and amendments to those reports with the Securities and Exchange Commission (SEC) pursuant to Section 13 (a) or (15)d of the Exchange Act. The Company’s Internet address is www.cortland-banks.com. The Company makes available through this address, free of charge, the reports filed, as soon as reasonably practicable after such material is electronically filed, or furnished to the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

     Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 2002, short-term interest rates, as measured by U. S. Treasury securities with maturities of one year or less, have decreased by 23 to 39 basis points, reflecting concerns about economic weakness and deflation. Intermediate interest rates, as measured by U.S. Treasury securities with maturities of two to five years, decreased by 29 to 32 basis points. Long-term interest rates as measured by U.S. Treasury securities with maturities of ten to twenty years decreased by 29 to 31 basis points.

     Over the past twelve months, the Federal Reserve has decreased its target rate for overnight federal funds by 75 basis points. Through the quarter ended June 30, 2003, the yield curve has steepened slightly as the difference between the yield on the ten-year Treasury and the three-month Treasury has increased to 264 basis points from 261 basis points at December 31, 2002. Interest rates continue to peak in the long-end of the Treasury curve.

     The net effect of these changes in the level of interest rates and the shape of the yield curve had mixed effects on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $164 decrease in the net interest income for the twelve month horizon subsequent to June 30, 2003 compared to the simulated results for a similar twelve month horizon subsequent to December 31, 2002, primarily reflecting the continued decline in yields on federal funds sold, loans, investments and limited opportunity to reprice non maturity deposit products as short term interest rates approach zero. Meanwhile, the protracted current environment of low interest rates resulted in an acceleration of mortgage prepayments and increased competitive pressures to renegotiate the interest rates of existing loan customers prior to their scheduled repricing date, all of which has increased the potential volatility of the Company`s net interest income to future interest rate changes.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

     The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2003 and December 31, 2002. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2003 and December 31, 2002. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

	Simulated Net Interest Income (NII) Scenarios
	For the Twelve Months Ending
	Net Interest Income		$ Change in NII		% Change in NII
Changes in	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Interest Rates	2004	2003	2004	2003	2004	2003

Graduated increase of +300 basis points	15,613	16,111	(739)	(405)	(4.5)%	(2.5)%
Short term rates unchanged	16,352	16,516
Graduated decrease of -300 basis points	15,512	16,117	(840)	(399)	(5.1)%	(2.4)%

     The Company’s sensitivity to a decreasing rate environment increased, reflecting a larger decline in the Company’s expected net interest income. Sensitivity to the rising rate environment also increased with a larger decline in net interest income expected. Overall, the Company’s sensitivity to a change in interest rates remains balanced, with simulated net interest income declining by 4.5% in the case of rising rates and 5.1% in the case of falling rates.

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

Item 2. Changes in Securities

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On April 15, 2003, Cortland Bancorp held its annual meeting of shareholders.

(b)	The following directors were elected for three-year terms ending in 2006.

George A Gessner

James E. Hoffman

Timothy K. Woofter

Directors whose term of office continued after the annual meeting:

William A. Hagood

K. Ray Mahan

Rodger W. Platt

Richard B. Thompson

Lawrence A. Fantauzzi

David C. Cole

(c)	At the close of business on the record date, 3,989,805 Cortland Bancorp shares were outstanding and entitled to vote.

CORTLAND BANCORP AND SUBSIDIARIES

PART II — OTHER INFORMATION (CONTINUED)

     The result of the election of directors was as follows:

	Votes	Votes
	Cast	Cast	Votes
	For	Against	Abstained

George A. Gessner	2,762,121	49,694	0
James E. Hoffman	2,737,953	74,773	0
Timothy K. Woofter	2,770,844	40,971	0

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits

	2.	Not applicable

	4.	Not applicable

	10.	Not applicable

	11.	See Note (6) of the Financial Statements

	15.	Not applicable

	18.	Not applicable

	19.	Not applicable

	22.	Not applicable

	23.	Not applicable

	24.	Not applicable

	31.1	CEO certification (Filed herewith)

	31.2	CFO certification (Filed herewith)

	32.	Certifications of Chief Executive Officer and Chief Financial Officer required under Section 906 of Sarbanes-Oxley Act of 2002 (Filed herewith)

CORTLAND BANCORP AND SUBSIDIARIES

PART II — OTHER INFORMATION (CONTINUED)

(b)	Reports on Form 8-K

     Form 8-K was filed with the United States Securities and -Exchange Commission, dated April 18, 2003. The 8-K applied to Item 5 — Other Events and Regulation FD Disclosure, per the 8-K instructions, and announced first quarter results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)

DATED:	August 8, 2003	/s/ Lawrence A. Fantauzzi Lawrence A. Fantauzzi Secretary/Treasurer (Chief Financial Officer)

DATED:	August 8, 2003	/s/ Rodger W. Platt Rodger W. Platt Chairman and President (Chief Executive Officer