Form 10-Q
period 2003-09-30
CORTLAND BANCORP INC
filed 2003-11-14
CIK 774569

United States
Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition from to

Commission file number: 0-13814

Cortland Bancorp

(Exact name of registrant as specified in its charter)

Ohio State or other jurisdiction of Incorporation or organization	34-1451118 (I.R.S. Employer Identification No.)

194 West Main Street, Cortland, Ohio (Address of principal executive offices)	44410 (Zip code)

(330) 637-8040

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, No Par Value	SHARES OUTSTANDING at November 7, 2003 3,926,653 Shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets — September 30, 2003 and December 31, 2002	2

	Consolidated Statements of Income — Nine months ended September 30, 2003 and 2002	3

	Consolidated Statement of Shareholders’ Equity — Nine months ended September 30, 2003	4

	Consolidated Statements of Cash Flows — Nine months ended September 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements September 30, 2003	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25-26

Item 4.	Controls and Procedures	27

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28-29

Signatures		30

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

ASSETS
Cash and due from banks	$10,861	$12,571
Federal funds sold	5,600	20,000

Total cash and cash equivalents	16,461	32,571
Investment securities available for sale (Note 2)	115,582	115,795
Investment securities held to maturity (approximate market value of $100,728 in 2003 and $85,957 in 2002) (Note 2)	99,135	84,108
Total loans (Note 4)	189,878	191,477
Less allowance for loan losses (Note 4)	(2,976)	(3,134)

Net loans	186,902	188,343

Premises and equipment	5,029	5,277
Other assets	14,495	11,504

Total assets	$437,604	$437,598

LIABILITIES
Noninterest-bearing deposits	$56,180	$55,745
Interest-bearing deposits (Note 6)	280,647	280,013

Total deposits	336,827	335,758

Federal Home Loan Bank advances and other borrowings	45,530	46,669
Other liabilities	3,644	3,132

Total liabilities	386,001	385,559

Commitments and contingent liabilities (Notes 8 & 16)
SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,123,437 shares in 2003 and in 2002 (Note 1)	20,617	20,617
Additional paid-in capital (Note 1)	13,502	13,323
Retained earnings	19,325	17,810
Accumulated other comprehensive income (loss) (Note 1)	2,436	3,165
Treasury shares at cost, 171,158 in 2003 and 131,544 in 2002	(4,277)	(2,876)

Total shareholders’ equity (Notes 15 and 17)	51,603	52,039

Total liabilities and shareholders’ equity	$437,604	$437,598

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$3,217	$3,832	$9,916	$11,780
Interest and dividends on investment securities:
Taxable interest income	777	865	2,214	2,510
Nontaxable interest income	589	620	1,856	1,841
Dividends	31	41	96	130
Interest on mortgage-backed securities	939	1,319	3,047	4,087
Interest on trading account securities	34		58
Other interest income	15	58	111	158

Total interest income	5,602	6,735	17,298	20,506

INTEREST EXPENSE
Deposits	1,424	1,847	4,394	5,851
Borrowed funds	593	614	1,761	1,859

Total interest expense	2,017	2,461	6,155	7,710

Net interest income	3,585	4,274	11,143	12,796
Provision for loan losses	60	160	160	335

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,525	4,114	10,983	12,461

OTHER INCOME
Fees for other customer services	414	369	1,108	1,021
Investment securities gains — net	203	40	687	214
Trading securities gains — net	48		173
Gain on sale of loans — net	147	70	449	144
Other non-interest income	138	367	384	685

Total other income	950	846	2,801	2,064

OTHER EXPENSES
Salaries and employee benefits	1,625	1,618	4,906	4,843
Net occupancy and equipment expense	503	526	1,485	1,563
State and local taxes	133	130	398	389
Office supplies	83	88	253	274
Marketing expense	30	47	124	133
Other operating expenses	461	428	1,423	1,346

Total other expenses	2,835	2,837	8,589	8,548

INCOME BEFORE FEDERAL INCOME TAXES	1,640	2,123	5,195	5,977
Federal income taxes	323	491	1,051	1,364

NET INCOME	$1,317	$1,632	$4,144	$4,613

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.33	$0.40	$1.04	$1.14

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.33	$0.40	$1.04	$1.14

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS'
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

BALANCE AT JANUARY 1, 2003	$20,617	$13,323	$17,810	$3,165	($2,876)	$52,039
Comprehensive income:
Net income			4,144			4,144
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(729)		(729)

Total comprehensive income						3,415

Common stock transactions:
Shares sold
Treasury shares reissued		179			875	1,054
Treasury shares purchased					(2,276)	(2,276)
Cash dividends declared			(2,629)			(2,629)

BALANCE AT SEPTEMBER 30, 2003	$20,617	$13,502	$19,325	$2,436	($4,277)	$51,603

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:
Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax				($276)
Less: Reclassification adjustment for net gains realized in net income, net of tax				453

Net unrealized gains or (losses) on available- for-sale securities, net of tax				($729)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

NET CASH FLOWS FROM OPERATING ACTIVITIES	$5,179	$5,703
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(51,359)	(43,153)
Purchases of securities available for sale	(43,760)	(22,783)
Proceeds from sales of securities available for sale	6,911	1,305
Proceeds from call, maturity and principal payments on securities	71,773	57,718
Net (increase) decrease in loans made to customers*	(638)	7,101
Proceeds from disposition of other real estate	21	167
Purchase of premises and equipment	(316)	(370)

Net cash flows from investing activities	(17,368)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	1,069	(702)
Net decrease in borrowings	(1,139)	(1,755)
Dividends paid	(2,629)	(2,583)
Purchase of treasury stock	(2,276)	(1,907)
Treasury shares reissued	1,054	936

Net cash flows from financing activities	(3,921)	(6,011)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,110)	(323)

CASH AND CASH EQUIVALENTS
Beginning of period	32,571	26,720

End of period	$16,461	$26,397

SUPPLEMENTAL DISCLOSURES
Interest paid	$6,127	$7,782
Income taxes paid	$1,070	$1,375
Loans held for sale	$103	$1,412

*Excludes the change in loans held for sale, which is included in the net cash flows from operating activities. Loans held for sale at December 31, 2002 were $2,022.

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     1.)  Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	NINE MONTHS		THREE MONTHS
	September 30,		September 30,

	2003	2002	2003	2002

Proceeds on securities sold	$6,911	$1,305	$1,448	$1,305
Gross realized gains	570	130	203	130
Gross realized losses	0	114	0	114

Proceeds on securities called	$8,890	$14,730	$0	$3,710
Gross realized gains	117	198	0	24
Gross realized losses	0	0	0	0

     Securities available for sale, carried at fair value, totaled $115,582 at September 30, 2003 and $115,795 at December 31, 2002 representing 53.8% and 57.9%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

     Investment securities with a carrying value of approximately $48,405 at September 30, 2003 and $38,126 at December 31, 2002 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated market value of debt securities at September 30, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	AMORTIZED	ESTIMATED
Investment securities available for sale	COST	FAIR VALUE

Due in one year or less	$1,504	$1,514
Due after one year through five years	7,921	8,424
Due after five years through ten years	19,770	20,388
Due after ten years	27,308	28,534

	56,503	58,860
Mortgage-backed securities	52,275	53,473

	$108,778	$112,333

	AMORTIZED	ESTIMATED
Investment securities held to maturity	COST	FAIR VALUE

Due in one year or less	$1,810	$1,814
Due after one year through five years	187	196
Due after five years through ten years	15,135	15,395
Due after ten years	42,738	44,233

	59,870	61,638
Mortgage-backed securities	39,265	39,090

	$99,135	$100,728

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2003, are as follows:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities available for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$4,910	$411	$	$5,321
U.S. Government agencies and corporations	24,304	817	16	25,105
Obligations of states and political subdivisions	18,587	881	16	19,452
Mortgage-backed and related securities	52,275	1,353	155	53,473
Corporate securities	8,702	300	20	8,982

Total debt securities	108,778	3,762	207	112,333
Marketable equity securities	28	131		159
Other securities	3,090			3,090

Total available for sale	$111,896	$3,893	$207	$115,582

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$157	$7	$	$164
U.S. Government agencies and corporations	27,274	394	36	27,632
Obligations of states and political subdivisions	32,439	1,483	80	33,842
Mortgage-backed and related securities	39,265	123	298	39,090

Total held to maturity	$99,135	$2,007	$414	$100,728

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2002:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities available for sale	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$5,093	$592	$	$5,685
U.S. Government agencies and corporations	25,585	1,150	1	26,734
Obligations of states and political subdivisions	22,032	723	17	22,738
Mortgage-backed and related securities	55,261	2,256	26	57,491

Total debt securities	107,971	4,721	44	112,648
Marketable equity securities	28	113		141
Other securities	3,006			3,006

Total available for sale	$111,005	$4,834	$44	$115,795

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$22,190	$645	$	$22,835
Obligations of states and political subdivisions	31,517	1,078	81	32,514
Mortgage-backed and related securities	30,401	237	30	30,608

Total held to maturity	$84,108	$1,960	$111	$85,957

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

	CONTRACT OR
	NOTIONAL AMOUNT

	September 30,	December 31,
	2003	2002

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$912	$859
Variable	29,730	36,890
Standby letters of credit	807	615

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)

     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2003	2002

1-4 family residential mortgages	30.9%	33.6%
Commercial mortgages	48.9%	45.4%
Consumer loans	4.0%	5.1%
Commercial loans	11.4%	11.5%
Home equity loans	4.8%	4.4%

     There are $103 in mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2003, and $2,022 at December 31, 2002. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Loans accounted for on a nonaccrual basis	$2,997	$1,406
Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	6	None
Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	None	26

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the nine months ended September 30, 2003 and 2002.

	September 30,	September 30,
	2003	2002

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$249	$152
Interest income actually included in income on the loan	93	75

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

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1-4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 2003 the recorded investment in impaired loans was $3,107 while the related portion of the allowance for loan losses was $1,193. At December 31, 2002, there were no loans considered impaired.

     Loans in the amount of $943 as of September 30, 2003, and $2,058 as of December 31, 2002, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)

     The following is an analysis of the allowance for loan losses for the nine-month periods ended September 30, 2003 and September 30, 2002:

	2003	2002

Balance at beginning of period	$3,134	$2,998
Loan charge-offs:
1-4 family residential mortgages	75	57
Commercial mortgages	—	—
Consumer loans	108	127
Commercial loans	270	117
Home equity loans	—	—

	453	301

Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—
Commercial mortgages	40	—
Consumer loans	88	74
Commercial loans	7	11
Home equity loans	—	—

	135	85

Net charge-offs	(318)	(216)
Provision charged to operations	160	335

Balance at end of period	$2,976	$3,117

Ratio of annualized net charge-offs to average loans outstanding	0.22%	0.14%

     The increase in charge-offs in 2003 primarily reflects an impaired commercial loan credit for which a specific loss reserve had previously been established.

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

     Plaintiffs have appealed the judgment rendered by the Common Pleas Court of Trumbull County. The Company and the Plaintiffs have filed all permitted briefs with the 11th District Court of Appeals. Oral arguments were made before the Court of Appeals on October 20,2003. While it is not feasible to predict the ultimate resolution of this matter, an outcome unfavorable to the Company’s bank subsidiary could have a material effect on the Company’s quarterly and annual operating results for that period in which such a judgment might be rendered. It remains the Company’s intent to vigorously defend these actions.

     The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

6.)  Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30,	September 30,
	2003	2002	2003	2002

Net Income	$1,317	$1,632	$4,144	$4,613
Weighted average common shares outstanding*	3,974,842	4,015,758	3,983,675	4,035,050
Basic earnings per share*	$0.33	$0.40	$1.04	$1.14
Diluted earnings per share*	$0.33	$0.40	$1.04	$1.14

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2003.

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

     Under the 2003 Program, based on the value of the Company’s stock on January 28, 2003, the commitment to repurchase the stock over the next twelve months was $5,037. As of September 30, 2003, the Company has repurchased 58,950 shares under the 2003 Program. The Company also reissued 18,489 shares to existing shareholders through its dividend reinvestment program. Based on the price of the Company’s stock at September 30, 2003, the remaining commitment to repurchase the stock was approximately $4,180.

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

Note Regarding Forward-looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In addition to historical information, certain information included in this Quarterly Report on Form 10-Q and other material filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) may contain herein, the forward-looking statements that involve risks and uncertainties. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or similar terminology identify forward-looking statements. These statements reflect management’s beliefs and assumptions, and are based on information currently available to management. Economic circumstances, the Company’s operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates either nationally or in the Company’s market area; changes in customer preferences and consumer behavior; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity such as expectations regarding the rate of inflation or deflation, currency exchange rates, and other factors influencing market volatility; unforeseen risks associated with other global economic, political and financial factors. While actual results may differ significantly from the results discussed in the forward-looking statements, the Company undertakes no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

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

     Cash and cash equivalents decreased compared to levels at year-end 2002, as the Company moved to reduce its level of Federal Funds Sold in response to additional interest rate reductions implemented by the Federal Reserve, along with statements by the Federal Reserve that it could maintain such an accommodative policy for a considerable period of time. Operating activities provided cash of $5,179 and $5,703 during the nine months ended September 30, 2003 and 2002, respectively. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 2003 and 2002.

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 4.1% for the nine months ended September 30, 2003 and 5.4% for the nine months ended September 30, 2002. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of 1.1%. Capital ratios remained well in excess of regulatory minimums.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at September 30, 2003 and December 31, 2002.

	September 30,	December 31,
	2003	2002

Tier 1 Capital	$48,913	$48,593
Tier 2 Capital	2,939	2,822

TOTAL QUALIFYING CAPITAL	$51,852	$51,415

Risk Adjusted Total Assets(*)	$230,285	$221,332

Tier 1 Risk-Based Capital Ratio	21.24%	21.95%
Total Risk-Based Capital Ratio	22.52%	23.23%
Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.32%	11.12%

(*)	Includes off-balance sheet exposures.

     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $431,988 for the nine months ended September 30, 2003 and $437,149 for the year ended December 31, 2002.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

First Nine Months of 2003 as Compared to First Nine Months of 2002

     During the first nine months of 2003, net interest income after provision for loan losses decreased by $1,478 compared to the first nine months of 2002. Total interest income decreased by $3,208 or 15.6%, from the level recorded in 2002. This was accompanied by a decrease in interest expense of $1,555, or 20.2%, and a $175 decrease in the provision for loan losses.

     The decline in net interest income was the product of a 1.5% year-over-year decline in average earning assets and compression in the Company’s net interest margin rates as short-term interest rates hover just above zero. The Company’s net interest margin for the first nine months of 2003 measured 4.0% compared to 4.4% a year ago.

     The average rate paid on interest sensitive liabilities decreased by 56 basis points year-over-year. The average balance of interest sensitive liabilities decreased by $8,298, or 2.5%. Compared to the first nine months of last year, average borrowings decreased by $2,589 while the average rate paid on borrowings remained stable at 5.2%. Average interest bearing demand deposits increased by $360, while savings and money market accounts decreased by $1,053. The average rate paid on these products decreased by 62 basis points in the aggregate. The average balance on time deposit products decreased by $5,017 as the average rate paid also decreased by 62 basis points, from 4.3% to 3.6%.

     Interest and dividend income on securities registered a decrease of $1,355 or 15.8%, during the first nine months of 2003 when compared to 2002, while on a fully tax equivalent basis income on investment securities decreased by $1,330, or 14.1%. The average invested balances decreased by $3 from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 97 basis point decline in the tax equivalent yield of the portfolio.

     Interest and fees on loans decreased by $1,864, or 15.8%, for the first nine months of 2003 compared to 2002. A $10,805 decrease in the average balance of the loan portfolio, or 5.3%, was accompanied by an 83 basis point decline in the portfolio’s tax equivalent yield.

     Interest on trading account securities measured $58 at September 30, 2003. Trading account securities had an average balance of $1,366 and a yield of 5.7% in the first nine months of 2003. There was no trading account activity in the first nine months of 2002. Other interest income decreased by $47 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $525. The yield on federal funds decreased by 55 basis points compared to 2002.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

     Other income from all sources increased by $737 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $305 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $473 from year ago levels. Gains on trading account securities in 2003 were $173 with no activity recorded in 2002. Fees for other customer services increased by $87. Other sources of non-recurring non-interest income decreased by $301 from the same period a year ago, primarily reflecting receipt of one-time franchise tax refunds in 2002.

     Reflecting the residual effects of the recent economic recession, loan charge-offs during the first nine months were $453 in 2003 in contrast to $301 in 2002, while the recovery of previously charged-off loans amounted to $135 in 2003 compared to $85 in 2002. The increase in charge-offs during 2003 primarily reflects an impaired commercial loan credit for which a specific loss reserve had previously been established. A provision for loan loss of $160 has been charged to operations in 2003, compared to the $335 charged in 2002. Non-accrual loans at September 30, 2003 represented 1.6% of the loan portfolio compared to 0.7% at December 31, 2002 and 1.0% a year ago. At September 30, 2003, the loan loss allowance of $2,976 represented 1.6% of outstanding loans.

     Total other expenses in the first nine months were $8,589 in 2003 compared to $8,548 in 2002, an increase of only $41, or 0.5%. Full time equivalent employment during the first nine months averaged 167 employees in 2003, a 0.6% decrease from the 168 employed in the same period of 2002. Salaries and benefits increased by $63, or 1.3%, compared to the similar period a year ago, primarily due to the increased cost of benefits.

     For the first nine months of 2003, state and local taxes increased by $9, or 2.3%. Occupancy and equipment expense decreased by $78, or 5.0%. All other expense categories increased by 2.7%, or $47 as a group.

     Income before income tax expense amounted to $5,195 for the first nine months of 2003 compared to $5,977 for the similar period of 2002. The effective tax rate for the first nine months was 20.2% in 2003 compared to 22.8% in 2002, resulting in income tax expense of $1,051 and $1,364 respectively. Net income for the first nine months registered $4,144 in 2003 compared to $4,613 in 2002, representing per share amounts of $1.04 in 2003 and $1.14 in 2002.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

Third Quarter of 2003 as Compared to Third Quarter of 2002

     During the third quarter of 2003 net interest income after provision for loan losses decreased by $589 as compared to third quarter 2002. Year-over-year average earning assets decreased by 1.5% while average interest-bearing liabilities decreased by 2.1%. Average loans decreased by 4.7%, while average investments increased by 3.9%.

     The composite tax equivalent yield on earning assets decreased by 102 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio and the trading account measured 5.0%, a 123 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 6.8%, down 93 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 48 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin decreased to 3.8%, a decrease of 63 basis points from that achieved during last year’s third quarter.

     Loans net of the allowance for losses decreased by $8,919 during the 12-month period from September 30, 2002 to September 30, 2003. Gross loans as a percentage of earning assets stood at 46.3% as of September 30, 2003 as compared to 47.9% on September 30, 2002. The loan to deposit ratio at the end of the first nine months of 2003 was 56.4% compared to 59.0% at the end of the same period a year ago. The investment portfolio represented 63.8% of each deposit dollar, up from 60.1% a year ago.

     Loan charge-offs during the third quarter were $148 in 2003 and $91 in 2002, while the recovery of previously charged-off loans amounted to $73 during the third quarter of 2003 compared to $35 in the same period of 2002.

     Other income for the quarter increased by $104 or 12.3% compared to the same period a year ago. The net gain on 1-4 residential mortgage loans sold during the quarter amounted to $147 compared to $70 a year ago. There was a $203 gain on investment securities transactions in the third quarter of 2003 compared to the $40 gain realized in 2002. Fees from other customer services increased by $45. There was a $48 gain on trading securities with no activity recorded in 2002. Other sources of non-recurring non-interest income decreased by $229 from the same period a year ago, primarily due to a $241 franchise tax refund received in the third quarter of 2002.

     Total other expenses in the third quarter were $2,835 in 2003 and $2,837 in 2002, a decrease of $2. Employee salaries and benefits increased by $7 or 0.4%. Occupancy and equipment expense showed a $23 decrease, or 4.4%. Other expenses as a group increased by $14, or 2.0%, compared to the same period last year.

     Income before tax for the quarter decreased by 22.8% to $1,640 in 2003 from the $2,123 recorded in 2002. Net income for the quarter of $1,317 represented a 19.3% decrease from the $1,632 earned a year ago. Earnings per share amounted to $0.33 and $0.40 for the third quarter of 2003 and 2002, respectively.

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

     The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). The Company’s bank subsidiary is rated “satisfactory” for CRA purposes, remains well capitalized and, in management’s opinion, is well managed.

     In June 1998, FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The FASB issued further guidance on the application of SFAS No. 133 to loan commitments under the Derivatives Implementation Group (DIG) Statement 133 Implementation Issue C13, “Scope Exceptions: When a Loan Commitment is Included in the Scope of Statement 133.” Then, in April 2003, FASB issued SFAS NO. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement clears the guidance issued in implementation Issue C13 and adds the following to Statement 133, “loan commitments that relate to the origination of mortgage loans held for sale shall be accounted for as derivatives by the issuer of the loan commitment.” This guidance is effective for fiscal quarters that began prior to June 15, 2003. The adoption of this guidance does not have a current impact on the Company’s financial statements.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

     Management considers interest rate risk to be the Company’s principal source of market risk. Since December 31, 2002, short-term interest rates, as measured by U.S. Treasury securities with maturities of one year or less, have decreased by 17 to 33 basis points, reflecting concerns about economic weakness and deflation. Intermediate interest rates, as measured by U.S. Treasury securities with maturities of two to five years, ranged from a decrease of 11 basis points to an increase of 7 basis points. Long-term interest rates as measured by U.S. Treasury securities with maturities of ten to twenty years increased by 8 to 13 basis points.

     Over the past twelve months, the Federal Reserve has decreased its target rate for overnight federal funds by 75 basis points. Through the quarter ended September 30, 2003, the yield curve has steepened as the difference between the yield on the ten-year Treasury and the three-month Treasury has increased to 301 basis points from 261 basis points at December 31, 2002. Interest rates continue to peak in the long-end of the Treasury curve.

     The net effect of these changes in the level of interest rates and the shape of the yield curve has had mixed effects on the Company’s risk position. When these changes are incorporated into the Company’s risk analysis, simulated results for an unchanged rate environment indicate a $1,022 decrease in the net interest income for the twelve month horizon subsequent to September 30, 2003 compared to the simulated results for a similar twelve month horizon subsequent to December 31, 2002, primarily reflecting the continued decline in yields on federal funds sold, loans, investments and limited opportunity to reprice non maturity deposit products as short term interest rates remain just above zero, with the targeted Federal Funds rate of 1% remaining at a 45-year low. Meanwhile, the protracted current environment of low interest rates has resulted in an acceleration of mortgage prepayments and increased competitive pressures to renegotiate the interest rates of existing loan customers prior to their scheduled repricing date, all of which has had an adverse impact on the Company’s net interest income.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
(Dollars in thousands)

     The following table indicates the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2003 and December 31, 2002. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve month period, reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2003 and December 31, 2002. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift. The analysis assumes no growth in assets and liabilities and no change in asset or liability mix over the subsequent twelve month period.

Simulated Net Interest Income (NII) Scenarios
For the Twelve Months Ending

	Net Interest Income		$Change in NII		% Change in NII

Changes in	Sept.30,	Dec. 31,	Sept.30,	Dec. 31,	Sept.30,	Dec. 31,
Interest Rates	2004	2003	2004	2003	2004	2003

Graduated increase of +300 basis points	15,219	16,111	(275)	(405)	(1.8)%	(2.5)%
Short term rates unchanged	15,494	16,516
Graduated decrease of -300 basis points	15,077	16,117	(417)	(399)	(2.7)%	(2.4)%

     The Company’s sensitivity to a decreasing rate environment increased, reflecting a greater decline in the Company’s expected net interest income. Sensitivity to the rising rate environment declined with a smaller decline in net interest income expected. Overall, the Company’s sensitivity to a change in interest rates remains balanced, with simulated net interest income declining by 1.8% in the case of rising rates and 2.7% in the case of falling rates.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

     With the participation of management, including the Company’s principal executive officer and principal financial officer, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)) has been evaluated as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this report, are being prepared.

     In addition, there were no significant changes during the period covered by this report in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

CORTLAND BANCORP AND SUBSIDIARIES

PART II — OTHER INFORMATION (CONTINUED)

     (b) Reports on Form 8-K

     Form 8-K was filed with the United States Securities and Exchange Commission, dated August 5, 2003. The 8-K applied to Item 9 — Regulation FD Disclosure, per the 8-K instructions, and announced second quarter and year-to-date results for the periods ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)

DATED: November 7, 2003	/s/ Lawrence A. Fantauzzi

Lawrence A. Fantauzzi Secretary/Treasurer (Chief Financial Officer)

DATED: November 7, 2003	/s/ Rodger W. Platt

Rodger W. Platt Chairman and President (Chief Executive Officer)