Form 10-K
period 2003-12-31
CORTLAND BANCORP INC
filed 2004-03-15
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File Number 0-13814

CORTLAND BANCORP

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-14511184

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

194 West Main Street, Cortland, Ohio	44410

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 637-8040

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes  [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]  Yes  [   ]  No

Based upon the closing price of the registrant’s common stock of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $117,914,410. For purposes of this response directors and executive officers are considered the affiliates of the issuer at that date.

     The number of shares outstanding of the issuer’s classes of common stocks were as of March 9, 2004: 4,015,933 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders Report for the year ended December 31, 2003 are incorporated by reference into Parts I II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held April 13, 2004 are incorporated by reference into Part III.

FORM 10-K
2003

INDEX

Page
Part I
Item 1. Business:
General	I-2
Statistical Disclosure	I-3
Item 2. Properties	I-6
Item 3. Legal Proceedings	I-6
Item 4. Submission of Matters to a Vote of Security Holders	I-7
Executive Officers of the Registrant	I-7
Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	II-1
Item 6. Selected Financial Data	II-1
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-1
Item 7A. Quantitative and Qualitative Disclosure About Market Risk	II-1
Item 8. Financial Statements and Supplementary Data	II-1
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	II-1
Item 9A. Controls and Procedures	II-1
Part III
Item 10. Directors and Executive Officers of the Registrant	III-1
Item 11. Executive Compensation	III-1
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-1
Item 13. Certain Relationships and Related Transactions	III-1
Item 14. Principal Accounting Fees and Service	III-1
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	IV-1
Signatures	IV-2
Index to Exhibits	IV-3

PART I

Item 1. Business

General

THE CORPORATION

     Information relating to Item 1 – Business General – THE CORPORATION – is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

CORTLAND BANKS

     Information relating to Item 1 – Business General – CORTLAND BANKS – is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

NEW RESOURCES LEASING COMPANY

     Information relating to Item 1 – Business General – NEW RESOURCES LEASING COMPANY – is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

SUPERVISION AND REGULATION

     Information relating to Item 1 – Business General – SUPERVISION AND REGULATION – is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

COMPETITION

     Information relating to Item 1 – Business General – COMPETITION – is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.

EMPLOYEES

     Information relating to Item 1 – Business General – EMPLOYEES – is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference

AVAILABLE INFORMATION

      The Company files an annual report on Form 10K, quarterly reports on Form 10Q, current reports on Form 8K and amendments to those reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company’s Internet address is www.cortland-banks.com. The Company makes available through this address, free of charge, the reports filed, as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Statistical Disclosure

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     Information relating to I – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 2003 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2003
Annual Report
to Shareholders
A. Average Balance Sheet – December 31, 2003, 2002 and 2001	28 & 29
B. Analysis of Net Interest Earnings – Years ending December 31, 2003, 2002 and 2001	28 & 29
C. Rate and Volume Analysis – 2003 change from 2002 and 2002 change from 2001	34

II. INVESTMENT PORTFOLIO

     Information relating to II – Investment Portfolio is set forth in the Corporation’s 2003 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2003
Annual Report
to Shareholders
A. Book value of investments – December 31, 2003, 2002 and 2001	41
B. Summary of securities held – December 31, 2003	41 & 42
C. N/A

III. LOAN PORTFOLIO (ALL DOMESTIC)

A. TYPES OF LOANS

     Information relating to III – Loan Portfolio – A. Types of Loans is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 38, Loan Portfolio and is incorporated herein by reference.

B. MATURITIES AND SENSITIVITIES OF LOANS TO INTEREST RATES

     Information relating to III – Loan Portfolio – B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 38, Loan Portfolio and is incorporated herein by reference.

C. RISK ELEMENTS

     Information relating to III – Loan Portfolio – C. Risk Elements, is set forth in the Corporation’s 2003 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2003
Annual Report
to Shareholders
1. Nonaccrual, Past Due and Restructured Loans
(1) Aggregate amount in each category (5 years)	33
(2) Interest income
(i) That would have been recorded	16 & 33
(ii) That was included in income	16 & 33
(3) Policy for placing loans on non-accrual status	11 & 16
2. Potential Problem Loans	16
3.Foreign Outstandings	N/A
4.Loan concentrations over 10% not otherwise disclosed	N/A

D. Other Interest Bearing Assets – N/A

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

     A. Analysis of the Allowance for Loan Loss

          Information relating to IV – Summary of Loan Loss Experience – A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 37, Loan Loss Experience and is incorporated herein by reference.

     B. Breakdown of the Allowance for Loan Losses

          Information relating to IV – Summary of Loan Loss Experience – B. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 2003 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2003
Annual Report
to Shareholders
Breakdown of the Allowance for Loan Losses	37
Percentage of loans in each category	37
Loan Commitments and Lines of Credit	18–20 & 48

V. DEPOSITS (ALL DOMESTIC)

     A. Average Deposits and Average Rates Paid on Deposit Categories

          Information relating to V – Deposits – A. Average Deposits and Rates is set forth in the Corporation’s 2003 Annual Report to Shareholders, Pages 28 & 29, Three Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.

     B. Not applicable

     C. Not applicable

     D. Summary of Time Deposits of $100,000 or More

          Information relating to V – Deposits – D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 2003 Annual Report to Shareholders, Page 17, Note 6, Deposits and is incorporated herein by reference.

VI. RETURN ON EQUITY AND ASSETS

          Information relating to VI – Return on Equity and Assets is set forth in the Corporation’s 2003 Annual Report to Shareholders, page 30, Selected Financial Data and is incorporated herein by reference.

Item 2. Properties

CORTLAND BANCORP’S PROPERTY

     Information relating to Item 2 – Properties – is set forth in the Corporation’s 2003 Annual Report to Shareholders, page 4, Brief Description of the Business – CORTLAND BANCORP – and is incorporated herein by reference.

CORTLAND BANKS’ PROPERTY

     Information relating to Item 2 – Properties – is set forth in the Corporation’s 2003 Annual Report to Shareholders, page 4, Brief Description of the Business, THE CORTLAND SAVINGS AND BANKING COMPANY – and is incorporated herein by reference.

     Information relating to Item 2 – Properties – Location of Offices is set forth in the Corporation’s 2003 Annual Report to Shareholders, page 55, Cortland Banks Offices and Locations and is incorporated herein by reference.

Item 3. Legal Proceedings

     Information relating to Item 3 – Legal Proceedings – is set forth in the Corporation’s 2003 Annual Report to Shareholders, page 26, Note 16, Litigation and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

     The names, ages and positions of the executive officers as of March 9, 2004 are as follows:

Name	Age	Position Held
Rodger W. Platt	68	Chairman of the Board, President and Director
Lawrence A. Fantauzzi	56	Senior Vice President, Controller, Secretary, Treasurer and Chief Financial Officer
James M. Gasior	44	Senior Vice President, Chief of Lending and Administration

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

     Lawrence A. Fantauzzi has been the Controller of Cortland Bancorp and the subsidiary bank since April 1987. He became Treasurer and Chief Financial Officer of Cortland Bancorp and the subsidiary bank in December 1992. He became a Director of New Resources Leasing Company in November 1995 and Senior Vice President of the subsidiary bank in April 1996. In February 1999, he was elected Secretary of the Corporation and appointed to the Board of Directors of Cortland Bancorp and the subsidiary bank.

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

PART II

     Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s 2003 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

		Pages in 2003
		Annual Report
		to Shareholders
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	52

	Discussion of Dividend Restrictions	26

Item 6.	Selected Financial Data	30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-51

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45-46, 49-50

Item 8.	Financial Statements and Accompanying Information	1-30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
	None.

Item 9A.	Controls and Procedures

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

     In addition, there were no significant changes during the period covered by this report in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

II-1

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to directors of the Corporation will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 13, 2004. Such information is incorporated herein by reference. Pages 2-9 and 19-20. Information relating to executive officers of the Corporation is set forth in Part I.

Item 11. Executive Compensation

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 13, 2004. Such information is incorporated herein by reference. Pages 8-17.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     None

Item 13. Certain Relationships and Related Transactions

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 13, 2004. Such information is incorporated herein by reference. Pages 4, 6 & 12.

Item 14. Principal Accounting Fees and Service

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 13, 2004. Such information is incorporated herein by reference. Pages 20 & 21.

III-1

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

Included in Part II of this report:

Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s 2003 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

(a)	2. Financial Statement Schedules

Included in Part IV of this report as Exhibit 23:

Independent Accountants’ Consent

Schedules:

All schedules are omitted because they are not applicable.

(a)	3. Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-3 hereof and is incorporated herein by reference.

      (b) Report on Form 8-K

     Form 8-K was filed with the United States Securities and Exchange Commission, dated November 12, 2003. The 8-K applies to Item 12 — Results of Operations and Financial Condition, per the 8-K instructions, and announced third quarter and year-to-date results for the periods ended September 30, 2003.

IV-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 9, 2004 Date	By	/s/ Rodger W. Platt, President Rodger W. Platt, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rodger W. Platt Rodger W. Platt	Chairman of the Board, President and Director (Principal Executive Officer)	March 9 , 2004 Date

/s/ David C. Cole David C. Cole	Director	March 9 , 2004 Date

/s/ George E. Gessner George E. Gessner	Director	March 9 , 2004 Date

/s/ William A. Hagood William A. Hagood	Director	March 9, 2004 Date

/s/ James E. Hoffman, III James E. Hoffman, III	Director	March 9 , 2004 Date

/s/ Richard B. Thompson Richard B. Thompson	Director	March 9 , 2004 Date

/s/ K. Ray Mahan K. Ray Mahan	Director	March 9 , 2004 Date

/s/ Timothy K. Woofter Timothy K. Woofter	Director	March 9 , 2004 Date

/s/ Lawrence A. Fantauzzi Lawrence A. Fantauzzi	Senior Vice President, Controller, Secretary, Treasurer and Director (Chief Financial Officer)	March 9 , 2004 Date

/s/ James M. Gasior James M. Gasior	Senior Vice President, Chief of Lending and Administration	March 9 , 2004 Date

IV-2

INDEX TO EXHIBITS

     The following exhibits are filed or incorporated by reference as part of this report:

3.i.	Articles of Incorporation of the Corporation as currently in effect and any amendments thereto, (incorporated by reference to Registrant’s Registration Statement on Form S-3 filed on October 28, 1993, exhibit A).

3.ii.	Bylaws and/or Code of Regulations of the Corporation as currently in effect (incorporated herein by reference to Registrant’s Registration Statement on Form S-3 on October 28, 1993, exhibit B).

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Bylaws as referenced in 3.1. and 3.2.

11	Statement regarding computation of earnings per share (filed herewith).

13	Annual Report to security holders (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consents of experts and counsel – Consent of independent accountants (filed herewith).

31.1	CEO certification (Filed herewith)

31.2	CFO certification (Filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer required under Section 906 of Sarbanes-Oxley Act of 2002(filed herewith).

     Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Lawrence A. Fantauzzi, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 444l0.

IV-3