Form 10-Q
period 2004-03-31
CORTLAND BANCORP INC
filed 2004-05-10
CIK 774569

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: March 31, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

               For the transition from           to

               Commission file number: 0-13814

Cortland Bancorp

(Exact name of registrant as specified in its charter)

Ohio	34-1451118
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

194 West Main Street, Cortland, Ohio (Address of principal executive offices)	44410 (Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	at May 4, 2004 4,015,933 Shares

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	MARCH 31	DECEMBER 31
	2004	2003
ASSETS
Cash and due from banks	$8,394	$9,747
Federal funds sold	3,900

Total cash and cash equivalents	12,294	9,747
Investment securities available for sale (Note 2)	119,890	125,841
Investment securities held to maturity (approximate market value of $92,718 in 2004 and $98,451 in 2003) (Note 2)	90,393	96,934
Total loans (Note 4)	196,006	189,262
Less allowance for loan losses (Note 4)	(2,459)	(2,408)

Net loans	193,547	186,854

Premises and equipment	4,761	4,872
Other assets	15,922	14,144

Total assets	$436,807	$438,392

LIABILITIES
Noninterest-bearing deposits	$53,391	$57,632
Interest-bearing deposits (Note 6)	282,999	279,924

Total deposits	336,390	337,556

Federal Home Loan Bank advances and other borrowings	45,916	47,886
Other liabilities	4,491	3,069

Total liabilities	386,797	388,511

Commitments and contingent liabilities (Notes 8 & 16)
SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,246,747 shares in 2004 and 2003 (Note 1)	21,234	21,234
Additional paid-in capital (Note 1)	16,560	16,469
Retained earnings	15,659	15,401
Accumulated other comprehensive income (loss) (Note 1)	2,591	2,203
Treasury shares at cost, 230,814 in 2004 and 212,838 in 2003	(6,034)	(5,426)

Total shareholders’ equity (Notes 15 and 17)	50,010	49,881

Total liabilities and shareholders’ equity	$436,807	$438,392

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE
	MONTHS ENDED
	MARCH 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,075	$3,396
Interest and dividends on investment securities:
Taxable interest income	832	706
Nontaxable interest income	623	654
Dividends	29	29
Interest on mortgage-backed securities	977	1,087
Interest on trading account securities	—	13
Other interest income	4	53

Total interest income	5,540	5,938

INTEREST EXPENSE
Deposits	1,408	1,516
Borrowed funds	558	581

Total interest expense	1,966	2,097

Net interest income	3,574	3,841
Provision for loan losses	75	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,499	3,766

OTHER INCOME
Fees for other customer services	527	330
Investment securities gains - net	232	268
Trading securities gains - net	—	120
Gain on sale of loans - net	11	136
Other real estate (losses) gains - net	(116)	—
Other non-interest income	164	116

Total other income	818	970

OTHER EXPENSES
Salaries and employee benefits	1,651	1,665
Net occupancy and equipment expense	466	486
State and local taxes	148	132
Office supplies	103	86
Marketing expense	64	47
Other operating expenses	525	478

Total other expenses	2,957	2,894

INCOME BEFORE FEDERAL INCOME TAXES	1,360	1,842
Federal income taxes	219	380

NET INCOME	$1,141	$1,462

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.28	$0.36

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.28	$0.36

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.21

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
THREE MONTHS ENDED MARCH 31, 2003:
BALANCE AT JANUARY 1, 2003	$20,617	$13,323	$17,810	$3,165	($2,876)	$52,039
Comprehensive income:
Net income			1,462			1,462
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(366)		(366)

Total comprehensive income						1,096

Common stock transactions:
Shares sold
Treasury shares reissued		71			450	521
Treasury shares purchased					(795)	(795)
Cash dividends declared			(875)			(875)
Special dividend						—

BALANCE AT MARCH 31, 2003	$20,617	$13,394	$18,397	$2,799	($3,221)	$51,986

THREE MONTHS ENDED MARCH 31, 2004:
BALANCE AT JANUARY 1, 2004	$21,234	$16,469	$15,401	$2,203	($5,426)	$49,881
Comprehensive income:
Net income			1,141			1,141
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				388		388

Total comprehensive income						1,529

Common stock transactions:
Shares sold
Treasury shares reissued		91			424	515
Treasury shares purchased					(1,032)	(1,032)
Cash dividends declared			(883)			(883)

BALANCE AT MARCH 31, 2004	$21,234	$16,560	$15,659	$2,591	($6,034)	$50,010

	MARCH 31,
	2004	2003
DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:
Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	$541	($189)
Less: Reclassification adjustment for net gains realized in net income, net of tax	153	177

Net unrealized gains (losses) on available- for-sale securities, net of tax	$388	($366)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
NET CASH FLOWS FROM OPERATING ACTIVITIES	$1,013	$2,764
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(4,615)	(19,611)
Purchases of securities available for sale	(8,314)	(13,474)
Proceeds from sales of securities available for sale	3,853	2,511
Proceeds from call, maturity and principal payments on securities	21,982	27,652
Net increase in loans made to customers	(6,871)	(2,748)
Proceeds from disposition of other real estate	84	21
Purchase of premises and equipment	(49)	(43)

Net cash flows from investing activities	6,070	(5,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(1,166)	(1,042)
Net decrease in borrowings	(1,970)	(1,027)
Dividends paid	(883)	(875)
Purchases of treasury stock	(1,032)	(795)
Treasury shares reissued	515	521

Net cash flows from financing activities	(4,536)	(3,218)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,547	(6,146)
CASH AND CASH EQUIVALENTS
Beginning of period	9,747	32,571

End of period	$12,294	$26,425

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,958	$2,101
Income taxes paid	$0	$0

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     1.) Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     2.) Reclassifications:

     Certain items contained in the 2003 financial statements have been reclassified to conform to the presentation for 2004. Such reclassifications had no effect on the net results of operations.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS
	March 31,
	2004	2003
Proceeds on securities sold	$3,853	$2,511
Gross realized gains	220	159
Gross realized losses	0	0

Proceeds on securities called	$2,000	$7,840
Gross realized gains	12	109
Gross realized losses	0	0

     Securities available for sale, carried at fair value, totaled $119,890 at March 31, 2004 and $125,841 at December 31, 2003 representing 57.0% and 56.5%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

     Investment securities with a carrying value of approximately $55,911 at March 31, 2004 and $43,909 at December 31, 2003 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated market value of debt securities at March 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$1,250	$1,253
Due after one year through five years	5,566	5,969
Due after five years through ten years	22,397	23,039
Due after ten years	31,584	33,315

	60,797	63,576
Mortgage-backed securities	52,023	53,167

	$112,820	$116,743

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$2,506	$2,521
Due after one year through five years	198	215
Due after five years through ten years	9,102	9,328
Due after ten years	45,048	47,213

	56,854	59,277
Mortgage-backed securities	33,539	33,441

	$90,393	$92,718

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2004, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$4,630	$546	$	$5,176
U.S. Government agencies and corporations	26,787	765	2	27,550
Obligations of states and political subdivisions	20,236	1,267	7	21,496
Mortgage-backed and related securities	52,023	1,230	86	53,167
Corporate securities	9,144	258	48	9,354

Total debt securities	112,820	4,066	143	116,743
Marketable equity securities
Other securities	3,147			3,147

Total available for sale	$115,967	$4,066	$143	$119,890

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$155	$9	$	$164
U.S. Government agencies and corporations	23,620	415	14	24,021
Obligations of states and political subdivisions	33,079	2,040	27	35,092
Mortgage-backed and related securities	33,539	93	191	33,441

Total held to maturity	$90,393	$2,557	$232	$92,718

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2003:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$4,635	$336	$	$4,971
U.S. Government agencies and corporations	31,843	621	43	32,421
Obligations of states and political subdivisions	19,727	1,062	16	20,773
Mortgage-backed and related securities	52,396	1,174	143	53,427
Corporate securities	10,786	397	53	11,130

Total debt securities	119,387	3,590	255	122,722
Marketable equity securities
Other securities	3,119			3,119

Total available for sale	$122,506	$3,590	$255	$125,841

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury securities	$156	$4	$	$160
U.S. Government agencies and corporations	24,976	230	62	25,144
Obligations of states and political subdivisions	32,730	1,653	47	34,336
Mortgage-backed and related securities	39,072	62	323	38,811

Total held to maturity	$96,934	$1,949	$432	$98,451

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

	CONTRACT OR
	NOTIONAL AMOUNT
	March 31,	December 31,
	2004	2003
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$524	$96
Variable	37,104	29,411
Standby letters of credit	786	761

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2004	2003
1-4 family residential mortgages	32.3%	30.7%
Commercial mortgages	47.7%	49.0%
Consumer loans	3.5%	3.8%
Commercial loans	11.3%	11.5%
Home equity loans	5.2%	5.0%

     There are no mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2004, and $103 at December 31, 2003. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Loans accounted for on a nonaccrual basis	$1,953	$2,067
Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	0	0
Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	0	0

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the three months ended March 31, 2004 and 2003.

	March 31,	March 31,
	2004	2003
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$44	$27
Interest income actually included in income on the loan	2	6

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

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 2004 the recorded investment in impaired loans was $1,181 while the related portion of the allowance for loan losses was $ 265. At December 31, 2003, there were $871 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $177.

     Loans in the amount of $1,982 as of March 31, 2004, and $2,113 as of December 31, 2003, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following is an analysis of the allowance for loan losses for the three-month periods ended March 31, 2004 and March 31, 2003:

	2004	2003
Balance at beginning of period	$2,408	$3,134
Loan charge-offs:
1-4 family residential mortgages	21	—
Commercial mortgages	—	—
Consumer loans	13	57
Commercial loans	10	99
Home equity loans	—	—

	44	156

Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—
Commercial mortgages	—	—
Consumer loans	16	26
Commercial loans	4	3
Home equity loans	—	—

	20	29

Net charge-offs	(24)	(127)
Provision charged to operations	75	75

Balance at end of period	$2,459	$3,082

Ratio of annualized net charge-offs to average loans outstanding	0.05%	0.26%

     The decrease in charge-offs in 2004 primarily reflects the effect of an impaired commercial loan credit charged off in 2003 for which a specific loss reserve had previously been established.

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

     Plaintiffs appealed the judgment rendered by the Common Pleas Court of Trumbull County. The Company and the Plaintiffs filed all permitted briefs with the 11th District Court of Appeals and oral arguments were made before the Court of Appeals on October 20,2003. On March 4, 2004, the Company received notice that the 11th District Court of Appeals had upheld the decision of the Court of Common Pleas in Trumbull County, Ohio in favor of the registrant and its subsidiary bank. Plaintiffs have appealed the 11th District Courts decision to the Ohio Supreme Court. While it is not feasible to predict the ultimate resolution of this matter, an outcome unfavorable to the Company’s bank subsidiary could have a material effect on the Company’s quarterly and annual operating results for that period in which such a judgment might be rendered. It remains the Company’s intent to vigorously defend these actions.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

6.) Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED
	March 31,
	2004	2003
Net Income	$1,141	$1,462
Weighted average common shares outstanding *	4,025,105	4,113,371
Basic earnings per share *	$0.28	$0.36
Diluted earnings per share *	$0.28	$0.36
Dividends declared per share *	$0.22	$0.21

*Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2004.

7.) Stock Repurchase Program

     On January 23, 2001, the Company’s Board of Directors approved a Stock Repurchase Program (the “2001 Program”), which allowed the Company to repurchase up to 187,000 shares (or approximately 4.9% of the 3,815,125 shares outstanding as of January 31, 2001) of the Company’s outstanding common stock. The program expired February 6, 2002. On January 22, 2002, the Company’s Board of Directors approved a new program (the “2002 Program”), which allowed the Company to repurchase up to 193,000 shares (or approximately 4.9% of the 3,943,151 shares outstanding as of January 31, 2002) of the Company’s outstanding common stock. This program expired on February 6, 2003. On January 28, 2003, the Company’s Board of Directors once again approved a new program (the “2003 Program”) which allowed the Company to repurchase up to 196,000 shares (or approximately 4.9% of the 3,998,191 shares outstanding as of January 28, 2003) of the Company’s outstanding common stock. This program expired on February 6, 2004. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

     Under the 2002 Program, based on the value of the Company’s stock on January 31, 2002, the commitment to repurchase the stock over the next year was $4,053. The Company repurchased 114,073 shares under the 2002 program.

     Under the 2003 Program, based on the value of the Company’s stock on January 28, 2003, the commitment to repurchase the stock over the next twelve months was $5,037. The Company repurchased 34,605 shares between January 1, 2004 and February 6, 2004 bringing the total repurchased shares to 137,869 under the 2003 Program. The Company also reissued 16,629 shares to existing shareholders through its dividend reinvestment program in January 2004, bringing the total number of shares reissued during the 2003 Program to 43,750.

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

Critical Accounting Policies and Estimates

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements Summary of Significant Accounting Policies” in the 2003 annual report on Form 10-K. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of these policies and related

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

methodologies are more critical than others. There has been no material change in critical accounting estimates since those presented in the 2003 annual report on Form 10-K.

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

     Along with its liquid assets, the Company has other sources of liquidity available to it, which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, borrowings from the Federal Home Loan Bank of Cincinnati and access to the Federal Reserve Discount Window.

     Cash and cash equivalents increased compared to levels at year-end 2003, as the Company moved to increase its level of Federal Funds Sold. Operating activities provided cash of $1,013 and $2,764 during the three months ended March 31, 2004 and 2003, respectively. Key difference stems mainly from 1) loans held for sale decreased by $103 at March 31, 2004 as compared to a decrease of $890 at March 31, 2003, which favorably impacts the proceeds and gains on loans realized in 2003; 2) trading account securities used $2,787 in funds in the first quarter of 2003 and none in the first quarter of 2004 , and 3) the net increase in securities to settle and securities sold to settle in March 2003 was $3,295, while in March 2004, there was no increase, which results in a positive impact on cash flows from operating activities. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2004 and 2003.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 2.2% for the three months ended March 31, 2004 and 4.7% for the three months ended March 31, 2003. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 1.0%. Capital ratios remained well in excess of regulatory minimums.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
Tier 1 Capital	$47,183	$47,433
Tier 2 Capital	2,459	2,408

TOTAL QUALIFYING CAPITAL	$49,642	$49,841

Risk Adjusted
Total Assets (*)	$237,121	$231,034
Tier 1 Risk-Based
Capital Ratio	19.90%	20.53%
Total Risk-Based
Capital Ratio	20.94%	21.57%
Tier 1 Risk-Based
Capital to Average Assets (Leverage Capital Ratio)	10.84%	10.94%

(*) Includes off-balance sheet exposures.

     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $435,310 for the three months ended March 31, 2004 and $433,513 for the year ended December 31, 2003.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

First Three Months of 2004 as Compared to First Three Months of 2003

     During the first three months of 2004, net interest income after provision for loan losses decreased by $267 compared to the first three months of 2003. Total interest income decreased by $398 or 6.7%, from the level recorded in 2003. This was accompanied by a decrease in interest expense of $131 or 6.2%, with no change in the provision for loan losses.

     The average rate paid on interest sensitive liabilities decreased by 24 basis points year-over-year. The average balance of interest sensitive liabilities increased by $6,623 or 2.1%. Compared to the first three months of last year, average borrowings increased by $3,033 while the average rate paid on borrowings decreased by 57 basis points. Average interest bearing demand deposits decreased by $903, while savings and money market accounts decreased by $4,125. The average rate paid on these products decreased by 22 basis points in the aggregate. The average balance on time deposit products increased by $8,618 as the average rate paid decreased by 33 basis points, from 3.77% to 3.44%.

     Interest and dividend income on securities registered a decrease of $15, or 0.6%, during the first three months of 2004 when compared to 2003, while on a fully tax equivalent basis income on investment securities decreased by $30, or 1.1%. The average invested balances increased by $23,383 from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 67 basis point decline in the tax equivalent yield of the portfolio.

     Interest and fees on loans decreased by $321, or 9.5%, for the first three months of 2004 compared to 2003. A $1,632 decrease in the average balance of the loan portfolio, or 0.8%, was accompanied by a 68 basis point decline in the portfolio’s tax equivalent yield.

     Interest on trading account securities measured $13 at March 31, 2003. There was no trading account activity in the first three months of 2004. Other interest income decreased by $49 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $16,187 or 89.7%. The yield on federal funds decreased by 23 basis points compared to 2003.

     The composite tax equivalent yield on earning assets decreased by 51 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio and the trading account measured 5.1%, a 67 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 6.5%, down 68 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 24 basis points compared to a year ago. The net effect of these changes was that the tax equivalent net interest margin decreased to 3.8%, a decrease of 33 basis points from that achieved during last year’s first quarter.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Other income from all sources decreased by $152 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $125 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $36 from year ago levels. Gains on trading account securities in 2003 were $120 with no activity recorded in 2004. Fees for other customer services increased by $197, primarily due to the introduction of a new deposit product first offered to customers late in the third quarter of 2003. In the first quarter of 2004, losses on other real estate owned of $116 were recorded with none in the same quarter of 2003. Other sources of non-recurring non-interest income increased by $48 from the same period a year ago. This income category is subject to fluctuation due to nonrecurring items.

     Loans net of the allowance for losses increased by $3,421 during the 12-month period from March 31, 2003 to March 31, 2004, and by $6,693 from year-end. This result reflects the effect of a $6.0 million dollar purchase of residential mortgage loans in the first quarter of 2004. Gross loans as a percentage of earning assets stood at 47.8% as of March 31, 2004 as compared to 46.9% at March 31, 2003. The loan to deposit ratio at the end of the first three months of 2004 was 58.3% compared to 57.8% at the end of the same period a year ago. The investment portfolio represented 62.5% of each deposit dollar, up from 60.4% a year ago.

     Loan charge-offs during the first three months were $44 in 2004 in contrast to $156 in 2003, while the recovery of previously charged-off loans amounted to $20 in 2004 compared to $29 in 2003. The higher level of charge-offs during 2003 primarily reflects an impaired commercial loan credit for which a specific loss reserve had previously been established. A provision for loan loss of $75 was charged to operations in both 2004 and 2003. Non-accrual loans at March 31, 2004 represented 1.0% of the loan portfolio compared to 1.1% at December 31, 2003 and 0.6% a year ago. At March 31, 2004, the loan loss allowance of $2,459 represented 1.3% of outstanding loans.

     Total other expenses in the first three months were $2,957 in 2004 compared to $2,894 in 2003, an increase of $63, or 2.2%. Full time equivalent employment during the first three months averaged 165 employees in 2004, a 2.4% decrease from the 169 employed in the same period of 2003. Salaries and benefits decreased by $14, or 0.8%, compared to the similar period a year ago.

     For the first three months of 2004, state and local taxes increased by $16 or 12.1%. Occupancy and equipment expense decreased by $20, or 4.1%. Office supplies increased by $17, due mainly to increased postage & supply costs. Marketing expense also increased by $17. All other expense categories increased by 9.8%, or $47 as a group.

     Income before income tax expense amounted to $1,360 for the first three months of 2004 compared to $1,842 for the similar period of 2003. The effective tax rate for the first three months was 16.1% in 2004 compared to 20.6% in 2003, resulting in income tax expense of $219 and $380, respectively. The decline in the effective tax rate reflects a decline in taxable income, while income exempt from taxation from all sources remained little changed. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	March 31,
	2004	2003
Provision at statutory rate	$462	$626
Add (Deduct):
Tax effect of non-taxable income	(265)	(270)
Tax effect of non-deductible interest expense	17	20
Tax effect of other items, net	5	4

Federal income taxes	$219	$380

     Net income for the first three months registered $1,141 in 2004 compared to $1,462 in 2003, representing per share amounts of $0.28 in 2004 and $0.36 in 2003. Dividends declared per share were $0.22 in 2004 and $0.21 in 2003.

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

     The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). The Company’s bank subsidiary is rated “satisfactory” for CRA purposes, and remains well capitalized and well managed in management’s opinion.

New Accounting Standards

     On March 9, 2004, the SEC staff released Staff Accounting Bulletin No. 105 – Application of Accounting Principles to Loan Commitments. This bulletin requires all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. This guidance requires the Company to recognize a liability on its balance sheet equal to fair value of the commitment at the time the loan commitment is issued. As a result, this guidance delays the recognition of any revenue related to these commitments until such time as the loan is sold. However, the new accounting standard has no effect on the ultimate amount of revenue or the cash flows recognized over time. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operation.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

     Management considers interest rate risk to be the Company’s principal source of market risk. Interest rate risk is measured as the impact of interest rate changes on the Company’s net interest income. Components of interest rate risk comprise repricing risk, basis risk and yield curve risk. Repricing risk arises due to timing differences in the repricing of assets and liabilities as interest rate changes occur. Basis risk occurs when repricing assets and liabilities reference different key rates. Yield curve risk arises when a shift occurs in the relationship among key rates across the maturity spectrum.

     The effective management of interest rate risk seeks to limit the adverse impact of interest rate changes on the Company’s net interest margin, providing the Company with the best opportunity for maintaining consistent earnings growth. Toward this end, management uses computer simulation to model the Company’s financial performance under varying interest rate scenarios. These scenarios may reflect changes in the level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. The Company has recently upgraded its simulation model to provide increased operating efficiency and to enable more effective risk measurement and balance sheet management. The new model enables management to better evaluate the impact of individual strategies and transactions, the effects of changing conditions such as prepayment speeds, and provides greater flexibility in modeling management’s response to changing conditions.

     The simulation model allows management to test and evaluate alternative responses to a changing interest rate environment. Typically when confronted with a heightened risk of rising interest rates, the Company will evaluate strategies that shorten investment and loan repricing intervals and maturities, emphasize the acquisition of floating rate over fixed rate assets, and lengthen the maturities of liability funding sources. When the risk of falling rates is perceived, management will consider strategies that shorten the maturities of funding sources, lengthen the repricing intervals and maturities of investments and loans, and emphasize the acquisition of fixed rate assets over floating rate assets.

     The most significant assumptions used in the simulation relate to the cash flows and repricing characteristics of the Company’s balance sheet. Repricing and runoff rate assumptions are based upon specific product parameters modified by historical trends and internal projections. These assumptions are based upon specific product parameters modified by historical trends and internal projections. These assumptions are periodically reviewed and benchmarked against historical results. Actual results may differ from simulated results not only due to the timing, magnitude and frequency of interest rate changes, but also due to changes in general economic conditions, changes in customer preferences and behavior, and changes in strategies by both existing and potential competitors.

     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2004 and December 31, 2003. Simulated results are based on the Company’s new simulation model for both periods. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2004. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

     Over the past twelve months, the Federal Reserve has decreased its target rate for overnight federal funds by 25 basis points. At March 31, 2004, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 291 basis points from the positive 332 basis points that existed at December 31, 2003. The change denotes a “flattening” of the yield curve. The yield curve, however, remains positively sloping, as interest rates increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury curve.

     The base case against which interest rate sensitivity is measured assumes no change in short term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,403 for the twelve month period ending March 31, 2005.

Simulated Net Interest Income (NII) Scenarios
Fully Taxable Equivalent Basis
For the Twelve Months Ending

	Net Interest Income		$Change in NII		% Change in NII
Changes in	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Interest Rates	2005	2004	2005	2004	2005	2004
Graduated increase of +300 basis points	$16,036	$15,474	$633	$111	4.1%	0.7%
Short term rates unchanged	15,403	15,363
Graduated decrease of -300 basis points	14,622	14,870	(781)	(493)	(5.1)%	(3.2)%

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

     It is management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

     With the participation of management, including the Company’s principal executive officer and principal financial officer, the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), has been evaluated as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this report, are being prepared.

     In addition, there were no significant changes during the period covered by this report in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

CORTLAND BANCORP AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     See Note (5) of the financial statements.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Company’s Common Stock. The following table shows information relating to the repurchase of shares of its common stock during the three months ended March 31, 2004:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares
			Part of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	Per Share	Programs	Programs*
January	29,314	$29.89	29,314	63,422
February	5,291	29.50	5,291	0
March	—	—	—	0

Total	34,605	$29.83	34,605

   *The “2003” Program expired on February 6, 2004. See Note 7.

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

PART II – OTHER INFORMATION (CONTINUED)

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

     (b) Reports on Form 8-K

          Form 8-K was filed with the United States Securities and -Exchange Commission, dated February 10, 2004. The 8-K applied to Item 12 – Results of Operations and Financial Condition, per the 8-K instructions, and announced fourth quarter and year-end results for the year ended December 31, 2003.

          Additionally, a form 8-K was filed with the United States Securities and Exchange Commission, dated February 25, 2004. The 8-K applied to Item 9 – Regulation FD Disclosure, per the 8-K instructions, and announced the Board appointment of Neil J. Kaback and the declaration of a $0.22 per share dividend payable on April 1, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp
(Registrant)

DATED: May 4, 2004	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
Secretary/Treasurer
(Chief Financial Officer)

DATED: May 4, 2004	/s/ Rodger W. Platt
Rodger W. Platt
Chairman and President
(Chief Executive Officer)