Form 10-Q
period 2004-06-30
CORTLAND BANCORP INC
filed 2004-08-09
CIK 774569

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 For the transition from _______________ to ________________
Commission file number: 0-13814

Cortland Bancorp

(Exact name of registrant as specified in its charter)

Ohio	34-1451118
State or other jurisdiction of	(I.R.S.Employer
Incorporation or organization	Identification No.)

194 West Main Street, Cortland, Ohio	44410
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	at August 2, 2004 4,036,294 Shares

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	JUNE 30	DECEMBER 31	JUNE 30
	2004	2003	2003
ASSETS
Cash and due from banks	$9,216	$9,747	$13,428
Federal funds sold			7,550

Total cash and cash equivalents	9,216	9,747	20,978
Investment securities available for sale (Note 2)	120,287	125,841	119,217
Investment securities held to maturity (approximate market value of $98,394 in 2004 , $98,451 in December 2003 and $96,218 in June 2003) (Note 2)	98,691	96,934	93,283
Total loans (Note 4)	197,267	189,262	192,898
Less allowance for loan losses (Note 4)	(2,496)	(2,408)	(2,991)

Net loans	194,771	186,854	189,907

Premises and equipment	4,618	4,872	5,124
Other assets	15,519	14,144	11,669

Total assets	$443,102	$438,392	$440,178

LIABILITIES
Noninterest-bearing deposits	$56,251	$57,632	$57,765
Interest-bearing deposits (Note 6)	288,480	279,924	280,018

Total deposits	344,731	337,556	337,783

Federal Home Loan Bank advances and other borrowings	47,417	47,886	46,390
Other liabilities	2,391	3,069	3,244

Total liabilities	394,539	388,511	387,417

Commitments and contingent liabilities (Notes 8 & 16)
SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,246,747 shares in both June 2004 and December 2003 and 4,123,437 in June 2003 (Note 1)	21,234	21,234	20,617
Additional paid-in capital (Note 1)	16,572	16,469	13,431
Retained earnings	15,854	15,401	18,884
Accumulated other comprehensive income (loss) (Note 1)	690	2,203	3,165
Treasury shares at cost, 221,365 in 2004, 212,838 in December 2003 and 143,272 in June 2003	(5,787)	(5,426)	(3,336)

Total shareholders’ equity (Notes 15 and 17)	48,563	49,881	52,761

Total liabilities and shareholders’ equity	$443,102	$438,392	$440,178

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,100	$3,303	$6,175	$6,699
Interest and dividends on investment securities:
Taxable interest income	820	731	1,652	1,437
Nontaxable interest income	639	613	1,262	1,267
Dividends	36	36	65	65
Interest on mortgage-backed securities	831	1,021	1,808	2,108
Interest on trading account securities		11		24
Other interest income	13	43	17	96

Total interest income	5,439	5,758	10,979	11,696

INTEREST EXPENSE
Deposits	1,425	1,454	2,833	2,970
Borrowed funds	549	587	1,107	1,168

Total interest expense	1,974	2,041	3,940	4,138

Net interest income	3,465	3,717	7,039	7,558
Provision for loan losses	25	25	100	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,440	3,692	6,939	7,458

OTHER INCOME
Fees for other customer services	565	364	1,092	694
Investment securities gains - net	76	216	308	484
Trading securities gains - net		5		125
Gain on sale of loans - net	12	166	23	302
Other real estate (losses) gains - net	(52)		(168)
Other non-interest income	139	130	303	246

Total other income	740	881	1,558	1,851

OTHER EXPENSES
Salaries and employee benefits	1,659	1,616	3,310	3,281
Net occupancy and equipment expense	477	496	943	982
State and local taxes	147	133	295	265
Office supplies	84	84	187	170
Marketing expense	40	47	104	94
Other operating expenses	512	484	1,037	962

Total other expenses	2,919	2,860	5,876	5,754

INCOME BEFORE FEDERAL INCOME TAXES	1,261	1,713	2,621	3,555
Federal income taxes	179	348	398	728

NET INCOME	$1,082	$1,365	$2,223	$2,827

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.27	$0.33	$0.55	$0.69

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.27	$0.33	$0.55	$0.69

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.22	$0.44	$0.43

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
SIX MONTHS ENDED JUNE 30, 2003:
BALANCE AT JANUARY 1, 2003	$20,617	$13,323	$17,810	$3,165	($2,876)	$52,039
Comprehensive income:
Net income			2,827			2,827
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment

Total comprehensive income						2,827

Common stock transactions:
Shares sold
Treasury shares reissued		108			679	787
Treasury shares purchased					(1,139)	(1,139)
Cash dividends declared			(1,753)			(1,753)
Special dividend

BALANCE AT JUNE 30, 2003	$20,617	$13,431	$18,884	$3,165	($3,336)	$52,761

SIX MONTHS ENDED JUNE 30, 2004:
BALANCE AT JANUARY 1, 2004	$21,234	$16,469	$15,401	$2,203	($5,426)	$49,881
Comprehensive income:
Net income			2,223			2,223
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(1,513)		(1,513)

Total comprehensive income						710

Common stock transactions:
Shares sold
Treasury shares reissued		103			671	774
Treasury shares purchased					(1,032)	(1,032)
Cash dividends declared			(1,770)			(1,770)

BALANCE AT JUNE 30, 2004	$21,234	$16,572	$15,854	$690	($5,787)	$48,563

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE	JUNE 30,
FOR SALE SECURITY GAINS AND LOSSES:	2004	2003
Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	($1,310)	$319
Less: Reclassification adjustment for net gains realized in net income, net of tax	203	319

Net unrealized gains (losses) on available- for-sale securities, net of tax	($1,513)	$0

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2004	2003
NET CASH FLOWS FROM OPERATING ACTIVITIES	$1,197	$5,133
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(22,775)	(39,982)
Purchases of securities available for sale	(29,023)	(33,370)
Proceeds from sales of securities available for sale	9,423	5,463
Proceeds from call, maturity and principal payments on securities	43,317	55,093
Net (increase) decrease in loans made to customers	(8,027)	(3,376)
Proceeds from disposition of other real estate	743	21
Purchase of premises and equipment	(64)	(216)

Net cash flows from investing activities	(6,406)	(16,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	7,175	2,025
Net decrease in borrowings	(469)	(279)
Dividends paid	(1,770)	(1,753)
Purchases of treasury shares	(1,032)	(1,139)
Treasury shares reissued	774	787

Net cash flows from financing activities	4,678	(359)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(531)	(11,593)
CASH AND CASH EQUIVALENTS
Beginning of period	9,747	32,571

End of period	$9,216	$20,978

SUPPLEMENTAL DISCLOSURES
Interest paid	$3,958	$4,115
Income taxes paid	$500	$850

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)

(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	June 30, 2004			December 31, 2003			June 30, 2003
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other money market funds	$3,721	$18	1.0%	$10,338	$118	1.1%	$16,291	96	1.2%
Investment securities (1) (2)	214,587	5,386	5.0%	204,599	10,857	5.3%	197,245	5,478	5.6%
Loans (2) (3)	193,848	6,221	6.4%	191,392	13,141	6.9%	192,666	6,751	7.0%
Trading account securities				1,190	68	5.7%	813	24	5.9%

Total interest-earning assets	412,156	$11,625	5.6%	407,519	$24,184	5.9%	407,015	$12,349	6.1%

Cash and due from banks	9,243			10,140			10,185
Bank premises and equipment	4,767			5,119			5,191
Other assets	14,800			13,461			13,160

Total non-interest-earning assets	28,810			28,720			28,536

Total Assets	$440,966			$436,239			$435,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$46,839	101	0.4%	$50,714	$249	0.5%	$51,528	139	0.5%
Savings	90,391	250	0.5%	88,953	540	0.6%	88,708	302	0.7%
Time	146,407	2,482	3.4%	139,568	5,030	3.6%	138,166	2,529	3.7%

Total interest-bearing deposits	283,637	2,833	2.0%	279,235	5,819	2.1%	278,402	2,970	2.2%
Federal funds purchased	567	3	1.2%	57	1	1.8%
Other borrowings	46,654	1,104	4.8%	44,848	2,312	5.2%	45,262	1,168	5.2%

Total interest-bearing liabilities	330,858	$3,940	2.4%	324,140	$8,132	2.5%	323,664	$4,138	2.6%

Demand deposits	55,994			55,898			54,721
Other liabilities	4,360			4,394			4,528
Shareholders’ equity	49,754			51,807			52,638

Total liabilities and Shareholders’ equity	$440,966			$436,239			$435,551

Net interest income		$7,685			$16,052			$8,211

Net interest rate spread (4)			3.2%			3.4%			3.5%

Net interest margin (5)			3.7%			3.9%			4.0%

Ratio of interest-earning assets to interest-bearing liabilities			1.25			1.26			1.26

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)

(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	June 30, 2004			March 31, 2004			June 30, 2003
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other money market funds	$5,595	$13	1.0%	$1,849	$4	1.0%	$14,565	$43	1.2%
Investment securities (1) (2)	213,127	2,630	4.9%	216,055	2,757	5.1%	201,767	2,691	5.3%
Loans (2) (3)	197,019	3,124	6.4%	190,677	3,098	6.5%	193,019	3,329	7.0%
Trading account securities							674	11	6.3%

Total interest-earning assets	415,741	$5,767	5.6%	408,581	$5,859	5.7%	410,025	$6,074	6.0%

Cash and due from banks	9,383			9,102			10,196
Bank premises and equipment	4,713			4,821			5,169
Other assets	14,123			15,332			13,359

Total non-interest-earning assets	28,219			29,255			28,724

Total Assets	$443,960			$437,836			$438,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$48,136	$53	0.4%	$45,543	$48	0.4%	$50,954	$60	0.5%
Savings	91,054	129	0.6%	89,727	121	0.5%	89,222	131	0.6%
Time	147,981	1,243	3.4%	144,832	1,239	3.4%	140,096	1,263	3.6%

Total interest-bearing deposits	287,171	1,425	2.0%	280,102	1,408	2.0%	280,272	1,454	2.1%

Federal funds purchased	86			1,047	3	1.2%
Other borrowings	45,969	549	4.8%	47,339	555	4.7%	45,173	587	5.2%

Total interest-bearing liabilities	333,226	$1,974	2.4%	328,488	$1,966	2.4%	325,445	$2,041	2.5%

Demand deposits	57,077			54,911			55,479
Other liabilities	4,470			4,268			5,242
Shareholders’ equity	49,187			50,169			52,583

Total liabilities and Shareholders’ equity	$443,960			$437,836			$438,749

Net interest income		$3,793			$3,893			$4,033

Net interest rate spread (4)			3.2%			3.3%			3.5%

Net interest margin (5)			3.6%			3.8%			4.0%

Ratio of interest-earning assets to interest-bearing liabilities			1.25			1.24			1.26

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     1.) Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS		SIX MONTHS
	June 30,		June 30,
	2004	2003	2004	2003
Proceeds on securities sold	$5,570	$2,952	$9,423	$5,463
Gross realized gains	86	208	306	367
Gross realized losses	10		10
Proceeds on securities called	$50	$1,050	$2,050	$8,890
Gross realized gains		8	12	117
Gross realized losses

     Securities available for sale, carried at fair value, totaled $120,287 at June 30, 2004 and $125,841 at December 31, 2003 representing 54.9% and 56.5%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

     Investment securities with a carrying value of approximately $49,389 at June 30, 2004 and $43,909 at December 31, 2003 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated market value of debt securities at June 30, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$2,393	$2,404
Due after one year through five years	6,225	6,433
Due after five years through ten years	16,303	16,456
Due after ten years	37,968	38,274

	62,889	63,567
Mortgage-backed securities	53,181	53,544

	$116,070	$117,111

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$486	$490
Due after one year through five years	198	205
Due after five years through ten years	15,251	15,265
Due after ten years	54,444	54,966

	70,379	70,926
Mortgage-backed securities	28,312	27,468

	$98,691	$98,394

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2004, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$8,113	$220	$43	$8,290
U.S. Government agencies and corporations	22,354	247	131	22,470
Obligations of states and political subdivisions	21,292	455	144	21,603
Mortgage-backed and related securities	53,181	835	472	53,544
Corporate securities	11,130	140	66	11,204

Total debt securities	116,070	1,897	856	117,111
Other securities	3,176			3,176

Total available for sale	$119,246	$1,897	$856	$120,287

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$154	$	$	$154
U.S. Government agencies and corporations	35,618	156	304	35,470
Obligations of states and political subdivisions	34,607	876	181	35,302
Mortgage-backed and related securities	28,312	23	867	27,468

Total held to maturity	$98,691	$1,055	$1,352	$98,394

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

	CONTRACT OR
	NOTIONAL AMOUNT
	June 30,	December 31,
	2004	2003
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$1,011	$96
Variable	31,245	29,411
Standby letters of credit	735	761

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2004	2003
1-4 family residential mortgages	32.0%	30.7%
Commercial mortgages	48.4%	49.0%
Consumer loans	3.4%	3.8%
Commercial loans	10.8%	11.5%
Home equity loans	5.4%	5.0%

     There are $93 in mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2004, and $103 at December 31, 2003. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Loans accounted for on a nonaccrual basis	$2,086	$2,067
Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	NONE	NONE
Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	NONE	NONE

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the six months ended June 30, 2004 and 2003.

	June 30,	June 30,
	2004	2003
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$85	$144
Interest income actually included in income on the loan	5	45

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

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 2004 the recorded investment in impaired loans was $1,572 while the related portion of the allowance for loan losses was $ 510. At December 31, 2003, there were $871 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $177.

     Loans in the amount of $4,668 as of June 30, 2004, and $2,113 as of December 31, 2003, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following is an analysis of the allowance for loan losses for the periods ended June 30, 2004 and June 30, 2003:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Balance at beginning of period	$2,459	$3,082	$2,408	$3,134
Loan charge-offs:
1-4 family residential mortgages			21
Commercial mortgages
Consumer loans	8	27	21	84
Commercial loans		122	10	221

Home equity loans	8	149	52	305

Recoveries on previous loan losses:
1 - 4 family residential mortgages
Commercial mortgages
Consumer loans	20	32	36	58
Commercial loans		1	4	4
Home equity loans				—

	20	33	40	62

Net charge-offs	12	(116)	(12)	(243)

Provision charged to operations	25	25	100	100

Balance at end of period	$2,496	$2,991	$2,496	$2,991

Ratio of annualized net charge-offs to average loans outstanding	(0.20)%	0.24%	0.01%	0.25%

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

5.) Legal Proceedings:

     Since 1993 The Company’s subsidiary bank has been a defendant in class action lawsuits involving purchased interests in two Ohio campgrounds, Slentz, et al (Plaintiffs) versus Cortland Savings and Banking Company (Defendant) and McDonagh, et al (Plaintiffs) versus Cortland Savings and Banking Company (Defendant).

     These class action cases originated with filings in the Northern District of Ohio Eastern Division of the Federal Court system. In addition to their alleged Federal claims, Plaintiffs alleged State law claims which were included as pendent causes of action. On October 20, 1997 the federal judge presiding over these cases filed a judgment entry dismissing all federal claims against the registrant’s subsidiary bank without prejudice. The judgment of the district federal court was appealed by Plaintiffs. On March 2, 1999 the United States Court of Appeals for the Sixth Circuit affirmed the decision of the district federal court to grant summary judgment in favor of the defendant bank and to dismiss all of Plaintiffs’ Federal Claims. While awaiting the ruling of the Sixth Circuit Court of Appeals, the Plaintiffs asserted their alleged State law claims by filing suit in the Common Pleas Court of Trumbull County seeking damages of approximately $4.3 million.

     On September 30, 2002 the registrant received notice that The Court of Common Pleas in Trumbull County, Ohio had ordered the dismissal of all Plaintiffs’ claims in Slentz, et al (Plaintiffs) versus Cortland Savings and Banking Company (Defendant), and McDonagh, et al (Plaintiffs) versus Cortland Savings and Banking Company (Defendant), and granted registrant’s subsidiary bank, Cortland Savings and Banking Company, Summary Judgment on all counts of Plaintiffs’ Complaint in both cases.

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

     On April 15, 2004 the Plaintiffs appealed the 11th District Court's decision to the Ohio Supreme Court. On July 14, 2004 the Ohio Supreme Court ruled that it would not accept the Plaintiffs’ cases for review and for briefing on the merits. Plaintiffs failed to file a motion for reconsideration with the Ohio Supreme Court by the July 26, 2004 deadline.

     The Bank is also involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

6.) Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$1,082	$1,365	$2,223	$2,827
Weighted average common shares outstanding *	4,025,382	4,101,932	4,025,244	4,107,620
Basic earnings per share *	$0.27	$0.33	$0.55	$0.69
Diluted earnings per share *	$0.27	$0.33	$0.55	$0.69
Dividends declared per share*	$0.22	$0.22	$0.44	$0.43

*Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2004.

7.) Stock Repurchase Program

     On February 6, 2004, the Company concluded the fourth consecutive year of stock repurchase programs. These programs were approved and authorized each year by the Company’s Board of Directors. The following table shows the results of these programs.

					WEIGHTED
			NUMBER OF	COST OF	AVERAGE
	DATE BOARD	DATE	SHARES	SHARES	PRICE PER
PROGRAM	AUTHORIZED	EXPIRED	REPURCHASED	REPURCHASED	SHARE
“2000 Program”	January 26, 2000	February 3, 2001	138,218	$2,284	$16.51
“2001 Program”	January 23, 2001	February 6, 2002	51,321	987	19.32
“2002 Program”	January 22, 2002	February 6, 2003	114,073	2,848	25.02
“2003 Program”	January 28, 2003	February 6, 2004	137,869	4,170	30.24

TOTAL			441,481	$10,289	$23.31

     Currently, there is no stock repurchase program in effect.

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
CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

these policies and related methodologies are more critical than others. There has been no material change in critical accounting estimates since those presented in the 2003 annual report on Form 10-K.

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

     Cash and cash equivalents remained relatively stable compared to levels at year-end 2003. Operating activities provided cash of $1,197 and $5,133 during the six months ended June 30, 2004 and 2003, respectively. Key differences stem mainly from 1) net income was greater by $604 at June 30, 2003 as compared to June 30, 2004. 2) loans held for sale decreased by $10 at June 30, 2004 as compared to a decrease of $1,712 at June 30, 2003, which favorably impacted the proceeds and gains on loans realized in 2003; 3) the net increase in securities to settle and securities sold to settle in June 2003 was $0, while in June 2004, there was a net increase of $1,328, which resulted in a negative impact on cash flows from operating activities in 2004. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 2004 and 2003, and the following table which details the cash flows from operating activities.

	For the Six
	Months Ended June 30
	2004	2003
Net income	$2,223	$2,827
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,189	1,052
Provision for loan loss	100	100
Investment securities gains	(308)	(484)
Other real estate losses	168
Impact of loans held for sale	10	1,712
Changes in:
Securities sold to settle	(1,328)
Other assets and liabilities	(813)	(56)
Other	(44)	(18)

Net cash flows from operating activities	$1,197	$5,133

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 1.9% for the six months ended June 30, 2004 and 4.3% for the six months ended June 30, 2003. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of (5.3)%. Capital ratios remained well in excess of regulatory minimums.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
Tier 1 Capital	$47,647	$47,433
Tier 2 Capital	2,496	2,408

TOTAL QUALIFYING CAPITAL	$50,143	$49,841

Risk Adjusted Total Assets (*)	$237,125	$231,034
Tier 1 Risk-Based Capital Ratio	20.09%	20.53%
Total Risk-Based Capital Ratio	21.15%	21.57%
Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.88%	10.94%

(*) Includes off-balance sheet exposures.

     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $438,012 for the six months ended June 30, 2004 and $433,513 for the year ended December 31, 2003.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of June 30, 2004 and December 31, 2003. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	June 30,	Dec 31,	Well	Adequately
	2004	2003	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	21.15%	21.57%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	20.09%	20.53%	6.00%	4.00%
Tier 1 capital to average assets	10.88%	10.94%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

First Six Months of 2004 as Compared to First Six Months of 2003

     During the first six months of 2004, net interest income after provision for loan losses decreased by $519 compared to the first six months of 2003. Total interest income decreased by $717 or 6.1%, from the level recorded in 2003. This was accompanied by a decrease in interest expense of $198 or 4.8%, with no change in the provision for loan losses. On a fully taxable equivalent basis, net interest income declined by $526.

     The decline in net income was the product of a 1.3% year-over-year increase in average earning assets and the resultant compression in the Company’s net interest margin ratio as short-term interest rates trended toward zero. The Company’s tax equivalent net interest margin for the first six months of 2004 measured 3.7% compared to 4.0% a year ago.

     The average rate paid on interest sensitive liabilities decreased by 18 basis points year-over-year. The average balance of interest sensitive liabilities increased by $7,194 or 2.2%. Compared to the first six months of last year, average borrowings increased by $1,959 while the average rate paid on borrowings decreased by 49 basis points.

     Average interest bearing demand deposits decreased by $4,689, while savings and money market accounts increased by $1,683. The average rate paid on these products decreased by 12 basis points in the aggregate. The average balance on time deposit products increased by $8,241, as the average rate paid decreased by 28 basis points, from 3.7% to 3.4%.

     Interest and dividend income on securities registered a decrease of $90, or 1.8%, during the first six months of 2004 when compared to 2003, while on a fully tax equivalent basis income on investment securities decreased by $92, or 1.7%. The average invested balances increased by $17,342 from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 54 basis point decline in the tax equivalent yield of the portfolio.

     Interest and fees on loans decreased by $524, or 7.8%, for the first six months of 2004 compared to 2003. A $1,182 increase in the average balance of the loan portfolio, or 0.6%, was accompanied by a 63 basis point decline in the portfolio’s tax equivalent yield.

     Interest on trading account securities measured $24 at June 30, 2003. There was no trading account activity in the first six months of 2004. Other interest income decreased by $79 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $12,570 or 77.2%. The yield on federal funds decreased by 24 basis points compared to the same period of 2003.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Other income from all sources decreased by $293 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $279 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $176 from year ago levels. Gains on trading account securities in 2003 were $125 with no activity recorded in 2004. Fees for other customer services increased by $398, primarily due to the introduction of a new deposit product first offered to customers late in the third quarter of 2003. In the first half of 2004, losses on other real estate owned of $168 were recorded with none in the similar period of 2003. Other sources of non-recurring non-interest income increased by $57 from the same period a year ago. This income category is subject to fluctuation due to nonrecurring items.

     Loan charge-offs during the first six months were $52 in 2004 in contrast to $305 in 2003, while the recovery of previously charged-off loans amounted to $40 in 2004 compared to $62 in 2003. The higher level of charge-offs during 2003 primarily reflected an impaired commercial loan credit for which a specific loss reserve had previously been established. A provision for loan loss of $100 was charged to operations in both 2004 and 2003. Non-accrual loans at June 30, 2004 and December 31, 2003, represented 1.1% of the loan portfolio. At June 30, 2004, the loan loss allowance of $2,496 representing approximately 1.3% of outstanding loans.

     Total other expenses in the first six months were $5,876 in 2004 compared to $5,754 in 2003, an increase of $122, or 2.1%. Full time equivalent employment during the first six months averaged 164 employees in 2004, a (2.4)% decrease from the 168 employed in the same period of 2003. Salaries and benefits increased by $29, or 0.9%, compared to the similar period a year ago.

     For the first six months of 2004, state and local taxes increased by $30 or 11.3%. Occupancy and equipment expense decreased by $39 or (4.0)%. Office supplies increased by $17, due mainly to increased postage and supply costs. Marketing expense also increased by $10. All other expense categories increased by 7.8%, or $75 as a group, primarily reflecting costs associated with the Company’s new deposit product and expenses associated with the review and implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

     Income before income tax expense amounted to $2,621 for the first six months of 2004 compared to $3,555 for the similar period of 2003. The effective tax rate for the first six months was 15.2% in 2004 compared to 20.5% in 2003, resulting in income tax expense of $398 and $728, respectively. The decline in the effective tax rate reflects a decline in taxable income, while income exempt from taxation from all sources remained little changed. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	June 30,
	2004	2003
Provision at statutory rate	$891	$1,209
Add (Deduct):
Tax effect of non-taxable income	(537)	(528)
Tax effect of non-deductible expense	39	41
Tax effect of other items, net	5	6

Federal income taxes	$398	$728

Net income for the first six months registered $2,223 in 2004 compared to $2,827 in 2003, representing per share amounts of $0.55 in 2004 and $0.69 in 2003. Dividends declared per share were $0.44 in 2004 and $0.43 in 2003.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Second Quarter of 2004 as Compared to Second Quarter of 2003

     During the second quarter of 2004 net interest income after provision for loan losses decreased by $252 as compared to second quarter 2003. Year-over-year average earning assets increased by 1.4% and average interest-bearing liabilities increased by 2.4%. Average loans increased by 2.1%, while average investments increased by 5.6%.

     The composite tax equivalent yield on earning assets decreased by 41 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio and the trading account measured 4.9%, a 41 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 6.4%, down 62 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 14 basis points compared to a year ago. The average rate on federal funds sold and other money market funds was 1.0% down 23 basis points from last years rates. The net effect of these changes was that the tax equivalent net interest margin declined to 3.6%, a decrease of 32 basis points from that achieved during last year’s second quarter.

     Loans net of the allowance for losses increased by $ 4,864 during the 12-month period from June 30, 2003 to June 30, 2004, and by $7,917 from year-end. This result reflects the effect of a $6.0 million dollar purchase of residential mortgage loans in the first half of 2004. Gross loans as a percentage of earning assets stood at 47.4% as of June 30, 2004 as compared to 46.7% at June 30, 2003. The loan to deposit ratio at the end of the first six months of 2004 was 57.2% compared to 57.1% at the end of the same period a year ago. The investment portfolio represented 63.5% of each deposit dollar, up from 62.9% a year ago.

     Loan charge-offs during the second quarter were $8 in 2004 and $149 in 2003, while the recovery of previously charged-off loans amounted to $20 during the second quarter of 2004 compared to $33 in the same period of 2003.

     Other income for the quarter decreased by $141 or 16.0% compared to the same period a year ago. The net gain on loans sold during the quarter amounted to $12 compared to $166 a year ago. There was $76 in gains on investment and trading securities transactions in the second quarter of 2004 compared to the $221 gain realized in 2003. Fees from other customer services increased by $201. A loss on other real estate of $52 was realized in the second quarter of 2004, while none was incurred during the comparable period of 2003. Other sources of non-recurring non-interest income increased by $9 from the same period a year ago.

     Total other expenses in the second quarter were $2,919 in 2004 and $2,860 in 2003, as increase of $59 or 2.1%. Employee salaries and benefits increased by $43 or 2.7%. Occupancy and equipment expense showed a $19 decrease, or (3.8)%. Other expenses as a group increased by $35, or 4.7%, compared to the same period last year, primarily reflecting expenses associated with the Company’s new deposit product introduced late in the third quarter of 2003 and expenses associated with the review and implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

     Income before tax for the quarter decreased by 26.4% to $1,261 in 2004 from the $1,713 recorded in 2003. Net income for the quarter of $1,082 represented a 20.7% decline from the $1,365 earned a year ago. Earnings per share amounted to $0.27 and $0.33 for the second quarter of 2004 and 2003, respectively.

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

     The effective management of interest rate risk seeks to limit the adverse impact of interest rate changes on the Company’s net interest margin, providing the Company with the best opportunity for maintaining consistent earnings growth. Toward this end, Management uses computer simulation to model the Company’s financial performance under varying interest rate scenarios. These scenarios may reflect changes in the level of interest rates, changes in the shape of the yield curve, and changes in interest rate relationships. During the second quarter of 2004, the Company upgraded its simulation model to provide for increased operating efficiency and to enable more effective risk measurement and balance sheet management. The new model enables Management to better evaluate the impact of individual strategies and transactions, the effects of changing conditions such as prepayment speeds, and provides greater flexibility in modeling Management’s response to changing conditions.

     The simulation model allows Management to test and evaluate alternative responses to a changing interest rate environment. Typically when confronted with a heightened risk of rising interest rates, the Company will evaluate strategies that shorten investment and loan repricing intervals and maturities, emphasize the acquisition of floating rate over fixed rate assets, and lengthen the maturities of liability funding sources. When the risk of falling rates is perceived, Management will typically consider strategies that shorten the maturities of funding sources, lengthen the repricing intervals and maturities of investments and loans, and emphasize the acquisition of fixed rate assets over floating rate assets.

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

     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2004, and December 31, 2003. Simulated results are based on the Company’s new simulation model for both periods. For purposes of this analysis, short term interest rates as measured by the federal funds rate and

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2004 and December 31, 2003 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

     Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 25 basis points. At June 30, 2004, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 329 basis points from the positive 332 basis points that existed at December 31, 2003. The change denotes a “flattening” of the yield curve. The yield curve, however, remains positively sloping, as interest rates increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury curve.

     The base case against which interest rate sensitivity is measured assumes no change in short term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,451 for the twelve month period ending June 30, 2005.

Simulated Net Interest Income (NII) Scenarios
Fully Taxable Equivalent Basis
For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in Interest Rates	June 30, 2005	Dec. 31, 2004	June 30, 2005	Dec. 31, 2004	June 30, 2005	Dec. 31, 2004
Graduated increase of +300 basis points	$15,598	$15,474	$147	$111	1.0%	0.7%
Short term rates unchanged	15,451	15,363
Graduated decrease of -300 basis points	15,013	14,870	(438)	(493)	(2.8)%	(3.2)%

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

Item 1. Legal Proceeding

     See Note (5) of the financial statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Company’s Common Stock. The following table shows information relating to the repurchase of shares of its common stock during the six months ended June 30, 2004:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares
			Part Of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	Per Share	Programs	Programs*
January	29,314	$29.89	29,314	63,422
February	5,291	29.50	5,291
March-June

Total	34,605	$29.83	34,605

*The “2003” Program expired on February 6, 2004. See Note 7.

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     (a) On April 13, 2004, Cortland Bancorp held its annual meeting of shareholders.

     (b) The following directors were elected for three-year terms ending in 2007.

K. Ray Mahan

Rodger W. Platt

Richard B. Thompson

CORTLAND BANCORP AND SUBSIDIARIES

PART II – OTHER INFORMATION (CONTINUED)

     Directors whose term of office continued after the annual meeting:

David C. Cole

Lawrence A. Fantauzzi

George A Gessner

James E. Hoffman

Neil J. Kaback

Timothy K. Woofter

     (c) At the close of business on the record date, 4,015,933 Cortland Bancorp shares were outstanding and entitled to vote.

The result of the election of directors was as follows:

	Votes	Votes
	Cast	Cast	Votes
	For	Against	Abstained
K. Ray Mahan	2,922,061	42,970	0
Rodger W. Platt	2,933,273	31,759	0
Richard B. Thompson	2,918,850	46,181	0

Item 5. Other Information

     William A. Hagood retired due to age restrictions as director of Cortland Bancorp at the annual meeting of shareholders on April 13, 2004.

CORTLAND BANCORP AND SUBSIDIARIES

PART II — OTHER INFORMATION (CONTINUED)

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

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp
(Registrant)

DATED: August 2, 2004	/s/ Lawrence A. Fantauzzi Lawrence A. Fantauzzi Secretary/Treasurer (Chief Financial Officer)

DATED: August 2, 2004	/s/ Rodger W. Platt Rodger W. Platt Chairman and President (Chief Executive Officer)