Form 10-Q
period 2004-09-30
CORTLAND BANCORP INC
filed 2004-11-09
CIK 774569

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition from to

Commission file number: 0-13814

Cortland Bancorp

(Exact name of registrant as specified in its charter)

Ohio	34-1451118
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

194 West Main Street, Cortland, Ohio	44410
(Address of principal executive offices)	(Zip code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	at November 2, 2004	4,036,294 Shares

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	SEPTEMBER 30	DECEMBER 31	SEPTEMBER 30
	2004	2003	2003
ASSETS
Cash and due from banks	$9,183	$9,747	$10,861
Federal funds sold	5,100		5,600

Total cash and cash equivalents	14,283	9,747	16,461
Investment securities available for sale (Note 3)	121,218	125,841	115,582
Investment securities held to maturity (approximate market value of $101,396 in 2004 , $98,451 in December 2003 and $100,728 in September 2003) (Note 3)	99,500	96,934	99,135
Total loans (Note 4)	194,936	189,262	189,878
Less allowance for loan losses (Note 4)	(2,608)	(2,408)	(2,976)

Net loans	192,328	186,854	186,902

Premises and equipment	4,474	4,872	5,029
Other assets	14,531	14,144	14,495

Total assets	$446,334	$438,392	$437,604

LIABILITIES
Noninterest-bearing deposits	$54,058	$57,632	$56,180
Interest-bearing deposits	291,831	279,924	280,647

Total deposits	345,889	337,556	336,827

Federal Home Loan Bank advances and other borrowings	44,740	47,886	45,530
Other liabilities	5,473	3,069	3,644

Total liabilities	396,102	388,511	386,001

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,246,747 shares in both September 2004 and December 2003 and 4,123,437 in September 2003 (Note 1)	21,234	21,234	20,617
Additional paid-in capital (Note 1)	16,549	16,469	13,502
Retained earnings	16,282	15,401	19,325
Accumulated other comprehensive income (loss) (Note 1)	1,669	2,203	2,436
Treasury shares at cost, 210,453 in 2004, 212,838 in December 2003 and 171,158 in September 2003	(5,502)	(5,426)	(4,277)

Total shareholders’ equity	50,232	49,881	51,603

Total liabilities and shareholders’ equity	$446,334	$438,392	$437,604

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,103	$3,217	$9,278	$9,916
Interest and dividends on investment securities:
Taxable interest income	921	777	2,573	2,214
Nontaxable interest income	663	589	1,925	1,856
Dividends	31	31	96	96
Interest on mortgage-backed securities	914	939	2,722	3,047
Interest on trading account securities		34		58
Other interest income	17	15	34	111

Total interest income	5,649	5,602	16,628	17,298

INTEREST EXPENSE
Deposits	1,469	1,424	4,302	4,394
Borrowed funds	555	593	1,662	1,761

Total interest expense	2,024	2,017	5,964	6,155

Net interest income	3,625	3,585	10,664	11,143
Provision for loan losses	175	60	275	160

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,450	3,525	10,389	10,983

OTHER INCOME
Fees for other customer services	628	414	1,720	1,108
Investment securities gains — net	366	203	674	687
Trading securities gains — net		48		173
Gain on sale of loans — net	18	147	41	449
Other real estate losses	(3)		(171)
Other non-interest income	134	138	437	384

Total other income	1,143	950	2,701	2,801

OTHER EXPENSES
Salaries and employee benefits	1,697	1,625	5,007	4,906
Net occupancy and equiptment expense	460	503	1,403	1,485
State and local taxes	136	133	431	398
Office supplies	76	83	263	253
Marketing expense	26	30	130	124
Other operating expenses	591	461	1,628	1,423

Total other expenses	2,986	2,835	8,862	8,589

INCOME BEFORE FEDERAL INCOME TAXES	1,607	1,640	4,228	5,195
Federal income taxes	292	323	690	1,051

NET INCOME	$1,315	$1,317	$3,538	$4,144

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.33	$0.32	$0.88	$1.01

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.33	$0.32	$0.88	$1.01

CASH DIVIDENDS DECLARED PER SHARE (NOTE 6)	$0.22	$0.21	$0.66	$0.64

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003:
BALANCE AT JANUARY 1, 2003	$20,617	$13,323	$17,810	$3,165	($2,876)	$52,039
Comprehensive income:
Net income			4,144			4,144
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(729)		(729)

Total comprehensive income						3,415

Common stock transactions:
Shares sold
Treasury shares reissued		179			875	1,054
Treasury shares purchased					(2,276)	(2,276)
Cash dividends declared			(2,629)			(2,629)
Special dividend

BALANCE AT SEPTEMBER 30, 2003	$20,617	$13,502	$19,325	$2,436	($4,277)	$51,603

NINE MONTHS ENDED SEPTEMBER 30, 2004:
BALANCE AT JANUARY 1, 2004	$21,234	$16,469	$15,401	$2,203	($5,426)	$49,881
Comprehensive income:
Net income			3,538			3,538
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(534)		(534)

Total comprehensive income						3,004

Common stock transactions:
Shares sold
Treasury shares reissued		80			956	1,036
Treasury shares purchased					(1,032)	(1,032)
Cash dividends declared			(2,657)			(2,657)

BALANCE AT SEPTEMBER 30, 2004	$21,234	$16,549	$16,282	$1,669	($5,502)	$50,232

	SEPTEMBER 30,
	2004	2003
DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:
Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	($90)	($276)
Less: Reclassification adjustment for net gains realized in net income, net of tax	444	453

Net unrealized gains (losses) on available- for-sale securities, net of tax	($534)	($729)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
NET CASH FLOWS FROM OPERATING ACTIVITIES	$6,406	$5,179
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(33,018)	(51,359)
Purchases of securities available for sale	(47,725)	(43,760)
Proceeds from sales of securities available for sale	18,675	6,911
Proceeds from call, maturity and principal payments on securities	62,777	71,773
Net increase in loans	(5,852)	(638)
Proceeds from disposition of other real estate	815	21
Purchase of premises and equipment	(76)	(316)

Net cash flows from investing activities	(4,404)	(17,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	8,333	1,069
Net decrease in borrowings	(3,146)	(1,139)
Dividends paid	(2,657)	(2,629)
Purchase of treasury shares	(1,032)	(2,276)
Treasury shares reissued	1,036	1,054

Net cash flows from financing activities	2,534	(3,921)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,536	(16,110)
CASH AND CASH EQUIVALENTS
Beginning of period	9,747	32,571

End of period	$14,283	$16,461

SUPPLEMENTAL DISCLOSURES
Interest paid	$6,018	$6,127
Income taxes paid	$750	$1,070

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)

(Fully taxable equvalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	September 30, 2004			December 31, 2003			September 30, 2003
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other money market funds	$4,099	$34	1.1%	$10,338	$118	1.1%	$12,940	111	1.2%
Investment securities (1)(2)	215,911	8,229	5.1%	204,599	10,857	5.3%	200,868	8,094	5.4%
Loans (2)(3)	194,288	9,345	6.4%	191,392	13,141	6.9%	192,207	9,993	6.9%
Trading account securities				1,190	68	5.7%	1,366	58	5.7%

Total interest-earning assets	414,298	$17,608	5.7%	407,519	$24,184	5.9%	407,381	$18,256	6.0%

Cash and due from banks	9,250			10,140			10,214
Bank premises and equiptment	4,702			5,119			5,168
Other assets	14,322			13,461			13,190

Total non-interest-earning assets	28,274			28,720			28,572

Total Assets	$442,572			$436,239			$435,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$48,045	179	0.4%	$50,714	$249	0.5%	$51,092	194	0.5%
Savings	90,444	381	0.5%	88,953	540	0.6%	88,791	425	0.6%
Time	147,080	3,742	3.4%	139,568	5,030	3.6%	138,686	3,775	3.6%

Total interest-bearing deposits	285,569	4,302	2.0%	279,235	5,819	2.1%	278,569	4,394	2.1%
Federal funds purchased	386	4	1.2%	57	1	1.8%	15
Other borrowings	46,268	1,658	4.8%	44,848	2,312	5.2%	45,284	1,761	5.2%

Total interest-bearing liabilities	332,223	$5,964	2.4%	324,140	$8,132	2.5%	323,868	$6,155	2.5%

Demand deposits	56,365			55,898			55,469
Other liabilities	4,311			4,394			4,329
Shareholders’ equity	49,673			51,807			52,287

Total liabilities and Shareholders’ equity	$442,572			$436,239			$435,953

Net interest income		$11,644			$16,052			$12,101

Net interest rate spread (4)			3.3%			3.4%			3.5%

Net interest margin (5)			3.7%			3.9%			4.0%

Ratio of interest-earning assets to interest-bearing liabilities			1.25			1.26			1.26

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the diffence between total interest earned and total interest expensed by total interest-earning assets.

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)

(Fully taxable equvalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	SEPTEMBER 30, 2004			June 30, 2004			September 30, 2003
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other money market funds	$4,846	$17	1.4%	$5,595	$13	1.0%	$6,345	$15	0.9%
Investment securities (1)(2)	218,530	2,842	5.2%	213,127	2,630	4.9%	207,997	2,616	5.0%
Loans (2)(3)	195,159	3,125	6.4%	197,019	3,124	6.4%	191,303	3,242	6.8%
Trading account securities							2,454	34	5.5%

Total interest-earning assets	418,535	$5,984	5.7%	415,741	$5,767	5.6%	408,099	$5,907	6.0%

Cash and due from banks	9,264			9,383			10,273
Bank premises and equiptment	4,574			4,713			5,123
Other assets	13,369			14,123			13,245

Total non-interest-earning assets	27,207			28,219			28,641

Total Assets	$445,742			$443,960			$436,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$50,430	$78	0.6%	$48,136	$53	0.4%	$50,235	$56	0.4%
Savings	90,549	132	0.6%	91,054	129	0.6%	88,953	123	0.5%
Time	148,414	1,259	3.4%	147,981	1,243	3.4%	139,710	1,245	3.5%

Total interest-bearing deposits	289,393	1,469	2.0%	287,171	1,425	2.0%	278,898	1,424	2.0%

Federal funds purchased	30			86			41
Other borrowings	45,504	555	4.8%	45,969	549	4.8%	45,326	593	5.2%

Total interest-bearing liabilities	334,927	$2,024	2.4%	333,226	$1,974	2.4%	324,265	$2,017	2.5%

Demand deposits	57,100			57,077			56,942
Other liabilities	4,200			4,470			3,938
Shareholders’ equity	49,515			49,187			51,595

Total liabilities and Shareholders’ equity	$445,742			$443,960			$436,740

Net interest income		$3,960			$3,793			$3,890

Net interest rate spread (4)			3.3%			3.2%			3.5%

Net interest margin (5)			3.8%			3.6%			3.8%

Ratio of interest-earning assets to interest-bearing liabilities			1.25			1.25			1.26

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the diffence between total interest earned and total interest expensed by total interest-earning assets.

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     1.) Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS		NINE MONTHS
	September 30,		September 30,
	2004	2003	2004	2003
Proceeds on securities sold	$9,252	$1,448	$18,675	$6,911
Gross realized gains	357	203	663	570
Gross realized losses	0	0	10	0
Proceeds on securities called	$7,681	$0	$9,731	$8,890
Gross realized gains	9	0	21	117
Gross realized losses	0	0	0	0

     Securities available for sale, carried at fair value, totaled $121,218 at September 30, 2004 and $125,841 at December 31, 2003 representing 54.9% and 56.5%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

     Investment securities with a carrying value of approximately $49,175 at September 30, 2004 and $43,909 at December 31, 2003 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated market value of debt securities at September 30, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$1,250	$1,254
Due after one year through five years	6,220	6,487
Due after five years through ten years	12,684	12,790
Due after ten years	39,162	40,582

	59,316	61,113
Mortgage-backed securities	56,168	56,897

	$115,484	$118,010

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$43	$45
Due after one year through five years	197	212
Due after five years through ten years	17,240	17,447
Due after ten years	55,509	57,567

	72,989	75,271
Mortgage-backed securities	26,511	26,125

	$99,500	$101,396

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2004, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$2,278	$340	$	$2,618
U.S. Government agencies and corporations	20,790	309	9	21,090
Obligations of states and political subdivisions	22,677	1,199	8	23,868
Mortgage-backed and related securities	56,168	912	183	56,897
Corporate securities	13,571	24	58	13,537

Total debt securities	115,484	2,784	258	118,010
Other securities	3,208			3,208

Total available for sale	$118,692	$2,784	$258	$121,218

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$153	$6	$	$159
U.S. Government agencies and corporations	38,691	353	97	38,947
Obligations of states and political subdivisions	34,145	2,046	26	36,165
Mortgage-backed and related securities	26,511	35	421	26,125

Total held to maturity	$99,500	$2,440	$544	$101,396

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

	CONTRACT OR
	NOTIONAL AMOUNT
	September 30,	December 31,
	2004	2003
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$2,124	$96
Variable	28,575	29,411
Standby letters of credit	1,499	761

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2004	2003
1-4 family residential mortgages	32.3%	30.7%
Commercial mortgages	48.6%	49.0%
Consumer loans	3.4%	3.8%
Commercial loans	9.9%	11.5%
Home equity loans	5.8%	5.0%

     There are no mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2004, and $103 at December 31, 2003. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Loans accounted for on a nonaccrual basis	$3,305	$2,067
Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	NONE	NONE
Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	NONE	NONE

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the nine months ended September 30, 2004 and 2003.

	September 30,	September 30,
	2004	2003
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$190	$249
Interest income actually included in income on the loan	58	93

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

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 2004 the recorded investment in impaired loans was $2,905 while the related portion of the allowance for loan losses was $1,164. At December 31, 2003, there were $871 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $177.

     Loans in the amount of $3,323 as of September 30, 2004, and $2,113 as of December 31, 2003, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following is an analysis of the allowance for loan losses for the periods ended September 30, 2004 and September 30, 2003:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Balance at beginning of period	$2,496	$2,991	$2,408	$3,134
Loan charge-offs:
1-4 family residential mortgages	56	75	77	75
Commercial mortgages	—	—	—	—
Consumer loans	21	24	42	108
Commercial loans	—	49	10	270
Home equity loans	—	—	—	—

	77	148	129	453
Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—	—	—
Commercial mortgages	—	40	—	40
Consumer loans	14	30	50	88
Commercial loans	—	3	4	7
Home equity loans	—	—	—	—

	14	73	54	135

Net charge-offs	(63)	(75)	(75)	(318)
Provision charged to operations	175	60	275	160

Balance at end of period	$2,608	$2,976	$2,608	$2,976

Ratio of annualized net charge-offs to average loans outstanding	0.13%	0.16%	0.05%	0.22%

     The increase in the reserve in the third quarter of 2004 was due to an increase in the specific loss reserve on a commercial real estate loan. The decrease in charge-offs in 2004 primarily reflects the effect of an impaired commercial loan credit charged off in 2003 for which a specific loss reserve had previously been established.

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

     Since 1993 the Company’s subsidiary bank had been a defendant in a class action lawsuit, involving purchased interest in two Ohio campgrounds, Slentz, et al (Plaintiffs) versus Cortland Savings and Banking Company (Defendant) and McDonagh, et al (Plaintiffs), versus Cortland Savings and Banking Company (Defendant).

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

     On April 15, 2004 the Plaintiffs appealed the 11th District Court’s decision to the Ohio Supreme Court. On July 14, 2004 the Ohio Supreme Court ruled that it would not accept the Plaintiffs’ cases for review and for briefing on the merits. Plaintiffs failed to file a motion for reconsideration with the Ohio Supreme Court by the July 26, 2004 deadline.

     The Bank is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands except per share data)

6.)	Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2004	2003	2004	2003
Net Income	$1,315	$1,317	$3,538	$4,144
Weighted average common shares outstanding *	4,036,293	4,093,898	4,028,954	4,102,995
Basic earnings per share *	$0.33	$0.32	$0.88	$1.01
Diluted earnings per share *	$0.33	$0.32	$0.88	$1.01
Dividends declared per share*	$0.22	$0.21	$0.66	$0.64

*Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2004.

7.)	Stock Repurchase Program

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

     Cash and cash equivalents increased compared to levels at year-end 2003, as the Company moved to increase its level of Federal Funds Sold. Operating activities provided cash of $6,406 and $5,179 during the nine months ended September 30, 2004 and 2003, respectively. Key differences stem mainly from: 1) a decrease in net income of $606 compared to September 30, 2003; 2) loans held for sale decreased by $103 at September 30, 2004 as compared to a decrease of $1,919 at September 30, 2003, which favorably impacted the proceeds and gains on loans realized in 2003; 3) the net increase in securities to settle in September 2003 was $532, while in September 2004 there was a net increase of $1,520; and 4) an increase in the cash surrender value of life insurance of $2,776 in September 2003 and $455 in September 2004, with the difference being due to the purchase of additional life insurance policies aggregating $2,500 in 2003. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 2004 and 2003, and the following table which details the cash flows from operating activities.

	For the Nine
	Months Ended September 30,
	2004	2003
Net Income	$3,538	$4,144
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,687	1,767
Provision for loan loss	275	160
Investment securities gains	(674)	(687)
Trading account gain		(173)
Other real estate losses	171
Impact of loans held for sale	103	1,919
Changes in:
Securities sold to settle	1,520	532
Cash surrender value of life insurance	(455)	(2,776)
Other assets and liabilities	278	160
Other	(37)	133

Net cash flows from operating activities	$6,406	$5,179

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 2.5% for the nine months ended September 30, 2004 and 4.1% for the nine months ended September 30, 2003. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 0.9%. Capital ratios remained well in excess of regulatory minimums.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
Tier 1 Capital	$48,346	$47,433
Tier 2 Capital	2,608	2,408

TOTAL QUALIFYING CAPITAL	$50,954	$49,841

Risk Adjusted Total Assets (*)	$231,305	$231,034
Tier 1 Risk-Based Capital Ratio	20.90%	20.53%
Total Risk-Based Capital Ratio	22.03%	21.57%
Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.99%	10.94%

(*) Includes off-balance sheet exposures.

     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $439,793 for the nine months ended September 30, 2004 and $433,513 for the year ended December 31, 2003.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of September 30, 2004 and December 31, 2003. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:

	September 30,	Dec 31,	Well	Adequately
	2004	2003	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	22.03%	21.57%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	20.90%	20.53%	6.00%	4.00%
Tier 1 capital to average assets	10.99%	10.94%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

First Nine Months of 2004 as Compared to First Nine Months of 2003

     During the first nine months of 2004, net interest income after provision for loan losses decreased by $594 compared to the first nine months of 2003. Total interest income decreased by $670 or 3.9%, from the level recorded in 2003. This was accompanied by a decrease in interest expense of $191 or 3.1%, and an increase in the provision for loan losses of $115. On a fully taxable equivalent basis, net interest income after provision for loan losses declined by $572.

     The decline in net income was the product of a 1.7% year-over-year increase in average earning assets and the resultant compression in the Company’s net interest margin ratio as short-term interest rates trended toward zero. The Company’s tax equivalent net interest margin for the first nine months of 2004 measured 3.7% compared to 4.0% a year ago.

     The average rate paid on interest sensitive liabilities decreased by 14 basis points year-over-year. The average balance of interest sensitive liabilities increased by $8,355 or 2.6%. Compared to the first nine months of last year, average borrowings increased by $1,355 while the average rate paid on borrowings decreased by 44 basis points.

     Average interest-bearing demand deposits and money market accounts decreased by $3,047, while savings increased by $1,653. The average rate paid on these products decreased by 6 basis points in the aggregate. The average balance on time deposit products increased by $8,394, as the average rate paid decreased by 24 basis points, from 3.6% to 3.4%.

     Interest and dividend income on securities registered an increase of $103, or 1.4%, during the first nine months of 2004 when compared to 2003, while on a fully tax equivalent basis income on investment securities increased by $135, or 1.7%. The average invested balances increased by $15,043 from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 30 basis point decline in the tax equivalent yield of the portfolio.

     Interest and fees on loans decreased by $638, or 6.4%, for the first nine months of 2004 compared to 2003. A $2,081 increase in the average balance of the loan portfolio, or 1.1%, was accompanied by a 52 basis point decline in the portfolio’s tax equivalent yield.

     Interest on trading account securities measured $58 at September 30, 2003. There was no trading account activity in the first nine months of 2004. Other interest income decreased by $77 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $8,841, or 68.3%. The yield on federal funds decreased by 3 basis points compared to the same period of 2003.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Other income from all sources decreased by $100 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $408 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $13 from year ago levels. Gains on trading account securities in 2003 were $173 with no activity recorded in 2004. Fees for other customer services increased by $612, primarily due to the introduction of a new deposit product first offered to customers late in the third quarter of 2003. In the first nine months of 2004, losses on other real estate owned of $171 were recorded with none in the similar period of 2003. Other sources of non-recurring non-interest income increased by $53 from the same period a year ago. This income category is subject to fluctuation due to nonrecurring items.

     Loan charge-offs during the first nine months were $129 in 2004 in contrast to $453 in 2003, while the recovery of previously charged-off loans amounted to $54 in 2004 compared to $135 in 2003. The higher level of charge-offs during 2003 primarily reflected an impaired commercial loan credit for which a specific loss reserve had previously been established. A provision for loan loss of $275 was charged to operations in 2004 and $160 in 2003. Non-accrual loans at September 30, 2004 represented 1.7% of the loan portfolio and 1.1% at December 31,2003. At September 30, 2004, the loan loss allowance of $2,608 represented approximately 1.3% of outstanding loans.

     Total other expenses in the first nine months were $8,862 in 2004 compared to $8,589 in 2003, an increase of $273, or 3.2%. Full time equivalent employment during the first nine months averaged 163 employees in 2004, a 2.4% decrease from the 167 employed in the same period of 2003. Salaries and benefits increased by $101, or 2.1%, compared to the similar period a year ago.

     For the first nine months of 2004, state and local taxes increased by $33 or 8.3%. Occupancy and equipment expense decreased by $82 or 5.5%. Office supplies increased by $10, due mainly to increased postage and supply costs. Marketing expense increased by $6. All other expense categories increased by 14.4%, or $205 as a group, primarily reflecting costs associated with the Company’s new deposit product and expenses associated with the review and implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

     Income before income tax expense amounted to $4,228 for the first nine months of 2004 compared to $5,195 for the similar period of 2003. The effective tax rate for the first nine months was 16.3% in 2004 compared to 20.2% in 2003, resulting in income tax expense of $690 and $1,051, respectively. The decline in the effective tax rate reflects a decline in taxable income, while income exempt from taxation from all sources increased slightly. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	September 30,
	2004	2003
Provision at statutory rate	$1,438	$1,766
Add (Deduct):
Tax effect of non-taxable income	(816)	(782)
Tax effect of non-deductible expense	68	67

Federal income taxes	$690	$1,051

     Net income for the first nine months registered $3,538 in 2004 compared to $4,144 in 2003, representing per share amounts of $0.88 in 2004 and $1.01 in 2003. Dividends declared per share were $0.66 in 2004 and $0.64 in 2003.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Third Quarter of 2004 as Compared to Third Quarter of 2003

     During the third quarter of 2004 net interest income after provision for loan losses decreased by $75 as compared to third quarter 2003. Year-over-year average earning assets increased by 2.6% and average interest-bearing liabilities increased by 3.3%. Average loans increased by 2.0%, while average investments increased by 5.1%.

     The composite tax equivalent yield on earning assets decreased by 6 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio and the trading account measured 5.2%, a 17 basis point increase from the same quarter a year ago, while the loan portfolio yielded 6.4%, down 36 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities decreased 7 basis points compared to a year ago. The average rate on federal funds sold and other money market funds was 1.4% up 43 basis points from last year’s rates. The net effect of these changes was that the tax equivalent net interest margin remained steady at 3.8%.

     Loans net of the allowance for losses increased by $5,426 during the 12-month period from September 30, 2003 to September 30, 2004, and by $5,474 from year-end. This result reflects the effect of a $6.0 million dollar purchase of residential mortgage loans in the first half of 2004. Gross loans as a percentage of earning assets stood at 46.3% as of September 30, 2004 and at September 30, 2003. The loan to deposit ratio at the end of the first nine months of 2004 was 56.4% and the same at the end of the same period a year ago. The investment portfolio represented 63.8% of each deposit dollar, up from 63.7% a year ago.

     Loan charge-offs during the third quarter were $77 in 2004 and $148 in 2003, while the recovery of previously charged-off loans amounted to $14 during the third quarter of 2004 compared to $73 in the same period of 2003.

     Other income for the quarter increased by $193 or 20.3% compared to the same period a year ago. The net gain on loans sold during the quarter amounted to $18 compared to $147 a year ago. There was $366 in gains on investment and trading securities transactions in the third quarter of 2004 compared to the $251 gain realized in 2003. Fees from other customer services increased by $214 from the same period of 2003. A loss on other real estate of $3 was realized in the third quarter of 2004, while none was incurred during the comparable period of 2003. Other sources of non-recurring non-interest income decreased by $4 from the same period a year ago.

     Total other expenses in the third quarter were $2,986 in 2004 and $2,835 in 2003, an increase of $151 or 5.3%. Employee salaries and benefits increased by $72 or 4.4%. Occupancy and equipment expense showed a $43 decrease, or 8.5%. Other expenses as a group increased by $122, or 17.3%, compared to the same period last year, primarily reflecting expenses associated with the Company’s new deposit product introduced late in the third quarter of 2003 and expenses associated with the review and implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

     Income before tax for the quarter decreased by 2.0% to $1,607 in 2004 from the $1,640 recorded in 2003. Net income for the quarter of $1,315 represented a 0.2% decline from the $1,317 earned a year ago. Earnings per share amounted to $0.33 and $0.32 for the third quarter of 2004 and 2003, respectively.

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

New Accounting Standards

     On March 9, 2004, the SEC staff released Staff Accounting Bulletin No. 105 – Application of Accounting Principles to Loan Commitments. This bulletin requires all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. This guidance requires the Company to recognize a liability on its balance sheet equal to fair value of the commitment at the time the loan commitment is issued. As a result, this guidance delays the recognition of any revenue related to these commitments until such time as the loan is sold. However, the new accounting standard has no effect on the ultimate amount of revenue or the cash flows recognized over time. Adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

     Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and whether recognition of an impairment loss is required. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. In September 2004, the FASB decided to delay full implementation of the accounting requirements of EITF 03-1, pending finalization of a FASB staff position currently expected not later than December 2004.

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

     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2004, and December 31, 2003. Simulated results are based on the Company’s new simulation model for both periods. For purposes of this analysis, short term interest rates as measured by the federal funds rate and

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2004 and December 31, 2003 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

     Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 75 basis points. At September 30, 2004, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 243 basis points from the positive 332 basis points that existed at December 31, 2003. The change denotes a “flattening” of the yield curve. The yield curve, however, remains positively sloping, as interest rates increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury curve.

     The base case against which interest rate sensitivity is measured assumes no change in short term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,553 for the twelve month period ending September 30, 2005.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending
	Net Interest Income		$ Change in NII		% Change in NII
Changes in	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Interest Rates	2005	2004	2005	2004	2005	2004
Graduated increase of +300 basis points	$15,882	$15,474	$329	$111	2.1%	0.7%
Short term rates unchanged	15,553	15,363
Graduated decrease of -300 basis points	15,154	14,870	(399)	(493)	(2.6)%	(3.2)%

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Company’s Common Stock. The following table shows information relating to the repurchase of shares of its common stock during the nine months ended September 30, 2004:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares
			Part Of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	Per Share	Programs	Programs*
January	29,314	$29.89	29,314	63,422
February	5,291	29.50	5,291
March-Sept.

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

     (b) Reports on Form 8-K

     Form 8-K was filed with the United States Securities and Exchange Commission dated August 27, 2004. The 8-K applied to Item 5.02 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, per the 8-K instructions, and announced the Board appointment of Jerry A. Carleton.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp

(Registrant)

DATED: November 2, 2004	/s/ Lawrence A. Fantauzzi

Lawrence A. Fantauzzi
Secretary/Treasurer
(Chief Financial Officer)

DATED: November 2, 2004	/s/ Rodger W. Platt

Rodger W. Platt
Chairman and President
(Chief Executive Officer)