Form 10-K
period 2004-12-31
CORTLAND BANCORP INC
filed 2005-03-16
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑Yes ☐ NO

Based upon the closing price of the registrant’s common stock of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $82,786,955. For purposes of this response directors and executive officers are considered the affiliates of the issuer at that date.

     The number of shares outstanding of the issuer’s classes of common stock as of March 8, 2005: 4,188,597 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholders Report for the year ended December 31, 2004 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held April 12, 2005 are incorporated by reference into Part III.

FORM 10-K

2004

PART I

Item 1. Business

General

THE CORPORATION

     Information relating to Item 1 — Business General — THE CORPORATION — is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 6, Brief Description of the Business and is incorporated herein by reference.

CORTLAND BANKS

     Information relating to Item 1 — Business General — CORTLAND BANKS — is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 6, Brief Description of the Business and is incorporated herein by reference.

NEW RESOURCES LEASING COMPANY

     Information relating to Item 1 — Business General — NEW RESOURCES LEASING COMPANY — is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 6, Brief Description of the Business and is incorporated herein by reference.

SUPERVISION AND REGULATION

     Information relating to Item 1 — Business General — SUPERVISION AND REGULATION — is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 6, Brief Description of the Business and is incorporated herein by reference.

COMPETITION

     Information relating to Item 1 — Business General — COMPETITION — is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 6, Brief Description of the Business and is incorporated herein by reference.

EMPLOYEES

     Information relating to Item 1 — Business General — EMPLOYEES — is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 6, Brief Description of the Business and is incorporated herein by reference

AVAILABLE INFORMATION

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

Statistical Disclosure

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIAL

     Information relating to I — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 2004 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2004
Annual Report
to Shareholders
A. Average Balance Sheet -
December 31, 2004, 2003 and 2002	32 & 33

B. Analysis of Net Interest Earnings -
Years ending December 31, 2004, 2003 and 2002	32 & 33

C. Rate and Volume Analysis -
2004 change from 2003 and 2003 change from 2002	41

II. INVESTMENT PORTFOLIO

     Information relating to II — Investment Portfolio is set forth in the Corporation’s 2004 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2004
Annual Report
to Shareholders
A. Book value of investments -
December 31, 2004, 2003 and 2002	48 — 49

B. Summary of securities held -
December 31, 2004	49 — 51

C. N/A

III. LOAN PORTFOLIO (ALL DOMESTIC)

A. TYPES OF LOANS

     Information relating to III — Loan Portfolio — A. Types of Loans is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 46, Loan Portfolio and is incorporated herein by reference.

B. MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     Information relating to III — Loan Portfolio — B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 46, Loan Portfolio and is incorporated herein by reference.

C. RISK ELEMENTS

     Information relating to III — Loan Portfolio — C. Risk Elements, is set forth in the Corporation’s 2004 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2004
Annual Report
to Shareholders
1. Nonaccrual, Past Due and Restructured Loans

(1) Aggregate amount in each category (5 years)	38

(2) Interest income

(i) That would have been recorded	20 & 38

(ii) That was included in income	20 & 38

(3) Policy for placing loans on non-accrual status	13-14 & 20

2. Potential Problem Loans	20 & 38

3. Foreign Outstandings	N/A

4. Loan concentrations over 10% not otherwise disclosed	N/A

D. Other Interest Bearing Assets — N/A

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     A. Analysis of the Allowance for Loan Loss

     Information relating to IV — Summary of Loan Loss Experience — A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 45, Loan Loss Experience and is incorporated herein by reference.

     B. Breakdown of the Allowance for Loan Losses

     Information relating to IV — Summary of Loan Loss Experience — B. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 2004 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2004
Annual Report
to Shareholders
Breakdown of the Allowance for Loan Losses	45

Percentage of loans in each category	46

Loan Commitments and Lines of Credit	22-24 & 57

V. DEPOSITS (ALL DOMESTIC)

     A. Average Deposits and Average Rates Paid on Deposit Categories

     Information relating to V — Deposits — A. Average Deposits and Rates is set forth in the Corporation’s 2004 Annual Report to Shareholders, Pages 32 & 33, Three Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.

     B. Not applicable

     C. Not applicable

     D. Summary of Time Deposits of $100,000 or More

     Information relating to V — Deposits — D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 2004 Annual Report to Shareholders, Page 21, Note 6, Deposits and is incorporated herein by reference.

     E. Not applicable

VI. RETURN ON EQUITY AND ASSETS

     Information relating to VI — Return on Equity and Assets is set forth in the Corporation’s 2004 Annual Report to Shareholders, page 34, Selected Financial Data and is incorporated herein by reference.

VII. SHORT TERM BORROWINGS

     Not required

Item 2. Properties

CORTLAND BANCORP’S PROPERTY

     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2004 Annual Report to Shareholders, page 6, Brief Description of the Business — CORTLAND BANCORP — and is incorporated herein by reference.

CORTLAND BANKS’ PROPERTY

     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2004 Annual Report to Shareholders, page 6, Brief Description of the Business, THE CORTLAND SAVINGS AND BANKING COMPANY — and is incorporated herein by reference.

     Information relating to Item 2 — Properties — Location of Offices is set forth in the Corporation’s 2004 Annual Report to Shareholders, page 64, Cortland Banks Offices and Locations and is incorporated herein by reference.

Item 3. Legal Proceedings

     Information relating to Item 3 — Legal Proceedings — is set forth in the Corporation’s 2004 Annual Report to Shareholders, page 30, Note 16, Litigation and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A. Executive Officers of the Registrant

     The names, ages and positions of the executive officers as of March 8, 2005 are as follows:

Name	Age	Position Held
Rodger W. Platt	69	Chairman of the Board,
		President and Director
Lawrence A. Fantauzzi	57	Senior Vice President, Controller,
		Secretary, Treasurer, Chief Financial Officer and Director
James M. Gasior	45	Senior Vice President, Chief of
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

PART II

     Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s 2004 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2004
Annual Report
to Shareholders

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities	61 & 31

	Discussion of Dividend Restrictions	29

	Issuer Purchases of Equity Securities in The Fourth Quarter of 2004	NONE

Item 6.	Selected Financial Data	34

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-60

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54-55, 58-60

Item 8.	Financial Statements and Accompanying Information	1-34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. With the supervision and participation of management, including the Company’s principal executive officer and principal financial officer, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) has been evaluated as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are, to the best of their knowledge, effective as of the end of the period covered by this report to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this report, are being prepared.

     Annual Report on Internal Control Over Financial Reporting. The Report on Management’s Assessment of Internal Control Over Financial Reporting is included on page 7 of the Annual Report to Shareholders and is incorporated herein by reference.

     Attestation Report of the Registered Public Accounting Firm. The Attestation Report of the Company’s independent registered public accounting firm is included on page 8 of the Annual Report to Shareholders and is incorporated herein by reference.

     Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

     Not applicable

II-1

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to directors of the Corporation will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 12, 2005. Such information is incorporated herein by reference.

Pages in Definitive Proxy Statement
Director Information	2 — 5
Audit Committee Financial Expert	6 — 7
Identification of Audit Committee	6
Compliance with Section 16(a) of the Securities Exchange Act	20
Code of Ethics	21

Information relating to executive officers of the Corporation is set forth in Part I. Item 4A.

Item 11.	Executive Compensation

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 12, 2005. Such information is incorporated herein by reference. Pages 9-19.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

a)	Security ownership of certain beneficial owners — N/A

b)	Security ownership of management — Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 12, 2005. Such information is incorporated herein by reference. Pages 20 & 21.

c)	Changes in Control — N/A

Item 13.	Certain Relationships and Related Transactions

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 12, 2005. Such information is incorporated herein by reference. Pages 4, 7 & 12-13.

Item 14.	Principal Accounting Fees and Services

     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 12, 2005. Such information is incorporated herein by reference. Page 26.

III-1

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

Included in Part II of this report:

Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s 2004 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

Pages in 2004 Annual Report to Shareholders
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	8
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	9
Consolidated Balance Sheets as of December 31 2004 and 2003	10
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	11
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	12
Notes to Consolidated Financial Statements	13 - 31

(a) 2. Financial Statement Schedules

Included in Part IV of this report as Exhibit 23:

Independent Accountants’ Consent

Schedules:

All schedules are omitted because they are not applicable.

(a) 3. Exhibits Required by Item 601 of Regulation S-K

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-3 hereof and is incorporated herein by reference.

Exhibit 11 — Statement regarding computation of earnings per share - is set forth in the Corporation’s 2004 Annual Report to Shareholders pages 15 & 16, Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Per Share Amounts — and is incorporated herein by reference.

IV-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 8, 2005	By	/s/ Rodger W. Platt, President
Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board,
/s/ Rodger W. Platt	President and Director	March 8, 2005
	(Principal Executive Officer)	Date

/s/ Jerry A. Carleton	Director	March 8, 2005
Date

/s/ David C. Cole	Director	March 8, 2005
Date

/s/ George E. Gessner	Director	March 8, 2005
Date

/s/ James E. Hoffman, III	Director	March 8, 2005
Date

/s/ Neil J. Kaback	Director	March 8, 2005
Date

/s/ K.Ray Mahan	Director	March 8, 2005
Date

/s/ Richard B. Thompson	Director	March 8, 2005
Date

/s/ Timothy K. Woofter	Director	March 8, 2005
Date

/s/ Lawrence A. Fantauzzi	Senior Vice President,	March 8, 2005
	Controller, Secretary,	Date
Treasurer and Director
(Chief Financial Officer)

/s/ James M. Gasior	Senior Vice President,	March 8, 2005
	Chief of Lending and	Date
Administration

IV-2

INDEX TO EXHIBITS

     The following exhibits are filed or incorporated by reference as part of this report:

3.i.	Articles of Incorporation of the Corporation as currently in effect and any amendments thereto, (incorporated by reference to Registrant’s Registration Statement on Form S-3 filed on October 28, 1993, exhibit A).

3.ii.	Bylaws and/or Code of Regulations of the Corporation as currently in effect (incorporated herein by reference to Registrant’s Registration Statement on Form S-3 on October 28, 1993, exhibit B).

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Bylaws as referenced in 3.1. and 3.2.

13	Annual Report to security holders (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consents of experts and counsel — Consent of independent registered public accounting firm. (filed herewith).

31.1	CEO certification (filed herewith)

31.2	CFO certification (filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer required under Section 906 of Sarbanes-Oxley Act of 2002(filed herewith).

     Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Lawrence A. Fantauzzi, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

IV-3