Form 10-Q
period 2005-03-31
CORTLAND BANCORP INC
filed 2005-05-10
CIK 774569

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:     March 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, No Par Value	SHARES OUTSTANDING at April 26, 2005 4,188,592 Shares

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	MARCH 31	DECEMBER 31	MARCH 31
	2005	2004	2004
ASSETS
Cash and due from banks	$9,317	$9,397	$8,394
Federal funds sold	3,000	3,500	3,900

Total cash and cash equivalents	12,317	12,897	12,294

Investment securities available for sale (Note 3)	116,591	121,348	119,890
Investment securities held to maturity (approximate market value of $101,060 in 2005 , $106,210 in December 2004 and $92,718 in March 2004) (Note 3)	100,434	104,493	90,393
Total loans (Note 4)	195,673	191,777	196,006
Less allowance for loan losses (Note 4)	(2,734)	(2,629)	(2,459)

Net loans	192,939	189,148	193,547

Premises and equipment	4,388	4,369	4,761
Other assets	15,398	14,138	15,922

Total assets	$442,067	$446,393	$436,807

LIABILITIES
Noninterest-bearing deposits	$58,057	$58,394	$53,391
Interest-bearing deposits	282,246	286,525	282,999

Total deposits	340,303	344,919	336,390

Federal Home Loan Bank advances and other borrowings	47,379	47,889	45,916
Other liabilities	5,316	4,187	4,491

Total liabilities	392,998	396,995	386,797

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,373,735 shares in 2005 and December 2004 and 4,246,747 in March 2004 (Note 1)	21,869	21,869	21,234
Additional paid-in capital (Note 1)	18,500	18,531	16,560
Retained earnings	13,468	13,131	15,659
Accumulated other comprehensive income (loss) (Note 1)	(69)	1,061	2,591
Treasury shares at cost, 185,140 in 2005, 204,635 in December 2004 and 230,814 in March 2004	(4,699)	(5,194)	(6,034)

Total shareholders’ equity	49,069	49,398	50,010

Total liabilities and shareholders’ equity	$442,067	$446,393	$436,807

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,106	$3,075
Interest and dividends on investment securities:
Taxable interest income	983	832
Nontaxable interest income	542	623
Dividends	34	29
Interest on mortgage-backed securities	982	977
Other interest income	14	4

Total interest income	5,661	5,540

INTEREST EXPENSE
Deposits	1,419	1,408
Borrowed funds	586	558

Total interest expense	2,005	1,966

Net interest income	3,656	3,574
Provision for loan losses	112	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,544	3,499

OTHER INCOME
Fees for other customer services	539	527
Investment securities gains - net	302	232
Gain on sale of loans - net	9	11
Other real estate (losses) gains - net		(116)
Other non-interest income	140	164

Total other income	990	818

OTHER EXPENSES
Salaries and employee benefits	1,656	1,651
Net occupancy and equipment expense	457	466
State and local taxes	138	148
Bank exam and audit expense	121	127
Office supplies	97	103
Marketing expense	49	64
Other operating expenses	432	398

Total other expenses	2,950	2,957

INCOME BEFORE FEDERAL INCOME TAXES	1,584	1,360

Federal income taxes	326	219

NET INCOME	$1,258	$1,141

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.30	$0.28

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.30	$0.28

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.21

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
THREE MONTHS ENDED MARCH 31, 2004:

BALANCE AT JANUARY 1, 2004	$21,234	$16,469	$15,401	$2,203	($5,426)	$49,881
Comprehensive income:
Net income			1,141			1,141
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				388		388

Total comprehensive income						1,529

Common stock transactions:
Treasury shares reissued		91			424	515
Treasury shares purchased					(1,032)	(1,032)
Cash dividends declared			(883)			(883)

BALANCE AT MARCH 31, 2004	$21,234	$16,560	$15,659	$2,591	($6,034)	$50,010

THREE MONTHS ENDED MARCH 31, 2005:

BALANCE AT JANUARY 1, 2005	$21,869	$18,531	$13,131	$1,061	($5,194)	$49,398
Comprehensive income:
Net income			1,258			1,258
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(1,130)		(1,130)

Total comprehensive income						128

Common stock transactions:
Treasury shares reissued		(31)			496	465
Treasury shares purchased					(1)	(1)
Cash dividends declared			(921)			(921)

BALANCE AT MARCH 31, 2005	$21,869	$18,500	$13,468	($69)	($4,699)	$49,069

	MARCH 31,
	2005	2004

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	($931)	$541
Less: Reclassification adjustment for net gains realized in net income, net of tax	199	153

Net unrealized gains (losses) on available- for-sale securities, net of tax	($1,130)	$388

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
NET CASH FLOWS FROM OPERATING ACTIVITIES	$1,887	$1,013

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(6,327)	(4,615)
Purchases of securities available for sale	(5,824)	(8,314)
Proceeds from sales of securities available for sale	1,478	3,853
Proceeds from call, maturity and principal payments on securities	17,808	21,982
Net increase in loans made to customers	(3,849)	(6,871)
Proceeds from disposition of other real estate	0	84
Purchase of premises and equipment	(170)	(49)

Net cash flows from investing activities	3,116	6,070

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(4,616)	(1,166)
Net decrease in borrowings	(510)	(1,970)
Dividends paid	(921)	(883)
Purchases of treasury stock	(1)	(1,032)
Treasury shares reissued	465	515

Net cash flows from financing activities	(5,583)	(4,536)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(580)	2,547

CASH AND CASH EQUIVALENTS
Beginning of period	12,897	9,747

End of period	$12,317	$12,294

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,088	$1,958
Income taxes paid	$0	$0

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)

(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	March 31, 2005			December 31, 2004			March 31, 2004
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$2,321	$14	2.5%	$5,623	$83	1.5%	$1,849	$4	1.0%
Investment securities (1) (2)	220,117	2,798	5.1%	216,560	11,034	5.1%	216,055	2,757	5.1%
Loans (2) (3)	192,907	3,132	6.5%	193,927	12,474	6.4%	190,677	3,098	6.5%

Total interest-earning assets	415,345	$5,944	5.7%	416,110	$23,591	5.7%	408,581	$5,859	5.7%

Cash and due from banks	8,983			9,276			9,102
Bank premises and equipment	4,435			4,637			4,821
Other assets	12,723			14,252			15,332

Total non-interest-earning assets	26,141			28,165			29,255

Total Assets	$441,486			$444,275			$437,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$46,744	$66	0.6%	$48,945	$263	0.5%	$45,543	$48	0.4%
Savings	90,526	126	0.6%	90,584	501	0.6%	89,727	121	0.5%
Time	146,661	1,227	3.4%	147,662	5,023	3.4%	144,832	1,239	3.4%

Total interest-bearing deposits	283,931	1,419	2.0%	287,191	5,787	2.0%	280,102	1,408	2.0%
Federal funds purchased	608	4	2.5%	289	4	1.4%	1,047	3	1.2%
Other borrowings	46,838	582	5.0%	45,804	2,219	4.8%	47,339	555	4.7%

Total interest-bearing liabilities	331,377	$2,005	2.5%	333,284	$8,010	2.4%	328,488	$1,966	2.4%

Demand deposits	56,647			56,778			54,911
Other liabilities	3,557			4,385			4,268
Shareholders’ equity	49,905			49,828			50,169

Total liabilities and Shareholders’ equity	$441,486			$444,275			$437,836

Net interest income		$3,939			$15,581			$3,893

Net interest rate spread (4)			3.2%			3.3%			3.3%

Net interest margin (5)			3.8%			3.7%			3.8%

Ratio of interest-earning assets to interest-bearing liabilities			1.25			1.25			1.24

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     1.) Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

     2.) Reclassifications:

     Certain items contained in the 2004 financial statements have been reclassified to conform to the presentation for 2005. Such reclassifications had no effect on the net results of operations.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS
	March 31,
	2005	2004
Proceeds on securities sold	$1,478	$3,853
Gross realized gains	287	220
Gross realized losses	0	0

Proceeds on securities called	$5,000	$2,000
Gross realized gains	15	12
Gross realized losses	0	0

     Securities available for sale, carried at fair value, totaled $116,591 at March 31, 2005 and $121,348 at December 31, 2004 representing 53.7% and 53.7%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.

     Investment securities with a carrying value of approximately $46,004 at March 31, 2005 and $48,114 at December 31, 2004 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated market value of debt securities at March 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	AMORTIZED	ESTIMATED
Investment securities available for sale	COST	FAIR VALUE
Due in one year or less	$100	$100
Due after one year through five years	9,058	9,121
Due after five years through ten years	8,593	8,287
Due after ten years	31,099	31,503

	48,850	49,011
Mortgage-backed securities	64,575	64,307

	$113,425	$113,318

	AMORTIZED	ESTIMATED
Investment securities held to maturity	COST	FAIR VALUE
Due in one year or less	$46	$48
Due after one year through five years	208	220
Due after five years through ten years	24,503	24,400
Due after ten years	53,605	54,807

	78,362	79,475
Mortgage-backed securities	22,072	21,585

	$100,434	$101,060

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2005, are as follows:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	17,620	$99	$157	$17,562
Obligations of states and political subdivisions	10,889	625		11,514
Mortgage-backed and related securities	64,575	552	820	64,307
Corporate securities	20,341	21	427	19,935

Total debt securities	113,425	1,297	1,404	113,318
Other securities	3,273			3,273

Total available for sale	$116,698	$1,297	$1,404	$116,591

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$151	$2	$	$153
U.S. Government agencies and corporations	44,183	62	423	43,822
Obligations of states and political subdivisions	34,028	1,507	35	35,500
Mortgage-backed and related securities	22,072	16	503	21,585

Total held to maturity	$100,434	$1,587	$961	$101,060

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2004:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities available for sale	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$1,192	$254	$	$1,446
U.S. Government agencies and corporations	21,687	215	40	21,862
Obligations of states and political subdivisions	10,900	741		11,641
Mortgage-backed and related securities	66,643	802	302	67,143
Corporate securities	16,081	22	87	16,016

Total debt securities	116,503	2,034	429	118,108
Other securities	3,240			3,240

Total available for sale	$119,743	$2,034	$429	$121,348

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$152	$5	$	$157
U.S. Government agencies and corporations	46,210	172	192	46,190
Obligations of states and political subdivisions	34,048	1,870	21	35,897
Mortgage-backed and related securities	24,083	103	220	23,966

Total held to maturity	$104,493	$2,150	$433	$106,210

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

     The Company, through its subsidiary bank, is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Such instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

	CONTRACT OR
	NOTIONAL AMOUNT
	March 31,	December 31,
	2005	2004
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$794	$1,506
Variable	29,544	30,400
Standby letters of credit	1,455	1,455

     Standby letters of credit are conditional commitments issued by the Company’s subsidiary bank to guarantee the performance of a customer to a third party. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Generally these financial arrangements have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts at March 31, 2005 totaled $6,500. The total average daily balance of overdrafts used in 2005 was $120 , or less than 2% of the total aggregate overdraft protection available to depositors.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2005	2004
1-4 family residential mortgages	31.1%	31.9%
Commercial mortgages	49.5%	49.0%
Consumer loans	3.1%	3.2%
Commercial loans	10.4%	10.0%
Home equity loans	5.9%	5.9%

     There are $80 in mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2005, and none at December 31, 2004. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.

     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Loans accounted for on a nonaccrual basis	$3,762	$3,395

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	NONE	NONE

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the three months ended March 31, 2005 and 2004.

	March 31,	March 31,
	2005	2004
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$73	$44

Interest income actually included in income on the loan	4	2

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

     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 - 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 2005 the recorded investment in impaired loans was $2,965 while the related portion of the allowance for loan losses was $1,374. At December 31, 2004, there were $2,985 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $1,355.

     Loans in the amount of $7,749 as of March 31, 2005, and $5,622 as of December 31, 2004, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The following is an analysis of the allowance for loan losses for the periods ended March 31, 2005 and March 31, 2004:

	2005	2004
Balance at beginning of period	$2,629	$2,408
Loan charge-offs:
1-4 family residential mortgages	6	21
Commercial mortgages	—	—
Consumer loans and Other loans	35	13
Commercial loans	5	10
Home equity loans	—	—

	46	44
Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—
Commercial mortgages	—
Consumer loans and Other loans	38	16
Commercial loans	1	4
Home equity loans	—	—

	39	20

Net charge-offs	(7)	(24)

Provision charged to operations	112	75

Balance at end of period	$2,734	$2,459

Ratio of annualized net charge-offs to average loans outstanding	0.01%	0.05%

     For each of the periods presented above, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience; the status of past due interest and principal payments; the quality of financial information supplied by customers; the cash flow coverage and trends evidenced by financial information supplied by customers; the nature and estimated value of any collateral supporting specific loan credits; risk classifications determined by the Company’s loan review systems or as the result of the regulatory examination process; and general economic conditions in the lending area of the Company’s bank subsidiary. Key risk factors and assumptions are dynamically updated to reflect actual experience and changing circumstances.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)

     The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these losses is recorded as a component of other expense.

     Certain asset-specific loans are evaluated individually for impairment, based on management’s best estimate of discounted cash repayments and the anticipated proceeds from liquidating collateral. The actual timing and amount of repayments and the ultimate realizable value of the collateral may differ from management’s estimates.

     The expected loss for certain other commercial credits utilizes internal risk ratings. These loss estimates are sensitive to changes in the customer’s risk profile, the realizable value of collateral, other risk factors and the related loss experience of other credits of similar risk. Consumer credits generally employ statistical loss factors, adjusted for other risk indicators, applied to pools of similar loans stratified by asset type. These loss estimates are sensitive to changes in delinquency status and shifts in the aggregate risk profile.

5.) Legal Proceedings:

     The Bank is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

6.) Earnings Per Share and Capital Transactions:

     The following table sets forth the computation of basic earnings per common share and diluted earnings per common share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period.

	THREE MONTHS ENDED
	March 31,
	2005	2004
Net Income	$1,258	$1,141
Weighted average common shares outstanding *	4,188,002	4,145,446

Basic earnings per share *	$0.30	$0.28
Diluted earnings per share *	$0.30	$0.28
Dividends declared per share*	$0.22	$0.21

*Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2005.

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

Critical Accounting Policies and Estimates

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements Summary of Significant Accounting Policies” in the 2004 annual report on Form 10-K. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of these policies and related methodologies are more

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

critical than others. There has been no material change in critical accounting estimates since those presented in the 2004 annual report on Form 10-K.

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

     Cash and cash equivalents remained relatively stable compared to levels at year-end 2004 and March 31, 2004. Operating activities provided cash of $1,887 and $1,013 during the three months ended March 31, 2005 and 2004, respectively. Key differences stem mainly from: 1) an increase in net income of $117 compared to March 31, 2004; 2) loans held for sale increased by $80 at March 31, 2005 as compared to a decrease of $103 at March 31, 2004, which favorably impacted the proceeds and gains on loans realized in 2004; 3) the net increase in securities to settle in March 2004 was $174, while in March 2005 there was a net increase of $1,157; 4) $302 gains on sale of investments was realized in 2005 as compared to $232 in 2004; 5) amortization on securities was $270 in 2005 compared to $405 in 2004; and 6) loss on the sale of other real estate totaled $116 in 2004 and none in 2005. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2005 and 2004, and the following table which details the cash flows from operating activities.

	For the Three
	Months Ended March 31,
	2005	2004
Net Income	$1,258	$1,141
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	421	565
Provision for loan loss	112	75
Investment securities gains	(302)	(232)
Other real estate losses		116
Impact of loans held for sale	(80)	103
Changes in:
Securities to settle and securities sold to settle	1,157	(174)
Other assets and liabilities	(679)	(581)

Net cash flows from operating activities	$1,887	$1,013

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

Capital Resources

     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 2.8% for the three months ended March 31, 2005 and 2.2% for the three months ended March 31, 2004. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of (2.7)%. Capital ratios remained well in excess of regulatory minimums.

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
Tier 1 Capital	$48,939	$48,129
Tier 2 Capital	2,752	2,664

TOTAL QUALIFYING CAPITAL	$51,691	$50,793

Risk Adjusted Total Assets (*)	$237,746	$230,133

Tier 1 Risk-Based Capital Ratio	20.58%	20.91%

Total Risk-Based Capital Ratio	21.74%	22.07%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.11%	10.88%

(*)	Includes off-balance sheet exposures.

     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $440,493 for the three months ended March 31, 2005 and $442,428 for the year ended December 31, 2004.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of March 31, 2005 and December 31, 2004. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	March 31,	Dec 31,	Well	Adequately
	2005	2004	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	21.74%	22.07%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	20.58%	20.91%	6.00%	4.00%

Tier 1 capital to average assets	11.11%	10.88%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

First Three Months of 2005 as Compared to First Three Months of 2004

     During the first three months of 2005, net interest income after provision for loan losses increased by $45 compared to the first three months of 2004. Total interest income increased by $121 or 2.2%, from the level recorded in 2004. This was accompanied by an increase in interest expense of $39 or 2.0%, and an increase in the provision for loan losses of $37. On a fully taxable equivalent basis, net interest income after provision for loan losses increased by $10.

     The increase in net income was the product of a 1.7% year-over-year increase in average earning assets. The Company’s tax equivalent net interest margin for the first three months of both 2005 and 2004 measured 3.8%.

     The average rate paid on interest sensitive liabilities increased by 5 basis points year-over-year. The average balance of interest sensitive liabilities increased by $2,889 or 0.9%. Compared to the first three months of last year, average borrowings decreased by $940 while the average rate paid on borrowings increased by 38 basis points.

     Average interest-bearing demand deposits and money market accounts increased by $1,201, while savings increased by $799. The average rate paid on these products increased by 6 basis points in the aggregate. The average balance on time deposit products increased by $1,829, as the average rate paid decreased by 4 basis points, from 3.44% to 3.40%.

     Interest and dividend income on securities registered an increase of $80, or 3.3%, during the first three months of 2005 when compared to 2004, while on a fully tax equivalent basis income on investment securities increased by $41 or 1.5%. The average invested balances increased by $4,062 from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 2 basis point decline in the tax equivalent yield of the portfolio.

     Interest and fees on loans increased by $31, or 1.0%, for the first three months of 2005 compared to 2004,while on a fully tax equivalent basis income on loans increased by $34 or 1.1%. A $2,230 increase in the average balance of the loan portfolio, or 1.2%, was accompanied by a 4 basis point increase in the portfolio’s tax equivalent yield.

     Other interest income increased by $10 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $472, or 25.5%. The yield on federal funds increased by 156 basis points compared to the same period of 2004.

     The composite tax equivalent yield on earning assets increased by 1 basis point from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 5.1%, a 2 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 6.5%, up 4 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities increased 5 basis points compared to a year ago. The average rate on federal funds sold and other money market funds was 2.5 % up 156 basis points from last year’s rates. The net effect of these changes was that the tax equivalent net interest margin remained steady at 3.8%.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Other income from all sources increased by $172 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $2 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $70 from year ago levels. Fees for other customer services increased by $12. In the first three months of 2004, losses on other real estate owned of $116 were recorded with none in the similar period of 2005. Other sources of non-recurring non-interest income decreased by $24 from the same period a year ago. This income category is subject to fluctuation due to nonrecurring items.

     Loans net of the allowance for losses decreased by $608 during the 12-month period from March 31, 2004 to March 31, 2005, and increased by $3,791 from year-end. Gross loans as a percentage of earning assets stood at 47.1% as of March 31, 2005 and 47.8% at March 31, 2004. The loan to deposit ratio at the end of the first three months of 2005 was 57.5% and 58.3% for the same period a year ago. The investment portfolio represented 63.8% of each deposit dollar, up from 62.5% a year ago.

     Loan charge-offs during the first three months were $46 in 2005 compared to $44 in 2004, while the recovery of previously charged-off loans amounted to $39 in 2005 compared to $20 in 2004. A provision for loan loss of $112 was charged to operations in 2005 and $75 in 2004. Non-accrual loans at March 31, 2005 represented 1.9% of the loan portfolio and 1.8% at December 31, 2004. At March 31, 2005, the loan loss allowance of $2,734 represented approximately 1.4% of outstanding loans.

     Total other expenses in the first three months were $2,950 in 2005 compared to $2,957 in 2004, a decrease of $7, or 0.2%. Full time equivalent employment during the first three months averaged 160 employees in 2005, a 3.0% decrease from the 165 employed in the same period of 2004. Salaries and benefits increased by $5, or 0.3%, compared to the similar period a year ago.

     For the first three months of 2005, state and local taxes decreased by $10 or 6.7%. Occupancy and equipment expense decreased by $9 or 1.9%. Office supplies decreased by $6. Marketing expense decreased by $15. All other expense categories increased by 5.3%, or $28 as a group. This expense category is subject to fluctuation due to nonrecurring items.

     Income before income tax expense amounted to $1,584 for the first three months of 2005 compared to $1,360 for the similar period of 2004. The effective tax rate for the first three months was 20.5% in 2005 compared to 16.1% in 2004, resulting in income tax expense of $326 and $219, respectively. The increase in the effective tax rate reflects an increase in taxable income, while income exempt from taxation from all sources decreased by $76. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	March 31,
	2005	2004
Provision at statutory rate	$539	$462
Add (Deduct):
Tax effect of non-taxable income	(232)	(265)
Tax effect of non-deductible expense	19	22

Federal income taxes	$326	$219

Net income for the first three months registered $1,258 in 2005 compared to $1,141 in 2004, representing per share amounts of $0.30 in 2005 and $0.28 in 2004. Dividends declared per share were $0.22 in 2005 and $0.21 in 2004.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

     Core earnings (earnings before gains on loans sold, investment securities sold or called and certain other non recurring items) increased by 7.3% in the first quarter of 2005 compared to 2004. Core earnings for the first quarter of 2005 were $1,053 compared to last year’s $981. Core earnings per share were $0.25 in 2005 and $0.24 in 2004. The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Three Months Ended
	March 31,
	2005	2004
GAAP Earnings	$1,258	$1,141
Investment security gains	(302)	(232)
Gain on sale of loans	(9)	(11)
Tax effect of adjustment	106	83

Core Earnings	$1,053	$981

Core earnings per share	$0.25	$0.24

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

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)

New Accounting Standards

     Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and whether recognition of an impairment loss is required. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than–temporary impairments. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF No. 03-1-1, which delayed full implementation of the accounting requirements of EITF 03-1, with the exception of certain disclosure requirements. The Company does not believe that EITF No. 03-1 will have a material impact on its financial position and results of operation.

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

     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2005, and December 31, 2004. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2005 and December 31, 2004 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(CONTINUED)

(Dollars in thousands)

     Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 175 basis points. At March 31, 2005, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 171 basis points from the positive 202 basis points that existed at December 31, 2004. The change denotes a “flattening” of the yield curve. The yield curve, however, remains positively sloping, as interest rates increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury curve.

     The base case against which interest rate sensitivity is measured assumes no change in short term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $16,009 for the twelve month period ending March 31, 2006.

	Simulated Net Interest Income (NII) Scenarios Fully Taxable Equivalent Basis For the Twelve Months Ending
	Net Interest Income		$Change in NII		% Change in NII
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Changes in Interest Rates	2006	2005	2006	2005	2006	2005
Graduated increase of +300 basis points	$16,559	$16,018	$550	$251	3.4%	1.6%
Short term rates unchanged	16,009	15,767
Graduated decrease of -300 basis points	15,144	14,896	(865)	(871)	(5.4)%	(5.5)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

PART II - OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

2.	Not applicable

3.i. Articles of Incorporation of the Corporation as currently in effect and any amendments thereto, (incorporated by reference to Registrant’s Registration Statement on Form S-3 filed on October 28, 1993, exhibit A).

3.ii. Bylaws and/or Code of Regulations of the Corporation as currently in effect incorporated herein by reference to Registration Statement on Form S-3 on October 28, 1993, exhibit B).

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

Cortland Bancorp (Registrant)

DATED:	April 26, 2005	/s/ Lawrence A. Fantauzzi

Lawrence A. Fantauzzi Secretary/Treasurer (Chief Financial Officer)

DATED:	April 26, 2005	/s/ Rodger W. Platt

Rodger W. Platt Chairman and President (Chief Executive Officer)