Form 10-Q
period 2005-06-30
CORTLAND BANCORP INC
filed 2005-08-09
CIK 774569

United States
Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended:            JUNE 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the transition from___________to____________
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING

Common Stock, No Par Value	at July 26, 2005 4,210,954 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	JUNE 30	DECEMBER 31
	2005	2004
ASSETS
Cash and due from banks	$11,466	$9,397
Federal funds sold	3,300	3,500

Total cash and cash equivalents	14,766	12,897

Investment securities available for sale (Note 3)	111,778	121,348
Investment securities held to maturity (approximate market value of $104,480 in 2005 and $106,210 in December 2004 (Note 3)	102,558	104,493
Total loans (Note 4)	193,865	191,777
Less allowance for loan losses (Note 4)	(2,862)	(2,629)

Net loans	191,003	189,148

Premises and equipment	4,318	4,369
Other assets	14,864	14,138

Total assets	$439,287	$446,393

LIABILITIES
Noninterest-bearing deposits	$57,580	$58,394
Interest-bearing deposits	279,757	286,525

Total deposits	337,337	344,919

Federal Home Loan Bank advances and other borrowings	48,526	47,889
Other liabilities	3,366	4,187

Total liabilities	389,229	396,995

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,373,735 shares in 2005 and December 2004 (Note 1)	21,869	21,869
Additional paid-in capital (Note 1)	18,466	18,531
Retained earnings	13,676	13,131
Accumulated other comprehensive income (loss) (Note 1)	468	1,061
Treasury shares at cost, 174,198 in 2005 and 204,635 in December 2004	(4,421)	(5,194)

Total shareholders’ equity	50,058	49,398

Total liabilities and shareholders’ equity	$439,287	$446,393

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,235	$3,100	$6,341	$6,175
Interest and dividends on investment securities:
Taxable interest income	1,019	820	2,002	1,652
Nontaxable interest income	544	639	1,086	1,262
Dividends	43	36	77	65
Interest on mortgage-backed securities	960	831	1,942	1,808
Other interest income	28	13	42	17

Total interest income	5,829	5,439	11,490	10,979

INTEREST EXPENSE
Deposits	1,428	1,425	2,847	2,833
Borrowed funds	596	549	1,182	1,107

Total interest expense	2,024	1,974	4,029	3,940

Net interest income	3,805	3,465	7,461	7,039
Provision for loan losses	138	25	250	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,667	3,440	7,211	6,939

OTHER INCOME
Fees for other customer services	573	565	1,112	1,092
Investment securities gains — net	2	76	304	308
Gain on sale of loans — net	22	12	31	23
Other real estate losses — net		(52)		(168)
Other non-interest income	104	139	244	303

Total other income	701	740	1,691	1,558

OTHER EXPENSES
Salaries and employee benefits	1,698	1,659	3,354	3,310
Net occupancy and equipment expense	483	477	940	943
State and local taxes	138	147	276	295
Office supplies	51	84	172	187
Bank exam and audit expense	110	62	207	189
Marketing expense	64	40	113	104
Other operating expenses	428	450	860	848

Total other expenses	2,972	2,919	5,922	5,876

INCOME BEFORE FEDERAL INCOME TAXES	1,396	1,261	2,980	2,621

Federal income taxes	264	179	590	398

NET INCOME	$1,132	$1,082	$2,390	$2,223

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.27	$0.26	$0.57	$0.54

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.27	$0.26	$0.57	$0.54

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.22	$0.44	$0.43

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

SIX MONTHS ENDED JUNE 30, 2004:

BALANCE AT JANUARY 1, 2004	$21,234	$16,469	$15,401	$2,203	($5,426)	$49,881
Comprehensive income:
Net income			2,223			2,223
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				(1,513)		(1,513)

Total comprehensive income						710

Common stock transactions:
Treasury shares reissued		103			671	774
Treasury shares purchased					(1,032)	(1,032)
Cash dividends declared			(1,770)			(1,770)

BALANCE AT JUNE 30, 2004	$21,234	$16,572	$15,854	$690	($5,787)	$48,563

SIX MONTHS ENDED JUNE 30, 2005:

BALANCE AT JANUARY 1, 2005	$21,869	$18,531	$13,131	$1,061	($5,194)	$49,398
Comprehensive income:
Net income			2,390			2,390
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				(593)		(593)

Total comprehensive income						1,797

Common stock transactions:
Treasury shares reissued		(65)			774	709
Treasury shares purchased					(1)	(1)
Cash dividends declared			(1,845)			(1,845)

BALANCE AT JUNE 30, 2005	$21,869	$18,466	$13,676	$468	($4,421)	$50,058

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE	JUNE 30,
FOR SALE SECURITY GAINS AND LOSSES:	2005	2004

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	($393)	($1,310)
Less: Reclassification adjustment for net gains realized in net income, net of tax	200	203

Net unrealized gains (losses) on available-for-sale securities, net of tax	($593)	($1,513)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
NET CASH FLOWS FROM OPERATING ACTIVITIES	$1,833	$1,197

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(17,462)	(22,775)
Purchases of securities available for sale	(7,366)	(29,023)
Proceeds from sales of securities available for sale	1,479	9,423
Proceeds from call, maturity and principal payments on securities	33,766	43,317
Net (increase) decrease in loans made to customers	(2,039)	(8,027)
Proceeds from disposition of other real estate		743
Purchase of premises and equipment	(260)	(64)

Net cash flows from investing activities	8,118	(6,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(7,582)	7,175
Net increase (decrease) in borrowings	637	(469)
Dividends paid	(1,845)	(1,770)
Purchases of treasury shares	(1)	(1,032)
Treasury shares reissued	709	774

Net cash flows from financing activities	(8,082)	4,678

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,869	(531)

CASH AND CASH EQUIVALENTS
Beginning of period	12,897	9,747

End of period	$14,766	$9,216

SUPPLEMENTAL DISCLOSURES
Interest paid	$4,136	$3,958
Income taxes paid	$750	$500
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     1.) Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS			SIX MONTHS
	June 30,			June 30,
	2005		2004	2005	2004
Proceeds on securities sold	$		$5,570	$1,478	$9,423
Gross realized gains			86	287	306
Gross realized losses			10		10

Proceeds on securities called		$3,050	$50	$8,050	$2,050
Gross realized gains		2		17	12
Gross realized losses
     Securities available for sale, carried at fair value, totaled $111,778 at June 30, 2005 and $121,348 at December 31, 2004 representing 52.2% and 53.7%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
     Investment securities with a carrying value of approximately $42,725 at June 30, 2005 and $48,114 at December 31, 2004 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated market value of debt securities at June 30, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$50	$50
Due after one year through five years	11,082	11,218
Due after five years through ten years	3,109	2,904
Due after ten years	32,568	33,197

	46,809	47,369
Mortgage-backed securities	60,950	61,099

	$107,759	$108,468

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$4,742	$4,752
Due after one year through five years	2,206	2,192
Due after five years through ten years	26,286	26,498
Due after ten years	46,841	48,637

	80,075	82,079
Mortgage-backed securities	22,483	22,401

	$102,558	$104,480

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2005, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$14,097	$122	$40	$14,179
Obligations of states and political subdivisions	10,877	711		11,588
Mortgage-backed and related securities	60,950	586	437	61,099
Corporate securities	21,835	66	299	21,602

Total debt securities	107,759	1,485	776	108,468
Other securities	3,310			3,310

Total available for sale	$111,069	$1,485	$776	$111,778

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$150	$8	$	$158
U.S. Government agencies and corporations	45,916	272	83	46,105
Obligations of states and political subdivisions	34,009	1,817	10	35,816
Mortgage-backed and related securities	22,483	54	136	22,401

Total held to maturity	$102,558	$2,151	$229	$104,480

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

	CONTRACT OR
	NOTIONAL AMOUNT
	June 30,	December 31,
	2005	2004
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$1,333	$1,506
Variable	31,743	30,400
Standby letters of credit	1,455	1,455
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
     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts at June 30, 2005 totaled $6,276. The total average daily balance of overdrafts used in 2005 was $123, or less than 2% of the total aggregate overdraft protection available to depositors.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2005	2004

1-4 family residential mortgages	31.0%	31.9%
Commercial mortgages	48.9%	49.0%
Consumer loans	3.6%	3.2%
Commercial loans	10.5%	10.0%
Home equity loans	6.0%	5.9%
     There are $92 mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2005, and none at December 31, 2004. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

Loans accounted for on a nonaccrual basis	$4,044	$3,395

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	NONE	NONE

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the six months ended June 30, 2005 and 2004.

	June 30,	June 30,
	2005	2004

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$155	$85

Interest income actually included in income on the loan	11	5
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
     A loan is returned to accrual status when either all of the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, collectible, or when it otherwise becomes well secured and in the process of collection. When a loan is charged-off, any interest accrued but not collected on the loan is charged against earnings.
     Impaired loans are generally included in nonaccrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1-4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 2005 the recorded investment in impaired loans was $3,156 while the related portion of the allowance for loan losses was $1,589. At December 31, 2004, there were $2,985 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $1,355.
     Loans in the amount of $4,583 as of June 30, 2005, and $5,622 as of December 31, 2004, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

\

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following is an analysis of the allowance for loan losses for the periods ended June 30, 2005 and June 30, 2004:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Balance at beginning of period	$2,734	$2,459	$2,629	$2,408
Loan charge-offs:
1-4 family residential mortgages	—	—	6	21
Commercial mortgages	6	—	6	—
Consumer loans and Other loans	36	8	71	21
Commercial loans	3	—	8	10
Home equity loans	—	—	—	—

	45	8	91	52
Recoveries on previous loan losses:
1-4 family residential mortgages	—	—	—	—
Commercial mortgages	—	—	—	—
Consumer loans and Other loans	24	20	62	36
Commercial loans	11	—	12	4
Home equity loans	—	—	—	—

	35	20	74	40
Net charge-offs	(10)	12	(17)	(12)

Provision charged to operations	138	25	250	100

Balance at end of period	$2,862	$2,496	$2,862	$2,496

Ratio of annualized net charge-offs to average loans outstanding	0.01%	(0.20)%	0.02%	0.01%

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2005	2004	2005	2004

Net Income	$1,132	$1,082	$2,390	$2,223
Weighted average common shares outstanding *	4,199,537	4,145,732	4,193,801	4,145,589

Basic earnings per share *	$0.27	$0.26	$0.57	$0.54
Diluted earnings per share *	$0.27	$0.26	$0.57	$0.54
Dividends declared per share*	$0.22	$0.22	$0.44	$0.43

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)

(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	June 30, 2005			December 31, 2004			June 30, 2004
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$3,116	$42	2.8%	$5,623	$83	1.5%	$3,721	$18	1.0%
Investment securities (1) (2)	218,600	5,623	5.1%	216,560	11,034	5.1%	214,587	5,386	5.0%
Loans (2) (3)	193,633	6,391	6.6%	193,927	12,474	6.4%	193,848	6,221	6.4%

Total interest-earning assets	415,349	$12,056	5.8%	416,110	$23,591	5.7%	412,156	$11,625	5.6%

Cash and due from banks	9,224			9,276			9,243
Bank premises and equipment	4,412			4,637			4,767
Other assets	12,389			14,252			14,800

Total non-interest-earning assets	26,025			28,165			28,810

Total Assets	$441,374			$444,275			$440,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$48,764	$145	0.6%	$48,945	$263	0.5%	$46,839	$101	0.4%
Savings	90,549	266	0.6%	90,584	501	0.6%	90,391	250	0.5%
Time	144,000	2,436	3.4%	147,662	5,023	3.4%	146,407	2,482	3.4%

Total interest-bearing deposits	283,313	2,847	2.0%	287,191	5,787	2.0%	283,637	2,833	2.0%
Federal funds purchased	342	5	2.6%	289	4	1.4%	567	3	1.2%
Other borrowings	47,030	1,177	5.0%	45,804	2,219	4.8%	46,654	1,104	4.8%

Total interest-bearing liabilities	330,685	$4,029	2.5%	333,284	$8,010	2.4%	330,858	$3,940	2.4%

Demand deposits	57,607			56,778			55,994
Other liabilities	3,247			4,385			4,360
Shareholders’ equity	49,835			49,828			49,754

Total liabilities and Shareholders’ equity	$441,374			$444,275			$440,966

Net interest income		$8,027			$15,581			$7,685

Net interest rate spread (4)			3.3%			3.3%			3.2%

Net interest margin (5)			3.9%			3.7%			3.7%

Ratio of interest-earning assets to interest-bearing liabilities			1.26			1.25			1.25

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)

(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	June 30, 2005			March 31, 2005			June 30, 2004
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$3,901	$28	2.9%	$2,321	$14	2.5%	$5,595	$13	1.0%
Investment securities (1) (2)	217,100	2,825	5.2%	220,117	2,798	5.1%	213,127	2,630	4.9%
Loans (2) (3)	194,350	3,259	6.7%	192,907	3,132	6.5%	197,019	3,124	6.4%

Total interest-earning assets	415,351	$6,112	5.9%	415,345	$5,944	5.7%	415,741	$5,767	5.6%

Cash and due from banks	9,462			8,983			9,383
Bank premises and equipment	4,391			4,435			4,713
Other assets	12,060			12,723			14,123

Total non-interest-earning assets	25,913			26,141			28,219

Total Assets	$441,264			$441,486			$443,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$50,762	$79	0.6%	$46,744	$66	0.6%	$48,136	$53	0.4%
Savings	90,573	140	0.6%	90,526	126	0.6%	91,054	129	0.6%
Time	141,367	1,209	3.4%	146,661	1,227	3.4%	147,981	1,243	3.4%

Total interest-bearing deposits	282,702	1,428	2.0%	283,931	1,419	2.0%	287,171	1,425	2.0%
Federal funds purchased	80	1	3.2%	608	4	2.5%	86
Other borrowings	47,219	595	5.1%	46,838	582	5.0%	45,969	549	4.8%

Total interest-bearing liabilities	330,001	$2,024	2.5%	331,377	$2,005	2.5%	333,226	$1,974	2.4%

Demand deposits	58,558			56,647			57,077
Other liabilities	2,938			3,557			4,470
Shareholders’ equity	49,767			49,905			49,187

Total liabilities and Shareholders’ equity	$441,264			$441,486			$443,960

Net interest income		$4,088			$3,939			$3,793

Net interest rate spread (4)			3.4%			3.2%			3.2%

Net interest margin (5)			3.9%			3.8%			3.6%

Ratio of interest-earning assets to interest-bearing liabilities			1.26			1.25			1.25

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004

SUMMARY OF OPERATIONS
Total interest income	$5,829	$5,661	$5,660	$5,649	$5,439
Total interest expense	2,024	2,005	2,046	2,024	1,974

NET INTEREST INCOME (NII)	3,805	3,656	3,614	3,625	3,465
Provision for loan losses	138	112	140	175	25

NII after loss provision	3,667	3,544	3,474	3,450	3,440
Security gains (losses)	2	302	378	366	76
Gain on sale of loans	22	9	13	18	12
Total other income	677	679	739	759	652
Total other expense	2,972	2,950	2,999	2,986	2,919

Income before tax	1,396	1,584	1,605	1,607	1,261
Net income	$1,132	$1,258	$1,305	$1,315	$1,082

Core earnings (1)	$1,116	$1,053	$1,047	$1,064	$1,024

Net income (Rolling 4 Quarters) (2)	$5,010	$4,960	$4,843	$4,878	$4,880
Core earnings (Rolling 4 Quarters)	$4,280	$4,188	$4,192	$4,239	$4,229

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.27	$0.30	$0.31	$0.32	$0.26
Net income, both basic and diluted (Rolling 4 Quarters)	1.20	1.19	1.17	1.17	1.17
Core income, both basic and diluted	0.27	0.25	0.25	0.26	0.26
Core income, both basic and diluted (Rolling 4 Quarters)	1.02	1.01	1.01	1.02	1.01
Cash dividends declared	0.22	0.22	0.44	0.21	0.21
Cash dividends declared (Rolling 4 Quarters)	1.09	1.08	1.07	1.07	1.06
Book value	11.92	11.71	11.85	11.85	11.71

BALANCE SHEET DATA
Assets	$439,287	$442,067	$446,393	$446,334	$443,102
Investments	214,336	217,025	225,841	220,718	218,978
Net loans	191,003	192,939	189,148	192,328	194,771
Deposits	337,337	340,303	344,919	345,889	344,731
Borrowings	48,526	47,379	47,889	44,740	47,417
Shareholders equity	50,058	49,069	49,398	50,232	48,563

AVERAGE BALANCES
Assets	$441,264	$441,486	$449,348	$445,742	$443,960
Investments	217,100	220,117	218,495	218,530	213,127
Net loans	191,584	190,260	190,223	192,684	194,549
Deposits	341,260	340,578	350,029	346,493	344,248
Borrowings	47,299	47,446	44,419	45,534	46,055
Shareholders equity	49,767	49,905	50,289	49,515	49,187

ASSET QUALITY RATIOS
Underperforming assets as a percentage of:
Total assets	0.93%	0.86%	0.76%	0.74%	0.49%
Equity plus allowance for loan losses	7.69	7.31	6.52	6.25	4.23
Tier I capital	8.24	7.74	7.05	6.84	4.53

FINANCIAL RATIOS
Return on average equity	9.10%	10.08%	10.38%	10.62%	8.80%
Return on average equity (Rolling 4 Quarters)	10.04	9.98	9.73	9.89	9.79
Return on average assets	1.03	1.14	1.16	1.18	0.97
Return on average assets (Rolling 4 Quarters)	1.13	1.11	1.09	1.11	1.11
Effective tax rate	18.91	20.58	18.69	18.17	14.20
Net interest margin ratio	3.93	3.79	3.74	3.79	3.64

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring income and expense items.

(2)	Rolling 4 Quarters is calculated by using the current quarter plus the preceding 3 quarters, representing the most recent 12-months period.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period, adjusted retroactively for the stock dividends.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)
Financial Review
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
Certain Non GAAP Measures
     Certain financial information has been determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, certain financial measures are based on core earnings rather than net income. Core earnings exclude income, expense, gains and losses that either are not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Such information may be useful to both investors and management, and can aid them in understanding the Company’s current performance trends and financial condition. Core earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non-GAAP measure of core earnings is shown as part of management’s discussion and analysis of quarterly and year-to-date financial results of operations.
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements Summary of Significant Accounting Policies” in the 2004 annual report on Form 10-K. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of these policies and related methodologies are more critical than others.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Company has identified its policy on the allowance for loan losses as being critical because it requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. In determining the appropriate amount to reserve for potential credit losses, the Company’s banking subsidiary also considers unfunded commitments, such as loan commitments, letters of credit and unused lines of credit. During the current quarter, the company refined its approach to reserving for such unfunded credit commitments, incorporating into its reserve calculations the same off-balance sheet assumptions prescribed for determining risk-based capital.
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
     Cash and cash equivalents remained relatively stable compared to levels at year-end 2004 and increased from June 30, 2004 as the Company increased its level of Federal Funds Sold. Operating activities provided cash of $1,833 and $1,197 during the six months ended June 30, 2005 and 2004, respectively. Key differences stem mainly from: 1) an increase in net income of $167 compared to June 30, 2004; 2) loans held for sale increased by $92 at June 30, 2005 as compared to a decrease of $10 at June 30, 2004, which favorably impacted the proceeds and gains on loans realized in 2004; 3) amortization on securities was $494 in 2005 compared to $871 in 2004; 4) loss on the sale of other real estate totaled $168 in 2004 and none in 2005; 5) and a participation payable was recorded at June 30, 2005 of $785. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 2005 and 2004, and the following table which details the cash flows from operating activities.

	For the Six
	Months Ended June 30,
	2005	2004
Net Income	$2,390	$2,223
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	804	1,189
Provision for loan loss	250	100
Investment securities gains	(304)	(308)
Other real estate losses		168
Impact of loans held for sale	(92)	10
Changes in:
Securities to settle and securities sold to settle	(1,270)	(1,328)
Loan participation payable	785
Other assets and liabilities	(730)	(857)

Net cash flows from operating activities	$1,833	$1,197

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 2.2% for the six months ended June 30, 2005 and 1.9% for the six months ended June 30, 2004. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 2.7%. Capital ratios remained well in excess of regulatory minimums.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
Tier 1 Capital	$49,400	$48,129
Tier 2 Capital	2,868	2,664

TOTAL QUALIFYING CAPITAL	$52,268	$50,793

Risk Adjusted Total Assets (*)	$237,079	$230,133

Tier 1 Risk-Based Capital Ratio	20.84%	20.91%

Total Risk-Based Capital Ratio	22.05%	22.07%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.21%	10.88%

(*)	Includes off-balance sheet exposures.
     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $440,702 for the six months ended June 30, 2005 and $442,428 for the year ended December 31, 2004.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of June 30, 2005 and December 31, 2004. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	June 30,	Dec 31,	Well	Adequately
	2005	2004	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	22.05%	22.07%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	20.84%	20.91%	6.00%	4.00%

Tier 1 capital to average assets	11.21%	10.88%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
First Six Months of 2005 as Compared to First Six Months of 2004
     During the first six months of 2005, net interest income after provision for loan losses increased by $272 compared to the first six months of 2004. Total interest income increased by $511 or 4.7%, from the level recorded in 2004. This was accompanied by an increase in interest expense of $89 or 2.3%, and an increase in the provision for loan losses of $150. On a fully taxable equivalent basis, net interest income after provision for loan losses increased by $192.
     The increase in net income was the product of an 0.8% year-over-year increase in average earning assets and improvement in the Company’s net interest margin. The Company’s tax equivalent net interest margin for the first six months of 2005 measured 3.9% and 3.7% in the same period of 2004.
     The average rate paid on interest sensitive liabilities increased by 6 basis points year-over-year. The average balance of interest sensitive liabilities decreased by $173 or 0.1%. Compared to the first six months of last year, average borrowings increased by $151 while the average rate paid on borrowings increased by 32 basis points.
     Average interest-bearing demand deposits and balances on money market accounts increased by $1,925, while savings deposits increased by $158. The average rate paid on these products increased by 8 basis points in the aggregate. The average balance on time deposit products decreased by $2,407, as the average rate paid remained steady at 3.4%.
     Interest and dividend income on securities registered an increase of $320, or 6.7%, during the first six months of 2005 when compared to 2004, while on a fully tax equivalent basis income on investment securities increased by $237 or 4.4%. The average invested balances increased by $4,013 from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 13 basis point increase in the tax equivalent yield of the portfolio.
     Interest and fees on loans increased by $166, or 2.7%, for the first six months of 2005 compared to 2004,while on a fully tax equivalent basis income on loans increased by $170 or 2.7%. A $215 decrease in the average balance of the loan portfolio, or 0.1%, was accompanied by a 20 basis point increase in the portfolio’s tax equivalent yield.
     Other interest income increased by $25 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $605, or 16.3%. The yield on federal funds and other money market funds, increased by 179 basis points compared to the same period of 2004.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Other income from all sources increased by $133 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $8 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $4 from year ago levels. Fees for other customer services increased by $20. In the first six months of 2004, losses on other real estate owned of $168 were recorded with none in the similar period of 2005. Other sources of non-recurring non-interest income decreased by $59 from the same period a year ago. This income category is subject to fluctuation due to nonrecurring items, but the difference is due mainly to a $58 decrease in non-taxable income on bank owned life insurance policies.
     Loan charge-offs during the first six months were $91 in 2005 compared to $52 in 2004, while the recovery of previously charged-off loans amounted to $74 in 2005 compared to $40 in 2004. A provision for loan loss of $250 was charged to operations in 2005 and $100 in 2004. Non-accrual loans at June 30, 2005 represented 2.1% of the loan portfolio and 1.8% at December 31, 2004. At June 30, 2005, the loan loss allowance of $2,862 represented approximately 1.5% of outstanding loans.
     Total other expenses in the first six months were $5,922 in 2005 compared to $5,876 in 2004, an increase of $46, or 0.8%. Full time equivalent employment during the first six months averaged 162 employees in 2005, a 1.2% decrease from the 164 employed in the same period of 2004. Salaries and benefits increased by $44, or 1.3%, compared to the similar period a year ago.
     For the first six months of 2005, state and local taxes decreased by $19 or 6.4%. Occupancy and equipment expense decreased by $3 or 0.3%. Office supplies decreased by $15. Marketing expense increased by $9. Bank exam and audit expense increased by $18. All other expense categories increased by 1.4%, or $12 as a group. This expense category is subject to fluctuation due to nonrecurring items.
     Income before income tax expense amounted to $2,980 for the first six months of 2005 compared to $2,621 for the similar period of 2004. The effective tax rate for the first six months was 19.8% in 2005 compared to 15.2% in 2004, resulting in income tax expense of $590 and $398, respectively. The increase in the effective tax rate reflects an increase in taxable income, while income exempt from taxation from all sources decreased by $167. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	June 30,
	2005	2004
Provision at statutory rate	$1,013	$891
Add (Deduct):
Tax effect of non-taxable income	(460)	(537)
Tax effect of non-deductible expense	37	44

Federal income taxes	$590	$398

Net income for the first six months registered $2,390 in 2005 compared to $2,223 in 2004, representing per share amounts of $0.57 in 2005 and $0.54 in 2004. Dividends declared per share were $0.44 in 2005 and $0.43 in 2004.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non recurring items) increased by 2.6% in the first six months of 2005 compared to 2004. Core earnings for the six months of 2005 were $2,169 compared to last year’s $2,115. Core earnings per share were $0.52 in 2005 and $0.51 in 2004. The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Six Months Ended
	June 30,
	2005	2004
GAAP Earnings	$2,390	$2,223
Investment security gains	(304)	(308)
Gain on sale of loans	(31)	(23)
Other real estate losses		168
Tax effect of adjustment	114	55

Core Earnings	$2,169	$2,115

Core earnings per share	$0.52	$0.51

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
Second Quarter of 2005 as Compared to Second Quarter of 2004
     During the second quarter of 2005 net interest income after provision for loan losses increased by $227 as compared to second quarter 2004. Year-over-year average earning assets decreased by $390 or 0.1% and average interest-bearing liabilities decreased by $3,225 or 1.0%. Average loans decreased by 1.4%, while average investments increased by 1.9%.
     The composite tax equivalent yield on earning assets increased by 33 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 5.2%, a 27 basis point increase from the same quarter a year ago, while the loan portfolio yielded 6.7%, up 35 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities increased 8 basis points compared to a year ago. The average rate on federal funds sold and other money market funds was 2.9%, up 193 basis points from last year’s rates. The net effect of these changes was that the tax equivalent net interest margin increased by 29 basis points from 3.6% to 3.9%.
     Loans net of the allowance for losses decreased by $3,768 during the 12-month period from June 30, 2004 to June 30, 2005, and increased by $1,855 from year-end. Gross loans as a percentage of earning assets stood at 47.1% as of June 30, 2005 and 47.4% at June 30, 2004. The loan to deposit ratio at the end of the first six months of 2005 was 57.5% and 57.2% for the same period a year ago. The investment portfolio represented 63.5% of each deposit dollar for both periods.
     Total interest income increased by $390 or 7.2% from the same quarter a year ago. This was accompanied by a $50 increase in interest expense and a $113 increase in the provision for loan losses.
     Loan charge-offs during the second quarter were $45 in 2005 and $8 in 2004, while the recovery of previously charged-off loans amounted to $35 during the second quarter of 2005 compared to $20 in the same period of 2004.
     Other income for the quarter decreased by $39 or 5.3% compared to the same period a year ago. The net gain on loans sold during the quarter increased by $10 compared to a year ago. There was $76 in gains on investment and trading securities transactions in the second quarter of 2004 compared to the $2 gain realized in 2005. Fees from other customer services increased by $8. A loss on other real estate of $52 was realized in the second quarter of 2004, while none was incurred during the comparable period of 2005. Other sources of non-recurring non-interest income decreased by $35 from the same period a year ago.
     Total other expenses in the second quarter were $2,972 in 2005 and $2,919 in 2004, an increase of $53 or 1.8%. Employee salaries and benefits increased by $39 or 2.4%. Occupancy and equipment expense showed a $6 increase, or 1.3%. Other expenses, as a group increased by $8, or 1.0%, compared to the same period last year.
     Income before tax for the quarter increased by 10.7% to $1,396 in 2005 from the $1,261 recorded in 2004. Net income for the quarter of $1,132 represented a 4.6% increase from the $1,082 earned a year ago. Earnings per share amounted to $0.27 for the second quarter of 2005 and $0.26 for 2004. Dividends declared per share were $0.22 both in 2005 and 2004.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non recurring items) increased by 5.5% in the second quarter of 2005 compared to 2004. Core earnings for the second quarter of 2005 were $1,116 compared to last year’s $1,058. Core earnings per share were $0.27 in 2005 and $0.26 in 2004. The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Three Months Ended
	June 30,
	2005	2004
GAAP Earnings	$1,132	$1,082
Investment security gains	(2)	(76)
Gain on sale of loans	(22)	(12)
Other real estate losses		52
Tax effect of adjustment	8	12

Core Earnings	$1,116	$1,058

Core earnings per share	$0.27	$0.26
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
New Accounting Standards
     Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), provides application guidance to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and whether recognition of an impairment loss is required. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) EITF No. 03-1-1, which delayed full implementation of the accounting requirements of EITF 03-1, with the exception of certain disclosure requirements. The Company does not believe that EITF No. 03-1 will have a material impact on its financial position and results of operation.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. The Company does not believe there will be any material impact on its earnings, cash flows and/or financial position upon adoption of SFAS No. 154 on January 1, 2006.
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
     The most significant assumptions used in the simulation relate to the cash flows and repricing characteristics of the Company’s balance sheet. Repricing and runoff assumptions are based on a detailed interface with actual customer information and investment data stored on the subsidiary bank’s information systems. Consensus prepayment speeds derived from an independent third party source are used to adjust the runoff cashflows for the impact of the specific interest rate environments under consideration. Simulated results are benchmarked against historical results. Actual results may differ from simulated results not only due to the timing, magnitude and frequency of interest rate changes, but also due to changes in general economic conditions, changes in customer preferences and behavior, and changes in strategies by both existing and potential competitors.
     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2005, and December 31, 2004. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2005 and December 31, 2004 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands)
     Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 200 basis points. At June 30, 2005, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 81 basis points from the positive 202 basis points that existed at December 31, 2004. The change denotes a “flattening” of the yield curve. The yield curve, however, remains positively sloping, as interest rates increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury curve.
     The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,254 for the twelve month period ending June 30, 2006.
Simulated Net Interest Income (NII) Scenarios
Fully Taxable Equivalent Basis
For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Interest Rates	2006	2005	2006	2005	2006	2005

Graduated increase of +300 basis points	$15,898	$16,018	$644	$251	4.2%	1.6%
Short term rates unchanged	15,254	15,767
Graduated decrease of –300 basis points	14,559	14,896	(695)	(871)	(4.6)%	(5.5)%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 12, 2005, Cortland Bancorp held its annual meeting of shareholders.

(b)	The following directors were elected for the three-year term ending in 2008.
David C. Cole
Lawrence A. Fantauzzi
Neil J. Kaback
Directors whose terms of office continued after the annual meeting:
Jerry A. Carlton
George A. Gessner
James E. Hoffman, III
K. Ray Mahan
Rodger W. Platt
Richard B. Thompson
Timothy K. Woofter
(c)	At the close of business on the record date 4,188,597 Cortland Bancorp shares were outstanding and entitled to vote.

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
     The result of the election of directors was as follows:

	Votes	Votes
	Cast	Cast	Votes
	For	Against	Abstained

David C. Cole	2,810,767	146,338	0
Lawrence A. Fantauzzi	2,917,287	41,523	0
Neil J. Kaback	2,895,390	64,123	0
Others items voted upon:
First proposal — Proposed amendment of code of regulations Article Two — Directors — Section 2.01 Authority and Qualifications. Proposed changes include change in directors retirement age and share ownership. Proposal failed to obtain the required approval of two-thirds of the outstanding shares. Proposal did not pass.
Second Proposal — Approval of the Form and use of indemnification agreements for Directors. Proposal passed by the affirmative vote of a majority of all shares issued and outstanding, with shares held by the directors excluded.

	Votes	Votes
	Cast	Cast	Votes
	For	Against	Abstained

First proposal	2,015,902	86,628	4,363
Second proposal	2,888,461	88,410	3,088
Item 5. Other Information
     Not applicable
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

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)

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

Cortland Bancorp (Registrant)
DATED: July 26, 2005	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
Secretary/Treasurer (Chief Financial Officer)

DATED: July 26, 2005	/s/ Rodger W. Platt
Rodger W. Platt
Chairman and President (Chief Executive Officer)