Form 10-Q
period 2005-09-30
CORTLAND BANCORP INC
filed 2005-11-09
CIK 774569

United States Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the transition from________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING

Common Stock, No Par Value	at October 26, 2005 4,222,416 Shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Cortland Bancorp and Subsidiaries:

Consolidated Balance Sheets — September 30, 2005 (Unaudited) And December 31, 2004 (Audited)	2

Unaudited Consolidated Statements of Income — Nine months ended September 30, 2005 and 2004 and Three months ended September 30, 2005 and September 30, 2004	3

Unaudited Consolidated Statement of Shareholders’ Equity — Nine months ended September 30, 2005 and 2004	4

Unaudited Consolidated Statements of Cash Flows — Nine months ended September 30, 2005 and 2004	5

Notes to Unaudited Consolidated Financial Statements September 30, 2005	6 — 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Average Balance Sheets, Yields And Rates — Year to Date September 30, 2005, December 31, 2004 and September 30, 2004	16

Consolidated Average Balance Sheets, Yields Rates — Quarter to Date September 30, 2005, March 31, 2005 and September 30, 2004	17

Selected Financial Data	18

Financial Review	19 — 29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30 — 31

Item 4. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33 — 34

Signatures	35
EX-31.1
EX-31.2
EX-32

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (SEE NOTES 1 & 2)
(Amounts in thousands, except share data)

	(Unaudited)	(Audited)
	SEPTEMBER 30	DECEMBER 31
	2005	2004
ASSETS
Cash and due from banks	$11,265	$9,397
Federal funds sold	5,800	3,500

Total cash and cash equivalents	17,065	12,897

Investment securities available for sale (Note 3)	113,697	121,348
Investment securities held to maturity (approximate market value of $109,028 in 2005 and $106,210 in December 2004 (Note 3)	108,368	104,493
Total loans (Note 4)	192,398	191,777
Less allowance for loan losses (Note 4)	(2,204)	(2,629)

Net loans	190,194	189,148

Premises and equipment	4,195	4,369
Other assets	16,060	14,138

Total assets	$449,579	$446,393

LIABILITIES
Noninterest-bearing deposits	$59,458	$58,394
Interest-bearing deposits	283,625	286,525

Total deposits	343,083	344,919

Federal Home Loan Bank advances and other borrowings	54,115	47,889
Other liabilities	2,868	4,187

Total liabilities	400,066	396,995

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,373,735 shares in 2005 and December 2004 (Note 1)	21,869	21,869
Additional paid-in capital (Note 1)	18,411	18,531
Retained earnings	13,600	13,131
Accumulated other comprehensive income (loss) (Note 1)	(235)	1,061
Treasury shares at cost, 162,785 in 2005 and 204,635 in December 2004	(4,132)	(5,194)

Total shareholders’ equity	49,513	49,398

Total liabilities and shareholders’ equity	$449,579	$446,393

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,285	$3,103	$9,626	$9,278
Interest and dividends on investment securities:
Taxable interest income	1,079	921	3,081	2,573
Nontaxable interest income	538	663	1,624	1,925
Dividends	38	31	115	96
Interest on mortgage-backed securities	911	914	2,853	2,722
Other interest income	33	17	75	34

Total interest income	5,884	5,649	17,374	16,628

INTEREST EXPENSE
Deposits	1,569	1,469	4,416	4,302
Borrowed funds	628	555	1,810	1,662

Total interest expense	2,197	2,024	6,226	5,964

Net interest income	3,687	3,625	11,148	10,664
Provision for loan losses	160	175	410	275

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,527	3,450	10,738	10,389

OTHER INCOME
Fees for other customer services	592	628	1,704	1,720
Investment securities gains — net	4	366	308	674
Gain on sale of loans — net	28	18	59	41
Other real estate losses — net		(3)		(171)
Other non-interest income	108	134	352	437

Total other income	732	1,143	2,423	2,701

OTHER EXPENSES
Salaries and employee benefits	1,972	1,697	5,326	5,007
Net occupancy and equipment expense	482	460	1,422	1,403
State and local taxes	138	136	414	431
Office supplies	82	76	254	263
Bank exam and audit expense	85	175	292	364
Marketing expense	95	26	208	130
Other operating expenses	434	416	1,294	1,264

Total other expenses	3,288	2,986	9,210	8,862

INCOME BEFORE FEDERAL INCOME TAXES	971	1,607	3,951	4,228

Federal income taxes	120	292	710	690

NET INCOME	$851	$1,315	$3,241	$3,538

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.20	$0.31	$0.77	$0.85

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.20	$0.31	$0.77	$0.85

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.21	$0.66	$0.64

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004:

BALANCE AT JANUARY 1, 2004	$21,234	$16,469	$15,401	$2,203	($5,426)	$49,881
Comprehensive income:
Net income			3,538			3,538
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				(534)		(534)

Total comprehensive income						3,004

Common stock transactions:
Treasury shares reissued		80			956	1,036
Treasury shares purchased					(1,032)	(1,032)
Cash dividends declared			(2,657)			(2,657)

BALANCE AT SEPTEMBER 30, 2004	$21,234	$16,549	$16,282	$1,669	($5,502)	$50,232

NINE MONTHS ENDED SEPTEMBER 30, 2005:

BALANCE AT JANUARY 1, 2005	$21,869	$18,531	$13,131	$1,061	($5,194)	$49,398
Comprehensive income:
Net income			3,241			3,241
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				(1,296)		(1,296)

Total comprehensive income						1,945

Common stock transactions:
Treasury shares reissued		(120)			1,063	943
Treasury shares purchased					(1)	(1)
Cash dividends declared			(2,772)			(2,772)

BALANCE AT SEPTEMBER 30, 2005	$21,869	$18,411	$13,600	($235)	($4,132)	$49,513

	SEPTEMBER 30,
	2005	2004

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	($1,093)	($ 90)
Less: Reclassification adjustment for net gains realized in net income, net of tax	203	444

Net unrealized gains (losses) on available- for-sale securities, net of tax	($1,296)	($534)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
NET CASH FLOWS FROM OPERATING ACTIVITIES	$1,461	$6,406

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(32,068)	(33,018)
Purchases of securities available for sale	(15,057)	(47,725)
Proceeds from sales of securities available for sale	1,479	18,675
Proceeds from call, maturity and principal payments on securities	47,058	62,777
Net (increase) decrease in loans made to customers	(976)	(5,852)
Proceeds from disposition of other real estate		815
Purchase of premises and equipment	(289)	(76)

Net cash flows from investing activities	147	(4,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(1,836)	8,333
Net increase (decrease) in borrowings	6,226	(3,146)
Dividends paid	(2,772)	(2,657)
Purchases of treasury shares	(1)	(1,032)
Treasury shares reissued	943	1,036

Net cash flows from financing activities	2,560	2,534

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,168	4,536

CASH AND CASH EQUIVALENTS
Beginning of period	12,897	9,747

End of period	$17,065	$14,283

SUPPLEMENTAL DISCLOSURES
Interest paid	$6,317	$6,018
Income taxes paid	$950	$750
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     1.) Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2004, included in our Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS			NINE MONTHS
	September 30,			September 30,
	2005		2004	2005	2004

Proceeds on securities sold	$		$9,252	$1,479	$18,675
Gross realized gains			357	287	663
Gross realized losses					10

Proceeds on securities called		$4,000	$7,681	$12,050	$9,731
Gross realized gains		4	9	21	21
Gross realized losses
     Securities available for sale, carried at fair value, totaled $113,697 at September 30, 2005 and $121,348 at December 31, 2004 representing 51.2% and 53.7%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
     Investment securities with a carrying value of approximately $45,949 at September 30, 2005 and $48,114 at December 31, 2004 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated market value of debt securities at September 30, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$50	$50
Due after one year through five years	11,079	11,071
Due after five years through ten years	3,387	3,087
Due after ten years	34,265	34,682

	48,781	48,890
Mortgage-backed securities	61,924	61,459

	$110,705	$110,349

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$396	$398
Due after one year through five years	2,206	2,161
Due after five years through ten years	30,669	30,595
Due after ten years	54,273	55,390

	87,544	88,544
Mortgage-backed securities	20,824	20,484

	$108,368	$109,028

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2005, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$14,075	$59	$144	$13,990
Obligations of states and political subdivisions	11,385	578	4	11,959
Mortgage-backed and related securities	61,924	369	834	61,459
Corporate securities	23,321	46	426	22,941

Total debt securities	110,705	1,052	1,408	110,349
Other securities	3,348			3,348

Total available for sale	$114,053	$1,052	$1,408	$113,697

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$149	$4	$	$153
U.S. Government agencies and corporations	54,106	60	447	53,719
Obligations of states and political subdivisions	33,289	1,403	20	34,672
Mortgage-backed and related securities	20,824		340	20,484

Total held to Maturity	$108,368	$1,467	$807	$109,028

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

	CONTRACT OR
	NOTIONAL AMOUNT
	September 30,	December 31,
	2005	2004

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$2,754	$1,506
Variable	35,274	30,400
Standby letters of credit	1,445	1,455
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
     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts at September 30, 2005 totaled $6,307. The total average daily balance of overdrafts used in 2005 was $126, or approximately 2% of the total aggregate overdraft protection available to depositors.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2005	2004

1-4 family residential mortgages	31.5%	31.9%
Commercial mortgages	48.6%	49.0%
Consumer loans	3.5%	3.2%
Commercial loans	10.5%	10.0%
Home equity loans	5.9%	5.9%
     There are $587 in mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2005, and none at December 31, 2004. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Loans accounted for on a nonaccrual basis	$3,535	$3,395

Loans contractually past due 90 days or more as to interest or principal payments (not included in nonaccrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in nonaccrual loans or loans contractually past due above)	NONE	NONE

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a nonaccrual basis and loans considered troubled debt restructuring for the nine months ended September 30, 2005 and 2004.

	September 30,	September 30,
	2005	2004

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$245	$190

Interest income actually included in income on the loan	36	58
     A loan is placed on a non-accrual basis whenever sufficient information is received to question the collectibility of the loan or any time legal proceedings are initiated involving a loan. When a loan is placed on non-accrual status, any interest that has been accrued and not collected on the loan is charged against earnings. Cash payments received while a loan is classified as non-accrual are recorded as a reduction to principal or reported as interest income according to management’s judgment as to collectibility of principal.
     A loan is returned to accrual status when either all of the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, collectible, or when it otherwise becomes well secured and in the process of collection. When a loan is charged-off, any interest accrued but not collected on the loan is charged against earnings.
     Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 2005 the recorded investment in impaired loans was $2,191 while the related portion of the allowance for loan losses was $815. At December 31, 2004, there were $2,985 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $1,355.
     Loans in the amount of $8,232 as of September 30, 2005, and $5,622 as of December 31, 2004, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following is an analysis of the allowance for loan losses for the periods ended September 30, 2005 and September 30, 2004:

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
Balance at beginning of period	$2,862	$2,496	$2,629	$2,408
Loan charge-offs:
1-4 family residential mortgages	—	56	6	77
Commercial mortgages	679	—	685	—
Consumer loans and Other loans	78	21	149	42
Commercial loans	80	—	88	10
Home equity loans	6	—	6	—

	843	77	934	129
Recoveries on previous loan losses:
1-4 family residential mortgages	—	—	—	—
Commercial mortgages	—	—	—	—
Consumer loans and Other loans	24	14	86	50
Commercial loans	1	—	13	4
Home equity loans	—	—	—	—

	25	14	99	54
Net charge-offs	(818)	(63)	(835)	(75)

Provision charged to operations	160	175	410	275

Balance at end of period	$2,204	$2,608	$2,204	$2,608

Ratio of annualized net charge-offs to average loans outstanding	1.69%	0.13%	0.57%	0.05%

     The $843 in charge-offs in the third quarter of 2005 primarily reflects impaired loans in the amount of $793 for which specific loss reserves had previously been established.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2005	2004	2005	2004
Net Income	$851	$1,315	$3,241	$3,538
Weighted average common shares outstanding *	4,210,954	4,156,969	4,199,582	4,149,410

Basic earnings per share *	$0.20	$0.31	$0.77	$0.85
Diluted earnings per share *	$0.20	$0.31	$0.77	$0.85
Dividends declared per share*	$0.22	$0.21	$0.66	$0.64

*	Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	September 30, 2005			December 31, 2004			September 30, 2004
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$3,354	$75	3.0%	$5,623	$83	1.5%	$4,099	$34	1.1%
Investment securities (1) (2)	218,254	8,443	5.2%	216,560	11,034	5.1%	215,911	8,229	5.1%
Loans (2) (3)	193,641	9,700	6.7%	193,927	12,474	6.4%	194,288	9,345	6.4%

Total interest-earning assets	415,249	$18,218	5.8%	416,110	$23,591	5.7%	414,298	$17,608	5.7%

Cash and due from banks	9,334			9,276			9,250
Bank premises and equiptment	4,368			4,637			4,702
Other assets	12,459			14,252			14,322

Total non-interest-earning assets	26,161			28,165			28,274

Total Assets	$441,410			$444,275			$442,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$48,940	$253	0.7%	$48,945	$263	0.5%	$48,045	$179	0.5%
Savings	89,826	440	0.7%	90,584	501	0.6%	90,444	381	0.6%
Time	143,400	3,723	3.5%	147,662	5,023	3.4%	147,080	3,742	3.4%

Total interest-bearing deposits	282,166	4,416	2.1%	287,191	5,787	2.0%	285,569	4,302	2.0%
Federal funds purchased	356	8	3.0%	289	4	1.4%	386	4	1.2%
Other borrowings	47,773	1,802	5.0%	45,804	2,219	4.8%	46,268	1,658	4.8%

Total interest-bearing liabilities	330,295	$6,226	2.5%	333,284	$8,010	2.4%	332,223	$5,964	2.4%

Demand deposits	58,011			56,778			56,365
Other liabilities	3,225			4,385			4,311
Shareholders’ equity	49,879			49,828			49,673

Total liabilities and Shareholders’ equity	$441,410			$444,275			$442,572

Net interest income		$11,992			$15,581			$11,644

Net interest rate spread (4)			3.3%			3.3%			3.3%

Net interest margin (5)			3.8%			3.7%			3.7%

Ratio of interest-earning assets to interest-bearing liabilities			1.26			1.25			1.25

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the diffence between total interest earned and total interest expensed by total interest-earning assets.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	September 30, 2005			June 30, 2005			September 30, 2004
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$3,821	$33	3.4%	$3,901	$28	2.9%	$4,846	$17	1.4%
Investment securities (1) (2)	217,572	2,819	5.2%	217,100	2,825	5.2%	218,530	2,842	5.2%
Loans (2) (3)	193,659	3,309	6.8%	194,350	3,259	6.7%	195,159	3,125	6.4%

Total interest-earning assets	415,052	$6,161	5.9%	415,351	$6,112	5.9%	418,535	$5,984	5.7%

Cash and due from banks	9,550			9,462			9,264
Bank premises and equiptment	4,280			4,391			4,574
Other assets	12,732			12,060			13,369

Total non-interest-earning assets	26,562			25,913			27,207

Total Assets	$441,614			$441,264			$445,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$49,286	$108	0.9%	$50,762	$79	0.6%	$50,430	$78	0.6%
Savings	88,402	180	0.8%	90,573	140	0.6%	90,549	132	0.6%
Time	142,222	1,281	3.6%	141,367	1,209	3.4%	148,414	1,259	3.4%

Total interest-bearing deposits	279,910	1,569	2.2%	282,702	1,428	2.0%	289,393	1,469	2.0%
Federal funds purchased	382	3	3.8%	80	1	3.2%	30
Other borrowings	49,235	625	5.0%	47,219	595	5.1%	45,504	555	4.9%

Total interest-bearing liabilities	329,527	$2,197	2.6%	330,001	$2,024	2.5%	334,927	$2,024	2.4%

Demand deposits	58,804			58,558			57,100
Other liabilities	3,092			2,938			4,200
Shareholders’ equity	50,191			49,767			49,515

Total liabilities and Shareholders’ equity	$441,614			$441,264			$445,742

Net interest income		$3,964			$4,088			$3,960

Net interest rate spread (4)			3.3%			3.4%			3.3%

Net interest margin (5)			3.8%			3.9%			3.8%

Ratio of interest-earning assets to interest-bearing liabilities			1.26			1.26			1.25

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the diffence between total interest earned and total interest expensed by total interest-earning assets.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

SUMMARY OF OPERATIONS
Total interest income	$5,884	$5,829	$5,661	$5,660	$5,649
Total interest expense	2,197	2,024	2,005	2,046	2,024

NET INTEREST INCOME (NII)	3,687	3,805	3,656	3,614	3,625
Provision for loan losses	160	138	112	140	175

NII after loss provision	3,527	3,667	3,544	3,474	3,450
Security gains (losses)	4	2	302	378	366
Gain on sale of loans	28	22	9	13	18
Total other income	700	677	679	739	759
Total other expense	3,288	2,972	2,950	2,999	2,986

Income before tax	971	1,396	1,584	1,605	1,607
Net income	$851	$1,132	$1,258	$1,305	$1,315

Core earnings (1)	$990	$1,116	$1,053	$1,047	$1,064

Net income (Rolling 4 Quarters) (2)	$4,546	$5,010	$4,960	$4,843	$4,878
Core earnings (Rolling 4 Quarters)	$4,206	$4,280	$4,188	$4,192	$4,239

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.20	$0.27	$0.30	$0.31	$0.31
Net income, both basic and diluted (Rolling 4 Quarters)	1.08	1.20	1.19	1.17	1.17
Core income, both basic and diluted	0.24	0.27	0.25	0.25	0.26
Core income, both basic and diluted (Rolling 4 Quarters)	1.00	1.02	1.01	1.01	1.02
Cash dividends declared	0.22	0.22	0.22	0.44	0.21
Cash dividends declared (Rolling 4 Quarters)	1.10	1.09	1.08	1.07	1.07
Book value	11.76	11.92	11.71	11.85	11.85

BALANCE SHEET DATA
Assets	$449,579	$439,287	$442,067	$446,393	$446,334
Investments	222,065	214,336	217,025	225,841	220,718
Net loans	190,194	191,003	192,939	189,148	192,328
Deposits	343,083	337,337	340,303	344,919	345,889
Borrowings	54,115	48,526	47,379	47,889	44,740
Shareholders equity	49,513	50,058	49,069	49,398	50,232

AVERAGE BALANCES
Assets	$441,614	$441,264	$441,486	$449,348	$445,742
Investments	217,572	217,100	220,117	218,495	218,530
Net loans	191,060	191,584	190,260	190,223	192,684
Deposits	338,714	341,260	340,578	350,029	346,493
Borrowings	49,617	47,299	47,446	44,419	45,534
Shareholders equity	50,191	49,767	49,905	50,289	49,515

ASSET QUALITY RATIOS
Underperforming assets as a percentage of:
Total assets	0.81%	0.93%	0.86%	0.76%	0.74%
Equity plus allowance for loan losses	7.04	7.69	7.31	6.52	6.25
Tier I capital	7.35	8.24	7.74	7.05	6.84

FINANCIAL RATIOS
Return on average equity	6.78%	9.10%	10.08%	10.38%	10.62%
Return on average equity (Rolling 4 Quarters)	9.08	10.04	9.98	9.73	9.89
Return on average assets	0.77	1.03	1.14	1.16	1.18
Return on average assets (Rolling 4 Quarters)	1.03	1.13	1.11	1.09	1.11
Effective tax rate	12.36	18.91	20.58	18.69	18.17
Net interest margin ratio	3.83	3.93	3.79	3.74	3.79

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period , adjusted retroactively for the stock dividends.

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
Certain Non GAAP Measures
     Certain financial information has been determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, certain financial measures are based on core earnings rather than net income. Core earnings exclude income, expense, gains and losses that either are not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Such information may be useful to both investors and management, and can aid them in understanding the Company’s current performance trends and financial condition. Core earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non GAAP measure of core earnings is shown as part of management’s discussion and analysis of quarterly and year-to-date financial results of operations.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Company has identified its policy on the allowance for loan losses as being critical because it requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. In determining the appropriate amount to reserve for potential credit losses, the Company’s banking subsidiary also considers unfunded commitments, such as loan commitments, letter of credit and unused lines of credit. During the current year the Company refined its approach to reserving for such unfunded credit commitments, incorporating into its reserve calculations the same off-balance sheet assumptions prescribed for determining risk-based capital.
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
     Cash and cash equivalents increased from September 30, 2004 and from levels at year-end as the Company increased its level of Federal Funds Sold. Operating activities provided cash of $1,461 and $6,406 during the nine months ended September 30, 2005 and 2004, respectively. Key differences stem mainly from: 1) a decrease in net income of $297 compared to September 30, 2004; 2) loans held for sale increased by $587 at September 30, 2005 as compared to a decrease of $103 at September 30, 2004, which favorably impacted the proceeds on loans in 2004; 3) gains on the sale of investments was $308 at September 30, 2005 compared to $674 at September 30, 2004; 4) amortization on securities was $463 in 2005 compared to $1,213 in 2004; 5) loss on the sale of other real estate totaled $171 in 2004 and none in 2005; 6) a liability for Securities to Settle totaled $1,521 at September 30, 2004 with none at December 31, 2003, an increase of $1,521 while there was no liability at September 30, 2005, a decrease of $1,270 from December 31, 2004. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 2005 and 2004, and the following table which details the cash flows from operating activities.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Net Income	$3,241	$3,538
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,171	1,687
Provision for loan loss	410	275
Investment securities gains	(308)	(674)
Other real estate losses		171
Impact of loans held for sale	(587)	103
Changes in:
Securities to settle and securities sold to settle	(1,270)	1,521
Other assets and liabilities	(1,196)	(215)

Net cash flows from operating activities	$1,461	$6,406

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 1.3% for the nine months ended September 30, 2005 and 2.5% for the nine months ended September 30, 2004. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 0.3%. Capital ratios remained well in excess of regulatory minimums.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
Tier 1 Capital	$49,568	$48,129
Tier 2 Capital	2,215	2,664

TOTAL QUALIFYING CAPITAL	$51,783	$50,793

Risk Adjusted
Total Assets (*)	$240,938	$230,133

Tier 1 Risk-Based
Capital Ratio	20.57%	20.91%

Total Risk-Based
Capital Ratio	21.49%	22.07%

Tier 1 Risk-Based
Capital to Average Assets (Leverage Capital Ratio)	11.24%	10.88%

(*)	Includes off-balance sheet exposures.
     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $440,833 for the nine months ended September 30, 2005 and $442,428 for the year ended December 31, 2004.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of September 30, 2005 and December 31, 2004. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:

	September 30,	Dec 31,	Well	Adequately
	2005	2004	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	21.49%	22.07%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	20.57%	20.91%	6.00%	4.00%
Tier 1 capital to average assets	11.24%	10.88%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
First Nine Months of 2005 as Compared to First Nine Months of 2004
     During the first nine months of 2005, net interest income after provision for loan losses increased by $349 compared to the first nine months of 2004. Total interest income increased by $746 or 4.5%, from the level recorded in 2004. This was accompanied by an increase in interest expense of $262 or 4.4%, and an increase in the provision for loan losses of $135. On a fully taxable equivalent basis, net interest income after provision for loan losses increased by $213.
     The increase in net income was the product of a 0.2% year-over-year increase in average earning assets and improvement in the Company’s net interest margin. The Company’s tax equivalent net interest margin for the first nine months of 2005 measured 3.8% and 3.7% in the same period of 2004.
     The average rate paid on interest sensitive liabilities increased by 12 basis points year-over-year. The average balance of interest sensitive liabilities decreased by $1,929 or 0.6%. Compared to the first nine months of last year, average borrowings increased by $1,474 while the average rate paid on borrowings increased by 27 basis points.
     Average interest-bearing demand deposits and balances on money market accounts increased by $895, while savings deposits decreased by $618. The average rate paid on these products increased by 13 basis points in the aggregate. The average balance on time deposit products decreased by $3,680, while the average rate paid increased by 7 basis points.
     Interest and dividend income on securities registered an increase of $357, or 4.9%, during the first nine months of 2005 when compared to 2004, while on a fully tax equivalent basis income on investment securities increased by $214 or 2.6%. The average invested balances increased by $2,343 from the levels of a year ago. The increase in the average balance of investment securities was accompanied by an 8 basis point increase in the tax equivalent yield of the portfolio.
     Interest and fees on loans increased by $348, or 3.8%, for the first nine months of 2005 compared to 2004,while on a fully tax equivalent basis income on loans increased by $355 or 3.8%. A $647 decrease in the average balance of the loan portfolio, or 0.3%, was accompanied by a 25 basis point increase in the portfolio’s tax equivalent yield.
     Other interest income increased by $41 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $745, or 18.2%. The yield on federal funds and other money market funds, increased by 188 basis points compared to the same period of 2004.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Other income from all sources decreased by $278 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $18 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $366 from year ago levels. Fees for other customer services decreased by $16. In the first nine months of 2004, losses on other real estate owned of $171 were recorded with none in the similar period of 2005. Other sources of non-recurring non-interest income decreased by $85 from the same period a year ago. This income category is subject to fluctuation due to non-recurring items, but the difference is due mainly to an $81 decrease in non-taxable income on bank owned life insurance policies.
     Loan charge-offs during the first nine months were $934 in 2005 compared to $129 in 2004, while the recovery of previously charged-off loans amounted to $99 in 2005 compared to $54 in 2004. The increase in charge-offs during 2005 primarily reflects impaired loan credits for which specific loss reserves had previously been established. A provision for loan loss of $410 was charged to operations in 2005 and $275 in 2004. Non-accrual loans at September 30, 2005 and December 31, 2004 represented 1.8% of the loan portfolio. At September 30, 2005, the loan loss allowance of $2,204 represented approximately 1.1% of outstanding loans.
     Total other expenses in the first nine months were $9,210 in 2005 compared to $8,862 in 2004, an increase of $348, or 3.9%. Full time equivalent employment during the first nine months of both 2005 and 2004 averaged 163 employees. Salaries and benefits increased by $319 or 6.4%, compared to the similar period a year ago. This increase is a combination of regular staff salary and benefit increases and a one-time cash bonus of $243 awarded to the President and CEO in recognition of 42 years of service to the bank, 29 1/2 years as President and CEO and 18 years as Chairman of the Board and the growth and profitability achieved by the Bank under his leadership.
     For the first nine months of 2005, state and local taxes decreased by $17 or 3.9%. Occupancy and equipment expense increased by $19 or 1.4%. Office supplies decreased by $9. Marketing expense increased by $78. Much of this increase is due to the timing of marketing expenditures which should slow in the fourth quarter. Bank exam and audit expense decreased by $72, due to higher costs in 2004 associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. All other expense categories increased by 2.4%, or $30 as a group. This expense category is subject to fluctuation due to non-recurring items.
     Income before income tax expense amounted to $3,951 for the first nine months of 2005 compared to $4,228 for the similar period of 2004. The effective tax rate for the first nine months was 18.0% in 2005 compared to 16.3% in 2004, resulting in income tax expense of $710 and $690, respectively. The increase in the effective tax rate reflects an increase in taxable income, while income exempt from taxation from all sources decreased. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	September 30,
	2005	2004

Provision at statutory rate	$1,343	$1,438
Add (Deduct):
Tax effect of non-taxable income	(689)	(816)
Tax effect of non-deductible expense	56	68

Federal income taxes	$710	$690

Net income for the first nine months registered $3,241 in 2005 compared to $3,538 in 2004, representing per share amounts of $0.77 in 2005 and $0.85 in 2004. Dividends declared per share were $0.66 in 2005 and $0.64 in 2004.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) decreased by $20, or 0.6% in the first nine months of 2005 compared to 2004. Core earnings for the nine months of 2005 were $3,159 compared to last year’s $3,179. Core earnings per share were $0.76 in both 2005 and 2004. The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Nine Months Ended
	September 30,
	2005	2004
GAAP Earnings	$3,241	$3,538
Investment security gains	(308)	(674)
Gain on sale of loans	(59)	(41)
Other real estate losses		171
Other non-recurring items*	243
Tax effect of adjustments	42	185

Core Earnings	$3,159	$3,179

Core earnings per share	$0.76	$0.76

*	Includes one-time cash bonus declared in recognition of the Bank’s performance under the retiring C.E.O.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
Third Quarter of 2005 as Compared to Third Quarter of 2004
     During the third quarter of 2005 net interest income after provision for loan losses increased by $77 as compared to third quarter 2004. Year-over-year average earning assets decreased by $3,483 or 0.8% and average interest-bearing liabilities decreased by $5,400 or 1.6%. Average loans decreased by 0.8%, while average investments decreased by 0.4%.
     The composite tax equivalent yield on earning assets increased by 21 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 5.2%, a 2 basis point decrease from the same quarter a year ago, while the loan portfolio yielded 6.8%, up 42 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities increased 24 basis points compared to a year ago. The average rate on federal funds sold and other money market funds was 5.0%, up 18 basis points from last year’s rates. The net effect of these changes was that the tax equivalent net interest margin was unchanged at 3.8%.
     Loans net of the allowance for losses decreased by $2,134 during the 12-month period from September 30, 2004 to September 30, 2005, and increased by $1,046 from year-end. Gross loans as a percentage of earning assets stood at 45.8% as of September 30, 2005 and 46.3% at September 30, 2004. The loan to deposit ratio at the end of the first nine months of 2005 was 56.1% and 56.4% for the same period a year ago. The investment portfolio represented 64.7% of each deposit dollar, up from 63.8% a year ago.
     Total interest income increased by $235 or 4.2% from the same quarter a year ago. This was accompanied by a $173 increase in interest expense and a $15 decrease in the provision for loan losses.
     Loan charge-offs during the third quarter were $843 in 2005 and $77 in 2004, while the recovery of previously charged-off loans amounted to $25 during the third quarter of 2005 compared to $14 in the same period of 2004. The $843 in charge-offs during 2005 primarily reflects impaired loans of $793 for which specific loss reserves had previously been established.
     Other income for the quarter decreased by $411, or 36.0% compared to the same period a year ago. The net gain on loans sold during the quarter increased by $10 compared to a year ago. There was $366 in gains on investment and trading securities transactions in the third quarter of 2004 compared to the $4 gain realized in 2005. Fees from other customer services decreased by $36, primarily due to a decline in service charge income. A loss on other real estate of $3 was realized in the second quarter of 2004, while none was incurred during the comparable period of 2005. Other sources of non-recurring non-interest income decreased by $26 from the same period a year ago. This is due mainly to a $24 decrease in non-taxable income on bank owned life insurance policies, reflecting declines in the investment yields associated with these policies.
     Total other expenses in the third quarter were $3,288 in 2005 and $2,986 in 2004, an increase of $302 or 10.1%. Employee salaries and benefits increased by $275 or 16.2%. This increase is a combination of regular staff salary and benefit increases and a one-time cash bonus of $243 awarded to the retiring President and CEO in recognition of 42 years of service to the bank, 29 1/2 years as President and CEO and 18 years as Chairman of the Board and the growth and profitability achieved by the bank under his leadership. Occupancy and equipment expense showed a $22 increase, or 4.8%. Other expenses, as a group increased by $5, or 0.6%, compared to the same period last year.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Income before tax for the quarter decreased by 39.6% to $971 in 2005 from the $1,607 recorded in 2004. Net income for the quarter of $851 represented a 35.3% decrease from the $1,315 earned a year ago. Earnings per share amounted to $0.20 for the third quarter of 2005 and $0.31 for 2004. Dividends declared per share were $0.22 in 2005 and 0.21 in 2004.
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) decreased by 7.0% in the third quarter of 2005 compared to 2004. Core earnings for the third quarter of 2005 were $990 compared to last year’s $1,064. Core earnings per share were $0.24 in 2005 and $0.26 in 2004. The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Three Months Ended
	September 30,
	2005	2004
GAAP Earnings	$851	$1,315
Investment security gains	(4)	(366)
Gain on sale of loans	(28)	(18)
Other real estate losses		3
Other non recurring items*	243
Tax effect of adjustments	(72)	130

Core Earnings	$990	$1,064

Core earnings per share	$0.24	$0.26

*	Includes one-time cash bonus declared in recognition of the Bank’s performance under the retiring C.E.O.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. The Company does not believe there will be any material impact on its earnings, cash flows and/or financial position upon adoption of SFAS No. 154 on January 1, 2006.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)
     Management considers interest rate risk to be the Company’s principal source of market risk. Interest rate risk is measured as the impact of interest rate changes on the Company’s net interest income. Components of interest rate risk comprise re-pricing risk, basis risk and yield curve risk. Re-pricing risk arises due to timing differences in the re-pricing of assets and liabilities as interest rate changes occur. Basis risk occurs when re-pricing assets and liabilities reference different key rates. Yield curve risk arises when a shift occurs in the relationship among key rates across the maturity spectrum.
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
     The simulation model allows Management to test and evaluate alternative responses to a changing interest rate environment. Typically when confronted with a heightened risk of rising interest rates, the Company will evaluate strategies that shorten investment and loan re-pricing intervals and maturities, emphasize the acquisition of floating rate over fixed rate assets, and lengthen the maturities of liability funding sources. When the risk of falling rates is perceived, Management will typically consider strategies that shorten the maturities of funding sources, lengthen the re-pricing intervals and maturities of investments and loans, and emphasize the acquisition of fixed rate assets over floating rate assets.
     The most significant assumptions used in the simulation relate to the cash flows and re-pricing characteristics of the Company’s balance sheet. Re-pricing and runoff rate assumptions are based on a detailed interface with actual customer information and investment data stored on the subsidiary bank’s information systems. Consensus prepayments speeds derived from an independent third party source are used to adjust the runoff cash flows for the impact of the specific interest rate environments under consideration. Simulated results are benchmarked against historical results. Actual results may differ from simulated results not only due to the timing, magnitude and frequency of interest rate changes, but also due to changes in general economic conditions, changes in customer preferences and behavior, and changes in strategies by both existing and potential competitors.
     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2005, and December 31, 2004. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2005 and December 31, 2004 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands)
     Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 200 basis points. At September 30, 2005, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 79 basis points from the positive 202 basis points that existed at December 31, 2004. The change denotes a “flattening” of the yield curve. The yield curve, however, remains positively sloping, as interest rates increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury curve.
     The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,682 for the twelve month period ending September 30, 2006.
Simulated Net Interest Income (NII) Scenarios
Fully Taxable Equivalent Basis
For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Interest Rates	2006	2005	2006	2005	2006	2005

Graduated increase of +300 basis points	$16,196	$16,018	$514	$251	3.3%	1.6%
Short term rates unchanged	15,682	15,767
Graduated decrease of -300 basis points	15,304	14,896	(378)	(871)	(2.4)%	(5.5)%
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

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
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

Cortland Bancorp
(Registrant)

DATED: October 26, 2005	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President
(Chief Executive Officer)

DATED: October 26, 2005	/s/ James M. Gasior
James M. Gasior
Secretary
(Chief Financial Officer)