Form 10-K
period 2005-12-31
CORTLAND BANCORP INC
filed 2006-03-16
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to __________________

Commission File Number	0-13814

CORTLAND BANCORP

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-14511184

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

194 West Main Street, Cortland, Ohio	44410

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(330) 637-8040

Securities registered pursuant to Section l2(b) of the Act:            None
Securities registered pursuant to Section l2(g) of the Act:

Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       ☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       ☐ Yes       ☑ No
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K       ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    ☐       Accelerated filer    ☑       Non-accelerated filer    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes       ☑ No
Based upon the closing price of the registrant’s common stock of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $79,545,597. For purposes of this response directors and executive officers are considered the affiliates of the issuer at that date.
The number of shares outstanding of the issuer’s classes of common stock as of March 10, 2005: 4,371,573 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Shareholders Report for the year ended December 31, 2005 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held April 11, 2006 are incorporated by reference into Part III.

FORM 10-K
2005
INDEX

Page
Part I
Item l.	Business:
	General	I-2
	Statistical Disclosure	I-4
Item 1A.	Risk Factors	I-7
Item 1B.	Unresolved Staff Comments	I-9
Item 2.	Properties	I-9
Item 3.	Legal Proceedings	I-9
Item 4.	Submission of Matters to a Vote of Security Holders	I-10
Item 4A.	Executive Officers of the Registrant	I-10
Part II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	II-1
Item 6.	Selected Financial Data	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II-1
Item 8.	Financial Statements and Supplementary Data	II-1
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	II-1
Item 9A.	Controls and Procedures	II-1
Item 9B.	Other Information	II-1
Part III
Item l0.	Directors and Executive Officers of the Registrant	III-1
Item ll.	Executive Compensation	III-1
Item l2.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	III-1
Item l3.	Certain Relationships and Related Transactions	III-1
Item l4.	Principal Accounting Fees and Services	III-1
Part IV
Item l5.	Exhibits, Financial Statement Schedules	IV-1
Signatures		IV-2
Index to Exhibits		IV-3
EX-3.1 Amended Articles of Cortland Bancorp
EX-3.2 Code of Regulations
EX-10.1 Group Term Carve Out Plan
EX-10.2 Group Term Carve Out Plan
EX-10.3 Director Retirement Agreement
EX-10.4 Director Retirement Agreement
EX-10.5 Director Retirement Agreement
EX-10.6 Amended Director Retirement Agreement
EX-10.7 Director Retirement Agreement
EX-10.8 Director Retirement Agreement
EX-10.9 Director Retirement Agreement
EX-10.10 Amended and Restated Director Retirement Agreement
EX-10.11 Director Retirement Agreement
EX-10.12 Split Dollar Agreement
EX-10.13 Split Dollar Agreement
EX-10.14 Endorsement Split Dollar Agreement
EX-10.15 Indemnification Agreement
EX-10.16 Amended Salary Continuation Agreement
EX-10.17 Second Amended Salary Continuation Agreement
EX-10.18 Second Amended Salary Continuation Agreement
EX-10.19 Second Amended Salary Continuation Agreement
EX-10.20 Amended Salary Continuation Agreement
EX-10.21 Salary Continuation Agreement
EX-10.22 Second Amended Salary Continuation Agreement
EX-10.23 Second Amended Salary Continuation Agreement
EX-10.24 Second Amended Split Dollar Agreement & Endorsement
EX-10.25 Second Amended Split Dollar Agreement & Endorsement
EX-10.26 Second Amended Split Dollar Agreement & Endorsement
EX-10.27 Amended Split Dollar Agreement
EX-10.28 Split Dollar Agreement and Endorsement
EX-10.29 Second Amended Split Dollar Agreement & Endorsement
EX-10.30 Second Amended Split Dollar Agreement & Endorsement
EX-10.31 Severance Agreement Due to Change in Control
EX-10.32 Severance Agreement Due to Changes in Control
EX-13 Annual Report to Security Holders
EX-21 Subsidiaries
EX-23 Consents of Experts
EX-31.1 Certification of the CEO
EX-31.2 Certification of the CFO
EX-32 Certification of the CEO and the CFO
I-l

PART I
Item l. Business
General
THE CORPORATION
     Information relating to Item 1 — Business General — THE CORPORATION — is set forth in the Corporation’s 2005 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.
CORTLAND BANKS
     Information relating to Item 1 — Business General — CORTLAND BANKS — is set forth in the Corporation’s 2005 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.
NEW RESOURCES LEASING COMPANY
     Information relating to Item 1 — Business General — NEW RESOURCES LEASING COMPANY — is set forth in the Corporation’s 2005 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.
SUPERVISION AND REGULATION
     The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity, as authorized by the Gramm-Leach-Bliley Act of 1999 (The Financial Services Reform Act). Under the Financial Services Reform Act, the Company may continue to claim the benefits of financial holding company status as long as each depository institution that it controls remains well capitalized and well managed. The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of December 31, 2005, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and, in management’s opinion, well managed. Cortland Bancorp owns no property. Operations are conducted at 194 West Main Street, Cortland, Ohio.
     The Bank, as a state chartered banking organization and member of the Federal Reserve System, is subject to periodic examination and regulation by both the Federal Reserve Bank of Cleveland and the State of Ohio Division of Financial Institutions. These examinations, which include such areas as capital, liquidity, asset quality, management practices and other aspects of the Bank’s operations, are primarily for the protection of the Bank’s depositors. In addition to these regular examinations, the Bank must furnish periodic reports to regulatory authorities containing a full and accurate statement of its affairs. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the statutory limit of $100,000 per customer.

Item l. Business
General (Continued)
     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit to state a material fact. The Company has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls.
COMPETITION
     Information relating to Item 1 — Business General — COMPETITION — is set forth in the Corporation’s 2005 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.
EMPLOYEES
     Information relating to Item 1 — Business General — EMPLOYEES — is set forth in the Corporation’s 2005 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference
AVAILABLE INFORMATION
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

Item l.    Business
Statistical Disclosure
I.   DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
     Information relating to I — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 2005 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2005
Annual Report
to Shareholders
A. Average Balance Sheet -
December 31, 2005, 2004 and 2003	32 & 33

B. Analysis of Net Interest Earnings -
Years ending December 31, 2005, 2004 and 2003	32 & 33

C. Rate and Volume Analysis -
2005 change from 2004 and 2004 change from 2003	39
II.   INVESTMENT PORTFOLIO
     Information relating to II — Investment Portfolio is set forth in the Corporation’s 2005 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2005
Annual Report
to Shareholders
A. Book value of investments -
December 31, 2005, 2004 and 2003	47 — 48

B. Summary of securities held -
December 31, 2005	48 & 49

C. N/A

III.   LOAN PORTFOLIO (ALL DOMESTIC)
A.   TYPES OF LOANS
     Information relating to III — Loan Portfolio — A. Types of Loans is set forth in the Corporation’s 2005 Annual Report to Shareholders, Page 45, Loan Portfolio and is incorporated herein by reference.
B.   MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
     Information relating to III — Loan Portfolio — B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Corporation’s 2005 Annual Report to Shareholders, Page 45, Loan Portfolio and is incorporated herein by reference.
C.   RISK ELEMENTS
     Information relating to III — Loan Portfolio — C. Risk Elements, is set forth in the Corporation’s 2005 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2005
Annual Report
to Shareholders
1. Nonaccrual, Past Due and Restructured Loans

(1) Aggregate amount in each category (5 years)	37

(2) Interest income
(i) That would have been recorded	19 & 37
(ii) That was included in income	19 & 37

(3) Policy for placing loans on non-accrual status	11-13 & 19

2. Potential Problem Loans	20 & 37

3. Foreign Outstandings	N/A

4. Loan concentrations over 10% not otherwise disclosed	N/A
D. Other Interest Bearing Assets — N/A

IV. SUMMARY OF LOAN LOSS EXPERIENCE
     A. Analysis of the Allowance for Loan Loss
     Information relating to IV — Summary of Loan Loss Experience — A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 2005 Annual Report to Shareholders, Pages 42-44, Loan Loss Experience and is incorporated herein by reference.
     B. Breakdown of the Allowance for Loan Losses
     Information relating to IV — Summary of Loan Loss Experience — B. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 2005 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2005
Annual Report
to Shareholders
Breakdown of the Allowance for Loan Losses	43 & 44

Percentage of loans in each category	42 - 45

Loan Commitments and Lines of Credit	22-24 & 55-56
V.   DEPOSITS (ALL DOMESTIC)
     A. Average Deposits and Average Rates Paid on Deposit Categories
     Information relating to V — Deposits — A. Average Deposits and Rates is set forth in the Corporation’s 2005 Annual Report to Shareholders, Pages 32 & 33, Three Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.
     B. Not applicable
     C. Not applicable
     D. Summary of Time Deposits of $100,000 or More
     Information relating to V — Deposits — D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 2005 Annual Report to Shareholders, Page 21, Note 6, Deposits and is incorporated herein by reference.
     E.  Not applicable
VI.   RETURN ON EQUITY AND ASSETS
     Information relating to VI — Return on Equity and Assets is set forth in the Corporation’s 2005 Annual Report to Shareholders, page 31, Selected Financial Data and is incorporated herein by reference.
VII.   SHORT TERM BORROWINGS
     Not required

Item 1A.   Risk Factors
     The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to the Company’s stock, you should carefully consider the risks and uncertainties as described below together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known and that are deemed immaterial also may have a material adverse effect on the Company’s result of operations and financial condition. If any of the following risks actually occur, the Company’s common stock could decline.
     Fluctuations in interest rates could adversely affect the Company’s earnings and financial condition.
     As is the case for most financial institutions, the Company’s earnings are substantially dependent upon net interest income, which is the difference between (a) the rates earned on loans, securities and other earning assets and (b) the interest rates paid on borrowings and deposits. These interest rates are highly sensitive to various factors beyond the Banks control, including but not limited to:
•	the general economic conditions;

•	governmental monetary policy;

•	regulatory policies;

•	rate of inflation;

•	rate of unemployment.
     For instance, an economic downturn, increase in unemployment, or higher interest rates could decrease the demand for loans and other products and services and/or result in a deterioration in credit quality and/or loan performance.
     The Company’s business may be adversely affected by changes in government policies.
     The Company operates as a State Chartered Financial Institution and is subject to the Banking regulations of the Ohio Department of Commerce and the Division of Financial Institutions. The Company is also a member of the Federal Reserve Banks 6th District. As such, the Company’s success depends not only on competitive factors but also on regulations that are issued by these organizations. Congress and state legislatures and federal and state regulatory agencies continually review and change banking laws, regulations and policies. Changes to statues, regulations or regulatory policies, including changes in interpretation or implementations of statues, regulations or policies, could affect the Company in substantial and unpredictable ways to the Company’s cost structure. Also, the Company’s failure to comply with laws, regulations or policies could result in sanctions by the regulatory agencies and damage its reputation.
     The Company’s earnings and reputation may be adversely affected by credit risk.
     A significant portion of the Company’s loan portfolio is secured by real property. Originating and underwriting loans properly are integral to the Company’s success. Credit risk is the risk of not being able to collect the contractual obligation, including all principal and interest income when the borrower is unable to repay the obligation as agreed. Credit risk could be affected by a variety of negative conditions, including, (1) general, regional or local economic conditions, (2) rapid increase in interest rates, and/or (3) a downturn in an industry sector.

Item 1A. Risk Factors (Continued)
     The Company’s general and specific credit risk are significant components of the Company’s reserve for loan losses which is also based upon, among other things:
•	historical experience;

•	economic conditions;

•	regular reviews of delinquencies and loan portfolio quality;

•	industry concentrations;

•	and results of regulatory examinations.
Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the respective loan portfolios. Although the Company believes that the reserve for loan losses is adequate, there can be no assurance that such reserve will prove sufficient to cover future losses. These determinations are based upon estimates that are inherently subjective. As such, future adjustments will be necessary if economic conditions change or adverse developments arise with respect to nonperforming or performing loans or if regulatory supervision changes. Material losses would result in a material decrease in the Company’s net income, and possibly its capital, and could result in the inability to pay dividends, among other adverse conditions.
     The Company’s industry is very competitive and intense.
     The Bank competes with a variety of competition including: other commercial banks, savings and loan associations, finance companies, insurance companies, brokerage and investment banking firms and credit unions. Many of these competitors have greater resources and lending limits than the Bank and may offer certain services that the Bank does not provide. The Company’s profitability depends upon the continued ability to compete effectively in our markets with the Company’s core products.
     The Company’s business could be adversely affected by a downturn in the local geographic markets where we operate and depend.
     The Bank derives the majority of its loan and deposits from the Northeast Ohio regions. The local economic conditions in these areas have a significant impact on the generation of the Bank’s loan and deposit portfolios; the ability of borrowers to repay these loans; and the value of collateral securing these loans. Adverse changes in the economic conditions of the Northeast Ohio regions in general could result in a negative impact on the financial results of the Company’s operations and have a negative effect on our profitability.
     A significant challenge for the future of the Company is recruiting and retaining top talent.
     In the Company’s competitive market, success will be determined in large part by who can hire and retain the best talent. Finding and retaining high performance employees is a particular challenge for banks in the Company’s core market of Northeast Ohio.
     International conflicts and terrorism could adversely impact the Company’s earnings and operations.
     The potential for terrorist activity is unpredictable and could negatively impact general and economic conditions in the United States and the Banks local economy which we serve and depend. The impact of such terrorism could have a significant adverse impact to the Company’s earnings and operations in ways that cannot be anticipated and/or estimated.

Item 1A. Risk Factors (Continued)
     The Company’s stock price is volatile.
     The Company’s stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:
•	Actual or anticipated variations in earnings;

•	Changes in analysts recommendations or projections;

•	Operating and stock performance of other companies deemed to be peers;

•	News reports of trends, concerns and other issues related to the financial services industry;

•	Low volume of stock trades.
     The Bank's stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Bank's performance. General market price declines or market volatility in the future could adversely affect the price of the Bank's stock, and the current market price may not be indicative of future market prices.
     Further information relating to Item 1A. Risk Factors is set forth in the Corporations Annual Report to Shareholders Management’s Discussion Analysis. Including but not limited to Page 34, Note regarding Forward-Looking Statements; pages 42-43, Loan Loss Experience; pages 58-59, Market Risk; pages 59-60, Critical Accounting Policies and page 60, Impact of Inflation, and incorporated herein by reference.
Item 1B.   Unresolved Staff Comments — N/A
Item 2.   Properties
CORTLAND BANCORP’S PROPERTY
     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2005 Annual Report to Shareholders, page 4, Brief Description of the Business — CORTLAND BANCORP — and is incorporated herein by reference.
CORTLAND BANKS’ PROPERTY
     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2005 Annual Report to Shareholders, page 4, Brief Description of the Business, THE CORTLAND SAVINGS AND BANKING COMPANY — and is incorporated herein by reference.
     Information relating to Item 2 — Properties — Location of Offices is set forth in the Corporation’s 2005 Annual Report to Shareholders, page 64, Cortland Banks Offices and Locations and is incorporated herein by reference.
Item 3.   Legal Proceedings
     Information relating to Item 3 — Legal Proceedings — is set forth in the Corporation’s 2005 Annual Report to Shareholders, page 30, Note 16, Litigation, and is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
Item 4A.   Identification of Executive Officers of the Registrant
     The names, ages and positions of the executive officers as of March 10, 2006 are as follows:

Name	Age	Position Held
Rodger W. Platt	70	Interim President, Chief Executive Officer and Director Emeritus

Lawrence A. Fantauzzi	58	President, Chief Executive Officer and Director

James M. Gasior	46	Senior Vice President, Secretary, Chief Financial Officer and Director

Craig M. Phythyon	44	Senior Vice President, Treasurer and Chief Investment Officer
     All of the officers listed above will hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified.
Principal Occupation and Business Experience of Executive Officers
     During the past five years the business experience of each of the executive officers has been as follows:
     Rodger W. Platt, Director Emeritus of the Cortland Savings and Banking Company (the “Bank”), the Bank’s Registrant’s bank subsidiary, was designated to serve as Interim President and Chief Executive Officer effective February 28, 2006. Prior to retiring on November 1, 2005, Mr. Platt had been the President and Chief Executive Officer of the Registrant and the bank subsidiary. Mr. Platt had been employed by The Cortland Savings and Banking Company for 42 years, over 29 as President and Chief Executive Officer.
     Mr. Fantauzzi succeeded Mr. Platt as President and Chief Executive Officer of The Cortland Savings and Banking Company beginning October 3, 2005. Mr. Fantauzzi also succeeded Mr. Platt as President of Cortland Bancorp beginning November 1, 2005. Effective February 28, 2006, Mr. Fantauzzi took a temporary leave of absence due to health reasons. Previously, Mr. Fantauzzi has served as Senior Vice President of the Bank since 1996. He served as Controller and Chief Financial Officer, as well as Secretary-Treasurer of both Cortland Bancorp and The Cortland Savings and Banking Company (the “Bank”). Mr. Fantauzzi has also been Vice President and Director of New Resources Leasing Corporation, a subsidiary of the Bancorp, since 1995. Mr. Fantauzzi is 58 years old and has been a member of the Board of Directors since February 9, 1999.
     Mr. Gasior is Senior Vice President, Chief Financial Officer and Secretary of the Board of Cortland Bancorp. He is also Senior Vice President, Chief Financial Officer and Secretary of the Bank. Mr. Gasior is a Certified Public Accountant, a member of the American Institute of CPA’s and the Ohio Society of CPA’s, is 46 years of age and has been a member of the Board of Directors since November of 2005. Previously, Mr. Gasior has been Senior Vice President of Lending and Administration of Cortland Bancorp and its subsidiary bank since April 1999.
     Mr. Phythyon is Senior Vice President, Chief Investment Officer and Treasurer of the Board of Cortland Bancorp. He is also Senior Vice President, Chief Investment Officer and Treasurer of the Bank. Previously, Mr. Phythyon served as Vice President — Assistant Controller of the Bank beginning in 2002 and Assistant Vice President — Assistant Controller beginning in 1997. Mr. Phythyon is 44 years old.

PART II
      Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s 2005 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2005 Annual Report to Shareholders

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

a) Market Information	30 & 61
b) Holders	61
c) Dividends	30, 35 & 61
Issuer Purchases of Equity Securities in The Fourth Quarter of 2005	NONE

Item 6.	Selected Financial Data	31

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-60

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	53-54, 58-59

Item 8.	Financial Statements and Supplementary Data	1-33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures None

Item 9A.	Controls and Procedures
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
     Annual Report on Internal Control Over Financial Reporting. The Report on Management’s Assessment of Internal Control Over Financial Reporting is included on page 5 of the Annual Report to Shareholders and is incorporated herein by reference.
     Attestation Report of the Registered Public Accounting Firm. The Attestation Report of the Company’s independent registered public accounting firm is included on page 6 of the Annual Report to Shareholders and is incorporated herein by reference.
     Changes in Internal Control Over Financial Reporting. Our Interim Chief Executive Officer and Chief Financial Officer have concluded that there have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.
Item 9B. Other Information
     Not applicable

II-1

PART III
Item l0. Directors and Executive Officers of the Registrant
     Information relating to directors of the Corporation will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 2006. Such information is incorporated herein by reference.

Pages in Definitive
Proxy Statement
Directors, Promoters and Control Persons	4 — 6
Audit Committee Financial Expert	7
Identification of Audit Committee	7
Compliance with Section 16(a) of the Securities Exchange Act	4
Code of Ethics	9
     Information relating to executive officers of the Corporation is set forth in Part I. Item 4A.
Item ll. Executive Compensation
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 2006. Such information is incorporated herein by reference. Pages 7-17 & 19.

Item l2.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

Security ownership of certain beneficial owners — N/A

Security ownership of management — Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 2006. Such information is incorporated herein by reference. Page 3.

Changes in Control — N/A

Securities authorized for issuance under equity compensation plans — N/A

Item l3.	Certain Relationships and Related Transactions
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 2006. Such information is incorporated herein by reference. Pages 4, 6, 9 & 17.

Item l4.	Principal Accounting Fees and Services
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held April 11, 2006. Such information is incorporated herein by reference. Page 18.

III-1

PART IV

Item l5.	Exhibits, Financial Statement Schedules

(a) l. Financial Statements

Included in Part II of this report:

Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s 2005 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

Pages in 2005
Annual Report
To Shareholders
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	6
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	7
Consolidated Balance Sheets as of December 31, 2005 and 2004	8
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	9
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	10
Notes to Consolidated Financial Statements	11 — 30

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

Exhibit 11 — Statement regarding computation of earnings per share - is set forth in the Corporation’s 2005 Annual Report to Shareholders page 14, Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Per Share Amounts — and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 14, 2006	By	/s/Rodger W. Platt

Date		Interim President and Chief
Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Rodger W. Platt	Interim President and Director Emeritus (Principal Executive Officer)	March 14, 2006

Rodger W. Platt		Date

/s/Jerry A. Carleton	Director	March 14, 2006

Jerry A. Carleton		Date

/s/David C. Cole	Director	March 14, 2006

David C. Cole		Date

/s/George E. Gessner	Director	March 14, 2006

George E. Gessner		Date

/s/James E. Hoffman, III	Director	March 14, 2006

James E. Hoffman, III		Date

/s/Neil J. Kaback	Director	March 14, 2006

Neil J. Kaback		Date

/s/K. Ray Mahan	Director	March 14, 2006

K. Ray Mahan		Date

/s/Richard B. Thompson	Director	March 14, 2006

Richard B. Thompson		Date

/s/Timothy K. Woofter	Director	March 14, 2006

Timothy K. Woofter		Date

/s/James M. Gasior	Senior Vice President, Secretary and Director (Chief Financial Officer)	March 14, 2006

James M. Gasior		Date

INDEX TO EXHIBITS
     The following exhibits are filed or incorporated by reference as part of this report:
Item 15(b). Exhibits

Exhibit 3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio. (Exhibit A)

Exhibit 3.2	Code of Regulations, as amended (filed herewith) (Exhibit B)

Exhibit 4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in 3.1 and 3.2.

* Exhibit 10.1	Group Term Carve Out Plan dated February 23,2001 and form of endorsement entered into in 2001 by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment

* Exhibit 10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.

* Exhibit 10.3	Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of July 26, 2005

* Exhibit 10.4	Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004

* Exhibit 10.5	Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004

* Exhibit 10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003

* Exhibit 10.7	Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004

* Exhibit 10.8	Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of March 1, 2004

* Exhibit 10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001

* Exhibit 10.10	Amended and Restated Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of May 1, 2004

* Exhibit 10.11	Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004

INDEX TO EXHIBITS (Continued)

* Exhibit 10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004 with Director Neil J. Kaback, and as of October 1, 2001 with Director Richard B. Thompson; and Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of July 26, 2005 with Director Jerry A. Carleton

* Exhibit 10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002 and September 29, 2005

* Exhibit 10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005

* Exhibit 10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005

* Exhibit 10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002

* Exhibit 10.17	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003

* Exhibit 10.18	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003

* Exhibit 10.19	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003

* Exhibit 10.20	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002

* Exhibit 10.21	Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003

* Exhibit 10.22	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003

* Exhibit 10.23	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003

* Exhibit 10.24	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003

INDEX TO EXHIBITS (Continued)

* Exhibit 10.25	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003

* Exhibit 10.26	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003

* Exhibit 10.27	Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002

* Exhibit 10.28	Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003

* Exhibit 10.29	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003

* Exhibit 10.30	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003

* Exhibit 10.31	Severance Agreement Due to Change in Control of Cortland Bancorp entered by Cortland Bancorp and The Cortland Savings and Banking Company in January 2001 with each of Timothy Carney, Lawrence A. Fantauzzi, James M. Gasior, and Stephen A. Telego, Sr.

* Exhibit 10.32	Severance Agreement Due to Change in Control of Cortland Bancorp entered by Cortland Bancorp and The Cortland Savings and Banking Company in January 2001 with each of Marlene Lenio, Barbara Sandrock, and Danny L. White

Exhibit 13	Annual Report to security holders (filed herewith)

Exhibit 21	Subsidiaries of the Registrant (filed herewith)

Exhibit 23	Consents of experts and counsel — Consent of independent registered public Accounting firm. (filed herewith)

Exhibit 31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) (filed herewith)

Exhibit 32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
*	Management contract or compensatory plan or arrangement (filed herewith)
     Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to James Gasior, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.