Form 10-Q
period 2006-03-31
CORTLAND BANCORP INC
filed 2006-05-10
CIK 774569

United States Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	at May 5, 2006 4,384,144 Shares

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets — March 31, 2006 (unaudited) and December 31, 2005 (audited)	2

	Unaudited Consolidated Statements of Income — Three months ended March 31, 2006 and 2005	3

	Unaudited Consolidated Statement of Shareholders’ Equity — Three months ended March 31, 2006 and 2005	4

	Unaudited Consolidated Statements of Cash Flows — Three months ended March 31, 2006 and 2005	5

	Unaudited Notes to Consolidated Financial Statements March 31, 2006	6 — 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Consolidated Average Balance Sheets, Yields And Rates — Year to Date March 31, 2006, December 31, 2005 and March 31, 2005	16

	Selected Financial Data	17

	Financial Review	18 — 27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28 — 29

Item 4.	Controls and Procedures	30

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31 — 34

Signatures		35

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)	(Audited)
	MARCH 31,	DECEMBER 31,
	2006	2005
ASSETS
Cash and due from banks	$9,718	$14,587
Federal funds sold	1,600	4,650

Total cash and cash equivalents	11,318	19,237

Investment securities available for sale (Note 3)	110,205	113,247
Investment securities held to maturity (approximate market value of $125,105 at March 31, 2006 and, $121,395 at December 31, 2005 (Note 3)	126,346	121,405
Total loans (Note 4)	189,731	188,202
Less allowance for loan losses (Note 4)	(2,202)	(2,168)

Net loans	187,529	186,034

Premises and equipment	4,127	4,088
Other assets	17,133	15,690

Total assets	$456,658	$459,701

LIABILITIES
Noninterest-bearing deposits	$59,465	$61,782
Interest-bearing deposits	287,423	288,593

Total deposits	346,888	350,375

Federal Home Loan Bank advances and other borrowings	58,228	58,111
Other liabilities	2,977	2,890

Total liabilities	408,093	411,376

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,504,576 shares in both 2006 and 2005 (Note 1)	22,523	22,523
Additional paid-in capital (Note 1)	20,092	20,211
Retained earnings	10,523	10,310
Accumulated other comprehensive income (loss) (Note 1)	(1,296)	(877)
Treasury shares at cost, 133,004 at March 31, 2006 and 155,945 at December 31, 2005	(3,277)	(3,842)

Total shareholders’ equity	48,565	48,325

Total liabilities and shareholders’ equity	$456,658	$459,701

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE
	MONTHS ENDED
	MARCH 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$3,306	$3,106
Interest and dividends on investment securities:
Taxable interest income	1,403	983
Nontaxable interest income	531	542
Dividends	45	34
Interest on mortgage-backed securities	996	982
Other interest income	38	14

Total interest income	6,319	5,661

INTEREST EXPENSE
Deposits	1,934	1,419
Borrowed funds	719	586

Total interest expense	2,653	2,005

Net interest income	3,666	3,656
Provision for loan losses	66	112

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,600	3,544

OTHER INCOME
Fees for other customer services	502	539
Investment securities gains — net		302
Gain on sale of loans — net	14	9
Other non-interest income	106	140

Total other income	622	990

OTHER EXPENSES
Salaries and employee benefits	1,678	1,656
Net occupancy and equipment expense	465	457
State and local taxes	139	138
Bank exam and audit expense	125	121
Office supplies	104	97
Marketing expense	38	49
Other operating expenses	420	432

Total other expenses	2,969	2,950

INCOME BEFORE FEDERAL INCOME TAXES	1,253	1,584

Federal income taxes	78	326

NET INCOME	$1,175	$1,258

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.27	$0.29

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.27	$0.29

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.21

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
THREE MONTHS ENDED MARCH 31, 2005:
BALANCE AT JANUARY 1, 2005	$21,869	$18,531	$13,131	$1,061	($5,194)	$49,398
Comprehensive income:
Net income			1,258			1,258
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(1,130)		(1,130)

Total comprehensive income						128

Common stock transactions:
Treasury shares reissued		(31)			496	465
Treasury shares purchased					(1)	(1)
Cash dividends declared			(921)			(921)

BALANCE AT MARCH 31, 2005	$21,869	$18,500	$13,468	($69)	($4,699)	$49,069

THREE MONTHS ENDED MARCH 31, 2006:

BALANCE AT JANUARY 1, 2006	$22,523	$20,211	$10,310	($877)	($3,842)	$48,325
Comprehensive income:
Net income			1,175			1,175
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(419)		(419)

Total comprehensive income						756

Common stock transactions:
Treasury shares reissued		(119)			565	446
Cash dividends declared			(962)			(962)

BALANCE AT MARCH 31, 2006	$22,523	$20,092	$10,523	($1,296)	($3,277)	$48,565

	MARCH 31,
	2006	2005
DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	$(419)	$(931)
Less: Reclassification adjustment for net gains realized in net income, net of tax		199

Net unrealized gains (losses) on available- for-sale securities, net of tax	($419)	($1,130)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
NET CASH FLOWS FROM OPERATING ACTIVITIES	$191	$1,887

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(6,386)	(6,327)
Purchases of securities available for sale	(1,057)	(5,824)
Proceeds from sales of securities available for sale		1,478
Proceeds from call, maturity and principal payments on securities	4,768	17,808
Net increase in loans made to customers	(1,381)	(3,849)
Purchase of premises and equipment	(168)	(170)

Net cash flows from investing activities	(4,224)	3,116

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(3,487)	(4,616)
Net increase (decrease) in borrowings	117	(510)
Dividends paid	(962)	(921)
Purchases of treasury stock		(1)
Treasury shares reissued	446	465

Net cash flows from financing activities	(3,886)	(5,583)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,919)	(580)

CASH AND CASH EQUIVALENTS
Beginning of period	19,237	12,897

End of period	$11,318	$12,317

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,639	$2,088
Income taxes paid	$0	$0
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     1.) Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2005, included in our Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     2.) Reclassifications:
     Certain items contained in the 2005 financial statements have been reclassified to conform to the presentation for 2006. Such reclassifications had no effect on the net results of operations.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	March 31,
	2006	2005

Proceeds on securities sold	$—	$1,478
Gross realized gains	—	287
Gross realized losses	—	—

Proceeds on securities called	$—	$5,000
Gross realized gains	—	15
Gross realized losses	—	—
     Securities available for sale, carried at fair value, totaled $110,205 at March 31, 2006 and $113,247 at December 31, 2005 representing 46.6% and 48.3%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
     Investment securities with a carrying value of approximately $63,059 at March 31, 2006 and $64,082 at December 31, 2005 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated market value of debt securities at March 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$1,888	$1,891
Due after one year through five years	10,068	9,901
Due after five years through ten years	3,369	2,843
Due after ten years	34,826	34,921

	50,151	49,556
Mortgage-backed securities	58,579	57,211

	$108,730	$106,767

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$515	$528
Due after one year through five years	3,218	3,117
Due after five years through ten years	35,967	35,420
Due after ten years	62,185	62,056

	101,885	101,121
Mortgage-backed securities	24,461	23,984

	$126,346	$125,105

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2006, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$13,984	$15	$265	$13,734
Obligations of states and political subdivisions	10,860	374	11	11,223
Mortgage-backed and related securities	58,579	219	1,587	57,211
Corporate securities	25,307	13	721	24,599

Total debt securities	108,730	621	2,584	106,767
Other securities	3,438			3,438

Total available for sale	$112,168	$621	$2,584	$110,205

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$147	$	$2	$145
U.S. Government agencies and corporations	68,913		1,730	67,183
Obligations of states and political subdivisions	32,825	1,001	33	33,793
Mortgage-backed and related securities	24,461		477	23,984

Total held to maturity	$126,346	$1,001	$2,242	$125,105

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2005:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$14,010	$34	$196	$13,848
Obligations of states and political subdivisions	11,372	506	6	11,872
Mortgage-backed and related securities	61,494	314	1,174	60,634
Corporate securities	24,307	50	857	23,500

Total debt securities	111,183	904	2,233	109,854
Other securities	3,393			3,393

Total available for sale	$114,576	$904	$2,233	$113,247

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$148	$2	$	$150
U.S. Government agencies and corporations	66,057	5	943	65,119
Obligations of states and political subdivisions	32,842	1,307	23	34,126
Mortgage-backed and related securities	22,358	14	372	22,000

Total held to maturity	$121,405	$1,328	$1,338	$121,395

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

	CONTRACT OR
	NOTIONAL AMOUNT
	March 31,	December 31,
	2006	2005
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$6,628	$2,101
Variable	36,104	39,180
Standby letters of credit	740	1,195
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
     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at March 31, 2006 totaled $6,068 and $6,191 at December 31, 2005. The total average daily balance of overdrafts used in 2006 was $110 and $126 in 2005, or approximately 2% of the total aggregate overdraft protection available to depositors at both March 31, 2006 and December 31, 2005.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2006	2005
1-4 family residential mortgages	32.5%	31.8%
Commercial mortgages	47.8%	48.3%
Consumer loans	3.7%	3.6%
Commercial loans	10.4%	10.5%
Home equity loans	5.6%	5.8%
     There are $315 in mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2006, and none at December 31, 2005. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Loans accounted for on a Non-accrual basis	$3,325	$3,746

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	NONE	NONE

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the three months ended March 31, 2006 and 2005.

	March 31,	March 31,
	2006	2005

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$120	$73

Interest income actually included in income on the loan	2	4
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
     A loan is returned to accrual status when either, all of the principal and interest amounts contractually due are brought current and future payments are, in management’s opinion, collectible, or when it otherwise becomes well secured and in the process of collection. When a loan is charged-off, any interest accrued but not collected on the loan is charged against earnings.
     Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 2006 the recorded investment in impaired loans was $1,532 while the related portion of the allowance for loan losses was $710. At December 31, 2005, there were $1,857 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $714.
     Loans in the amount of $8,763 as of March 31, 2006, and $5,304 as of December 31, 2005, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following is an analysis of the allowance for loan losses for the periods ended March 31, 2006 and March 31, 2005:

	THREE MONTHS
	2006	2005
Balance at beginning of period	$2,168	$2,629
Loan charge-offs:
1-4 family residential mortgages	5	6
Commercial mortgages	20	—
Consumer loans and Other loans	38	35
Commercial loans	—	5
Home equity loans	—	—

	63	46
Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—
Commercial mortgages	—	—
Consumer loans and Other loans	27	38
Commercial loans	4	1
Home equity loans	—	—

	31	39

Net charge-offs	(32)	(7)

Provision charged to operations	66	112

Balance at end of period	$2,202	$2,734

Ratio of annualized net charge-offs to average loans outstanding	0.07%	0.01%

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

	THREE MONTHS ENDED
	March 31,
	2006	2005

Net Income	$1,175	$1,258
Weighted average common shares outstanding *	4,371,069	4,313,275

Basic earnings per share *	$0.27	$0.29
Diluted earnings per share *	$0.27	$0.29
Dividends declared per share*	$0.22	$0.21

* Average shares outstanding and resultant per share amounts have been restated to give retroactive effect to the 3% stock dividend of
    January 1, 2006.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	March 31, 2006			DECEMBER 31, 2005			March 31, 2005
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$3,500	$38	4.4%	$3,619	$119	3.3%	$2,321	$14	2.5%
Investment securities (1) (2)	238,304	3,221	5.4%	221,844	11,547	5.2%	220,117	2,798	5.1%
Loans (2) (3)	188,272	3,332	7.2%	192,873	13,040	6.8%	192,907	3,132	6.5%

Total interest-earning assets	430,076	$6,591	6.2%	418,336	$24,706	5.9%	415,345	$5,944	5.7%

Cash and due from banks	9,236			9,417			8,983
Bank premises and equipment	4,116			4,316			4,435
Other assets	11,931			12,418			12,723

Total non-interest-earning assets	25,283			26,151			26,141

Total Assets	$455,359			$444,487			$441,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$46,359	$162	1.4%	$49,355	$389	0.8%	$46,744	$66	0.6%
Savings	85,260	215	1.0%	89,107	647	0.7%	90,526	126	0.6%
Time	157,423	1,557	4.0%	144,793	5,123	3.5%	146,661	1,227	3.4%

Total interest-bearing deposits	289,042	1,934	2.7%	283,255	6,159	2.2%	283,931	1,419	2.0%
Federal funds purchased	81	1	4.8%	428	15	3.5%	608	4	2.5%
Other borrowings	57,546	718	5.1%	49,504	2,491	5.0%	46,838	582	5.0%

Total interest-bearing liabilities	346,669	$2,653	3.1%	333,187	$8,665	2.6%	331,377	$2,005	2.5%

Demand deposits	56,845			58,320			56,647
Other liabilities	3,075			3,315			3,557
Shareholders’ equity	48,770			49,665			49,905

Total liabilities and Shareholders’ equity	$455,359			$444,487			$441,486

Net interest income		$3,938			$16,041			$3,939

Net interest rate spread (4)			3.1%			3.3%			3.2%

Net interest margin (5)			3.7%			3.8%			3.8%

Ratio of interest-earning assets to interest-bearing liabilities			1.24			1.26			1.25

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2005	2005	2005	2005

SUMMARY OF OPERATIONS
Total interest income	$6,319	$6,212	$5,884	$5,829	$5,661
Total interest expense	2,653	2,439	2,197	2,024	2,005

NET INTEREST INCOME (NII)	3,666	3,773	3,687	3,805	3,656
Provision for loan losses	66	135	160	138	112

NII after loss provision	3,600	3,638	3,527	3,667	3,544
Security gains (losses)	—	—	4	2	302
Gain on sale of loans	14	30	28	22	9
Total other income	622	665	732	677	679
Total other expense	2,969	2,990	3,288	2,972	2,950

Income before tax	1,253	1,340	971	1,396	1,584
Net income	$1,175	$1,093	$851	$1,132	$1,258

Core earnings (1)	$1,021	$1,075	$990	$1,116	$1,053

Net income (Rolling 4 Quarters) (2)	$4,251	$4,334	$4,546	$5,010	$4,960
Core earnings (Rolling 4 Quarters)	$4,202	$4,234	$4,206	$4,280	$4,188

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.27	$0.25	$0.20	$0.26	$0.29
Net income, both basic and diluted (Rolling 4 Quarters)	0.98	1.00	1.05	1.16	1.16
Core income, both basic and diluted	0.23	0.25	0.23	0.26	0.24
Core income, both basic and diluted (Rolling 4 Quarters)	0.97	0.98	0.97	0.99	0.98
Cash dividends declared	0.22	0.44	0.21	0.21	0.21
Cash dividends declared (Rolling 4 Quarters)	1.08	1.07	1.07	1.06	1.06
Book value	11.11	11.11	11.76	11.92	11.71

BALANCE SHEET DATA
Assets	$456,658	$459,701	$449,579	$439,287	$442,067
Investments	236,551	234,652	222,065	214,336	217,025
Net loans	187,529	186,034	190,194	191,003	192,939
Deposits	346,888	350,375	343,083	337,337	340,303
Borrowings	58,228	58,111	54,115	48,526	47,379
Shareholders equity	48,565	48,325	49,513	50,058	49,069

AVERAGE BALANCES
Assets	$455,359	$453,622	$441,614	$441,264	$441,486
Investments	238,304	232,498	217,572	217,100	220,117
Net loans	186,083	188,426	191,060	191,584	190,260
Deposits	345,887	345,722	338,714	341,260	340,578
Borrowings	57,627	55,286	49,617	47,299	47,446
Shareholders equity	48,770	49,039	50,191	49,767	49,905

ASSET QUALITY RATIOS
Underperforming assets as a percentage of:
Total assets	0.78%	0.83%	0.81%	0.93%	0.86%
Equity plus allowance for loan losses	6.98	7.58	7.04	7.69	7.31
Tier I capital	7.12	7.81	7.35	8.24	7.74

FINANCIAL RATIOS
Return on average equity	9.64%	8.92%	6.78%	9.10%	10.08%
Return on average equity (Rolling 4 Quarters)	8.60	8.72	9.08	10.05	9.97
Return on average assets	1.03	0.96	0.77	1.03	1.14
Return on average assets (Rolling 4 Quarters)	0.95	0.97	1.03	1.13	1.11
Effective tax rate (4)	17.80	18.43	12.36	18.91	20.58
Net interest margin ratio	3.70	3.79	3.83	3.93	3.79

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period , adjusted retroactively for the stock dividends.

(4)	The effective tax rate for 2006 is calculated before the $145 adjustment to the tax accrual estimate made in the first quarter of 2006.

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
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements Summary of Significant Accounting Policies” in the 2005 annual report on Form 10-K. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of these policies and related methodologies are more critical than others. There has been no material change in critical accounting estimates since those presented in the 2005 annual report on Form 10-K.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Company has identified its policy on the allowance for loan losses as being critical because it requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. In determining the appropriate amount to reserve for potential credit losses, the Company’s banking subsidiary also considers unfunded commitments, such as loan commitments, letter of credit and unused lines of credit. During the current year, the Company refined its approach to reserving for such unfunded credit commitments, incorporating into its reserve calculations the same off-balance sheet assumptions prescribed for determining risk-based capital.
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
     Cash and cash equivalents decreased from March 31, 2005 and from levels at year-end. The average balance, however, remained much more consistent with an average balance of $12,736 at March 31, 2006, $13,036 at December 31, 2005 and $11,304 at March 31, 2005. Operating activities provided cash of $191 and $1,887 during the three months ended March 31, 2006 and 2005, respectively. Key differences stem mainly from: 1) a decrease in net income of $83 compared to March 31, 2005; 2) loans held for sale increased by $315 at March 31, 2006 as compared to an increase of $80 at March 31, 2005. 3) gains on the sale of investments was $302 at March 31, 2005 where there was no investment gains from sales at March 31, 2006; 4) amortization on securities was $141 in 2006 compared to $270 in 2005; 5) provision for loan loss was $66 at March 31, 2006 compared to $112 at March 31, 2005; 6) a liability for Securities to Settle totaled $2,427 at March 31, 2005, an increase of $1,157 while there was no liability at March 31, 2006 or December 31, 2005. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2006 and 2005, and the following table which details the cash flows from operating activities.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net Income	$1,175	$1,258
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	270	421
Provision for loan loss	66	112
Investment securities gains		(302)
Impact of loans held for sale	(315)	(80)
Changes in:
Securities to settle and securities sold to settle		1,157
Other assets and liabilities	(1,005)	(679)

Net cash flows from operating activities	$191	$1,887

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 1.7% for the three months ended March 31, 2006 and 2.7% for the three months ended March 31, 2005. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 2.0%. Capital ratios remained well in excess of regulatory minimums.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
Tier 1 Capital	$49,699	$49,031
Tier 2 Capital	2,215	2,189

TOTAL QUALIFYING CAPITAL	$51,914	$51,220

Risk Adjusted
Total Assets (*)	$241,711	$242,106

Tier 1 Risk-Based Capital Ratio	20.56%	20.25%

Total Risk-Based Capital Ratio	21.48%	21.16%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.90%	11.05%

(*)	Includes off-balance sheet exposures.
     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $456,109 for the three months ended March 31, 2006 and $443,677 for the year ended December 31, 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of March 31, 2006 and December 31, 2005. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	March 31,	Dec 31,	Well	Adequately
	2006	2005	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	21.48%	21.16%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	20.56%	20.25%	6.00%	4.00%

Tier 1 capital to average assets	10.90%	11.05%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
First Three Months of 2006 as Compared to First Three Months of 2005
     During the first three months of 2006, net interest income after provision for loan losses increased by $56 compared to the first three months of 2005. Total interest income increased by $658 or 11.6%, from the level recorded in 2005. This was accompanied by an increase in interest expense of $648 or 32.3%, and a decrease in the provision for loan losses of $ 46. On a fully taxable equivalent basis, net interest income after provision for loan losses increased by $45.
     The increase in net interest income after provision was the product of a 3.5% year-over-year increase in average earning assets and a decrease in the provision for loan loss of $46. The Company’s tax equivalent net interest margin for the first three months of 2006 measured 3.7% and 3.8% in the same period of 2005.
     The average rate paid on interest sensitive liabilities increased by 65 basis points year-over-year. The average balance of interest sensitive liabilities increased by $15,292 or 4.6%. Compared to the first three months of last year, the average borrowings increased by $10,181, while the average rate paid on borrowings increased by 4 basis points.
     Average interest-bearing demand deposits and balances on money market accounts decreased by $385, while savings deposits decreased by $5,266. The average rate paid on these products increased by 60 basis points in the aggregate. The average balance on time deposit products increased by $10,762, while the average rate paid increased by 61 basis points.
     Interest and dividend income on securities registered an increase of $434, or 17.1%, during the first three months of 2006 when compared to 2005, while on a fully tax equivalent basis income on investment securities increased by $423 or 15.1%. The average invested balances increased by $18,187 from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 32 basis point increase in the tax equivalent yield of the portfolio.
     Interest and fees on loans increased by $200, or 6.4%, for the first three months of 2006 compared to 2005, while on a fully tax equivalent basis income on loans also increased by $200 or 6.4%. A $4,635 decrease in the average balance of the loan portfolio, or 2.4%, was accompanied by a 69 basis point increase in the portfolio’s tax equivalent yield.
     Other interest income increased by $24 from the same period a year ago. The average balance of Federal Funds sold and other money market funds increased by $1,179 or 50.8%. The yield on federal funds and other money market funds, increased by 185 basis points compared to the same period of 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The composite tax equivalent yield on earning assets increased by 46 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 5.4%, a 32 basis point increase from the same quarter a year ago, while the loan portfolio yielded 7.2%, up 69 basis points from last year’s rate. Meanwhile, the rate paid on interest-bearing liabilities increased 65 basis points compared to a year ago. The average rate on federal funds sold and other money market funds was 4.4%, up 185 basis points from last year’s rates. The net effect of these changes was that the tax equivalent net interest margin decreased by 9 basis points from 3.8% to 3.7%.
     Other income from all sources decreased by $368 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $5 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $302 from year ago levels. Fees for other customer services decreased by $37 due mainly to a $50 decrease in service charge income on deposits. Other sources of non-recurring non-interest income decreased by $34 from the same period a year ago. This income category is subject to fluctuation due to non-recurring items, but the difference is due mainly to a $ 20 increase in the change in allowance for credit losses from March 31, 2005.
     Loans net of the allowance for losses decreased by $5,410 during the 12-month period from March 31, 2005 to March 31, 2006, and increased by $1,495 from year-end. Gross loans as a percentage of earning assets stood at 44.3% as of March 31, 2006 and 47.1% at March 31, 2005. The loan to deposit ratio at the end of the first three months of 2006 was 54.7% and 57.5% for the same period a year ago. The investment portfolio represented 68.2% of each deposit dollar, up from 63.8% a year ago.
     Loan charge-offs during the first three months were $ 63 in 2006 compared to $46 in 2005, while the recovery of previously charged-off loans amounted to $31 in 2006 compared to $39 in 2005. A provision for loan loss of $66 was charged to operations in 2006 and $112 in 2005. Non-accrual loans at March 31, 2006 represented 1.8% of the loan portfolio and 2.0% at December 31, 2005. At March 31, 2006, the loan loss allowance of $2,202 represented approximately 1.2% of outstanding loans.
     Total other expenses in the first three months were $2,969 in 2006 compared to $2,950 in 2005, an increase of $19, or 0.6%. Full time equivalent employment averaged 158 during the first three months of 2006 and 160 at March 31, 2005. Salaries and benefits increased by $22 or 1.3%, compared to the similar period a year ago. This increase is a combination of regular staff salary and benefit increases.
     For the first three months of 2006, state and local taxes increased by $1. Occupancy and equipment expense increased by $8 or 1.8%. Office supplies increased by $7. Marketing expense decreased by $11. Much of this decrease is due to the timing of marketing expenditures. Bank exam and audit expense increased by $4. All other expense categories decreased by 2.8%, or $12 as a group. This expense category is subject to fluctuation due to non-recurring items.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Income before income tax expense amounted to $1,253 for the first three months of 2006 compared to $1,584 for the similar period of 2005. The effective tax rate for the first three months was 6.2% in 2006 compared to 20.6% in 2005, resulting in income tax expense of $78 and $326, respectively. The decrease in the effective tax rate reflects a one time adjustment to tax expense of $145 due to a change in tax accrual estimate. The effective tax rate before the $145 adjustment was 17.8%. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	March 31,
	2006	2005
Provision at statutory rate	$426	$539
Add (Deduct):
Tax effect of non-taxable income	(230)	(232)
Tax effect of non-deductible expense	27	19
Tax effect of change in estimate	(145)

Federal income taxes	$78	$326

Net income for the first three months registered $1,175 in 2006 compared to $1,258 in 2005, representing per share amounts of $0.27 in 2006 and $0.29 in 2005. Dividends declared per share were $0.22 in 2006 and $0.21 in 2005.
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) decreased by $32, or 3.0% in the first three months of 2006 compared to 2005. Core earnings for the three months of 2006 were $1,021 compared to last year’s $1,053. Core earnings per share were $0.23 in 2006 and $0.24 in 2005. The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Three Months Ended
	March 31
	2006	2005
GAAP Earnings	$1,175	$1,258
Investment security gains		(302)
Gain on sale of loans	(14)	(9)
Other non-recurring items*	(145)
Tax effect of adjustments	5	106

Core Earnings	$1,021	$1,053

Core earnings per share	$0.23	$0.24

*	Includes a one-time change in tax accrual estimate made in the first quarter of 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Dollars in thousands)
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
New Accounting Standards
     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP provides guidance on when an investment in a debt or equity security should be considered impaired, when that impairment should be considered other-than-temporary, and measurement of the impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of the investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The guidance also clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. This FSP nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The Company applied the guidance in this FSP in 2005.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 did not have a material impact on its earnings, cash flows and/or financial position.
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
     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2006, and December 31, 2005. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2006 and December 31, 2005 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands)
     Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 200 basis points. At March 31, 2006, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 23 basis points from the positive 31 basis points that existed at December 31, 2005. The change denotes a “flattening” of the yield curve. The yield curve, however, remains positively sloping, as interest rates increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury curve.
     The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,382 for the twelve month period ending March 31, 2007.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending
	Net Interest Income		$ Change in NII		% Change in NII
Changes in	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Interest Rates	2007	2006	2007	2006	2007	2006

Graduated increase of + 300 basis points	$15,636	$15,385	$254	$8	1.7%	0.1%
Short term rates unchanged	15,382	15,377
Graduated decrease of -300 basis points	15,015	14,643	(367)	(734)	(2.4)%	(4.8)%
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
     It is Management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, swaps, or other similar instruments.

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
Item 1A Risk Factors
     There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 16, 2006
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable
Item 6. Exhibits

	Exhibit 2	Not applicable

	Exhibit 3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio. (1)

	Exhibit 3.2	Code of Regulations, as amended (1)

	Exhibit 4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in 3.1 and 3.2. (1)

*	Exhibit 10.1	Group Term Carve Out Plan dated February 23,2001 and form of endorsement entered into in 2001 by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment (1)

*	Exhibit 10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr. (1)

*	Exhibit 10.3	Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of July 26, 2005 (1)

*	Exhibit 10.4	Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004 (1)

*	Exhibit 10.5	Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004 (1)

*	Exhibit 10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003 (1)

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (Continued)

* Exhibit 10.7	Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004 (1)

* Exhibit 10.8	Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of March 1, 2004 (1)

* Exhibit 10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001 (1)

* Exhibit 10.10	Amended and Restated Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of May 1, 2004 (1)

* Exhibit 10.11	Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004 (1)

* Exhibit 10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004 with Director Neil J. Kaback, and as of October 1, 2001 with Director Richard B. Thompson; and Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of July 26, 2005 with Director Jerry A. Carleton (1)

* Exhibit 10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002 and September 29, 2005 (1)

* Exhibit 10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005 (1)

* Exhibit 10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005 (1)

* Exhibit 10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002 (1)

* Exhibit 10.17	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003 (1)

* Exhibit 10.18	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003 (1)

* Exhibit 10.19	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003 (1)

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (Continued)

* Exhibit 10.20	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002 (1)

* Exhibit 10.21	Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003 (1)

* Exhibit 10.22	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003 (1)

* Exhibit 10.23	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003 (1)

* Exhibit 10.24	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003 (1)

* Exhibit 10.25	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003 (1)

* Exhibit 10.26	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003 (1)

* Exhibit 10.27	Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002 (1)

* Exhibit 10.28	Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003 (1)

* Exhibit 10.29	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003 (1)

* Exhibit 10.30	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003 (1)

* Exhibit 10.31	Severance Agreement Due to Change in Control of Cortland Bancorp entered by Cortland Bancorp and The Cortland Savings and Banking Company in January 2001 with each of Timothy Carney, Lawrence A. Fantauzzi, James M. Gasior, and Stephen A. Telego, Sr. (1)

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (Continued)

*	Exhibit 10.32	Severance Agreement Due to Change in Control of Cortland Bancorp entered by Cortland Bancorp and The Cortland Savings and Banking Company in January 2001 with each of Marlene Lenio, Barbara Sandrock, and Danny L. White (1)

	Exhibit 11	See Note (6) of the Financial Statements

	Exhibit 15	Not applicable

	Exhibit 18	Not applicable

	Exhibit 19	Not applicable

	Exhibit 22	Not applicable

	Exhibit 23	Not applicable

	Exhibit 24	Not applicable

	Exhibit 31.1	CEO certification (Filed herewith)

	Exhibit 31.2	CFO certification (Filed herewith)

	Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer required under Section 906 of Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management contract or compensatory plan or arrangement

(1)	Filed previously as an Exhibit to form 10-K filed on March 16, 2006

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)

DATED: May 9, 2006	/s/ Rodger W. Platt Rodger W. Platt
Interim President
(Interim Chief Executive Officer)

DATED: May 9, 2006	/s/ James M. Gasior James M. Gasior
Secretary
(Chief Financial Officer)