Form 10-Q
period 2006-06-30
CORTLAND BANCORP INC
filed 2006-08-09
CIK 774569

United States Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from                     to
Commission file number: 0-13814
Cortland Bancorp
(Exact name of registrant as specified in its charter)

Ohio	34-1451118

State or other jurisdiction of Incorporation or organization	(I.R.S.Employer Identification No.)

194 West Main Street, Cortland, Ohio	44410

(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING

Common Stock, No Par Value	at August 4, 2006 4,396,834 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)	(Audited)
	JUNE 30,	DECEMBER 31,
	2006	2005
ASSETS
Cash and due from banks	$9,906	$14,587
Federal funds sold	400	4,650

Total cash and cash equivalents	10,306	19,237

Investment securities available for sale (Note 3)	106,967	113,247
Investment securities held to maturity (approximate market value of $124,052 at June 30, 2006 and $121,395 at December 31, 2005 (Note 3)	126,398	121,405
Total loans (Note 4)	198,036	188,202
Less allowance for loan losses (Note 4)	(2,180)	(2,168)

Net loans	195,856	186,034

Premises and equipment	4,136	4,088
Other assets	16,889	15,690

Total assets	$460,552	$459,701

LIABILITIES
Noninterest-bearing deposits	$59,098	$61,782
Interest-bearing deposits	284,382	288,593

Total deposits	343,480	350,375

Federal Home Loan Bank advances and other borrowings	65,458	58,111
Other liabilities	2,955	2,890

Total liabilities	411,893	411,376

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares: issued 4,504,576 shares in both 2006 and 2005 (Note 1)	22,523	22,523
Additional paid-in capital (Note 1)	20,014	20,211
Retained earnings	10,634	10,310
Accumulated other comprehensive income (loss) (Note 1)	(1,545)	(877)
Treasury shares at cost, 120,437 at June 30, 2006 and 155,945 at December 31 , 2005	(2,967)	(3,842)

Total shareholders’ equity	48,659	48,325

Total liabilities and shareholders’ equity	$460,552	$459,701

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$3,452	$3,235	$6,758	$6,341
Interest and dividends on investment securities:
Taxable interest income	1,464	1,019	2,867	2,002
Nontaxable interest income	518	544	1,049	1,086
Dividends	53	43	98	77
Interest on mortgage-backed securities	990	960	1,986	1,942
Other interest income	16	28	54	42

Total interest income	6,493	5,829	12,812	11,490

INTEREST EXPENSE
Deposits	2,027	1,428	3,961	2,847
Borrowed funds	756	596	1,475	1,182

Total interest expense	2,783	2,024	5,436	4,029

Net interest income	3,710	3,805	7,376	7,461
Provision for loan losses	64	138	130	250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,646	3,667	7,246	7,211

OTHER INCOME
Fees for other customer services	566	573	1,068	1,112
Investment securities gains — net	18	2	18	304
Gain on sale of loans — net	42	22	56	31
Loss on sale of Oreo — net	(28)		(28)
Other non-interest income	134	104	240	244

Total other income	732	701	1,354	1,691

OTHER EXPENSES
Salaries and employee benefits	1,691	1,698	3,369	3,354
Net occupancy and equiptment expense	441	483	906	940
State and local taxes	139	138	278	276
Bank exam and audit expense	125	51	250	172
Office supplies	70	110	174	207
Marketing expense	53	64	91	113
Other operating expenses	530	428	950	860

Total other expenses	3,049	2,972	6,018	5,922

INCOME BEFORE FEDERAL INCOME TAXES	1,329	1,396	2,582	2,980

Federal income taxes	253	264	331	590

NET INCOME	$1,076	$1,132	$2,251	$2,390

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$0.26	$0.51	$0.55

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$0.26	$0.51	$0.55

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.22	$0.44	$0.43

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

SIX MONTHS ENDED JUNE 30, 2005:
BALANCE AT JANUARY 1, 2005	$21,869	$18,531	$13,131	$1,061	$(5,194)	$49,398
Comprehensive income:
Net income			2,390			2,390
Other comprehensive income,
net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(593)		(593)

Total comprehensive income						1,797

Common stock transactions:
Treasury shares reissued		(65)			774	709
Treasury shares purchased					(1)	(1)
Cash dividends declared			(1,845)			(1,845)

BALANCE AT JUNE 30, 2005	$21,869	$18,466	$13,676	$468	$(4,421)	$50,058

SIX MONTHS ENDED JUNE 30, 2006:

BALANCE AT JANUARY 1, 2006	$22,523	$20,211	$10,310	$(877)	$(3,842)	$48,325
Comprehensive income:
Net income			2,251			2,251
Other comprehensive income,
net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(668)		(668)

Total comprehensive income						1,583

Common stock transactions:
Treasury shares reissued		(197)			875	678
Cash dividends declared			(1,927)			(1,927)

BALANCE AT JUNE 30, 2006	$22,523	$20,014	$10,634	$(1,545)	$(2,967)	$48,659

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

	JUNE 30,
	2006	2005
Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	$(656)	$(393)
Less: Reclassification adjustment for net gains realized in net income, net of tax	12	200

Net unrealized gains (losses) on available- for-sale securities, net of tax	($668)	($593)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2006	2005
NET CASH FLOWS FROM OPERATING ACTIVITIES	$1,919	$1,833

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(8,385)	(17,462)
Purchases of securities available for sale	(3,285)	(7,366)
Proceeds from sales of securities available for sale	1,006	1,479
Proceeds from call, maturity and principal payments on securities	10,694	33,766
Net increase in loans made to customers	(9,925)	(2,039)
Proceeds from disposition of other real estate	135
Purchase of premises and equipment	(293)	(260)

Net cash flows from investing activities	(10,053)	8,118

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(6,895)	(7,582)
Net increase in borrowings	7,347	637
Dividends paid	(1,927)	(1,845)
Purchases of treasury stock		(1)
Treasury shares reissued	678	709

Net cash flows from financing activities	(797)	(8,082)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,931)	1,869

CASH AND CASH EQUIVALENTS
Beginning of period	19,237	12,897

End of period	$10,306	$14,766

SUPPLEMENTAL DISCLOSURES
Interest paid	$5,384	$4,136
Income taxes paid	$650	$750
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     1.) Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2005, included in our Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS		SIX MONTHS
	June 30,		June 30,
	2006	2005	2006	2005
Proceeds on securities sold	$1,006	$—	$1,006	$1,478
Gross realized gains	6	—	6	287
Gross realized losses	—	—	—	—

Proceeds on securities called	$480	$3,050	$480	$8,050
Gross realized gains	12	2	12	17
Gross realized losses	—	—	—	—
     Securities available for sale, carried at fair value, totaled $106,967 at June 30, 2006 and $113,247 at December 31, 2005 representing 45.8% and 48.3%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
     Investment securities with a carrying value of approximately $61,808 at June 30, 2006 and $64,082 at December 31, 2005 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated market value of debt securities at June 30, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$2,096	$2,103
Due after one year through five years	9,484	9,247
Due after five years through ten years	3,717	3,275
Due after ten years	33,951	34,142

	49,248	48,767
Mortgage-backed securities	56,576	54,716

	$105,824	$103,483

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$452	$455
Due after one year through five years	3,217	3,114
Due after five years through ten years	35,883	35,029
Due after ten years	63,802	63,142

	103,354	101,740
Mortgage-backed securities	23,044	22,312

	$126,398	$124,052

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2006, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$13,963	$3	$314	$13,652
Obligations of states and political subdivisions	9,974	291	16	10,249
Mortgage-backed and related securities	56,576	141	2,001	54,716
Corporate securities	25,311	37	482	24,866

Total debt securities	105,824	472	2,813	103,483
Other securities	3,484			3,484

Total available for sale	$109,308	$472	$2,813	$106,967

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$146	$	$4	$142
U.S. Government agencies and corporations	70,867		2,397	68,470
Obligations of states and political subdivisions	32,341	835	48	33,128
Mortgage-backed and related securities	23,044		732	22,312

Total held to Maturity	$126,398	$835	$3,181	$124,052

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

	CONTRACT OR
	NOTIONAL AMOUNT
	June 30,	December 31,
	2006	2005
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$8,456	$2,101
Variable	36,286	39,180
Standby letters of credit	840	1,195
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
     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at June 30, 2006 totaled $10,001 and $6,191 at December 31, 2005. The total average daily balance of overdrafts used in 2006 was $132 and $126 in 2005, or approximately 1.3% of the total aggregate overdraft protection available to depositors at June 30, 2006 and 2.0% at December 31, 2005.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2006	2005
1-4 family residential mortgages	31.6%	31.8%
Commercial mortgages	50.0%	48.3%
Consumer loans	3.8%	3.6%
Commercial loans	9.0%	10.5%
Home equity loans	5.6%	5.8%
     There are $171 in mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2006, and none at December 31, 2005. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Loans accounted for on a Non-accrual basis	$3,977	$3,746

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	NONE	NONE

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the six months ended June 30, 2006 and 2005.

	June 30,	June 30,
	2006	2005
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms	$228	$155
Interest income actually included in income on the loan	13	11
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
     Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 – 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 2006 the recorded investment in impaired loans was $1,532 while the related portion of the allowance for loan losses was $672. At December 31, 2005, there were $1,857 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $714.
     Loans in the amount of $9,106 as of June 30, 2006, and $5,304 as of December 31, 2005, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following is an analysis of the allowance for loan losses for the periods ended June 30, 2006 and June 30, 2005:

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
Balance at beginning of period	$2,202	$2,734	$2,168	$2,629
Loan charge-offs:
1-4 family residential mortgages	—	—	5	6
Commercial mortgages	—	6	20	6
Consumer loans and other loans	61	36	99	71
Commercial loans	37	3	37	8
Home equity loans	—	—	—	—

	98	45	161	91
Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—	—	—
Commercial mortgages	—	—	—	—
Consumer loans and other loans	12	24	39	62
Commercial loans	—	11	4	12
Home equity loans	—	—	—	—

	12	35	43	74

Net charge-offs	(86)	(10)	(118)	(17)

Provision charged to operations	64	138	130	250

Balance at end of period	$2,180	$2,862	$2,180	$2,862

Ratio of annualized net charge-offs to average loans outstanding	0.18%	0.01%	0.12%	0.02%

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2006	2005	2006	2005
Net Income	$1,076	$1,132	$2,251	$2,390
Weighted average common shares outstanding*	4,384,005	4,325,156	4,377,573	4,319,248

Basic earnings per share*	$0.24	$0.26	$0.51	$0.55
Diluted earnings per share*	$0.24	$0.26	$0.51	$0.55
Dividends declared per share*	$0.22	$0.22	$0.44	$0.43

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2006.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equvalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	June 30, 2006			DECEMBER 31, 2005			June 30,2005
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other money market funds	$2,427	$54	4.5%	$3,619	$119	3.3%	$3,116	$42	2.8%
Investment securities (1) (2)	237,893	6,487	5.5%	221,844	11,547	5.2%	218,600	5,623	5.1%
Loans (2) (3)	190,685	6,807	7.2%	192,873	13,040	6.8%	193,633	6,391	6.6%

Total interest-earning assets	431,005	$13,348	6.2%	418,336	$24,706	5.9%	415,349	$12,056	5.8%

Cash and due from banks	8,975			9,417			9,224
Bank premises and equiptment	4,130			4,316			4,412
Other assets	12,105			12,418			12,389

Total non-interest-earning assets	25,210			26,151			26,025

Total Assets	$456,215			$444,487			$441,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$47,198	$345	1.5%	$49,355	$389	0.8%	$48,764	$145	0.6%
Savings	84,693	431	1.0%	89,107	647	0.7%	90,549	266	0.6%
Time	156,921	3,185	4.1%	144,793	5,123	3.5%	144,000	2,436	3.4%

Total interest-bearing deposits	288,812	3,961	2.8%	283,255	6,159	2.2%	283,313	2,847	2.0%
Federal funds purchased	742	19	5.2%	428	15	3.5%	342	5	2.6%
Other borrowings	57,500	1,456	5.1%	49,504	2,491	5.0%	47,030	1,177	5.0%

Total interest-bearing liabilities	347,054	$5,436	3.2%	333,187	$8,665	2.6%	330,685	$4,029	2.5%

Demand deposits	57,225			58,320			57,607
Other liabilities	3,056			3,315			3,247
Shareholders’ equity	48,880			49,665			49,835

Total liabilities and Shareholders’ equity	$456,215			$444,487			$441,374

Net interest income		$7,912			$16,041			$8,027

Net interest rate spread (4)			3.1%			3.3%			3.3%

Net interest margin (5)			3.7%			3.8%			3.9%

Ratio of interest-earning assets to interest-bearing liabilities			1.24			1.26			1.26

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $49 and $487 for 2006, $99 and $1,021 for December 2005, and $50 and $516 for June 2005, respectively.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the diffence between total interest earned and total interest expensed by total interest-earning assets.
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equvalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	June 30, 2006			March 31, 2006			June 30, 2005
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other money market funds	$1,366	$16	4.9%	$3,500	$38	4.4%	$3,901	$28	2.9%
Investment securities (1) (2)	237,486	3,265	5.5%	238,304	3,221	5.4%	217,100	2,825	5.2%
Loans (2) (3)	193,071	3,474	7.2%	188,272	3,332	7.2%	194,350	3,259	6.7%

Total interest-earning assets	431,923	$6,755	6.3%	430,076	$6,591	6.2%	415,351	$6,112	5.9%

Cash and due from banks	8,717			9,236			9,462
Bank premises and equiptment	4,143			4,116			4,391
Other assets	12,161			11,931			12,060

Total non-interest-earning assets	25,021			25,283			25,913

Total Assets	$456,944			$455,359			$441,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$48,028	$183	1.5%	$46,359	$162	1.4%	$50,762	$79	0.6%
Savings	84,130	216	1.0%	85,260	215	1.0%	90,573	140	0.6%
Time	156,426	1,628	4.2%	157,423	1,557	4.0%	141,367	1,209	3.4%

Total interest-bearing deposits	288,584	2,027	2.8%	289,042	1,934	2.7%	282,702	1,428	2.0%

Federal funds purchased	1,396	19	5.2%	81	1	4.8%	80	1	3.2%
Other borrowings	57,455	737	5.1%	57,546	718	5.1%	47,219	595	5.1%

Total interest-bearing liabilities	347,435	$2,783	3.2%	346,669	$2,653	3.1%	330,001	$2,024	2.5%

Demand deposits	57,600			56,845			58,558
Other liabilities	3,039			3,075			2,938
Shareholders’ equity	48,870			48,770			49,767

Total liabilities and Shareholders’ equity	$456,944			$455,359			$441,264

Net interest income		$3,972			$3,938			$4,088

Net interest rate spread (4)			3.0%			3.1%			3.4%

Net interest margin (5)			3.7%			3.7%			3.9%

Ratio of interest-earning assets to interest-bearing liabilities			1.24			1.24			1.26

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $22 and $240 for June 30, 2006, $26 and $246 for March 2006, and $24 and $259 for June 2005, respectively.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the diffence between total interest earned and total interest expensed by total interest -earning assets.
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005

SUMMARY OF OPERATIONS
Total interest income	$6,493	$6,319	$6,212	$5,884	$5,829
Total interest expense	2,783	2,653	2,439	2,197	2,024

NET INTEREST INCOME (NII)	3,710	3,666	3,773	3,687	3,805
Provision for loan losses	64	66	135	160	138

NII after loss provision	3,646	3,600	3,638	3,527	3,667
Security gains (losses)	18	—	—	4	2
Gain on sale of loans	42	14	30	28	22
Total other income	732	622	692	732	701
Total other expense	3,049	2,969	2,990	3,288	2,972

Income before tax	1,329	1,253	1,340	971	1,396
Net income	$1,076	$1,175	$1,093	$851	$1,132

Core earnings (1)	$1,057	$1,021	$1,075	$990	$1,116

Net income (Rolling 4 Quarters) (2)	$4,195	$4,251	$4,334	$4,546	$5,010
Core earnings (Rolling 4 Quarters)	$4,143	$4,202	$4,234	$4,206	$4,280

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.24	$0.27	$0.25	$0.20	$0.26
Net income, both basic and diluted (Rolling 4 Quarters)	0.96	0.98	1.00	1.05	1.16
Core income, both basic and diluted	0.24	0.23	0.25	0.23	0.26
Core income, both basic and diluted (Rolling 4 Quarters)	0.95	0.97	0.98	0.97	0.99
Cash dividends declared	0.22	0.22	0.44	0.21	0.21
Cash dividends declared (Rolling 4 Quarters)	1.09	1.08	1.07	1.07	1.06
Book value	11.10	11.11	11.11	11.76	11.92

BALANCE SHEET DATA
Assets	$460,552	$456,658	$459,701	$449,579	$439,287
Investments	233,365	236,551	234,652	222,065	214,336
Net loans	195,856	187,529	186,034	190,194	191,003
Deposits	343,480	346,888	350,375	343,083	337,337
Borrowings	65,458	58,228	58,111	54,115	48,526
Shareholders equity	48,659	48,565	48,325	49,513	50,058

AVERAGE BALANCES
Assets	$456,944	$455,359	$453,622	$441,614	$441,264
Investments	237,486	238,304	232,498	217,572	217,100
Net loans	190,897	186,083	188,426	191,060	191,584
Deposits	346,184	345,887	345,722	338,714	341,260
Borrowings	58,851	57,627	55,286	49,617	47,299
Shareholders equity	48,870	48,770	49,039	50,191	49,767

ASSET QUALITY RATIOS
Underperforming assets as a percentage of:
Total assets	0.88%	0.78%	0.83%	0.81%	0.93%
Equity plus allowance for loan losses	7.95	6.98	7.58	7.04	7.69
Tier I capital	8.07	7.12	7.81	7.35	8.24

FINANCIAL RATIOS
Return on average equity	8.81%	9.64%	8.92%	6.78%	9.10%
Return on average equity (Rolling 4 Quarters)	8.52	8.60	8.72	9.08	10.05
Return on average assets	0.94	1.03	0.96	0.77	1.03
Return on average assets (Rolling 4 Quarters)	0.93	0.95	0.97	1.03	1.13
Effective tax rate (4)	19.04	17.80	18.43	12.36	18.91
Net interest margin ratio	3.68	3.70	3.79	3.83	3.93

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period , adjusted retroactively for the stock dividends.

(4)	The effective tax rate for March 2006 is calculated before the $145 adjustment to the tax accrual estimate made in the first quarter of 2006.

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Company has identified its policy on the allowance for loan losses as being critical because it requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. In determining the appropriate amount to reserve for potential credit losses, the Company’s banking subsidiary also considers unfunded commitments, such as loan commitments, letter of credit and unused lines of credit. In 2005 the Company refined its approach to reserving for such unfunded credit commitments, incorporating into its reserve calculations the same off-balance sheet assumptions prescribed for determining risk-based capital.
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
     Cash and cash equivalents decreased from June 30, 2005 and from levels at year-end. The average balance, however, remained much more consistent with an average balance of $11,402 at June 30, 2006, $13,036 at December 31, 2005 and $12,340 at June 30, 2005. Operating activities provided cash of $1,919 and $1,833 during the six months ended June 30, 2006 and 2005, respectively. Key differences stem mainly from: 1) a decrease in net income of $139 compared to June 30, 2005; 2) loans held for sale increased by $171 at June 30, 2006 as compared to an increase of $92 at June 30, 2005. 3) gains on the sale of investments was $304 at June 30, 2005 where there was only $18 at June 30, 2006; 4) amortization on securities was $263 in 2006 compared to $495 in 2005; 5) provision for loan loss was $130 at June 30, 2006 compared to $250 at June 30, 2005; 6) a liability for Securities to Settle totaled $1,270 at December 31, 2004, while there was no liability at June 30, 2006, December 31, 2005 and June 30, 2005; and 7) a participation payable was recorded at June 30, 2005 at $785. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 2006 and 2005, and the following table which details the cash flows from operating activities.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

	For the Six
	Months Ended June 30,
	2006	2005
Net Income	$2,251	$2,390
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	505	804
Provision for loan loss	130	250
Investment securities gains	(18)	(304)
Other real estate losses	28
Impact of loans held for sale	(171)	(92)
Changes in:
Securities to settle and securities sold to settle		(1,270)
Loan participation payable		785
Other assets and liabilities	(806)	(730)

Net cash flows from operating activities	$1,919	$1,833

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 1.3% for the six months ended June 30, 2006 and 2.2% for the six months ended June 30, 2005. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 1.4%. Capital ratios remained well in excess of regulatory minimums.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
Tier 1 Capital	$50,051	$49,031
Tier 2 Capital	2,200	2,189

TOTAL QUALIFYING CAPITAL	$52,251	$51,220

Risk Adjusted
Total Assets (*)	$251,656	$242,106

Tier 1 Risk-Based
Capital Ratio	19.89%	20.25%

Total Risk-Based
Capital Ratio	20.76%	21.16%

Tier 1 Risk-Based
Capital to Average Assets (Leverage Capital Ratio)	10.95%	11.05%

(*)	Includes off-balance sheet exposures.
     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $457,207 for the six months ended June 30, 2006 and $443,677 for the year ended December 31, 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of June 30, 2006 and December 31, 2005. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	June 30,	Dec 31,	Well	Adequately
	2006	2005	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	20.76%	21.16%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	19.89%	20.25%	6.00%	4.00%

Tier 1 capital to average assets	10.95%	11.05%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
First Six Months of 2006 as Compared to First Six Months of 2005
     During the first six months of 2006, net interest income after provision for loan losses increased by $35 compared to the first six months of 2005. Total interest income increased by $1,322 or 11.5%, from the level recorded in 2005. This was accompanied by an increase in interest expense of $1,407 or 34.9%, and a decrease in the provision for loan losses of $120. On a fully taxable equivalent basis, net interest income after provision for loan losses increased by $5.
     The increase in net interest income after provision was the product of a 3.8% year-over-year increase in average earning assets. The Company’s tax equivalent net interest margin for the first six months of 2006 measured 3.7% and 3.9% in the same period of 2005.
     The average rate paid on interest sensitive liabilities increased by 70 basis points year-over-year. The average balance of interest sensitive liabilities increased by $16,369 or 5.0%. Compared to the first six months of last year, the average borrowings increased by $10,870, while the average rate paid on borrowings increased by 6 basis points.
     Average interest-bearing demand deposits and balances on money market accounts decreased by $1,566, while savings deposits decreased by $5,856. The average rate paid on these products increased by 60 basis points in the aggregate. The average balance on time deposit products increased by $12,921, while the average rate paid increased by 67 basis points.
     Interest and dividend income on securities registered an increase of $893, or 17.5%, during the first six months of 2006 when compared to 2005, while on a fully tax equivalent basis income on investment securities increased by $864 or 15.4%. The average invested balances increased by $19,293 from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 30 basis point increase in the tax equivalent yield of the portfolio.
     Interest and fees on loans increased by $417, or 6.6%, for the first six months of 2006 compared to 2005, while on a fully tax equivalent basis income on loans also increased by $416 or 6.5%. A $2,948 decrease in the average balance of the loan portfolio, or 1.5%, was accompanied by a 56 basis point increase in the portfolio’s tax equivalent yield.
     Other interest income increased by $12 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $689 or 22.1%. The yield on federal funds and other money market funds, increased by 176 basis points compared to the same period of 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Other income from all sources decreased by $337 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $25 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $286 from year ago levels. Fees for other customer services decreased by $44 due mainly to a $37 decrease in service charge income on deposits. A loss on the sale of other real estate of $28 was recognized in the first half of 2006 with none in the same period a year ago. Other sources of non-recurring non-interest income decreased by $4 from the same period a year ago. This income category is subject to fluctuation due to non-recurring items.
     Loan charge-offs during the first six months were $161 in 2006 compared to $91 in 2005, while the recovery of previously charged-off loans amounted to $43 in 2006 compared to $74 in 2005. A provision for loan loss of $130 was charged to operations in 2006 and $250 in 2005. Non-accrual loans at both June 30, 2006 and December 31, 2005 represented 2.0% of the loan portfolio. At June 30, 2006, the loan loss allowance of $2,180 represented approximately 1.1% of outstanding loans, and at June 30, 2005 the loan loss allowance of $2,862 represented approximately 1.5% of outstanding loans.
     Total other expenses in the first six months were $6,018 in 2006 compared to $5,922 in 2005, an increase of $96, or 1.6%. Full time equivalent employment averaged 159 during the first six months of 2006 and 162 at June 30, 2005. Salaries and benefits increased by $15 or 0.4%, compared to the similar period a year ago. This increase is a combination of regular staff salary and benefit increases, a decline in retirement expense of $54 due to retirement of CEO in 2005 and a decline in full-time equivalent employment.
     For the first six months of 2006, state and local taxes increased by $2. Occupancy and equipment expense decreased by $34 or 3.6%. This is due mainly to a $69 decrease in depreciation expense because many assets are fully depreciated, and a $35 increase in equipment maintenance. Office supplies decreased by $33. Marketing expense decreased by $22. Much of this decrease is due to the timing of marketing expenditures. Bank exam and audit expense increased by $78. All other expense categories increased by 9.5%, or $90 as a group. This is due partly to an increase in collection and foreclosure expense of $34, and a one-time sundry charge-off of $22. This expense category is subject to fluctuation due to non-recurring items.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Income before income tax expense amounted to $2,582 for the first six months of 2006 compared to $2,980 for the similar period of 2005. The effective tax rate for the first six months was 12.8% in 2006 compared to 19.8% in 2005, resulting in income tax expense of $331 and $590 respectively. The decrease in the effective tax rate reflects a one time adjustment to tax expense of $145 due to a change in tax accrual estimate. The effective tax rate before the $145 adjustment was 18.5%. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	June 30,
	2006	2005
Provision at statutory rate	$878	$1,013
Add (Deduct):
Tax effect of non-taxable income	(457)	(460)
Tax effect of non-deductible expense	55	37
Tax effect of change in estimate*	(145)	—

Federal income taxes	$331	$590

*	Includes a one-time adjustment to tax accrual estimate of $145 made in the first quarter of 2006.
Net income for the first six months registered $2,251 in 2006 compared to $2,390 in 2005, representing per share amounts of $0.51 in 2006 and $0.55 in 2005. Dividends declared per share were $0.44 in 2006 and $0.43 in 2005.
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) decreased by $91, or 4.2% in the first six months of 2006 compared to 2005. Core earnings for the six months of 2006 were $2,078 compared to last year’s $2,169. Core earnings per share were $0.47 in 2006 and $0.50 in 2005. The following is reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Six Months Ended
	June 30
	2006	2005
GAAP Earnings	$2,251	$2,390
Investment security gains	(18)	(304)
Gain on sale of loans	(56)	(31)
Loss on sale of other real estate	28
Loss on disposition of fixed assets	3
Other non-recurring items*	(145)
Tax effect of adjustments	15	114

Core Earnings	$2,078	$2,169

Core earnings per share	$0.47	$0.50

*	Includes a one-time change in tax accrual estimate made in the first quarter of 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
Second Quarter of 2006 as Compared to Second Quarter of 2005
     During the second quarter of 2006 net interest income after provision for loan losses decreased by $21 as compared to second quarter 2005. Year-over-year average earning assets increased by $16,572 or 4.0% and average interest-bearing liabilities increased by $17,434 or 5.3%. Average loans decreased by 0.7%, while average investments increased by 9.4%. Average interest-bearing deposits increased by 2.1% while borrowings increased by 24.4%.
     The composite tax equivalent yield on earning assets increased by 38 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 5.5%, a 29 basis point increase from the same quarter a year ago, while the loan portfolio yielded 7.2%, up 51 basis points from last year’s rate. The average rate on federal funds sold and other money market funds was 4.9%, up 198 basis points from last year. Meanwhile, the rate paid on interest-bearing liabilities increased 75 basis points compared to a year ago. The average rate paid on interest-bearing deposits was 2.8% up 79 basis points from last year. The net effect of these changes was that the tax equivalent net interest margin decreased by 25 basis points from 3.9% to 3.7%, and the average rate paid on federal funds purchased and other borrowings was 5.1% up 8 basis points from last year.
     Loans net of the allowance for losses increased by $4,853 during the 12-month period from June 30, 2005 to June 30, 2006, and increased by $9,822 from year-end. The most notable increase in the portfolio has been in loans secured by commercial real estate. The Commercial lending area has originated $16,836 in commercial loans, during the first six months of 2006, $8,030 of which originated from five year and ten year fixed rate products developed specifically to attract new business account relationships. Gross loans as a percentage of earning assets stood at 45.7% as of June 30, 2006 and 47.1% at June 30, 2005. The loan to deposit ratio at the end of the first six months of 2006 was 57.7% and 57.5% for the same period a year ago. The investment portfolio represented 67.9% at June 30, 2006 and 63.5% at June 30,2005.
     Total interest income increased by $664 or 11.4% from the same quarter a year ago. This was accompanied by a $759 increase in interest expense and a $74 decrease in the provision for loan losses.
     Loan charge-offs during the second quarter were $98 in 2006 and $45 in 2005, while the recovery of previously charged-off loans amounted to $12 during the second quarter of 2006 compared to $35 in the same period of 2005.
     Other income for the quarter increased by $31 or 4.4% compared to the same period a year ago. The net gain on loans sold during the quarter increased by $20 compared to a year ago. There was $2 in gains on investment and trading securities transactions in the second quarter of 2005 compared to the $18 gain realized in 2006. Fees from other customer services decreased by $7. A loss on other real estate of $28 was realized in the second quarter of 2006, while none was incurred during the comparable period of 2005. Other sources of non-recurring non-interest income increased by $30 from the same period a year ago due in part to a $26 increase in earnings on the bank owned life insurance policies.
     Total other expenses in the second quarter were $3,049 in 2006 and $2,972 in 2005, an increase of $77 or 2.6%. Employee salaries and benefits decreased by $7 or 0.4%. Occupancy and equipment expense showed a $42 decrease, or 8.7%. Bank exam and audit expense showed an increase of $74, partly due to timing and increased external and internal audit expense. Other expenses, as a group increased by $52 or 7.0%, compared to the same period last year.
     Income before tax for the quarter decreased by 4.8% to $1,329 in 2006 from the $1,396 recorded in 2005. Net income for the quarter of $1,076 represented a 4.9% decrease from the $1,132 earned a year ago. Earnings per share amounted to $0.24 for the second quarter of 2006 and $0.26 for 2005. Dividends declared per share were $0.22 both in 2006 and 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non recurring items) decreased by 5.3% in the second quarter of 2006 compared to 2005. Core earnings for the second quarter of 2006 were $1,057 compared to last year’s $1,116. Core earnings per share were $0.24 in 2006 and $0.26 in 2005. The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Three Months Ended
	June 30,
	2006	2005
GAAP Earnings	$1,076	$1,132
Investment security gains	(18)	(2)
Gain on sale of loans	(42)	(22)
Other real estate losses	28
Loss on disposition of fixed assets	3
Tax effect of adjustment	10	8

Core Earnings	$1,057	$1,116

Core earnings per share	$0.24	$0.26
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
New Accounting Standards
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.
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
     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2006, and December 31, 2005. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2006 and December 31, 2005 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands)
     Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 200 basis points. At June 30, 2006, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 14 basis points from the positive 31 basis points that existed at December 31, 2005. The change denotes a “flattening” of this portion of the yield curve. The yield curve overall, however was inverted, as interest rates in the six month time frame exceeded those up through ten years. Rates did peak at the 20-year time frame before falling again at the 30-year time horizon.
     The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,793 for the twelve month period ending June 30, 2007.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending
	Net Interest Income		$ Change in NII		% Change in NII
Changes in	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Interest Rates	2007	2006	2007	2006	2007	2006
Graduated increase of +300 basis points	$15,827	$15,385	$34	$8	0.2%	0.1%
Short term rates unchanged	15,793	15,377
Graduated decrease of -300 basis points	15,553	14,643	(240)	(734)	(1.5)%	(4.8)%
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
     It is Management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, floors or other similar instruments.

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
     Not applicable
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     (a) On April 11, 2006, Cortland Bancorp held its annual meeting of shareholders.
     (b) The following directors were elected for the three-year term ending in 2009.
George A. Gessner
James E. Hoffman III
Timothy K. Woofter
Directors whose terms of office continued after the annual meeting:
Jerry A. Carlton
David C. Cole
Lawrence A. Fantauzzi
Neil J. Kaback
K. Ray Mahan
Richard B. Thompson
     (c) At the close of business on the record date 4,371,575 Cortland Bancorp shares were outstanding and entitled to vote.
The result of the election of directors was as follows:

	Votes	Votes
	Cast	Cast	Votes
	For	Against	Abstained
George A. Gessner	3,178,839	54,299	0

James E. Hoffman III	3,133,834	99,304	0

Timothy K. Woofter	3,175,717	57,420	0
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

Cortland Bancorp (Registrant)

DATED: August 8, 2006	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President
(Chief Executive Officer)

DATED: August 8, 2006	/s/ James M. Gasior
James M. Gasior
Secretary
(Chief Financial Officer)