Form 10-Q
period 2006-09-30
CORTLAND BANCORP INC
filed 2006-11-09
CIK 774569

United States Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check One): Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	at November 2, 2006 4,410,735 Shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Cortland Bancorp and Subsidiaries:

	Consolidated Balance Sheets — September 30, 2006 (unaudited) and December 31, 2005 (audited)	2

	Unaudited Consolidated Statements of Income — Nine months ended September, 30, 2006 and 2005 and Three months ended September 30, 2006 and 2005	3

	Unaudited Consolidated Statement of Shareholders’ Equity — Nine months ended September 30, 2006 and 2005	4

	Unaudited Consolidated Statements of Cash Flows — Nine months ended September 30, 2006 and 2005	5

	Unaudited Notes to Consolidated Financial Statements September 30, 2006	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Consolidated Average Balance Sheets, Yields And Rates — Year to Date September 30, 2006, December 31, 2005 and September 30, 2005	16

	Consolidated Average Balance Sheets, Yields And Rates — Quarter to Date September 30, 2006, June 30, 2006 and September 30, 2005	17

	Selected Financial Data	18

	Financial Review	18-30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31-32

Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35-37

Signatures		38
EX-31.1
EX-31.2
EX-32

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)	(Audited)
	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
ASSETS
Cash and due from banks	$9,168	$14,587
Federal funds sold	8,650	4,650

Total cash and cash equivalents	17,818	19,237

Investment securities available for sale (Note 3)	107,632	113,247
Investment securities held to maturity (approximate market value of $123,082 at September 30, 2006 and $121,395 at December 31, 2005 (Note 3)	123,187	121,405
Total loans (Note 4)	198,764	188,202
Less allowance for loan losses (Note 4)	(2,209)	(2,168)

Net loans	196,555	186,034

Premises and equipment	4,413	4,088
Other assets	17,028	15,690

Total assets	$466,633	$459,701

LIABILITIES
Noninterest-bearing deposits	$55,089	$61,782
Interest-bearing deposits	298,551	288,593

Total deposits	353,640	350,375

Federal Home Loan Bank advances and other borrowings	59,925	58,111
Other liabilities	3,067	2,890

Total liabilities	416,632	411,376

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,504,576 shares in both 2006 and 2005 (Note 1)	22,523	22,523
Additional paid-in capital (Note 1)	19,933	20,211
Retained earnings	10,810	10,310
Accumulated other comprehensive income (loss) (Note 1)	(611)	(877)
Treasury shares at cost, 107,749 at September 30, 2006 and 155,945 at December 31, 2005	(2,654)	(3,842)

Total shareholders’ equity	50,001	48,325

Total liabilities and shareholders’ equity	$466,633	$459,701

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$3,780	$3,285	$10,538	$9,626
Interest and dividends on investment securities:
Taxable interest income	1,507	1,079	4,374	3,081
Nontaxable interest income	506	538	1,555	1,624
Dividends	47	38	145	115
Interest on mortgage-backed securities	927	911	2,913	2,853
Other interest income	29	33	83	75

Total interest income	6,796	5,884	19,608	17,374

INTEREST EXPENSE
Deposits	2,174	1,569	6,135	4,416
Borrowed funds	806	628	2,281	1,810

Total interest expense	2,980	2,197	8,416	6,226

Net interest income	3,816	3,687	11,192	11,148
Provision for loan losses	45	160	175	410

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,771	3,527	11,017	10,738

OTHER INCOME
Fees for other customer services	587	592	1,655	1,704
Investment securities gains — net		4	18	308
Gain on sale of loans — net	13	28	69	59
Loss on sale of OREO — net	(7)		(35)
Other non-interest income	116	108	356	352

Total other income	709	732	2,063	2,423

OTHER EXPENSES
Salaries and employee benefits	1,715	1,972	5,084	5,326
Net occupancy and equipment expense	444	482	1,350	1,422
State and local taxes	139	138	417	414
Bank exam and audit expense	115	82	365	292
Office supplies	100	85	274	254
Marketing expense	54	95	145	208
Other operating expenses	474	434	1,424	1,294

Total other expenses	3,041	3,288	9,059	9,210

INCOME BEFORE FEDERAL INCOME TAXES	1,439	971	4,021	3,951

Federal income taxes	296	120	627	710

NET INCOME	$1,143	$851	$3,394	$3,241

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.26	$0.20	$0.77	$0.75

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.26	$0.20	$0.77	$0.75

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.21	$0.66	$0.64

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005:

BALANCE AT JANUARY 1, 2005	$21,869	$18,531	$13,131	$1,061	$(5,194)	$49,398
Comprehensive income:
Net income			3,241			3,241
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(1,296)		(1,296)

Total comprehensive income						1,945

Common stock transactions:
Treasury shares reissued		(120)			1,063	943
Treasury shares purchased					(1)	(1)
Cash dividends declared			(2,772)			(2,772)

BALANCE AT SEPTEMBER 30, 2005	$21,869	$18,411	$13,600	$(235)	$(4,132)	$49,513

NINE MONTHS ENDED SEPTEMBER 30, 2006:

BALANCE AT JANUARY 1, 2006	$22,523	$20,211	$10,310	$(877)	$(3,842)	$48,325
Comprehensive income:
Net income			3,394			3,394
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				266		266

Total comprehensive income						3,660

Common stock transactions:
Treasury shares reissued		(278)			1,188	910
Cash dividends declared			(2,894)			(2,894)

BALANCE AT SEPTEMBER 30, 2006	$22,523	$19,933	$10,810	$(611)	$(2,654)	$50,001

	SEPTEMBER 30,
	2006	2005

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:
Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	$278	$(1,093)
Less: Reclassification adjustment for net gains realized in net income, net of tax	12	203

Net unrealized gains (losses) on available- for-sale securities, net of tax	$266	$(1,296)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
NET CASH FLOWS FROM OPERATING ACTIVITIES	$2,595	$1,461

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(8,385)	(32,068)
Purchases of securities available for sale	(6,332)	(15,057)
Proceeds from sales of securities available for sale	1,006	1,479
Proceeds from call, maturity and principal payments on securities	17,577	47,058
Net increase in loans made to customers	(10,424)	(976)
Proceeds from disposition of other real estate	135
Purchase of premises and equipment	(686)	(289)

Net cash flows from investing activities	(7,109)	147

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	3,265	(1,836)
Net increase in borrowings	1,814	6,226
Dividends paid	(2,894)	(2,772)
Purchases of treasury stock		(1)
Treasury shares reissued	910	943

Net cash flows from financing activities	3,095	2,560

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,419)	4,168

CASH AND CASH EQUIVALENTS
Beginning of period	19,237	12,897

End of period	$17,818	$17,065

SUPPLEMENTAL DISCLOSURES
Interest paid	$8,285	$6,317
Income taxes paid	$870	$950
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     1.) Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2005, included in our Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS			NINE MONTHS
	September 30,			September 30,
	2006	2005		2006	2005
Proceeds on securities sold	$ None	$	None	$1,006	$1,479
Gross realized gains	None		None	6	287
Gross realized losses	None		None	None	None

Proceeds on securities called	$ None		$4,000	$480	$12,050
Gross realized gains	None		4	12	21
Gross realized losses	None		None	None	None
     Securities available for sale, carried at fair value, totaled $107,632 at September 30, 2006 and $113,247 at December 31, 2005 representing 46.6% and 48.3%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
     Investment securities with a carrying value of approximately $73,271 at September 30, 2006 and $64,082 at December 31, 2005 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated market value of debt securities at September 30, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$1,590	$1,596
Due after one year through five years	9,488	9,384
Due after five years through ten years	3,711	3,415
Due after ten years	36,913	37,408

	51,702	51,803
Mortgage-backed securities	53,325	52,298

	$105,027	$104,101

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$749	$752
Due after one year through five years	3,218	3,170
Due after five years through ten years	35,646	35,390
Due after ten years	62,280	62,810

	101,893	102,122
Mortgage-backed securities	21,294	20,960

	$123,187	$123,082

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2006, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$13,942	$14	$156	$13,800
Obligations of states and political subdivisions	9,462	399		9,861
Mortgage-backed and related securities	53,325	177	1,204	52,298
Corporate securities	28,298	148	304	28,142

Total debt securities	105,027	738	1,664	104,101
Other securities	3,531			3,531

Total available for sale	$108,558	$738	$1,664	$107,632

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$145	$1	$	$146
U.S. Government agencies and corporations	69,827	3	960	68,870
Obligations of states and political subdivisions	31,921	1,194	9	33,106
Mortgage-backed and related securities	21,294		334	20,960

Total held to maturity	$123,187	$1,198	$1,303	$123,082

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

	CONTRACT OR
	NOTIONAL AMOUNT
	September 30,	December 31,
	2006	2005
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$3,592	$2,101
Variable	42,642	39,180
Standby letters of credit	830	1,195
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
     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at September 30, 2006 totaled $9,883 and $6,191 at December 31, 2005. The total average daily balance of overdrafts used in 2006 was $147 and $126 in 2005, or approximately 1.5% of the total aggregate overdraft protection available to depositors at September 30, 2006 and 2.0% at December 31, 2005.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2006	2005
1-4 family residential mortgages	31.8%	31.8%
Commercial mortgages	50.0%	48.3%
Consumer loans	3.9%	3.6%
Commercial loans	8.7%	10.5%
Home equity loans	5.6%	5.8%
     There are $416 in mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2006, and none at December 31, 2005. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Loans accounted for on a non-accrual basis	$3,831	$3,746

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	NONE	NONE

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the nine months ended September 30, 2006 and 2005.

	September 30,	September 30,
	2006	2005
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$304	$245

Interest income actually included in income on the loans	34	36
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
     Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 2006, the recorded investment in impaired loans was $1,679 while the related portion of the allowance for loan losses was $752. At December 31, 2005, there were $1,857 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $714.
     Loans in the amount of $14,091 as of September 30, 2006, and $5,304 as of December 31, 2005, were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following is an analysis of the allowance for loan losses for the periods ended September 30, 2006 and September 30, 2005:

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
Balance at beginning of period	$2,180	$2,862	$2,168	$2,629
Loan charge-offs:
1-4 family residential mortgages	—	—	5	6
Commercial mortgages	—	679	20	685
Consumer loans and other loans	58	78	157	149
Commercial loans	2	80	39	88
Home equity loans	—	6	—	6

	60	843	221	934

Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—	—	—
Commercial mortgages	—	—	—	—
Consumer loans and other loans	42	24	81	86
Commercial loans	2	1	6	13
Home equity loans	—	—	—	—

	44	25	87	99

Net charge-offs	(16)	(818)	(134)	(835)

Provision charged to operations	45	160	175	410

Balance at end of period	$2,209	$2,204	$2,209	$2,204

Ratio of annualized net charge-offs to average loans outstanding	0.03%	1.69%	0.09%	0.57%

     Charge-offs in the third quarter of 2005 primarily reflect impaired loans in the amount of $793 for which specific loss reserves had previously been established.
     For each of the periods presented above, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all known factors connected with the collectibility of the existing portfolio. Management evaluates the portfolio in light of economic conditions, changes in the nature and volume of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include previous loan loss experience; the status of past due interest and principal payments; the quality of financial information supplied by customers; the cash flow coverage and trends evidenced by financial information supplied by customers; the nature and estimated value of any collateral supporting specific loan credits; risk classifications determined by the Company’s loan review systems or as the result of the regulatory examination process; and general economic conditions in the lending area of the Company’s bank subsidiary. Key risk factors and assumptions are systematically updated to reflect actual experience and changing circumstances.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2006	2005	2006	2005
Net Income	$1,143	$851	$3,394	$3,241
Weighted average common shares outstanding*	4,396,835	4,336,914	4,384,064	4,325,202

Basic earnings per share*	$0.26	$0.20	$0.77	$0.75
Diluted earnings per share*	$0.26	$0.20	$0.77	$0.75
Dividends declared per share*	$0.22	$0.21	$0.66	$0.64

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the 3% stock dividend of January 1, 2006.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)

(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	September 30, 2006			DECEMBER 31, 2005			September 30,2005
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other money market funds	$2,306	$83	4.8%	$3,619	$119	3.3%	$3,354	$75	3.0%
Investment securities (1) (2)	236,304	9,705	5.5%	221,844	11,547	5.2%	218,254	8,443	5.2%
Loans (2) (3)	193,522	10,607	7.3%	192,873	13,040	6.8%	193,641	9,700	6.7%

Total interest-earning assets	432,132	$20,395	6.3%	418,336	$24,706	5.9%	415,249	$18,218	5.8%

Cash and due from banks	8,872			9,417			9,334
Bank premises and equipment	4,154			4,316			4,368
Other assets	12,070			12,418			12,459

Total non-interest-earning assets	25,096			26,151			26,161

Total Assets	$457,228			$444,487			$441,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$47,121	$527	1.5%	$49,355	$389	0.8%	$48,940	$253	0.7%
Savings	83,735	643	1.0%	89,107	647	0.7%	89,826	440	0.7%
Time	158,296	4,965	4.2%	144,793	5,123	3.5%	143,400	3,723	3.5%

Total interest-bearing deposits	289,152	6,135	2.8%	283,255	6,159	2.2%	282,166	4,416	2.1%
Federal funds purchased	640	25	5.2%	428	15	3.5%	356	8	3.0%
Other borrowings	58,427	2,256	5.1%	49,504	2,491	5.0%	47,773	1,802	5.0%

Total interest-bearing liabilities	348,219	$8,416	3.2%	333,187	$8,665	2.6%	330,295	$6,226	2.5%

Demand deposits	56,985			58,320			58,011
Other liabilities	3,083			3,315			3,225
Shareholders’ equity	48,941			49,665			49,879

Total liabilities and Shareholders’ equity	$457,228			$444,487			$441,410

Net interest income		$11,979			$16,041			$11,992

Net interest rate spread (4)			3.1%			3.3%			3.3%

Net interest margin (5)			3.7%			3.8%			3.8%

Ratio of interest-earning assets to interest-bearing liabilities			1.24			1.26			1.26

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $69 and $718 for 2006, $99 and $1,021 for December 2005, and $74 and $770 for September 2005, respectively.

(3)	Includes loan origination and commitment fees, net of origination costs, amortized over the life of the loan.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)

(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	September 30, 2006			June 30, 2006			September 30, 2005
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$2,058	$29	5.3%	$1,366	$16	4.9%	$3,821	$33	3.4%
Investment securities (1) (2)	233,177	3,218	5.5%	237,486	3,265	5.5%	217,572	2,819	5.2%
Loans (2) (3)	199,105	3,800	7.4%	193,071	3,474	7.2%	193,659	3,309	6.8%

Total interest-earning assets	434,340	$7,047	6.5%	431,923	$6,755	6.3%	415,052	$6,161	5.9%

Cash and due from banks	8,678			8,717			9,550
Bank premises and equipment	4,201			4,143			4,280
Other assets	12,339			12,161			12,732

Total non-interest-earning assets	25,218			25,021			26,562

Total Assets	$459,558			$456,944			$441,614

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$46,971	$182	1.5%	$48,028	$183	1.5%	$49,286	$108	0.9%
Savings	81,850	212	1.0%	84,130	216	1.0%	88,402	180	0.8%
Time	161,001	1,780	4.4%	156,426	1,628	4.2%	142,222	1,281	3.6%

Total interest-bearing deposits	289,822	2,174	3.0%	288,584	2,027	2.8%	279,910	1,569	2.2%

Federal funds purchased	438	6	5.5%	1,396	19	5.2%	382	3	3.8%
Other borrowings	60,252	800	5.3%	57,455	737	5.1%	49,235	625	5.0%

Total interest-bearing liabilities	350,512	$2,980	3.4%	347,435	$2,783	3.2%	329,527	$2,197	2.6%

Demand deposits	56,513			57,600			58,804
Other liabilities	3,135			3,039			3,092
Shareholders’ equity	49,398			48,870			50,191

Total liabilities and Shareholders’ equity	$459,558			$456,944			$441,614

Net interest income		$4,067			$3,972			$3,964

Net interest rate spread (4)			3.1%			3.1%			3.3%

Net interest margin (5)			3.7%			3.7%			3.8%

Ratio of interest-earning assets to interest-bearing liabilities			1.24			1.24			1.26

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $20 and $231 for September 2006, $22 and $240 for June 30, 2006, and $24 and $253 for September 2005.

(3)	Includes loan origination and commitment fees, net of origination costs, amortized over the life of the loan.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest -earning assets.
See accompanying notes to consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

SUMMARY OF OPERATIONS
Total interest income	$6,796	$6,493	$6,319	$6,212	$5,884
Total interest expense	2,980	2,783	2,653	2,439	2,197

NET INTEREST INCOME (NII)	3,816	3,710	3,666	3,773	3,687
Provision for loan losses	45	64	66	135	160

NII after loss provision	3,771	3,646	3,600	3,638	3,527
Security gains (losses)	—	18	—	—	4
Gain on sale of loans	13	42	14	30	28
Total other income	709	732	622	692	732
Total other expense	3,041	3,049	2,969	2,990	3,288

Income before tax	1,439	1,329	1,253	1,340	971
Net income	$1,143	$1,076	$1,175	$1,093	$851

Core earnings (1)	$1,139	$1,057	$1,021	$1,075	$990

Net income (Rolling 4 Quarters) (2)	$4,487	$4,195	$4,251	$4,334	$4,546
Core earnings (Rolling 4 Quarters)	$4,292	$4,143	$4,202	$4,234	$4,206

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.26	$0.24	$0.27	$0.25	$0.20
Net income, both basic and diluted (Rolling 4 Quarters)	1.03	0.96	0.98	1.00	1.05
Core income, both basic and diluted	0.26	0.24	0.23	0.25	0.23
Core income, both basic and diluted (Rolling 4 Quarters)	0.98	0.95	0.97	0.98	0.97
Cash dividends declared	0.22	0.22	0.22	0.44	0.21
Cash dividends declared (Rolling 4 Quarters)	1.10	1.09	1.08	1.07	1.07
Book value	11.37	11.10	11.11	11.11	11.41

BALANCE SHEET DATA
Assets	$466,633	$460,552	$456,658	$459,701	$449,579
Investments	230,819	233,365	236,551	234,652	222,065
Net loans	196,555	195,856	187,529	186,034	190,194
Deposits	353,640	343,480	346,888	350,375	343,083
Borrowings	59,925	65,458	58,228	58,111	54,115
Shareholders equity	50,001	48,659	48,565	48,325	49,513

AVERAGE BALANCES
Assets	$459,558	$456,944	$455,359	$453,622	$441,614
Investments	233,177	237,486	238,304	232,498	217,572
Net loans	196,915	190,897	186,083	188,426	191,060
Deposits	346,335	346,184	345,887	345,722	338,714
Borrowings	60,690	58,851	57,627	55,286	49,617
Shareholders equity	49,398	48,870	48,770	49,039	50,191

ASSET QUALITY RATIOS
Underperforming assets as a percentage of:
Total assets	0.83%	0.88%	0.78%	0.83%	0.81%
Equity plus allowance for loan losses	7.44	7.95	6.98	7.58	7.04
Tier I capital	7.70	8.07	7.12	7.81	7.35

FINANCIAL RATIOS
Return on average equity	9.26%	8.81%	9.64%	8.92%	6.78%
Return on average equity (Rolling 4 Quarters)	9.17	8.52	8.60	8.72	9.08
Return on average assets	0.99	0.94	1.03	0.96	0.77
Return on average assets (Rolling 4 Quarters)	0.98	0.93	0.95	0.97	1.03
Effective tax rate (4)	20.56	19.04	17.80	18.43	12.36
Net interest margin ratio	3.69	3.68	3.70	3.79	3.83

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period , adjusted retroactively for the stock dividends.

(4)	The effective tax rate for March 2006 is calculated before the $145 adjustment to the tax accrual estimate made in the first quarter of 2006.

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Company has identified its policy on the allowance for loan losses as being critical because it requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or by using different assumptions. In determining the appropriate amount to reserve for potential credit losses, the Company’s banking subsidiary also considers unfunded commitments, such as loan commitments, letter of credit and unused lines of credit. In 2005 the Company refined its approach to reserving for such unfunded credit commitments, incorporating the same off-balance sheet assumptions prescribed for determining risk-based capital.
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
     Cash and cash equivalents increased slightly from September 30, 2005 and decreased from levels measured at year-end. The average balance measured $11,178 at September 30, 2006, $13,036 at December 31, 2005 and $12,688 at September 30, 2005. Operating activities provided cash of $2,595 and $1,461 during the nine months ended September 30, 2006 and 2005, respectively. Key differences stem mainly from: 1) an increase in net income of $153 compared to September 30, 2005; 2) loans held for sale increased by $416 at September 30, 2006 as compared to an increase of $587 at September 30, 2005; 3) gains on the sale of investments was $308 at September 30, 2005 where there was only $18 at September 30, 2006; 4) amortization on securities was $388 in 2006 compared to $708 in 2005; 5) provision for loan loss was $175 at September 30, 2006 compared to $410 at September 30, 2005; 6) a liability for Securities to Settle totaled $1,270 at December 31, 2004, while there was no liability at September 30, 2006, December 31, 2005 and September 30, 2005; and 7) other real estate losses of $35 were recorded at September 30, 2006 and none at September 30, 2005. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 2006 and 2005, and the following table which details the cash flows from operating activities.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

	For the Nine
	Months Ended September 30,
	2006	2005
Net Income	$3,394	$3,241
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	746	1,171
Provision for loan loss	175	410
Investment securities gains	(18)	(308)
Other real estate losses	35
Impact of loans held for sale	(416)	(587)
Changes in:
Securities to settle and securities sold to settle		(1,270)
Other assets and liabilities	(1,321)	(1,196)

Net cash flows from operating activities	$2,595	$1,461

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 1.3% for both of the nine months ended September 30, 2006 and September 30, 2005. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 4.6%. Capital ratios remained well in excess of regulatory minimums.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
Tier 1 Capital	$50,468	$49,031
Tier 2 Capital	2,236	2,189

TOTAL QUALIFYING CAPITAL	$52,704	$51,220

Risk Adjusted Total Assets (*)	$255,755	$242,106

Tier 1 Risk-Based Capital Ratio	19.73%	20.25%

Total Risk-Based Capital Ratio	20.61%	21.16%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.01%	11.05%

(*)	Includes off-balance sheet exposures.
     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $458,245 for the nine months ended September 30, 2006 and $443,677 for the year ended December 31, 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of September, 30, 2006 and December 31, 2005. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	September 30,	Dec 31,	Well	Adequately
	2006	2005	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	20.61%	21.16%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	19.73%	20.25%	6.00%	4.00%

Tier 1 capital to average assets	11.01%	11.05%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
First Nine Months of 2006 as Compared to First Nine Months of 2005
     During the first nine months of 2006, net interest income after provision for loan losses increased by $279 compared to the first nine months of 2005. Total interest income increased by $2,234 or 12.9%, from the level recorded in 2005. Contributing to the increase in interest income in 2006 was $136 in back interest and loan fees collected on two loans, both of which had been in foreclosure. This increase in income was accompanied by an increase in interest expense of $2,190 or 35.2%, and a decrease in the provision for loan losses of $235. On a fully taxable equivalent basis, net interest income after provision for loan losses increased by $222.
     The increase in net interest income after provision was aided by a 4.1% year-over-year increase in average earning assets and a 45 basis point increase in the rate earned on assets. Never the less, the Company’s tax equivalent net interest margin for the first nine months of 2006 narrowed to 3.69% from 3.84% in the same period of 2005.
     The average rate paid on interest sensitive liabilities increased by 71 basis points year-over-year. The average balance of interest sensitive liabilities increased by $17,924 or 5.4%. Compared to the first nine months of last year, the average borrowings increased by $10,938, while the average rate paid on borrowings increased by 12 basis points.
     Average interest-bearing demand deposits and balances on money market accounts decreased by $1,819, while savings deposits decreased by $6,091. The average rate paid on these products increased by 53 basis points in the aggregate. The average balance on time deposit products increased by $14,896, while the average rate paid increased by 72 basis points.
     Interest and dividend income on securities registered an increase of $1,314, or 17.1%, during the first nine months of 2006 when compared to 2005, while on a fully tax equivalent basis income on investment securities increased by $1,262 or 14.9%. The average invested balances increased by $18,050 from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 32 basis point increase in the tax equivalent yield of the portfolio.
     Interest and fees on loans increased by $912, or 9.5%, for the first nine months of 2006 compared to 2005, while on a fully tax equivalent basis income on loans increased by $907 or 9.4%. A $119 decrease in the average balance of the loan portfolio, or 0.1%, was accompanied by a 65 basis point increase in the portfolio’s tax equivalent yield.
     Other interest income increased by $8 from the same period a year ago. The average balance of Federal Funds sold and other money market funds decreased by $1,048 or 31.2%. The yield on federal funds and other money market funds, increased by 182 basis points compared to the same period of 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Other income from all sources decreased by $360 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $10 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $290 from year ago levels. Fees for other customer services decreased by $49 due mainly to a $39 decrease in service charge income on deposits. A loss on the sale of other real estate of $35 was recognized in the first nine months of 2006 with none in the same period a year ago. Other sources of non-recurring non-interest income increased by $4 from the same period a year ago. This income category is subject to fluctuation due to non-recurring items.
     Loan charge-offs during the first nine months were $221 in 2006 compared to $934 in 2005, while the recovery of previously charged-off loans amounted to $87 in 2006 compared to $99 in 2005. The decrease in charge-offs primarily reflects impaired loan credits in 2005 for which specific loss reserves had previously been established. A provision for loan loss of $175 was charged to operations in 2006 and $410 in 2005. Non-accrual loans at September 30, 2006 represented 1.9% of the loan portfolio and 2.0% at December 31, 2005. At both September 30, 2006 and September 30, 2005, the loan loss allowance of $2,209 and $2,204, respectively, represented approximately 1.1% of outstanding loans.
     Total other expenses in the first nine months were $9,059 in 2006 compared to $9,210 in 2005, a decrease of $151, or 1.6%. Full time equivalent employment averaged 160 during the first nine months of 2006 and 163 at September 30, 2005. Salaries and benefits decreased by $242 or 4.5%, compared to the similar period a year ago. This decrease is a combination of regular staff salary and benefit increases, a decline in retirement expense of $78 due to the retirement of the retiring CEO in 2005, a decline in full-time equivalent employment, an increase in unemployment expense and workman compensation expense of $16 and a one-time cash bonus of $243 awarded to the retired CEO in the third quarter of 2005.
     For the first nine months of 2006, state and local taxes increased by $3. Occupancy and equipment expense decreased by $72 or 5.1%. This is due mainly to a $104 decrease in depreciation expense as some assets are now fully depreciated, and a $61 increase in equipment and building maintenance. Office supplies increased by $20. Marketing expense decreased by $63,with much of this decrease due to the timing of marketing expenditures. Bank exam and audit expense increased by $73, due to differences in the timing of expenditures, and as costs associated with Sarbanes-Oxley compliance continue to mount. All other expense categories increased by 9.1%, or $130 as a group. This is due partly to an increase in collection and foreclosure expense of $34, and a one-time sundry charge-off of $22. This expense category is subject to fluctuation due to non-recurring items.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Income before income tax expense amounted to $4,021 for the first nine months of 2006 compared to $3,951 for the similar period of 2005. The effective tax rate for the first nine months was 15.6% in 2006 compared to 18.0% in 2005, resulting in income tax expense of $627 and $710 respectively. The decrease in the effective tax rate reflects a one time adjustment to tax expense of $145 due to a change in tax accrual estimate. The effective tax rate before the $145 adjustment was 19.2%. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	September 30,
	2006	2005
Provision at statutory rate	$1,367	$1,343
Add (Deduct):
Tax effect of non-taxable income	(678)	(689)
Tax effect of non-deductible expense	83	56
Tax effect of change in estimate*	(145)	—

Federal income taxes	$627	$710

*	A one-time adjustment to tax accrual estimate made in the first quarter of 2006.
     Net income for the first nine months registered $3,394 in 2006 compared to $3,241 in 2005, representing per share amounts of $0.77 in 2006 and $0.75 in 2005. Dividends declared per share were $0.66 in 2006 and $0.64 in 2005.
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) increased by $58, or 1.8% in the first nine months of 2006 compared to 2005. Core earnings for the nine months of 2006 were $3,217 compared to last year’s $3,159. Core earnings per share were $0.73 in both 2006 and 2005. The following is reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Nine Months Ended
	September 30
	2006	2005
GAAP Earnings	$3,394	$3,241
Investment security gains	(18)	(308)
Gain on sale of loans	(69)	(59)
Loss on sale of other real estate	35
Loss on disposition of fixed assets	3
Other non-recurring items*	(145)	243
Tax effect of adjustments	17	42

Core Earnings	$3,217	$3,159

Core earnings per share	$0.73	$0.73

*	Includes a one-time change in tax accrual estimate made in the first quarter of 2006, and a one-time cash bonus declared in the third quarter of 2005 in recognition of the subsidiary Bank’s performance under the leadership of the retiring CEO.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
Third Quarter of 2006 as Compared to Third Quarter of 2005
     During the third quarter of 2006 net interest income after provision for loan losses increased by $244 as compared to third quarter 2005. Year-over-year average earning assets increased by $19,288 or 4.6% and average interest-bearing liabilities increased by $20,985 or 6.4%. Average loans increased by 2.8%, while average investments increased by 7.2%. Average interest-bearing deposits increased by 3.5% while borrowings increased by 22.3%.
     The composite tax equivalent yield on earning assets increased by 47 basis points from the same quarter a year ago. The tax equivalent yield of the investment portfolio measured 5.5%, a 34 basis point increase from the same quarter a year ago, while the loan portfolio yielded 7.4%, up 63 basis points from last year’s rate. The average rate on federal funds sold and other money market funds was 5.3%, up 197 basis points from the same quarter last year.
     The rate paid on interest-bearing liabilities increased 72 basis points compared to a year ago. The average rate paid on interest-bearing deposits was 3.0% up 75 basis points from last year and the average rate paid on federal funds purchased and other borrowings was 5.3% up 24 basis points from last year. The net effect of these changes was that the tax equivalent net interest margin decreased by 14 basis points from 3.8% to 3.7%.
     Loans net of the allowance for losses increased by $6,361 during the 12-month period from September 30, 2005 to September 30, 2006, and increased by $10,521 from year-end. The most notable increase in the portfolio has been in loans secured by commercial real estate. The Commercial lending area has originated $26,251 in commercial loans, during the first nine months of 2006, $14,064 of which originated from products with fixed rates of interest for the initial five year or ten year period developed specifically to attract new business account relationships. Gross loans as a percentage of earning assets stood at 45.4% as of September 30, 2006 and 45.8% at September 30, 2005. The loan to deposit ratio at the end of the first nine months of 2006 was 56.2% and 56.1% for the same period a year ago. The investment portfolio represented 65.3% of each deposit dollar at September 30, 2006 and 64.7% at September 30, 2005.
     Total interest income increased by $912 or 15.5% from the same quarter a year ago. Included in interest income in the third quarter of 2006 is $136 in recaptured interest and loan fees collected on two loans, one of which had been in foreclosure and the second of which represented a loan workout. This increase in interest income was also accompanied by a $783 increase in interest expense reflecting higher balances on interest-bearing liabilities and increased interest rates and a $115 decrease in the provision for loan losses.
     Loan charge-offs during the third quarter were $60 in 2006 and $843 in 2005, while the recovery of previously charged-off loans amounted to $44 during the third quarter of 2006 compared to $25 in the same period of 2005. The $843 in charge-offs during 2005 primarily reflects impaired loans of $793 for which specific loss reserves had previously been established.
     Other income for the quarter decreased by $23 or 3.1% compared to the same period a year ago. The net gain on loans sold during the quarter decreased by $15 compared to a year ago. There was $4 in gains on investment and trading securities transactions in the third quarter of 2005 compared to none realized in 2006. Fees from other customer services decreased by $5. A loss on other real estate of $7 was realized in the third quarter of 2006, while none was incurred during the comparable period of 2005. Other sources of non-recurring non-interest income increased by $8 from the same period a year ago.
     Total other expenses in the third quarter were $3,041 in 2006 and $3,288 in 2005, a decrease of $247 or 7.5%. Employee salaries and benefits decreased by $257. The decrease is mainly due to a one-time cash bonus of $243 awarded to the retiring CEO in the third quarter of 2005. Occupancy and equipment expense showed a $38 decrease, or 7.9%. Bank exam and audit expense showed an increase of $33, partly due to timing and increased external and internal audit expense. Other expenses as a group increased by $15 or 2.0%, compared to the same period last year.
     Income before tax for the quarter increased by 48.2% to $1,439 in 2006 from the $971 recorded in 2005. Net income for the quarter of $1,143 represented a 34.3% increase from the $851 earned a year ago. Earnings per share amounted to $0.26 for the third quarter of 2006 and $0.20 for 2005. Dividends declared per share were $0.22 in 2006 and $0.21 in 2005.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non recurring items) increased by 15.1% in the third quarter of 2006 compared to 2005. Core earnings for the third quarter of 2006 were $1,139 compared to last year’s $990. Core earnings per share were $0.26 in 2006 and $0.23 in 2005. The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Three Months Ended
	September 30,
	2006	2005
GAAP Earnings	$1,143	$851
Investment security gains		(4)
Gain on sale of loans	(13)	(28)
Other real estate losses	7
Other non-recurring items*		243
Tax effect of adjustment	2	(72)

Core Earnings	$1,139	$990

Core earnings per share	$0.26	$0.23

*	Includes one-time cash bonus declared to the retiring CEO in the third quarter of 2005.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material impact on the financial statements.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans in the balance sheet, to recognize changes in the funded status in the year in which changes occur through comprehensive income, and to measure the funded status as of the balance sheet date. The requirement to recognize the funded status of benefit plans and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure the funded status as of the date of the balance sheet is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting this standard.
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
     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2006, and December 31, 2005. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2006 and December 31, 2005 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands)
     Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 200 basis points. At September 30, 2006, the difference between the yield on the ten-year Treasury and the three-month Treasury had declined to a negative 25 basis points from the positive 31 basis points that existed at December 31, 2005. The yield curve overall has inverted since December 31, 2005 as interest rates in the six month time frame now exceed those through thirty years.
     The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $14,975 for the twelve month period ending September 30, 2007.
Simulated Net Interest Income (NII) Scenarios
Fully Taxable Equivalent Basis
For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,
Interest Rates	2007	2006	2007	2006	2007	2006
Graduated increase of +300 basis points	$15,088	$15,385	$113	$8	0.8%	0.1%
Short term rates unchanged	14,975	15,377
Graduated decrease of -300 basis points	14,798	14,643	(177)	(734)	(1.2)%	(4.8)%
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

Cortland Bancorp

(Registrant)

DATED: November 2, 2006	/s/ Lawrence A. Fantauzzi

Lawrence A. Fantauzzi
President
(Chief Executive Officer)

DATED: November 2, 2006	/s/ James M. Gasior

James M. Gasior
Secretary
(Chief Financial Officer)