Form 10-Q
period 2007-03-31
CORTLAND BANCORP INC
filed 2007-05-10
CIK 774569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check One): Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING

Common Stock, No Par Value	at May 7, 2007 4,525,058 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)	(Audited)
	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
Cash and due from banks	$8,880	$10,100
Federal funds sold	11,450	4,275

Total cash and cash equivalents	20,330	14,375

Investment securities available for sale (Note 3)	109,425	108,484
Investment securities held to maturity (approximate market value of $121,885 at March 31, 2007 and $124,136 at December 31, 2006 (Note 3)	121,809	124,619
Total loans (Note 4)	209,102	205,208
Less allowance for loan losses (Note 4)	(2,083)	(2,211)

Net loans	207,019	202,997

Premises and equipment	5,042	4,780
Other assets	17,229	16,496

Total assets	$480,854	$471,751

LIABILITIES
Noninterest-bearing deposits	$57,455	$60,983
Interest-bearing deposits	302,023	294,835

Total deposits	359,478	355,818

Federal Home Loan Bank advances and other borrowings	66,815	62,015
Other liabilities	3,445	3,326

Total liabilities	429,738	421,159

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,594,344 shares in both 2007 and 2006 (Note 1)	22,972	22,972
Additional paid-in capital (Note 1)	20,755	20,835
Retained earnings	9,662	9,553
Accumulated other comprehensive income (loss) (Note 1)	(273)	(455)
Treasury shares at cost, 82,827 at March 31, 2007 and 95,809 at December 31, 2006	(2,000)	(2,313)

Total shareholders’ equity	51,116	50,592

Total liabilities and shareholders’ equity	$480,854	$471,751

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE
	MONTHS ENDED
	MARCH 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$3,785	$3,306
Interest and dividends on investment securities:
Taxable interest income	1,609	1,403
Nontaxable interest income	477	531
Dividends	53	45
Interest on mortgage-backed securities	892	996
Other interest income	114	38

Total interest income	6,930	6,319

INTEREST EXPENSE
Deposits	2,382	1,934
Borrowed funds	834	719

Total interest expense	3,216	2,653

Net interest income	3,714	3,666
Provision for loan losses	—	66

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,714	3,600

OTHER INCOME
Fees for other customer services	541	502
Investment securities gains — net	12
Gain on sale of loans — net	16	14
Earnings on bank owned life insurance	131	89
Other non-interest income	24	17

Total other income	724	622

OTHER EXPENSES
Salaries and employee benefits	1,820	1,678
Net occupancy and equipment expense	468	465
State and local taxes	146	139
Bank exam and audit expense	94	125
Office supplies	86	104
Other operating expenses	449	458

Total other expenses	3,063	2,969

INCOME BEFORE FEDERAL INCOME TAXES	1,375	1,253

Federal income taxes	273	78

NET INCOME	$1,102	$1,175

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$0.26

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$0.26

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.21

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

THREE MONTHS ENDED MARCH 31, 2006:

BALANCE AT JANUARY 1, 2006	$22,523	$20,211	$10,310	$(877)	$(3,842)	$48,325
Comprehensive income:
Net income			1,175			1,175
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				(419)		(419)

Total comprehensive income						756

Common stock transactions:
Treasury shares reissued		(119)			565	446
Cash dividends declared			(962)			(962)

BALANCE AT MARCH 31, 2006	$22,523	$20,092	$10,523	$(1,296)	$(3,277)	$48,565

THREE MONTHS ENDED MARCH 31, 2007

BALANCE AT JANUARY 1, 2007	$22,972	$20,835	$9,553	$(455)	$(2,313)	$50,592
Comprehensive income:
Net income			1,102			1,102
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				182		182

Total comprehensive income						1,284

Common stock transactions:
Treasury shares reissued		(80)			313	233
Cash dividends declared			(993)			(993)

BALANCE AT MARCH 31, 2007	$22,972	$20,755	$9,662	$(273)	$(2,000)	$51,116

	MARCH 31,
	2007	2006

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	$190	$(419)
Less: Reclassification adjustment for net gains realized in net income, net of tax	8

Net unrealized gains (losses) on available-for-sale securities, net of tax	$182	$(419)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
NET CASH FLOWS FROM OPERATING ACTIVITIES	$368	$191

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(998)	(6,386)
Purchases of securities available for sale	(5,463)	(1,057)
Proceeds from call, maturity and principal payments on securities	8,518	4,768
Net increase in loans made to customers	(3,813)	(1,381)
Proceeds from disposition of other real estate	34
Purchase of premises and equipment	(391)	(168)

Net cash flows from investing activities	(2,113)	(4,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	3,660	(3,487)
Net increase in borrowings	4,800	117
Dividends paid	(993)	(962)
Treasury shares reissued	233	446

Net cash flows from financing activities	7,700	(3,886)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,955	(7,919)

CASH AND CASH EQUIVALENTS
Beginning of period	14,375	19,237

End of period	$20,330	$11,318

SUPPLEMENTAL DISCLOSURES
Interest paid	$3,205	$2,639
Income taxes paid	$0	$0
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     1.) Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2006, included in our Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     2.) Reclassifications:
     Certain items contained in the 2006 financial statements have been reclassified to conform to the presentation for 2007. Such reclassifications had no effect on the net results of operations.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS
	March 31,
	2007	2006

Proceeds on securities sold	$None	$None
Gross realized gains	None	None
Gross realized losses	None	None

Proceeds on securities called	$617	$None
Gross realized gains	12	None
Gross realized losses	None	None
     Securities available for sale, carried at fair value, totaled $109,425 at March 31, 2007 and $108,484 at December 31, 2006 representing 47.3% and 46.5%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
     Investment securities with a carrying value of approximately $88,302 at March 31, 2007 and $75,489 at December 31, 2006 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated market value of debt securities at March 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	AMORTIZED	ESTIMATED
	COST	FAIR VALUE
Investment securities available for sale

Due in one year or less	$2,834	$2,825
Due after one year through five years	7,492	7,437
Due after five years through ten years	3,168	3,017
Due after ten years	35,748	36,191

	49,242	49,470
Mortgage-backed securities	57,016	56,374

	$106,258	$105,844

	AMORTIZED	ESTIMATED
	COST	FAIR VALUE
Investment securities held to maturity

Due in one year or less	$1,360	$1,385
Due after one year through five years	5,432	5,397
Due after five years through ten years	34,406	34,284
Due after ten years	62,185	62,581

	103,383	103,647
Mortgage-backed securities	18,426	18,238

	$121,809	$121,885

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2007, are as follows:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Investment securities available for sale

U.S. Government agencies and corporations	$10,899	$18	$94	$10,823
Obligations of states and political subdivisions	9,439	320	2	9,757
Mortgage-backed and related securities	57,016	213	855	56,374
Corporate securities	28,904	147	161	28,890

Total debt securities	106,258	698	1,112	105,844
Other securities	3,581			3,581

Total available for sale	$109,839	$698	$1,112	$109,425

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Investment securities held to maturity

U.S. Treasury Securities	$142	$1	$	$143
U.S. Government agencies and corporations	73,705	5	701	73,009
Obligations of states and political subdivisions	29,536	973	14	30,495
Mortgage-backed and related securities	18,426	30	218	18,238

Total held to maturity	$121,809	$1,009	$933	$121,885

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2006:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Investment securities available for sale

U.S. Government agencies and corporations	$12,919	$13	$136	$12,796
Obligations of states and political subdivisions	9,451	348	1	9,798
Mortgage-backed and related securities	55,062	192	1,057	54,197
Corporate securities	28,160	101	149	28,112

Total debt securities	105,592	654	1,343	104,903
Other securities	3,581			3,581

Total available for sale	$109,173	$654	$1,343	$108,484

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Investment securities held to maturity

U.S. Treasury Securities	$143	$	$	$143
U.S. Government agencies and corporations	73,743		1,239	72,504
Obligations of states and political subdivisions	31,009	1,067	13	32,063
Mortgage-backed and related securities	19,724		298	19,426

Total held to maturity	$124,619	$1,067	$1,550	$124,136

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

	CONTRACT OR
	NOTIONAL AMOUNT
	March 31,	December 31,
	2007	2006
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$2,362	$3,102
Variable	35,195	44,422
Standby letters of credit	1,810	1,810
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
     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts owned accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at March 31, 2007 totaled $11,522 and $9,827 at December 31, 2006. The total average daily balance of overdrafts used in 2007 was $143 and $151 in 2006, or approximately 1.2% of the total aggregate overdraft protection available to depositors at March 31, 2007 and 1.5% at December 31, 2006.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2007	2006
1-4 family residential mortgages	30.6%	30.7%
Commercial mortgages	52.5%	51.7%
Consumer loans	3.8%	3.8%
Commercial loans	7.9%	8.5%
Home equity loans	5.2%	5.3%
     There are $461 in mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2007, and $109 at December 31, 2006. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Loans accounted for on a non-accrual basis	$3,181	$3,923

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	107	NONE

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the three months ended March 31, 2007 and 2006.

	March 31,	March 31,
	2007	2006
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$72	$120

Interest income actually included in income on the loans	4	2
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
     Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 2007, the recorded investment in impaired loans was $1,530 while the related portion of the allowance for loan losses was $704. At December 31, 2006, there were $1,939 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $815.
     Loans in the amount of $12,244 as of March 31, 2007, and $13,765 as of December 31, 2006 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following is an analysis of the allowance for loan losses for the periods ended March 31, 2007 and March 31, 2006:

	THREE MONTHS
	2007	2006
Balance at beginning of period	$2,211	$2,168
Loan charge-offs:
1-4 family residential mortgages	—	5
Commercial mortgages	115	20
Consumer loans and other loans	34	38
Commercial loans	—	—
Home equity loans	—	—

	149	63
Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—
Commercial mortgages	—	—
Consumer loans and other loans	21	27
Commercial loans	—	4
Home equity loans	—	—

	21	31

Net charge-offs	(128)	(32)

Provision charged to operations	—	66

Balance at end of period	$2,083	$2,202

Ratio of annualized net charge-offs to average loans outstanding	0.25%	0.07%

     Charge-offs in the first quarter of 2007 includes an impaired loan in the amount of $98 for which a specific loss reserve had previously been established.
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

	THREE MONTHS ENDED
	March 31,
	2007	2006
Net Income	$1,102	$1,175
Weighted average common shares outstanding*	4,511,378	4,458,172

Basic earnings per share*	$0.24	$0.26
Diluted earnings per share*	$0.24	$0.26
Dividends declared per share*	$0.22	$0.21

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the 2% stock dividend of January 1, 2007.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	March 31, 2007			DECEMBER 31, 2006			March 31, 2006
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$8,773	$114	5.3%	$4,228	$215	5.1%	$3,500	$38	4.4%
Investment securities (1) (2)	231,391	3,249	5.6%	234,969	12,935	5.5%	238,304	3,221	5.4%
Loans (2) (3)	208,869	3,803	7.3%	195,838	14,381	7.4%	188,272	3,332	7.2%

Total interest-earning assets	449,033	$7,166	6.4%	435,035	$27,531	6.3%	430,076	$6,591	6.2%

Cash and due from banks	8,440			8,733			9,236
Bank premises and equipment	4,898			4,226			4,116
Other assets	13,409			12,365			11,931

Total non-interest-earning assets	26,747			25,324			25,283

Total Assets	$475,780			$460,359			$455,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$44,363	$189	1.7%	$47,415	$752	1.6%	$46,359	$162	1.4%
Savings	80,245	201	1.0%	82,845	850	1.0%	85,260	215	1.0%
Time	173,433	1,992	4.7%	161,050	6,907	4.3%	157,423	1,557	4.0%

Total interest-bearing deposits	298,041	2,382	3.2%	291,310	8,509	2.9%	289,042	1,934	2.7%
Federal funds purchased	—	—	—	478	25	5.3%	81	1	4.8%
Other borrowings	65,550	834	5.2%	58,773	3,048	5.2%	57,546	718	5.1%

Total interest-bearing liabilities	363,591	$3,216	3.6%	350,561	$11,582	3.3%	346,669	$2,653	3.1%

Demand deposits	57,747			57,271			56,845
Other liabilities	3,473			3,214			3,075
Shareholders’ equity	50,969			49,313			48,770

Total liabilities and Shareholders’ equity	$475,780			$460,359			$455,359

Net interest income		$3,950			$15,949			$3,938

Net interest rate spread (4)			2.8%			3.0%			3.1%

Net interest margin (5)			3.5%			3.7%			3.7%

Ratio of interest-earning assets to interest-bearing liabilities			1.23			1.24			1.24

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $18 and $218 for 2007, $90 and $944 for December 31, 2006, and $26 and $246 for March 2006.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)

SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006

SUMMARY OF OPERATIONS
Total interest income	$6,930	$6,889	$6,796	$6,493	$6,319
Total interest expense	3,216	3,166	2,980	2,783	2,653

NET INTEREST INCOME (NII)	3,714	3,723	3,816	3,710	3,666
Provision for loan losses	—	50	45	64	66

NII after loss provision	3,714	3,673	3,771	3,646	3,600
Security gains (losses)	12	—	—	18	—
Gain on sale of loans	16	37	13	42	14
Total other income	724	772	709	732	622
Total other expense	3,063	2,962	3,041	3,049	2,969

Income before tax	1,375	1,483	1,439	1,329	1,253
Net income	$1,102	$1,182	$1,143	$1,076	$1,175

Core earnings (1)	$1,086	$1,166	$1,139	$1,057	$1,021

Net income (Rolling 4 Quarters) (2)	$4,503	$4,576	$4,487	$4,195	$4,251
Core earnings (Rolling 4 Quarters)	$4,448	$4,383	$4,292	$4,143	$4,202

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.24	$0.26	$0.26	$0.24	$0.26
Net income, both basic and diluted (Rolling 4 Quarters)	1.00	1.02	1.01	0.94	0.96
Core income, both basic and diluted	0.24	0.26	0.25	0.24	0.23
Core income, both basic and diluted (Rolling 4 Quarters)	0.99	0.98	0.96	0.93	0.95
Cash dividends declared	0.22	0.22	0.21	0.21	0.21
Cash dividends declared (Rolling 4 Quarters)	0.86	0.85	1.05	1.05	1.05
Book value	11.33	11.25	10.93	10.67	10.89

BALANCE SHEET DATA
Assets	$480,854	$471,751	$466,633	$460,552	$456,658
Investments	231,234	233,103	230,819	233,365	236,551
Net loans	207,019	202,997	196,555	195,856	187,529
Deposits	359,478	355,818	353,640	343,480	346,888
Borrowings	66,815	62,015	59,925	65,458	58,228
Shareholders equity	51,116	50,592	50,001	48,659	48,565

AVERAGE BALANCES
Assets	$475,780	$469,753	$459,558	$456,944	$455,359
Investments	231,391	231,009	233,177	237,486	238,304
Net loans	206,736	200,502	196,915	190,897	186,083
Deposits	355,788	355,836	346,335	346,184	345,887
Borrowings	65,550	59,795	60,690	58,851	57,627
Shareholders equity	50,969	50,518	49,398	48,870	48,770

ASSET QUALITY RATIOS
Underperforming assets as a percentage of:
Total assets	0.71%	0.84%	0.83%	0.88%	0.78%
Equity plus allowance for loan losses	6.45	7.50	7.44	7.95	6.98
Tier I capital	6.69	7.77	7.70	8.07	7.12

FINANCIAL RATIOS
Return on average equity	8.65%	9.36%	9.26%	8.81%	9.64%
Return on average equity (Rolling 4 Quarters)	9.02	9.26	9.15	8.52	8.60
Return on average assets	0.93	1.01	0.99	0.94	1.03
Return on average assets (Rolling 4 Quarters)	0.97	0.99	0.98	0.93	0.95
Effective tax rate (4)	19.85	20.29	20.56	19.04	17.80
Net interest margin ratio	3.51	3.55	3.69	3.68	3.70

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period, adjusted retroactively for the stock dividends.

(4)	The effective tax rate for March 2006 is calculated before the $145 adjustment to the tax accrual estimate made in the first quarter of 2006.

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
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements Summary of Significant Accounting Policies” in the 2006 annual report on Form 10-K. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of these policies and related methodologies are more critical than others. There has been no material change in critical accounting estimates since those presented in the 2006 annual report on Form 10-K.

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
     Cash and cash equivalents increased by $9,012 from March 31, 2006 and by $5,955 from levels measured at year-end. The increase is mainly attributable to increased levels of deposits and borrowings, a decrease in the balance of the investment portfolio and a resultant increase in federal funds sold. Operating activities provided cash of $368 and $191 during the three months ended March 31, 2007 and 2006, respectively. Key differences stem mainly from: 1) a decrease in net income of $73 compared to March 31, 2006; 2) loans held for sale increased by $352 at March 31, 2007 as compared to an increase of $315 at March 31, 2006; 3) gains on the sale of investments was $12 at March 31, 2007 where there was none at March 31, 2006; 4) amortization on securities was $100 in 2007 compared to $141 in 2006; and 5) provision for loan loss was $66 at March 31, 2006 compared to none at March 31, 2007. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2007 and 2006, and the following table which details the cash flows from operating activities.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net Income	$1,102	$1,175
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	227	270
Provision for loan loss		66
Investment securities gains	(12)
Other real estate losses	1
Impact of loans held for sale	(352)	(315)
Changes in other assets and liabilities	(598)	(1,005)

Net cash flows from operating activities	$368	$191

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 0.85% for the three months ended March 31, 2007 and 1.72% for the three months ended March 31, 2006. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 4.1%. Capital ratios remained well in excess of regulatory minimums.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
Tier 1 Capital	$51,264	$50,913
Tier 2 Capital	2,099	2,238

TOTAL QUALIFYING CAPITAL	$53,363	$53,151

Risk Adjusted Total Assets (*)	$269,122	$266,686

Tier 1 Risk-Based Capital Ratio	19.05%	19.09%

Total Risk-Based Capital Ratio	19.83%	19.93%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.77%	11.04%

(*)	Includes off-balance sheet exposures.
     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $476,085 for the three months ended March 31, 2007 and $461,215 for the year ended December 31, 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of March, 31, 2007 and December 31, 2006. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	March 31,	Dec 31,	Well	Adequately
	2007	2006	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	19.83%	19.93%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	19.05%	19.09%	6.00%	4.00%

Tier 1 capital to average assets	10.77%	11.04%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
First Three Months of 2007 as Compared to First three Months of 2006
Analysis of Net Interest Income

	INTEREST MARGIN YTD
	March 31, 2007			March 31, 2006
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS
Federal funds sold and other money market funds	$8,773	$114	5.3%	$3,500	$38	4.4%

Investment securities (1) (2)	231,391	3,249	5.6%	238,304	3,221	5.4%
Loans (2) (3)	208,869	3,803	7.3%	188,272	3,332	7.2%

Total interest-earning assets	$449,033	$7,166	6.4%	$430,076	$6,591	6.2%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$44,363	$189	1.7%	$46,359	$162	1.4%
Savings	80,245	201	1.0%	85,260	215	1.0%

Time	173,433	1,992	4.7%	157,423	1,557	4.0%

Total interest-bearing deposits	298,041	2,382	3.2%	289,042	1,934	2.7%
Federal funds purchased	—	—	0.0%	81	1	4.8%
Other borrowings	65,550	834	5.2%	57,546	718	5.1%

Total interest-bearing liabilities	$363,591	$3,216	3.6%	$346,669	$2,653	3.1%

Net interest income		$3,950			$3,938

Net interest rate spread (4)			2.8%			3.1%

Net interest margin (5)			3.5%			3.7%

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $18 and $218 for March 2007 and $26 and $246 for March 2006.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
     The increase in interest income was the product of a 4.4% year-over-year increase in average earning assets and a 21 basis point increase in interest rates earned, while the increase in interest expense was a product of a 4.9% increase in interest-bearing liabilities and a 48 basis point increase in rates paid. The net result was a 0.3% increase in net interest income on a fully tax equivalent basis and a 19 basis point decrease in the net interest margin.
     Interest and dividend income on securities registered an increase of $56, or 1.9%, during the quarter ended March 31, 2007 when compared to 2006. On a fully tax equivalent basis, income on investment securities increased by $28 or 0.9%. The average invested balances decreased by $6,913 from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 22 basis point increase in the tax equivalent yield of the portfolio.
     Interest and fees on loans increased by $479 or 14.5%, while on a fully tax equivalent basis, income on loans increased by $471 or 14.1%, for the three months of 2007 compared to 2006. A $20,597 increase in the average balance of the loan portfolio, or 10.9%, was accompanied by a 12 basis point increase in the portfolio’s tax equivalent yield.
     Other interest income increased by $76 from the same period a year ago. The average balance of federal funds sold and other money market funds increased by $5,273 or 150.7%. The yield increased by 87 basis points during the first three months of 2007 compared to 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Average interest-bearing demand deposits and money market accounts decreased by $1,996, and savings decreased by $5,015. The average rate paid on these products increased by 11 basis points in the aggregate. The average balance on time deposit products increased by $16,010, as the average rate paid increased by 65 basis points, from 4.0% to 4.7%.
     Compared to the same quarter last year, average borrowings and federal funds purchased increased by $7,923, while the average rate paid on borrowings increased by 9 basis points.
     Net interest income after provision for loan losses benefited from improving asset quality negating the need for any additional provision for loan loss, and contributed an additional $66,000 compared to the first quarter of a year ago.
Analysis of Other Income, Other Expense and Federal Income Tax
     Other income from all sources increased by $102 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $2 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $12 from year ago levels. Fees for other customer services increased by $39 due mainly to a $35 increase in service charge income on deposits. Earnings on bank owned life insurance increased by $42. Other sources of non-recurring non-interest income increased by $7 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
     Loan charge-offs during the first three months were $149 in 2007 compared to $63 in 2006, while the recovery of previously charged-off loans amounted to $21 in 2007 compared to $31 in 2006. The increase in charge-offs includes an impaired loan in the amount of $98 in 2007 for which a specific loss reserve had previously been established. A provision for loan loss of $66 was charged to operations in 2006 and none in 2007. Non-accrual loans at March 31, 2007 represented 1.5% of the loan portfolio compared to 1.8% at March 31, 2006.
     Total other expenses in the first three months were $3,063 in 2007 compared to $2,969 in 2006, an increase of $94, or 3.2%. Full time equivalent employment averaged 167 during the first three months of 2007 compared to 158 at March 31, 2006. Salaries and benefits increased by $142 or 8.5%, from the similar period a year ago. This increase is a combination of regular staff salary and benefit increases and an increase in full-time equivalent employment.
     For the first three months of 2007, state and local taxes increased by $7. Occupancy and equipment expense increased by $3 or 0.6%. Office supplies decreased by $18 with much of the decrease due to the timing of expenditures. Bank exam and audit expense decreased by $31, due again to differences in the timing of expenditures. All other expense categories decreased by 2.0%, or $9 as a group. This expense category is subject to fluctuation due to non-recurring items.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Income before income tax expense amounted to $1,375 for the first three months of 2007 compared to $1,253 for the similar period of 2006. The effective tax rate for the first three months was 19.9% in 2007 compared to 6.2% in 2006, resulting in income tax expense of $273 and $78 respectively. The difference in the effective tax rate primarily reflects a one time adjustment to tax expense of $145 due to a change in tax accrual estimate made in the first quarter of 2006. The effective tax rate before the $145 adjustment was 17.8% at March 31, 2006. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	March 31,
	2007	2006
Provision at statutory rate	$468	$426
Add (Deduct):
Tax effect of non-taxable income	(221)	(230)
Tax effect of non-deductible expense	26	27
Tax effect of change in estimate*	—	(145)

Federal income taxes	$273	$78

*	A one-time adjustment to tax accrual estimate made in the first quarter of 2006.
     Net income for the first three months registered $1,102 in 2007 compared to $1,175 in 2006, representing per share amounts of $0.24 in 2007 and $0.26 in 2006. Dividends declared per share were $0.22 in 2007 and $0.21 in 2006.
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) increased by $65, or 6.4% in the first three months of 2007 compared to 2006. Core earnings for the three months of 2007 were $1,086 compared to last year’s $1,021. Core earnings per share were $0.24 in 2007 and $0.23 in 2006. The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	Three Months Ended
	March 31
	2007	2006
GAAP Earnings	$1,102	$1,175
Investment security gains	(12)
Gain on sale of loans	(16)	(14)
Loss on sale of other real estate	1
Loss on disposition of fixed assets	2
Other non-recurring items*		(145)
Tax effect of adjustments	9	5

Core Earnings	$1,086	$1,021

Core earnings per share	$0.24	$0.23

*	Includes a one-time change in tax accrual estimate made in the first quarter of 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
Analysis of Assets and Liabilities
     Total cash and cash equivalents increased by $5,955 from year-end, and $9,012 from the twelve month period ending March 31, 2006. This increase is due mainly to increased federal funds sold, which increased by $7,175 from year-end and $9,850 from March 31, 2006, due to an increase in deposit and borrowing levels and a decrease in the balance of the investment portfolio. Bank management has elected to employ a higher level of federal funds sold due to the current and anticipated shape of the yield curve and to achieve a higher level of short-term liquidity needed to support increased loan demand.
     Investment securities decreased by $1,869 from year-end levels and by $5,317 from the same quarter a year ago as much of the proceeds have gone into short-term federal funds sold. The investment portfolio represented 64.3% of each deposit dollar, down from 68.2% a year ago.
     Loans net of the allowance for losses increased by $19,490 during the twelve month period from March 31, 2006 to March 31, 2007, and increased by $4,022 from year-end. Gross loans as a percentage of earning assets stood at 47.5% as of March 31, 2007 and 44.5% at March 31, 2006. The loan to deposit ratio at the end of the first three months of 2007 was 58.2% and 54.7% for the same period a year ago. The increase in loans has primarily resulted from a marketing campaign designed to increase market share for commercial and small business loans secured by real estate. At March 31, 2007 the loan loss allowance of $2,083 represented approximately 1.0% of outstanding loans, and at March 31, 2006, the loan loss allowance of $2,202 represented approximately 1.2% of outstanding loans.
     Premises and equipment increased by $262 from year-end and $915 from March 31, 2006. This is mainly due to $616 in construction in progress on a 2,500 square foot banking facility. The banking office will replace an existing leased bank location in the village of Windham. It is expected to open in mid to late May 2007.
     Other assets remained relatively steady increasing by $733 or 4.4% from year-end and $96 or 0.6% from March 31, 2006. Included in other assets is bank owned life insurance with a balance of $11,934 at March 31, 2007, $11,814 at December 31, 2006 and $11,381 at March 31, 2006.
     Non interest-bearing deposits decreased by $3,528 from year-end and $2,010 from twelve months ago. Interest-bearing deposits increased by $7,188 from year-end and $14,600 from March 31, 2006. The increase is due primarily to an increase in certificates of deposit in the amount of $100 or more, which increased by $18,436 from March 31, 2006. There are no brokered deposits among the Company’s deposit totals.
     Borrowings, mainly from Federal Home Loan Bank increased by $4,800 from year-end and $8,587 from March 31, 2006. Bank management elected to obtain $8,000 in FHLB advances during the previous twelve months to assist in funding an anticipated increase in loan demand. The average rate on the advances was 4.4%.
     Other liabilities also remained relatively stable ranging from $2,977 at March 31, 2006 to $3,326 at December 31, 2006 and $3,445 at March 31, 2007.

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
New Accounting Standards
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined there will be no impact of adopting this interpretation.
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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108 which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies used either the income statement or balance sheet approach to evaluate the materiality of statement misstatements. The income statement approach focused on current year misstatements while the balance sheet approach focused on the cumulative amount of misstatement present in the balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has analyzed SAB No. 108 and determined that its adoption will have no impact on the reported results of operations or financial condition.
     In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 (postretirement benefit plans) or APB No. 12 (deferred compensation plan). The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement; therefore, a liability should be recognized for future benefits. Issue 06-4 is effective for years beginning after December 15, 2007. Management is currently in the process of evaluating the impact of adoption of Issue 06-4.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     In September 2006, the Emerging Issues Task Force (EITF) ratified the consensus on Issue 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The consensus stipulates that the policy owner should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy in determining the amount recognized as an asset pursuant to FASB Technical Bulletin No. 85-4. The consensus in this Issue is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of Issue 06-5.
     In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans in the balance sheet, to recognize changes in the funded status in the year in which changes occur through comprehensive income, and to measure the funded status as of the balance sheet date. The requirement to recognize the funded status of benefit plans and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure the funded status as of the date of the balance sheet is effective for fiscal years ending after December 15, 2008. The Company has determined that its adoption of SFAS No. 158 will not have a material impact on its earnings, cash flows and financial position.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.
Available Information
     The Company files an annual report on Form 10K, quarterly reports on Form 10Q, current reports on Form 8K and amendments to those reports with the Securities and Exchange Commission (SEC) pursuant to Section 13 (a) or (15) d of the Exchange Act. The Company’s Internet address is www.cortland-banks.com. The Company makes available through this address, free of charge, the reports filed, as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2007 and December 31, 2006. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2007 and December 31, 2006 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands)
     Over the past twelve months, the Federal Reserve has increased its target rate for overnight federal funds by 50 basis points. At March 31, 2007, the difference between the yield on the ten-year Treasury and the three-month Treasury was a negative 39 basis points compared to a negative 31 basis points at December 31, 2006. With short-term rates exceeding longer-term rates the yield curve is inverted.
     The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $14,954 for the twelve month period ending March 31, 2008.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending
	Net Interest Income		$ Change in NII		% Change in NII
Changes in	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Interest Rates	2008	2007	2008	2007	2008	2007
Graduated increase of +300 basis points	$15,287	15,357	$333	$3	2.2%	0.0%
Short term rates unchanged	14,954	15,354
Graduated decrease of -300 basis points	14,913	15,391	(41)	37	(0.3)%	0.3%
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
Item 1A Risk Factors
     There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 15, 2007
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

	Exhibit 2	Not applicable

	Exhibit 3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note:
filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio. (1)

	Exhibit 3.2	Code of Regulations for the Bancorp, as amended (1) Code of Regulations, Cortland Savings and Banking (2)

	Exhibit 4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in 3.1 and 3.2. (1)

*	Exhibit 10.1	Group Term Carve Out Plan dated February 23,2001 and form of endorsement entered into in 2001 by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment (1)

*	Exhibit 10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr. (1)

*	Exhibit 10.3	Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of July 26, 2005 (1)

*	Exhibit 10.4	Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004 (1)

*	Exhibit 10.5	Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004 (1)

*	Exhibit 10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003 (1)

*	Exhibit 10.7	Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004 (1)

*	Exhibit 10.8	Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of March 1, 2004 (1)

*	Exhibit 10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001 (1)

*	Exhibit 10.10	Amended and Restated Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of May 1, 2004 (1)

*	Exhibit 10.11	Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of March 1, 2001, as amended by letter amendment dated February 12, 2004 (1)

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)

*	Exhibit 10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E.Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004 with Director Neil J. Kaback, and as of October 1, 2001 with Director Richard B. Thompson; as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson and Woofter (2) and Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of July 26, 2005 with Director Jerry A. Carleton (1)

*	Exhibit 10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002 and September 29, 2005 (1)

*	Exhibit 10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005 (1)

*	Exhibit 10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005 and with James M. Gasior as of November 5, 2005 (1)

*	Exhibit 10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002 (1)

*	Exhibit 10.17	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003 (1)

*	Exhibit 10.18	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003 (1)

*	Exhibit 10.19	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003 (1)

*	Exhibit 10.20	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002 (1)

*	Exhibit 10.21	Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003 (1)

*	Exhibit 10.22	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003 (1)

*	Exhibit 10.23	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003 (1)

*	Exhibit 10.24	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003 (1)

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (Continued)

*	Exhibit 10.25	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003 (1)

*	Exhibit 10.26	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003 (1)

*	Exhibit 10.27	Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002 (1), as amended on December 11, 2006. (2)

*	Exhibit 10.28	Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003 (1)

*	Exhibit 10.29	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003 (1)

*	Exhibit 10.30	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003 (1)

*	Exhibit 10.31	Severance Agreement Due to Change in Control of Cortland Bancorp entered by Cortland Bancorp and The Cortland Savings and Banking Company in January 2001 with each of Timothy Carney, Lawrence A. Fantauzzi, James M. Gasior, and Stephen A. Telego, Sr. (1)

*	Exhibit 10.32	Severance Agreement Due to Change in Control of Cortland Bancorp entered by Cortland Bancorp and The Cortland Savings and Banking Company in January 2001 with each of Marlene Lenio, Barbara Sandrock, and Danny L. White (1)

	Exhibit 11	See Note (6) of the Financial Statements

	Exhibit 15	Not applicable

	Exhibit 18	Not applicable

	Exhibit 19	Not applicable

	Exhibit 22	Not applicable

	Exhibit 23	Not applicable

	Exhibit 24	Not applicable

	Exhibit 31.1	CEO certification (Filed herewith)

	Exhibit 31.2	CFO certification (Filed herewith)

	Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer required under Section 906 of Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management contract or compensatory plan or arrangement

(1)	Filed previously as an Exhibit to form 10-K filed on March 15, 2006

(2)	Filed previously as an Exhibit to form 10-K filed on March 15, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp
(Registrant)
DATED: May 8, 2007	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President (Chief Executive Officer)

DATED: May 8, 2007	/s/ James M. Gasior
James M. Gasior
Secretary (Chief Financial Officer)