Form 10-Q
period 2007-06-30
CORTLAND BANCORP INC
filed 2007-08-09
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check One): Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, No Par Value	SHARES OUTSTANDING at August 6, 2007 4,452,820 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)	(Audited)
	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS
Cash and due from banks	$8,267	$10,100
Federal funds sold	325	4,275

Total cash and cash equivalents	8,592	14,375

Investment securities available for sale (Note 3)	119,060	108,484
Investment securities held to maturity (approximate market value of $119,966 at June 30, 2007 and $124,136 at December 31, 2006 (Note 3)	121,211	124,619
Total loans (Note 4)	215,665	205,208
Less allowance for loan losses (Note 4)	(2,041)	(2,211)

Net loans	213,624	202,997

Premises and equipment	5,275	4,780
Other assets	17,874	16,496

Total assets	$485,636	$471,751

LIABILITIES
Noninterest-bearing deposits	$57,259	$60,983
Interest-bearing deposits	314,550	294,835

Total deposits	371,809	355,818

Federal Home Loan Bank advances and other borrowings	61,188	62,015
Other liabilities	3,380	3,326

Total liabilities	436,377	421,159

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,594,344 shares in both 2007 and 2006 (Note 1)	22,972	22,972
Additional paid-in capital (Note 1)	20,666	20,835
Retained earnings	9,740	9,553
Accumulated other comprehensive income (loss) (Note 1)	(873)	(455)
Treasury shares at cost, 154,502 at June 30, 2007 and 95,809 at December 31, 2006	(3,246)	(2,313)

Total shareholders’ equity	49,259	50,592

Total liabilities and shareholders’ equity	$485,636	$471,751

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$3,916	$3,452	$7,701	$6,758
Interest and dividends on investment securities:
Taxable interest income	1,647	1,464	3,256	2,867
Nontaxable interest income	462	518	939	1,049
Dividends	61	53	114	98
Interest on mortgage-backed securities	993	990	1,885	1,986
Other interest income	172	16	286	54

Total interest income	7,251	6,493	14,181	12,812

INTEREST EXPENSE
Deposits	2,658	2,027	5,040	3,961
Borrowed funds	837	756	1,671	1,475

Total interest expense	3,495	2,783	6,711	5,436

Net interest income	3,756	3,710	7,470	7,376
Provision for loan losses	—	64	—	130

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,756	3,646	7,470	7,246

OTHER INCOME
Fees for other customer services	575	566	1,116	1,068
Investment securities gains — net	20	18	32	18
Gain on sale of loans — net	27	42	43	56
Loss on sale of other real estate owned — net	(1)	(28)	(1)	(28)
Earnings on bank owned life insurance	127	105	258	194
Other non-interest income	17	29	41	46

Total other income	765	732	1,489	1,354

OTHER EXPENSES
Salaries and employee benefits	1,812	1,691	3,632	3,369
Net occupancy and equipment expense	458	441	926	906
State and local taxes	147	139	293	278
Bank exam and audit expense	102	125	196	250
Office supplies	99	70	185	174
Other operating expenses	588	583	1,037	1,041

Total other expenses	3,206	3,049	6,269	6,018

INCOME BEFORE FEDERAL INCOME TAXES	1,315	1,329	2,690	2,582

Federal income taxes	258	253	531	331

NET INCOME	$1,057	$1,076	$2,159	$2,251

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$0.24	$0.48	$0.50

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$0.24	$0.48	$0.50

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.22	$0.44	$0.43

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

SIX MONTHS ENDED JUNE 30 2006:

BALANCE AT JANUARY 1, 2006	$22,523	$20,211	$10,310	($877)	($3,842)	$48,325
Comprehensive income:
Net income			2,251			2,251
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available-for-sale securities, net of reclassification adjustment				(668)		(668)

Total comprehensive income						1,583

Common stock transactions:
Treasury shares reissued		(197)			875	678
Cash dividends declared			(1,927)			(1,927)

BALANCE AT JUNE 30, 2006	$22,523	$20,014	$10,634	($1,545)	($2,967)	$48,659

SIX MONTHS ENDED JUNE 30, 2007

BALANCE AT JANUARY 1, 2007	$22,972	$20,835	$9,553	$(455)	$(2,313)	$50,592
Comprehensive income:
Net income			2,159			2,159
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(418)		(418)

Total comprehensive income						1,741

Common stock transactions:
Treasury shares reissued		(169)			640	471
Treasury shares purchased					(1,573)	(1,573)
Cash dividends declared			(1,972)			(1,972)

BALANCE AT JUNE 30, 2007	$22,972	$20,666	$9,740	$(873)	$(3,246)	$49,259

	JUNE 30,
	2007	2006

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:
Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	$(397)	$(656)
Less: Reclassification adjustment for net gains realized in net income, net of tax	21	12

Net unrealized gains (losses) on available-for-sale securities, net of tax	$(418)	$(668)

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2007	2006
NET CASH FLOWS FROM OPERATING ACTIVITIES	$752	$1,919

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(11,913)	(8,385)
Purchases of securities available for sale	(22,275)	(3,285)
Proceeds from sales of securities available for sale		1,006
Proceeds from call, maturity and principal payments on securities	26,248	10,694
Net increase in loans made to customers	(9,961)	(9,925)
Proceeds from disposition of other real estate	34	135
Purchase of premises and equipment	(758)	(293)

Net cash flows from investing activities	(18,625)	(10,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	15,991	(6,895)
Net (decrease) increase in borrowings	(827)	7,347
Dividends paid	(1,972)	(1,927)
Treasury shares purchased	(1,573)
Treasury shares reissued	471	678

Net cash flows from financing activities	12,090	(797)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,783)	(8,931)

CASH AND CASH EQUIVALENTS
Beginning of period	14,375	19,237

End of period	$8,592	$10,306

SUPPLEMENTAL DISCLOSURES
Interest paid	$6,625	$5,384
Income taxes paid	$550	$650
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     1.) Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2006, included in our Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS		SIX MONTHS
	June 30,		June 30,
	2007	2006	2007	2006

Proceeds on securities sold	$None	$1,006	$None	$1,006
Gross realized gains	None	6	None	6
Gross realized losses	None	None	None	None

Proceeds on securities called	$2,214	$480	$2,831	$480
Gross realized gains	20	12	32	12
Gross realized losses	None	None	None	None
     Securities available for sale, carried at fair value, totaled $119,060 at June 30, 2007 and $108,484 at December 31, 2006 representing 49.6% and 46.5%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
     Investment securities with a carrying value of approximately $85,810 at June 30, 2007 and $75,489 at December 31, 2006 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated market value of debt securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	AMORTIZED	ESTIMATED
Investment securities available for sale	COST	FAIR VALUE
Due in one year or less	$1,443	$1,438
Due after one year through five years	7,392	7,290
Due after five years through ten years	4,345	4,207
Due after ten years	36,133	36,444

	49,313	49,379
Mortgage-backed securities	67,488	66,100

	$116,801	$115,479

	AMORTIZED	ESTIMATED
Investment securities held to maturity	COST	FAIR VALUE
Due in one year or less	$50	$53
Due after one year through five years	5,432	5,361
Due after five years through ten years	35,905	35,430
Due after ten years	63,138	62,859

	104,525	103,703
Mortgage-backed securities	16,686	16,263

	$121,211	$119,966

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2007, are as follows:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$13,420	$29	$122	$13,327
Obligations of states and political subdivisions	8,849	237	12	9,074
Mortgage-backed and related securities	67,488	178	1,566	66,100
Corporate securities	27,044	111	177	26,978

Total debt securities	116,801	555	1,877	115,479
Other securities	3,581			3,581

Total available for sale	$120,382	$555	$1,877	$119,060

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$141	$	$2	$139
U.S. Government agencies and corporations	76,170	1	1,491	74,680
Obligations of states and political subdivisions	28,214	702	32	28,884
Mortgage-backed and related securities	16,686		423	16,263

Total held to maturity	$121,211	$703	$1,948	$119,966

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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     4.) Concentration of Credit Risk and Off Balance Sheet Risk:
     The Company currently does not enter into derivative financial instruments including futures, forwards, interest rate risk swaps, option contracts, or other financial instruments with similar characteristics. The Company also does not participate in any partnerships that might give rise to off-balance sheet liabilities.
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

	CONTRACT OR
	NOTIONAL AMOUNT
	June 30,	December 31,
	2007	2006
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$1,754	$3,102
Variable	36,481	44,422
Standby letters of credit	2,213	1,810
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
     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts owned accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at June 30, 2007 totaled $11,491 and $9,827 at December 31, 2006. The total average daily balance of overdrafts used in 2007 was $143 and $151 in 2006, or approximately 1.2% of the total aggregate overdraft protection available to depositors at June 30, 2007 and 1.5% at December 31, 2006.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2007	2006
1-4 family residential mortgages	31.0%	30.7%
Commercial mortgages	52.2%	51.7%
Consumer loans	4.4%	3.8%
Commercial loans	7.2%	8.5%
Home equity loans	5.2%	5.3%
     There is $918 in mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2007, and $109 at December 31, 2006. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Loans accounted for on a non-accrual basis	$2,774	$3,923
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE
Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	105	NONE

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the six months ended June 30, 2007 and 2006.

	June 30,	June 30,
	2007	2006
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$122	$228
Interest income actually included in income on the loans	6	13
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
     Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 2007, the recorded investment in impaired loans was $1,529 while the related portion of the allowance for loan losses was $725. At December 31, 2006, there were $1,939 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $815.
     Loans in the amount of $15,615 as of June 30, 2007, and $13,765 as of December 31, 2006 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
     The following is an analysis of the allowance for loan losses for the periods ended June 30, 2007 and June 30, 2006:

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
Balance at beginning of period	$2,083	$2,202	$2,211	$2,168
Loan charge-offs:
1-4 family residential mortgages	14	—	14	5
Commercial mortgages	—	—	115	20
Consumer loans and other loans	53	61	87	99
Commercial loans	—	37	—	37
Home equity loans	—	—	—	—

	67	98	216	161

Recoveries on previous loan losses:
1 - 4 family residential mortgages	—	—	—	—
Commercial mortgages	1	—	1	—
Consumer loans and other loans	23	12	44	39
Commercial loans	1	—	1	4
Home equity loans	—	—	—	—

	25	12	46	43

Net charge-offs	(42)	(86)	(170)	(118)

Provision charged to operations	—	64	—	130

Balance at end of period	$2,041	$2,180	$2,041	$2,180

Ratio of annualized net charge-offs to average loans outstanding	0.08%	0.18%	0.16%	0.12%

     Charge-offs in 2007 include an impaired loan in the amount of $98 for which a specific loss reserve had previously been established.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share and share amounts)
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2007	2006	2007	2006

Net Income	$1,057	$1,076	$2,159	$2,251
Weighted average common shares outstanding*	4,492,808	4,471,365	4,502,042	4,464,805

Basic earnings per share*	$0.24	$0.24	$0.48	$0.50
Diluted earnings per share*	$0.24	$0.24	$0.48	$0.50
Dividends declared per share*	$0.22	$0.22	$0.44	$0.43

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the 2% stock dividend of January 1, 2007
7.) Stock Repurchase Program
     On February 27, 2007, the Company’s Board of Directors approved a Stock Repurchase Program which permitted the Company to repurchase up to 100,000 shares of its outstanding common shares in the over-the-counter market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on February 27, 2007, the commitment to repurchase the stock over the program was approximately $1,715. The repurchase program will terminate upon the earlier to occur of the purchase of 100,000 shares or February 28, 2009. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Under the program the Company repurchased 85,214 shares. The Company also reissued 26,521 shares to existing shareholders through its dividend reinvestment program during 2007.
8.) Subordinated Debt
     On June 12, 2007, the Board of Directors for the Cortland Bancorp authorized the Company to form a statutory trust for the purposes of issuing $5 million in floating rate trust preferred securities. The purpose of the statutory trust is to sell the trust preferred securities to investors and use the proceeds to purchase a subordinated note from the Bancorp. This would become the trust’s sole asset, and cash flows from the note would largely mirror the dividends payable on the trust preferred security. On July 31, 2007, to take advantage of favorable pricing conditions, the above events occurred and the transaction closed. The Company will use the proceeds to support general business purposes, including the repurchase of the Company’s common stock.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	June 30, 2007			December 31, 2006			June 30, 2006
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$10,919	$286	5.3%	$4,228	$215	5.1%	$2,427	$54	4.5%
Investment securities (1) (2)	235,274	6,621	5.6%	234,969	12,935	5.5%	237,893	6,487	5.5%
Loans (2) (3)	210,760	7,738	7.4%	195,838	14,381	7.4%	190,685	6,807	7.2%

Total interest-earning assets	456,953	$14,645	6.4%	435,035	$27,531	6.3%	431,005	$13,348	6.2%

Cash and due from banks	8,449			8,733			8,975
Bank premises and equipment	5,047			4,226			4,130
Other assets	13,770			12,365			12,105

Total non-interest-earning assets	27,266			25,324			25,210

Total Assets	$484,219			$460,359			$456,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$45,106	$395	1.8%	$47,415	$752	1.6%	$47,198	$345	1.5%
Savings	79,843	403	1.0%	82,845	850	1.0%	84,693	431	1.0%
Time	181,371	4,242	4.7%	161,050	6,907	4.3%	156,921	3,185	4.1%

Total interest-bearing deposits	306,320	5,040	3.3%	291,310	8,509	2.9%	288,812	3,961	2.8%
Federal funds purchased	—	—	—	478	25	5.3%	742	19	5.2%
Other borrowings	65,244	1,671	5.2%	58,773	3,048	5.2%	57,500	1,456	5.1%

Total interest-bearing liabilities	371,564	$6,711	3.6%	350,561	$11,582	3.3%	347,054	$5,436	3.2%

Demand deposits	57,860			57,271			57,225
Other liabilities	3,807			3,214			3,056
Shareholders’ equity	50,988			49,313			48,880

Total liabilities and Shareholders’ equity	$484,219			$460,359			$456,215

Net interest income		$7,934			$15,949			$7,912

Net interest rate spread (4)			2.8%			3.0%			3.1%

Net interest margin (5)			3.5%			3.7%			3.7%

Ratio of interest-earning assets to interest-bearing liabilities			1.23			1.24			1.24

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $37 and $427 for 2007, $90 and $944 for December 31, 2006, and $49 and $487 for June 2006.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	June 30, 2007			March 31, 2007			June 30, 2006
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and other money market funds	$13,042	$172	5.3%	$8,773	$114	5.3%	$1,366	$16	4.9%
Investment securities (1) (2)	239,114	3,367	5.6%	231,391	3,249	5.6%	237,486	3,265	5.5%
Loans (2) (3)	212,630	3,935	7.3%	208,869	3,803	7.3%	193,071	3,474	7.2%

Total interest-earning assets	464,786	$7,474	6.4%	449,033	$7,166	6.4%	431,923	$6,755	6.3%

Cash and due from banks	8,457			8,440			8,717
Bank premises and equipment	5,194			4,898			4,143
Other assets	14,128			13,409			12,161

Total non-interest-earning assets	27,779			26,747			25,021

Total Assets	$492,565			$475,780			$456,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$45,843	$206	1.8%	$44,363	$189	1.7%	$48,028	$183	1.5%
Savings	79,444	201	1.0%	80,245	201	1.0%	84,130	216	1.0%
Time	189,221	2,251	4.8%	173,433	1,992	4.7%	156,426	1,628	4.2%

Total interest-bearing deposits	314,508	2,658	3.4%	298,041	2,382	3.2%	288,584	2,027	2.8%

Federal funds purchased	—			—	—	—	1,396	19	5.2%
Other borrowings	64,941	837	5.2%	65,550	834	5.2%	57,455	737	5.1%

Total interest-bearing liabilities	379,449	$3,495	3.7%	363,591	$3,216	3.6%	347,435	$2,783	3.2%

Demand deposits	57,156			57,747			57,600
Other liabilities	4,138			3,473			3,039
Shareholders’ equity	51,822			50,969			48,870

Total liabilities and Shareholders’ equity	$492,565			$475,780			$456,944

Net interest income		$3,979			$3,950			$3,972

Net interest rate spread (4)			2.7%			2.8%			3.0%

Net interest margin (5)			3.4%			3.5%			3.7%

Ratio of interest-earning assets to interest-bearing liabilities			1.22			1.23			1.24

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $19 and $204 for June 30, 2007, $18 and $218 for March 31, 2007 and $22 and $240 for June 2006.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006

SUMMARY OF OPERATIONS
Total interest income	$7,251	$6,930	$6,889	$6,796	$6,493
Total interest expense	3,495	3,216	3,166	2,980	2,783

NET INTEREST INCOME (NII)	3,756	3,714	3,723	3,816	3,710
Provision for loan losses	—	—	50	45	64

NII after loss provision	3,756	3,714	3,673	3,771	3,646
Security gains (losses)	20	12	—	—	18
Gain on sale of loans	27	16	37	13	42
Total other income	765	724	747	709	732
Total other expense	3,206	3,063	2,962	3,041	3,049

Income before tax	1,315	1,375	1,483	1,439	1,329
Net income	$1,057	$1,102	$1,182	$1,143	$1,076

Core earnings (1)	$1,028	$1,086	$1,166	$1,139	$1,057

Net income (Rolling 4 Quarters) (2)	$4,484	$4,503	$4,576	$4,487	$4,195
Core earnings (Rolling 4 Quarters)	$4,419	$4,448	$4,383	$4,292	$4,143

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.24	$0.24	$0.26	$0.26	$0.24
Net income, both basic and diluted (Rolling 4 Quarters)	1.00	1.00	1.02	1.01	0.94
Core income, both basic and diluted	0.23	0.24	0.26	0.25	0.24
Core income, both basic and diluted (Rolling 4 Quarters)	0.98	0.99	0.98	0.96	0.93
Cash dividends declared	0.22	0.22	0.22	0.21	0.21
Cash dividends declared (Rolling 4 Quarters)	0.87	0.86	0.85	1.05	1.05
Book value	11.09	11.33	11.25	10.93	10.67

BALANCE SHEET DATA
Assets	$485,636	$480,854	$471,751	$466,633	$460,552
Investments	240,271	231,234	233,103	230,819	233,365
Net loans	213,624	207,019	202,997	196,555	195,856
Deposits	371,809	359,478	355,818	353,640	343,480
Borrowings	61,188	66,815	62,015	59,925	65,458
Shareholders equity	49,259	51,116	50,592	50,001	48,659

AVERAGE BALANCES
Assets	$492,565	$475,780	$469,753	$459,558	$456,944
Investments	239,114	231,391	231,009	233,177	237,486
Net loans	210,568	206,736	200,502	196,915	190,897
Deposits	371,664	355,788	355,836	346,335	346,184
Borrowings	64,941	65,550	59,795	60,690	58,851
Shareholders equity	51,822	50,969	50,518	49,398	48,870

ASSET QUALITY RATIOS
Underperforming assets as a percentage of:
Total assets	0.62%	0.71%	0.84%	0.83%	0.88%
Equity plus allowance for loan losses	5.89	6.45	7.50	7.44	7.95
Tier I capital	6.04	6.69	7.77	7.70	8.07

FINANCIAL RATIOS
Return on average equity	8.16%	8.65%	9.36%	9.26%	8.81%
Return on average equity (Rolling 4 Quarters)	8.85	9.02	9.26	9.15	8.52
Return on average assets	0.86	0.93	1.01	0.99	0.94
Return on average assets (Rolling 4 Quarters)	0.95	0.97	0.99	0.98	0.93
Effective tax rate (4)	19.62	19.85	20.29	20.56	19.04
Net interest margin ratio	3.38	3.51	3.55	3.69	3.68

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period, adjusted retroactively for the stock dividends.

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
     Cash and cash equivalents decreased by $1,714 from June 30, 2006 and by $5,783 from levels measured at year-end. The decrease is mainly attributable to a decrease in federal funds sold. Operating activities provided cash of $752 and $1,919 during the six months ended June 30, 2007 and 2006, respectively. Key differences stem mainly from: 1) a decrease in net income of $92 compared to June 30, 2006; 2) loans held for sale increased by $809 at June 30, 2007 as compared to an increase of $171 at June 30, 2006; 3) gains on the sale of investments was $32 at June 30, 2007 where there was $18 at June 30, 2006; 4) amortization on securities was $172 in 2007 compared to $263 in 2006; 5) provision for loan loss was $130 at June 30, 2006 compared to none at June 30, 2007; and 6) an asset for FHLMC payments receivable of $467 was recorded at June 30, 2007, an increase of $195 from December 31, 2006, while the balance at June 30, 2006 was $187. an increase of $3. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 2007 and 2006, and the following table which details the cash flows from operating activities.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006

Net Income	$2,159	$2,251
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	431	505
Provision for loan loss		130
Investment securities gains	(32)	(18)
Other real estate losses	1	28
Impact of loans held for sale	(809)	(171)
Changes in:
FHLMC payments receivable	(195)	(3)
Other assets and liabilities	(803)	(803)

Net cash flows from operating activities	$752	$1,919

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 0.7% for the six months ended June 30, 2007 and 1.3% for the six months ended June 30, 2006. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of 5.3%. Capital ratios remained well in excess of regulatory minimums.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
Tier 1 Capital	$50,016	$50,913
Tier 2 Capital	2,048	2,238

TOTAL QUALIFYING CAPITAL	$52,064	$53,151

Risk Adjusted Total Assets (*)	$277,706	$266,686

Tier 1 Risk-Based Capital Ratio	18.01%	19.09%

Total Risk-Based Capital Ratio	18.75%	19.93%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.32%	11.04%

(*)	Includes off-balance sheet exposures.
     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $484,516 for the six months ended June 30, 2007 and $461,215 for the year ended December 31, 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of June, 30, 2007 and December 31, 2006. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	June 30,	Dec 31,	Well	Adequately
	2007	2006	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	18.75%	19.93%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	18.01%	19.09%	6.00%	4.00%

Tier 1 capital to average assets	10.32%	11.04%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
First Six Months of 2007 as Compared to First Six Months of 2006
Analysis of Net Interest Income

	INTEREST MARGIN YTD
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

INTEREST-EARNING ASSETS
Federal funds sold and other money market funds	$10,919	$286	5.3%	$2,427	$54	4.5%
Investment securities (1) (2)	235,274	6,621	5.6%	237,893	6,487	5.5%
Loans (2) (3)	210,760	7,738	7.4%	190,685	6,807	7.2%

Total interest-earning assets	$456,953	$14,645	6.4%	$431,005	$13,348	6.2%

INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$45,106	$395	1.8%	$47,198	$345	1.5%
Savings	79,843	403	1.0%	84,693	431	1.0%
Time	181,371	4,242	4.7%	156,921	3,185	4.1%

Total interest-bearing deposits	306,320	5,040	3.3%	288,812	3,961	2.8%

Federal funds purchased	—	—	0.0%	742	19	5.2%
Other borrowings	65,244	1,671	5.2%	57,500	1,456	5.1%

Total interest-bearing liabilities	$371,564	$6,711	3.6%	$347,054	$5,436	3.2%

Net interest income		$7,934			$7,912

Net interest rate spread (4)			2.8%			3.1%

Net interest margin (5)			3.5%			3.7%

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $37 and $427 for June 2007 and $49 and $487 for June 2006.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
     The increase in interest income was the product of a 6.0% year-over-year increase in average earning assets and a 21 basis point increase in interest rates earned, while the increase in interest expense was a product of a 7.1% increase in interest-bearing liabilities and a 48 basis point increase in rates paid. The net result was a 0.3% increase in net interest income on a fully tax equivalent basis and a 20 basis point decrease in the Company’s net interest margin ratio.
     Interest and dividend income on securities registered an increase of $194 or 3.2%, during the six months ended June 30, 2007 when compared to 2006. On a fully tax equivalent basis, income on investment securities increased by $134 or 2.1%. The average invested balances decreased by $2,619 from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by an 18 basis point increase in the tax equivalent yield of the portfolio.
     Interest and fees on loans increased by $943 or 14.0%, while on a fully tax equivalent basis, income on loans increased by $931 or 13.7%, for the six months of 2007 compared to 2006. A $20,075 increase in the average balance of the loan portfolio, or 10.5%, was accompanied by a 19 basis point increase in the portfolio’s tax equivalent yield.
     Other interest income increased by $232 from the same period a year ago. The average balance of federal funds sold and other money market funds increased by $8,492 or 350.0%. The yield increased by 78 basis points during the first six months of 2007 compared to 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
     Average interest-bearing demand deposits and money market accounts decreased by $2,092, while savings decreased by $4,850. The average rate paid on these products increased by 10 basis points in the aggregate. The average balance on time deposit products increased by $24,450, as the average rate paid increased by 62 basis points, from 4.1% to 4.7%.
     Compared to last year, average borrowings and federal funds purchased increased by $7,002, while the average rate paid on borrowings increased by 5 basis points.
     Net interest income after provision for loan losses benefited from improving asset quality negating the need for any additional provision for loan loss, and contributed an additional $130 compared to a year ago.
Analysis of Other Income, Other Expense and Federal Income Tax
     Other income from all sources increased by $135 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $13 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $14 from year ago levels. Fees for other customer services increased by $48 due in part to a $22 increase in service charge income on deposits. Earnings on bank owned life insurance increased by $64, reflecting increases in the investment yields associated with these policies. Loss on the sale of Other Real Estate Owned (OREO) was $1 at June 30, 2007, a decrease of $27 from the loss of $28 recorded at June 30, 2006. Other sources of non-recurring non-interest income decreased by $5 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
     Loan charge-offs during the first six months were $216 in 2007 compared to $161 in 2006, while the recovery of previously charged-off loans amounted to $46 in 2007 compared to $43 in 2006. The increase in charge-offs in 2007 includes an impaired loan in the amount of $98 for which a specific loss reserve had previously been established. Non-accrual loans at June 30, 2007 represented 1.3% of the loan portfolio compared to 2.0% at June 30, 2006.
     Total other expenses in the first six months were $6,269 in 2007 compared to $6,018 in 2006, an increase of $251 or 4.2%. Full time equivalent employment averaged 166 during the first six months of 2007 compared to 159 at June 30, 2006. Salaries and benefits increased by $263 or 7.8%, from the similar period a year ago. This increase is a combination of regular staff salary and benefit increases and an increase in full-time equivalent employment.
     For the first six months of 2007, state and local taxes increased by $15. Occupancy and equipment expense increased by $20 or 2.2%. Office supplies increased by $11. Bank exam and audit expense decreased by $54, due to differences in the timing of expenditures. All other expense categories decreased by 0.4%, or $4 as a group. This expense category is subject to fluctuation due to non-recurring items.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
     Income before income tax expense amounted to $2,690 for the first six months of 2007 compared to $2,582 for the similar period of 2006. The effective tax rate for the first six months was 19.7% in 2007 compared to 12.8% in 2006, resulting in income tax expense of $531 and $331, respectively. The difference in the effective tax rate primarily reflects a one-time adjustment to tax expense of $145 due to a change in tax accrual estimate made in the first quarter of 2006. The effective tax rate before the $145 adjustment was 18.4% at June 30, 2006. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	Six Months Ended
	June 30,
	2007	2006

Provision at statutory rate	$915	$878
Add (Deduct):
Tax effect of non-taxable income	(434)	(457)
Tax effect of non-deductible expense	50	55
Tax effect of change in estimate*	—	(145)

Federal income taxes	$531	$331

*	A one-time adjustment to tax accrual estimate made in the first quarter of 2006.
     Net income for the first six months registered $2,159 in 2007 compared to $2,251 in 2006, representing per share amounts of $0.48 in 2007 and $0.50 in 2006. Dividends declared per share were $0.44 in 2007 and $0.43 in 2006.
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) increased by $35, or 1.7% in the first six months of 2007 compared to 2006. Core earnings for the six months of 2007 were $2,113 compared to last year’s $2,078. Core earnings per share were $0.47 in both 2007 and 2006. The following is reconciliation between core earnings and earnings as reported under generally accepted accounting principles in the United States (GAAP earnings):

	Six Months Ended
	June 30,
	2007	2006

GAAP Earnings	$2,159	$2,251
Investment security gains	(32)	(18)
Gain on sale of loans	(43)	(56)
Loss on sale of other real estate	1	28
Loss on disposition of fixed assets	4	3
Other non-recurring items*		(145)
Tax effect of adjustments	24	15

Core Earnings	$2,113	$2,078

Core earnings per share	$0.47	$0.47

*	Includes a one-time change in tax accrual estimate made in the first quarter of 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
Analysis of Assets and Liabilities
     Total cash and cash equivalents decreased by $5,783 from year-end, and $1,714 from the twelve month period ending June 30, 2006. This decrease is due mainly to federal funds sold, which decreased by $3,950 from year-end and $75 from June 30, 2006.
     Investment securities increased by $7,168 from year-end levels and by $6,906 from the same quarter a year ago. The purchases primarily represented discounted callable U.S. Government agencies that contain a lock-out period prior to the first call date and also mortgage-backed securities. The investment portfolio represented 64.6% of each deposit dollar, down from 65.5% a year ago.
     Loans net of the allowance for losses increased by $17,768 during the twelve month period from June 30, 2006 to June 30, 2007, and increased by $10,627 from year-end. Gross loans as a percentage of earning assets stood at 47.3% as of June 30, 2007 and 45.7% at June 30, 2006. The loan to deposit ratio at the end of the first six months of 2007 was 58.0% and 57.7% for the same period a year ago. The increase in loans has primarily resulted from a marketing campaign designed to increase market share for commercial and small business loans secured by real estate. At June 30, 2007 the loan loss allowance of $2,041 represented approximately 0.9% of outstanding loans, and at June 30, 2006, the loan loss allowance of $2,211 represented approximately 1.1% of outstanding loans.
     Premises and equipment increased by $495 from year-end and $1,139 from June 30, 2006. This is mainly due to construction of a 2,500 square foot banking facility. The banking office replaced an existing leased bank location in the village of Windham. The newly constructed office opened in May of 2007.
     Other assets increased by $1,378 or 8.3% from year-end and $985 or 5.8% from June 30, 2006. This increase is due partly to a $280 increase in FHLMC payments receivable, from June 2006 and $195 from year end. Also included in other assets is bank owned life insurance with a cash surrender value of $12,049 at June 30, 2007, $11,814 at December 31, 2006 and $11,468 at June 30, 2006.
     Non interest-bearing deposits decreased by $3,724 from year-end and $1,839 from twelve months ago. Interest-bearing deposits increased by $19,715 from year-end and $30,618 from June 30, 2006. The increase is due primarily to an increase in certificates of deposit in the amount of $100 or more, which increased by $29,635 from June 30, 2006. There are no brokered deposits among the Company’s deposit totals.
     Borrowings, mainly from the Federal Home Loan Bank, decreased by $827 from year-end and $4,270 from June 30, 2006. Other liabilities remained relatively stable ranging from $2,955 at June 30 2006 to $3,326 at December 31, 2006 and $3,380 at June 30, 2007.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands)
Second Quarter of 2007 as Compared to Second Quarter of 2006
Analysis of Net Interest Income

	INTEREST MARGIN QTD
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

INTEREST-EARNING ASSETS

Federal funds sold and other money market funds	$13,042	$172	5.3%	$1,366	$16	4.9%

Investment securities (1) (2)	239,114	3,367	5.6%	237,486	3,265	5.5%
Loans (2) (3)	212,630	3,935	7.3%	193,071	3,474	7.2%

Total interest-earning assets	$464,786	$7,474	6.4%	$431,923	$6,755	6.3%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$45,843	$206	1.8%	$48,028	$183	1.5%
Savings	79,444	201	1.0%	84,130	216	1.0%
Time	189,221	2,251	4.8%	156,426	1,628	4.2%

Total interest-bearing deposits	314,508	2,658	3.4%	288,584	2,027	2.8%
Federal funds purchased	—	—	0.0%	1,396	19	5.2%
Other borrowings	64,941	837	5.2%	57,455	737	5.1%

Total interest-bearing liabilities	$379,449	$3,495	3.7%	$347,435	$2,783	3.2%

Net interest income		$3,979			$3,972

Net interest rate spread (4)			2.7%			3.0%

Net interest margin (5)			3.4%			3.7%

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $19 and $204 for June 2007 and $22 and $240 for June 2006.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
     Tax equivalent net interest income for the Company during the second quarter of 2007 increased by $7, a 0.2% increase from the second quarter of 2006. The yield on earning assets increased by 13 basis points while second quarter average earning assets increased by 7.6%, or $32,863, when compared to a year ago. The result was an increase in tax equivalent interest income of $719. Included in the $719 is $47 in back interest realized in the second quarter of 2007 for a loan previously placed on non-accrual status. The rate paid on interest-bearing liabilities increased by 48 basis points from the same quarter a year ago, while second quarter average interest-bearing liabilities increased by $32,014 when compared to a year ago, resulting in an increase in total interest expense of $712. The net interest margin ratio for the quarter registered 3.38%, down 30 basis points from last year’s second quarter.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
(Dollars in thousands, except for per share amounts)
Analysis of Other Income, Other Expense and Federal Income Tax
Loan charge-offs during the quarter were $67 in 2007 compared to $98 in 2006, while the recovery of previously charged-off loans amounted to $25 during the second quarter of 2007 compared to $12 in the same period of 2006. The Company’s provision for loan losses during the quarter ended June 30 2006 was $64. Improving asset quality negated the need for any additional provision for loan loss in the second quarter of 2007.
     Other income increased by $33 from a year ago. Fees for customer service increased by $9. Non-taxable income on bank owned life insurance policies increased by $22 reflecting increases in the investment yields associated with these policies. The net gain on loans sold during the quarter amounted to $27, compared to $42 a year ago. Loss on the sale of other real estate decreased from $28 in 2006 to $1 in 2007.
Total other non-interest expenses in the second quarter were $3,206 in 2007 compared to $3,049 in 2006, an increase of $157 or 5.1%. Salaries and benefits constituted a $121 increase, or 7.2%. Bank exam and audit fees decreased by $23 or 18.4% mainly due to the timing of expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Other expenses increased by $59 or 4.8%.
Income before income tax during the second quarter amounted to $1,315 in 2007 compared to $1,329 in 2006. Income tax expense for the second quarter of 2007 was $258 compared to $253 in 2006. Second quarter net income was $1,057 in 2007 compared to $1,076 in 2006, representing a decrease of $19, or 1.8%.
Earnings per share for the second quarter, adjusted for the 2% stock dividend paid January 1, 2007, were $0.24 both in 2007 and 2006.
Core earnings (earnings before gains on loans sold, investment securities sold or called and certain other non-recurring items) decreased by 2.7% in the second quarter of 2007 compared to 2006. Core earnings for the second quarter of 2007 were $1,028 compared to last year’s $1,057. Core earnings per share were $0.23 in 2007 and $0.24 in 2006.
The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAPP earnings):

	Three Months Ended
	June 30,
	2007	2006

GAAP Earnings	$1,057	$1,076
Investment security gains	(20)	(18)
Gain on sale of loans	(27)	(42)
Loss on sale of other real estate	1	28
Loss on disposition of fixed assets	2	3
Tax effect of adjustments	15	10

Core Earnings	$1,028	$1,057

Core earnings per share	$0.23	$0.24

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
Available Information
     The Company files an annual report on Form 10K, quarterly reports on Form 10Q, current reports on Form 8K and amendments to those reports with the Securities and Exchange Commission (SEC) pursuant to Section 13 (a) or (15) d of the Exchange Act. The Company’s Internet address is www.cortland-banks.com. The Company makes available through this address, free of charge, the reports filed, as soon as reasonably practicable after such material is electronically filed, or otherwise furnished to the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2007 and December 31, 2006. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2007 and December 31, 2006 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands)
     Over the past twelve months, the Federal Reserve has made no changes in the overnight federal funds rate. At June 30, 2007, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 21 basis points compared to a negative 31 basis points at December 31, 2006. With longer-term rates exceeding short-term rates the yield curve is now generally positive, although some degree of inversion remains at the front-end of the yield curve.
     The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,236 for the twelve month period ending June 30, 2008.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending
	Net Interest Income		$ Change in NII		% Change in NII
Changes in	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Interest Rates	2008	2007	2008	2007	2008	2007

Graduated increase of +300 basis points	$15,040	15,357	$(196)	$3	(1.3)%	0.0%
Short term rates unchanged	15,236	15,354
Graduated decrease of -300 basis points	15,368	15,391	132	37	0.9%	0.3%
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
Item 1A Risk Factors
     There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 15, 2007
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Company’s Common Stock. The following table shows information relating to the repurchase of shares of the Company’s common stock during the three months ended June 30, 2007:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares
			Part Of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	Per Share	Programs	Programs*

April	NONE	$ N/A	0	100,000
May	55,170	18.66	55,170	44,830
June	30,044	18.10	30,044	14,786

Total	85,214	$18.47	85,214	14,786

On February 27, 2007 the Company’s Board of Directors approved a Stock Repurchase Program. The program allowed the Company to purchase up to 100,000 shares. This program will terminate upon the earlier to occur of the purchase of 100,000 shares or February 28, 2009. (See footnote 7)
Item 3. Defaults upon Senior Securities Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     (a) On April 24, 2007, Cortland Bancorp held its annual meeting of shareholders.
     (b) The following directors were elected for the three-year term ending in 2010.
Jerry A. Carlton
James M. Gasior
K. Ray Mahan
Richard B. Thompson

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
          Directors whose terms of office continued after the annual meeting:
David C. Cole
Lawrence A. Fantauzzi
George A. Gessner
James E. Hoffman III
Neil J. Kaback
Timothy K. Woofter
     (c) At the close of business on the record date 4,511,519 Cortland Bancorp shares were outstanding and entitled to vote.
The result of the election of directors was as follows:

		Votes
	Votes	Cast	Votes
	Cast For	Against	Abstained
Jerry A. Carlton	1,561,600	53,778	0

James M. Gasior	1,584,524	30,854	0

K.Ray Mahan	1,586,461	28,917	0

Richard B. Thompson	1,551,157	27,904	0
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

Cortland Bancorp (Registrant)
DATED: August 7, 2007	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President (Chief Executive Officer)

DATED: August 7, 2007	/s/ James M. Gasior
James M. Gasior
Secretary (Chief Financial Officer)