Form 10-Q
period 2007-09-30
CORTLAND BANCORP INC
filed 2007-11-09
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. (Check One): Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING

Common Stock, No Par Value	at November 8, 2007 4,363,171 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)	(Audited)
	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS
Cash and due from banks	$8,338	$10,100
Federal funds sold	3,450	4,275

Total cash and cash equivalents	11,788	14,375

Investment securities available for sale (Note 3)	122,352	108,484
Investment securities held to maturity (approximate market value of $122,127 at September 30, 2007 and $124,136 at December 31, 2006) (Note 3)	121,813	124,619
Total loans (Note 4)	220,637	205,208
Less allowance for loan losses (Note 4)	(1,744)	(2,211)

Net loans	218,893	202,997

Premises and equipment	5,672	4,780
Other assets	18,171	16,496

Total assets	$498,689	$471,751

LIABILITIES
Noninterest-bearing deposits	$55,436	$60,983
Interest-bearing deposits	317,110	294,835

Total deposits	372,546	355,818

Federal Home Loan Bank advances and other borrowings	68,893	62,015
Subordinated debt	5,155
Other liabilities	3,367	3,326

Total liabilities	449,961	421,159

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,594,344 shares in both 2007 and 2006 (Note 1)	22,972	22,972
Additional paid-in capital (Note 1)	20,631	20,835
Retained earnings	9,849	9,553
Accumulated other comprehensive income (loss) (Note 1)	(619)	(455)
Treasury shares at cost, 208,455 at September 30, 2007 and 95,809 at December 31, 2006	(4,105)	(2,313)

Total shareholders’ equity	48,728	50,592

Total liabilities and shareholders’ equity	$498,689	$471,751

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$3,976	$3,780	$11,677	$10,538
Interest and dividends on investment securities:
Taxable interest income	1,729	1,507	4,985	4,374
Nontaxable interest income	446	506	1,385	1,555
Dividends	55	47	169	145
Interest on mortgage-backed securities	1,071	927	2,956	2,913
Other interest income	67	29	353	83

Total interest income	7,344	6,796	21,525	19,608

INTEREST EXPENSE
Deposits	2,764	2,174	7,804	6,135
Borrowed funds	826	806	2,497	2,281
Subordinated debt	61	—	61	—

Total interest expense	3,651	2,980	10,362	8,416

Net interest income	3,693	3,816	11,163	11,192
Provision for loan losses	—	45	—	175

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,693	3,771	11,163	11,017

OTHER INCOME
Fees for other customer services	581	587	1,697	1,655
Investment securities gains — net	5	—	37	18
Gain on sale of loans — net	35	13	78	69
Loss on sale of other real estate owned — net	—	(7)	(1)	(35)
Earnings on bank owned life insurance	130	97	388	291
Other non-interest income	38	19	79	65

Total other income	789	709	2,278	2,063

OTHER EXPENSES
Salaries and employee benefits	1,803	1,715	5,435	5,084
Net occupancy and equipment expense	473	444	1,399	1,350
State and local taxes	146	139	439	417
Bank exam and audit expense	112	115	308	365
Office supplies	110	100	295	274
Other operating expenses	488	528	1,525	1,569

Total other expenses	3,132	3,041	9,401	9,059

INCOME BEFORE FEDERAL INCOME TAXES	1,350	1,439	4,040	4,021

Federal income taxes	275	296	806	627

NET INCOME	$1,075	$1,143	$3,234	$3,394

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$0.26	$0.72	$0.76

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$0.26	$0.72	$0.76

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.22	$0.66	$0.65

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
NINE MONTHS ENDED SEPTEMBER 30 2006:

BALANCE AT JANUARY 1, 2006	$22,523	$20,211	$10,310	$(877)	$(3,842)	$48,325
Comprehensive income:
Net income			3,394			3,394
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				266		266

Total comprehensive income						3,660

Common stock transactions:
Treasury shares reissued		(278)			1,188	910
Cash dividends declared			(2,894)			(2,894)

BALANCE AT SEPTEMBER 30, 2006	$22,523	$19,933	$10,810	$(611)	$(2,654)	$50,001

NINE MONTHS ENDED SEPTEMBER 30, 2007

BALANCE AT JANUARY 1, 2007	$22,972	$20,835	$9,553	$(455)	$(2,313)	$50,592
Comprehensive income:
Net income			3,234			3,234
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				(164)		(164)

Total comprehensive income						3,070

Common stock transactions:
Treasury shares reissued		(204)			913	709
Treasury shares purchased					(2,705)	(2,705)
Cash dividends declared			(2,938)			(2,938)

BALANCE AT SEPTEMBER 30, 2007	$22,972	$20,631	$9,849	$(619)	$(4,105)	$48,728

	SEPTEMBER 30,
	2007	2006
DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	$(139)	$278
Less: Reclassification adjustment for net gains realized in net income, net of tax	25	12

Net unrealized gains (losses) on available- for-sale securities, net of tax	$(164)	$266

See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
NET CASH FLOWS FROM OPERATING ACTIVITIES	$2,600	$2,595

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(13,502)	(8,385)
Purchases of securities available for sale	(28,765)	(6,332)
Proceeds from sales of securities available for sale		1,006
Proceeds from call, maturity and principal payments on securities	30,815	17,577
Net increase in loans made to customers	(16,288)	(10,424)
Proceeds from disposition of other real estate	34	135
Purchase of premises and equipment	(1,308)	(686)

Net cash flows from investing activities	(29,014)	(7,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	16,728	3,265
Net (decrease) increase in borrowings	6,878	1,814
Proceeds from subordinated debt issuance	5,155
Dividends paid	(2,938)	(2,894)
Treasury shares purchased	(2,705)
Treasury shares reissued	709	910

Net cash flows from financing activities	23,827	3,095

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,587)	(1,419)

CASH AND CASH EQUIVALENTS
Beginning of period	14,375	19,237

End of period	$11,788	$17,818

SUPPLEMENTAL DISCLOSURES
Interest paid	$10,238	$8,285
Income taxes paid	$750	$870
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     1.) Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2006, included in our Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
(Dollars in thousands, except for per share amounts)
     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS		NINE MONTHS
	September 30,		September 30,
	2007	2006	2007	2006
Proceeds on securities sold	$None	$None	$None	$1,006
Gross realized gains	None	None	None	6
Gross realized losses	None	None	None	None

Proceeds on securities called	$170	$None	$3,001	$480
Gross realized gains	5	None	37	12
Gross realized losses	None	None	None	None
     Securities available for sale, carried at fair value, totaled $122,352 at September 30, 2007 and $108,484 at December 31, 2006 representing 50.1% and 46.5%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
     Investment securities with a carrying value of approximately $94,074 at September 30, 2007 and $75,489 at December 31, 2006 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The amortized cost and estimated market value of debt securities at September 30, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$2,505	$2,502
Due after one year through five years	6,043	6,046
Due after five years through ten years	4,342	4,185
Due after ten years	40,407	40,257

	53,297	52,990
Mortgage-backed securities	66,412	65,781

	$119,709	$118,771

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$1,525	$1,538
Due after one year through five years	5,432	5,444
Due after five years through ten years	36,270	36,286
Due after ten years	61,286	61,820

	104,513	105,088
Mortgage-backed securities	17,300	17,039

	$121,813	$122,127

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2007, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$13,420	$146	$28	$13,538
Obligations of states and political subdivisions	8,839	277	3	9,113
Mortgage-backed and related securities	66,412	260	891	65,781
Corporate securities	31,038	6	705	30,339

Total debt securities	119,709	689	1,627	118,771
Other securities	3,581			3,581

Total available for sale	$123,290	$689	$1,627	$122,352

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$140	$2	$	$142
U.S. Government agencies and corporations	76,172	85	305	75,952
Obligations of states and political subdivisions	28,201	812	19	28,994
Mortgage-backed and related securities	17,300	20	281	17,039

Total held to maturity	$121,813	$919	$605	$122,127

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
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
(Dollars in thousands, except for per share amounts)
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

	CONTRACT OR
	NOTIONAL AMOUNT
	September 30,	December 31,
	2007	2006
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$2,987	$3,102
Variable	34,930	44,422
Standby letters of credit	1,445	1,810
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
     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts owned accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at September 30, 2007 totaled $11,659 and $9,827 at December 31, 2006. The total average daily balance of overdrafts used in 2007 was $148 and $151 in 2006, or approximately 1.3% of the total aggregate overdraft protection available to depositors at September 30, 2007 and 1.5% at December 31, 2006.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2007	2006
1-4 family residential mortgages	31.0%	30.7%
Commercial mortgages	53.1%	51.7%
Consumer loans	4.1%	3.8%
Commercial loans	6.7%	8.5%
Home equity loans	5.1%	5.3%
     There are no mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2007, and $109 at December 31, 2006. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Loans accounted for on a non-accrual basis	$2,818	$3,923

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	104	NONE

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the nine months ended September 30, 2007 and 2006.

	September 30,	September 30,
	2007	2006
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$204	$304

Interest income actually included in income on the loans	35	36
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
     Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 2007, the recorded investment in impaired loans was $1,996 while the related portion of the allowance for loan losses was $818. At December 31, 2006, there were $1,939 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $815.
     Loans in the amount of $14,685 as of September 30, 2007, and $13,765 as of December 31, 2006 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The following is an analysis of the allowance for loan losses for the periods ended September 30, 2007 and September 30, 2006:

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006
Balance at beginning of period	$2,041	$2,180	$2,211	$2,168
Loan charge-offs:
1-4 family residential mortgages	31	—	45	5
Commercial mortgages	209	—	324	20
Consumer loans and other loans	81	58	168	157
Commercial loans	—	2	—	39
Home equity loans	—	—	—	—

	321	60	537	221

Recoveries on previous loan losses
1 - 4 family residential mortgages	—	—	—	—
Commercial mortgages	1	—	2	—
Consumer loans and other loans	23	42	67	81
Commercial loans	—	2	1	6
Home equity loans	—	—	—	—

	24	44	70	87

Net charge-offs	(297)	(16)	(467)	(134)

Provision charged to operations	—	45	—	175

Balance at end of period	$1,744	$2,209	$1,744	$2,209

Ratio of annualized net charge-offs to average loans outstanding	0.54%	0.03%	0.29%	0.09%

     Charge-offs in 2007 include three impaired commercial mortgage loans in the amount of $307 for which a specific loss reserve for the total amount had previously been established.
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
(Dollars in thousands, except for per share amounts)
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$1,075	$1,143	$3,234	$3,394
Weighted average common shares outstanding*	4,426,720	4,484,450	4,476,659	4,471,425

Basic earnings per share*	$0.24	$0.26	$0.72	$0.76
Diluted earnings per share*	$0.24	$0.26	$0.72	$0.76
Dividends declared per share*	$0.22	$0.22	$0.66	$0.65

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the 2% stock dividend of January 1, 2007
7.) Stock Repurchase Program
     On February 27, 2007, the Company’s Board of Directors approved a Stock Repurchase Program which permitted the Company to repurchase up to 100,000 shares of its outstanding common shares in the over-the-counter market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on February 27, 2007, the commitment to repurchase the stock over the program was approximately $1,715. Subsequently, on August 14, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its outstanding common shares in over-the-counter market or in privately negotiated transactions. Based on the value of the Company’s stock on August 14, 2007, the commitment to repurchase these additional shares over the program was approximately $1,635. The repurchase program will terminate on February 28, 2009 or upon the purchase of 200,000 shares, if earlier. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Under the program the Company has repurchased 152,143 shares. The Company has also reissued 39,497 shares to existing shareholders through its dividend reinvestment program during 2007, net of repurchased fractional shares.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
8.) Subordinated Debt
     In July 2007 a trust formed by the Company issued $5,000 of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.
     In accordance with FASB Interpretation NO.46, as revised in December 2003, the trust is not consolidated with the Company’s financial statements. Accordingly, the Company does not report the securities issued by the trust as liabilities, but instead reports as liabilities the subordinated debentures issued by the Company and held by the trust. The subordinated debentures qualify as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	September 30, 2007			December 31, 2006			September 30, 2006
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and earning assets	$8,971	$353	5.3%	$4,228	$215	5.1%	$2,306	$83	4.8%
Investment securities (1) (2)	237,659	10,123	5.7%	234,969	12,935	5.5%	236,304	9,705	5.5%
Loans (2) (3)	213,234	11,731	7.3%	195,838	14,381	7.4%	193,522	10,607	7.3%

Total interest-earning assets	459,864	$22,207	6.4%	435,035	$27,531	6.3%	432,132	$20,395	6.3%

Cash and due from banks	8,278			8,733			8,872
Bank premises and equipment	5,159			4,226			4,154
Other assets	13,950			12,365			12,070

Total non-interest-earning assets	27,387			25,324			25,096

Total Assets	$487,251			$460,359			$457,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$46,175	$653	1.9%	$47,415	$752	1.6%	$47,121	$527	1.5%
Savings	78,996	602	1.0%	82,845	850	1.0%	83,735	643	1.0%
Time	184,395	6,549	4.7%	161,050	6,907	4.3%	158,296	4,965	4.2%

Total interest-bearing deposits	309,566	7,804	3.4%	291,310	8,509	2.9%	289,152	6,135	2.8%
Federal funds purchased	9			478	25	5.3%	640	25	5.2%
Other borrowings	64,552	2,497	5.2%	58,773	3,048	5.2%	58,427	2,256	5.1%
Subordinated Debt	1,171	61	6.9%

Total interest-bearing liabilities	375,298	$10,362	3.7%	350,561	$11,582	3.3%	348,219	$8,416	3.2%

Demand deposits	57,658			57,271			56,985
Other liabilities	3,842			3,214			3,083
Shareholders’ equity	50,453			49,313			48,941

Total liabilities and Shareholders’ equity	$487,251			$460,359			$457,228

Net interest income		$11,845			$15,949			$11,979

Net interest rate spread (4)			2.7%			3.0%			3.2%

Net interest margin (5)			3.4%			3.7%			3.7%

Ratio of interest-earning assets to interest-bearing liabilities			1.23			1.24			1.24

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $54 and $628 for 2007, $90 and $944 for December 31, 2006, and $69 and $718 for September 2006.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	September 30, 2007			June 30, 2007			September 30, 2006
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other earning assets	$5,141	$67	5.2%	$13,042	$172	5.3%	$2,058	$29	5.3%
Investment securities (1) (2)	242,352	3,503	5.8%	239,114	3,367	5.6%	233,177	3,218	5.5%
Loans (2) (3)	218,102	3,993	7.3%	212,630	3,935	7.3%	199,105	3,800	7.4%

Total interest-earning assets	465,595	$7,563	6.5%	464,786	$7,474	6.4%	434,340	$7,047	6.5%

Cash and due from banks	7,940			8,457			8,678
Bank premises and equipment	5,381			5,194			4,201
Other assets	14,160			14,128			12,339

Total non-interest-earning assets	27,481			27,779			25,218

Total Assets	$493,076			$492,565			$459,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$48,277	$258	2.1%	$45,843	$206	1.8%	$46,971	$182	1.5%
Savings	77,330	200	1.0%	79,444	201	1.0%	81,850	212	1.0%
Time	190,345	2,306	4.8%	189,221	2,251	4.8%	161,001	1,780	4.4%

Total interest-bearing deposits	315,952	2,764	3.5%	314,508	2,658	3.4%	289,822	2,174	3.0%
Federal funds purchased	27						438	6	5.2%
Other borrowings	63,190	826	5.2%	64,941	837	5.2%	60,252	800	5.3%
Subordinated Debt	3,474	61	6.9%

Total interest-bearing liabilities	382,643	$3,651	3.8%	379,449	$3,495	3.7%	350,512	$2,980	3.4%

Demand deposits	57,261			57,156			56,513
Other liabilities	3,765			4,138			3,135
Shareholders’ equity	49,407			51,822			49,398

Total liabilities and Shareholders’ equity	$493,076			$492,565			$459,558

Net interest income		$3,912			$3,979			$4,067

Net interest rate spread (4)			2.7%			2.7%			3.1%

Net interest margin (5)			3.4%			3.4%			3.7%

Ratio of interest-earning assets to interest-bearing liabilities			1.22			1.22			1.24

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $16 and $202 for September 30, 2007, $19 and $204 for June 30, 2007 and $20 and $231 for September 30, 2006

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
See accompanying notes to consolidated financial statements
of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006
SUMMARY OF OPERATIONS
Total interest income	$7,344	$7,251	$6,930	$6,889	$6,796
Total interest expense	3,651	3,495	3,216	3,166	2,980

NET INTEREST INCOME (NII)	3,693	3,756	3,714	3,723	3,816
Provision for loan losses	—	—	—	50	45

NII after loss provision	3,693	3,756	3,714	3,673	3,771
Security gains (losses)	5	20	12	—	—
Gain on sale of loans	35	27	16	37	13
Total other income (including security and loan gains)	789	765	724	772	709
Total other expense	3,132	3,206	3,063	2,962	3,041

Income before tax	1,350	1,315	1,375	1,483	1,439

Net income	$1,075	$1,057	$1,102	$1,182	$1,143

Core earnings (1)	$1,049	$1,028	$1,086	$1,166	$1,139

Net income (Rolling 4 Quarters) (2)	$4,416	$4,484	$4,503	$4,576	$4,487
Core earnings (Rolling 4 Quarters)	$4,329	$4,419	$4,448	$4,383	$4,292

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.24	$0.24	$0.24	$0.26	$0.26
Net income, both basic and diluted (Rolling 4 Quarters)	0.99	1.00	1.00	1.02	1.01
Core income, both basic and diluted	0.24	0.23	0.24	0.26	0.25
Core income, both basic and diluted (Rolling 4 Quarters)	0.97	0.98	0.99	0.98	0.96
Cash dividends declared	0.22	0.22	0.22	0.22	0.21
Cash dividends declared (Rolling 4 Quarters)	0.88	0.87	0.86	0.85	1.05
Book value	11.11	11.09	11.33	11.25	11.15

BALANCE SHEET DATA
Assets	$498,689	$485,636	$480,854	$471,751	$466,633
Investments	244,165	240,271	231,234	233,103	230,819
Net loans	218,893	213,624	207,019	202,997	196,555
Deposits	372,546	371,809	359,478	355,818	353,640
Borrowings	68,893	61,188	66,815	62,015	59,925
Subordinated Debt (See Note 8 - Subordinated Debt)	5,155
Shareholders equity	48,728	49,259	51,116	50,592	50,001

AVERAGE BALANCES
Assets	$493,076	$492,565	$475,780	$469,753	$459,558
Investments	242,352	239,114	231,391	231,009	233,177
Net loans	216,233	210,568	206,736	200,502	196,915
Deposits	373,213	371,664	355,788	355,836	346,335
Borrowings	63,190	64,941	65,550	59,795	60,690
Subordinated Debt	3,474
Shareholders equity	49,407	51,822	50,969	50,518	49,398

ASSET QUALITY RATIOS
Underperforming assets as a percentage of:
Total assets	0.64%	0.62%	0.71%	0.84%	0.83%
Equity plus allowance for loan losses	6.35	5.89	6.45	7.50	7.44
Tier I capital	5.91	6.04	6.69	7.77	7.70

FINANCIAL RATIOS
Return on average equity	8.70%	8.16%	8.65%	9.36%	9.26%
Return on average equity (Rolling 4 Quarters)	8.71	8.85	9.02	9.26	9.15
Return on average assets	0.87	0.86	0.93	1.01	0.99
Return on average assets (Rolling 4 Quarters)	0.91	0.95	0.97	0.99	0.98
Effective tax rate (4)	20.37	19.62	19.85	20.29	20.56
Net interest margin ratio	3.38	3.38	3.51	3.55	3.69

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends.
Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends.
Book value per common share is based on shares outstanding at each period , adjusted retroactively for the stock dividends.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
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
     Cash and cash equivalents decreased by $6,030 from September 30, 2006 and by $2,587 from levels measured at year-end. The decrease is mainly attributable to a decrease in federal funds sold. Operating activities provided cash of $2,600 and $2,595 during the nine months ended September 30, 2007 and 2006, respectively. Key differences stem mainly from: 1) a decrease in net income of $160 compared to September 30, 2006; 2) loans held for sale decreased by $109 at September 30, 2007 as compared to an increase of $416 at September 30, 2006; 3) gains on the sale of investments was $37 at September 30, 2007 where there was $18 at September 30, 2006; 4) amortization on securities was $179 in 2007 compared to $388 in 2006; 5) provision for loan loss was $175 at September 30, 2006 compared to none at September 30, 2007; and 6) other real estate losses of $35 was recorded at September 30, 2006 and only $1 at September 30,2007. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 2007 and 2006, and the following table which details the cash flows from operating activities.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)

	Nine Months Ended
	September 30,
	2007	2006

Net Income	$3,234	$3,394
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	591	746
Provision for loan loss		175
Investment securities gains	(37)	(18)
Other real estate losses	1	35
Impact of loans held for sale	109	(416)
Changes in other assets and liabilities	(1,298)	(1,321)

Net cash flows from operating activities	$2,600	$2,595

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured 0.8% for the nine months ended September 30, 2007 and 1.3% for the nine months ended September 30, 2006. Overall capital (a figure which reflects earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of 4.9%. Capital ratios remained well in excess of regulatory minimums.
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
     These standards also classify capital into two tiers, referred to as Tier 1 and Tier 2. The Company’s Tier 1 capital consists of common shareholders’ equity (excluding any gain or loss on available for sale debt securities) plus subordinated notes payable to the unconsolidated trust that issued trust preferred securities net of the bank holding Company’s investment in the trust less intangible assets and the net unrealized loss on equity securities with readily determinable fair values. Tier 2 capital includes the allowance for loan and lease losses and the allowance for credit losses on off balance sheet credit exposures reduced for certain regulatory limitations.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
Tier 1 Capital	$54,240	$50,913
Tier 2 Capital	1,747	2,238

TOTAL QUALIFYING CAPITAL	$55,987	$53,151

Risk Adjusted Total Assets (*)	$284,611	$266,686

Tier 1 Risk-Based Capital Ratio	19.06%	19.09%

Total Risk-Based Capital Ratio	19.67%	19.93%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	11.12%	11.04%

(*) Includes off-balance sheet exposures.
     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $487,706 for the nine months ended September 30, 2007 and $461,215 for the year ended December 31, 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of September 30, 2007 and December 31, 2006. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	Sept. 30,	Dec. 31,	Well	Adequately
	2007	2006	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	19.67%	19.93%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	19.06%	19.09%	6.00%	4.00%

Tier 1 capital to average assets	11.12%	11.04%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
First Nine Months of 2007 as Compared to First Nine Months of 2006
Analysis of Net Interest Income

	INTEREST MARGIN YTD
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other earning assets	$8,971	$353	5.3%	$2,306	$83	4.8%
Investment securities (1) (2)	237,659	10,123	5.7%	236,304	9,705	5.5%
Loans (2) (3)	213,234	11,731	7.3%	193,522	10,607	7.3%

Total interest-earning assets	$459,864	$22,207	6.4%	$432,132	$20,395	6.3%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$46,175	$653	1.9%	$47,121	$527	1.5%
Savings	78,996	602	1.0%	83,735	643	1.0%
Time	184,395	6,549	4.7%	158,296	4,965	4.2%

Total interest-bearing deposits	309,566	7,804	3.4%	289,152	6,135	2.8%
Federal funds purchased	9			640	25	5.2%
Subordinated Debt	1,171	61	6.9%
Other borrowings	64,552	2,497	5.2%	58,427	2,256	5.1%

Total interest-bearing liabilities	$375,298	$10,362	3.7%	$348,219	$8,416	3.2%

Net interest income		$11,845			$11,979

Net interest rate spread (4)			2.7%			3.2%

Net interest margin (5)			3.4%			3.7%

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $54 and $628 for September 2007 and $69 and $718 for September 2006.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
     The increase in interest income, on a fully tax equivalent basis, of $1,812 was the product of a 6.4% year-over-year increase in average earning assets and a 13 basis point increase in interest rates earned. Also contributing to interest income in 2006 was $136 in back interest and loan fees collected on two problem loans, while in 2007 $75 was collected on two such loans, all of which were either in foreclosure or loan workout. The increase in interest expense of $1,946 was a product of a 7.8% increase in interest-bearing liabilities and a 46 basis point increase in rates paid. The net result was a 1.1% decrease in net interest income on a fully tax equivalent basis and a 28 basis point decrease in the Company’s net interest margin ratio.
     Interest and dividend income on securities registered an increase of $508, or 5.7%, during the nine months ended September 30, 2007 when compared to 2006. On a fully tax equivalent basis, income on investment securities increased by $418, or 4.3%. The average invested balances increased by $1,355, or 0.6%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 20 basis point increase in the tax equivalent yield of the portfolio.
     Interest and fees on loans increased by $1,139, or 10.8%, while on a fully tax equivalent basis, income on loans increased by $1,124, or 10.6%, for the nine months of 2007 compared to 2006. A $19,712 increase in the average balance of the loan portfolio, or 10.2%, was accompanied by a 3 basis point decrease in the portfolio’s tax equivalent yield.
     Other interest income increased by $270 from the same period a year ago. The average balance of federal funds sold and other money market funds increased by $6,665, or 289.0%. The yield increased by 47 basis points during the first nine months of 2007 compared to 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
     Average interest-bearing demand deposits and money market accounts decreased by $946, while savings decreased by $4,739. The average rate paid on these products increased by 15 basis points in the aggregate. The average balance on time deposit products increased by $26,099, as the average rate paid increased by 55 basis points, from 4.2% to 4.7%.
     Compared to last year, average borrowings, subordinated debt and federal funds purchased increased by $6,665, while the average rate paid on borrowings increased by 3 basis points. Included in this increase is an average balance of $1,171 in subordinated debt issued in July of 2007.
     Net interest income after provision for loan losses benefited from improving asset quality negating the need for any additional provision for loan loss, and contributed an additional $175 compared to a year ago.
Analysis of Other Income, Other Expense and Federal Income Tax
     Other income from all sources increased by $215 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $9 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $19 from year ago levels. Fees for other customer services increased by $42 due in part to a $23 increase in service charge income on deposits. Earnings on bank owned life insurance increased by $97, reflecting increases in the investment yields associated with these policies. Loss on the sale of Other Real Estate Owned (OREO) was $1 at September 30, 2007, a decrease of $34 from the loss of $35 recorded at September 30, 2006. Other sources of non-recurring non-interest income increased by $14 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
     Loan charge-offs during the first nine months were $537 in 2007 compared to $221 in 2006, while the recovery of previously charged-off loans amounted to $70 in 2007 compared to $87 in 2006. The increase in charge-offs in 2007 includes three loans in the aggregate amount of $307 for which specific loss reserves had previously been established. Non-accrual loans at September 30, 2007 represented 1.3% of the loan portfolio compared to 1.9% at September 30, 2006.
     Total other expenses in the first nine months were $9,401 in 2007 compared to $9,059 in 2006, an increase of $342 or 3.8%. Full time equivalent employment averaged 165 during the first nine months of 2007, a 3.1% increase compared to 160 at September 30, 2006. Salaries and benefits increased by $351 or 6.9%, from the similar period a year ago. This increase is a combination of regular staff salary and benefit increases and the increase in full-time equivalent employment.
     For the first nine months of 2007, state and local taxes increased by $22. Occupancy and equipment expense increased by $49 or 3.6%. Office supplies increased by $21. Bank exam and audit expense decreased by $57, due to differences in the timing of expenditures. All other expense categories decreased by 2.8%, or $44 as a group. This expense category is subject to fluctuation due to non-recurring items.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Dollars in thousands, except for per share amounts)
     Income before income tax expense amounted to $4,040 for the first nine months of 2007 compared to $4,021 for the similar period of 2006. The effective tax rate for the first nine months was 20.0% in 2007 compared to 15.6% in 2006, resulting in income tax expense of $806 and $627, respectively. The difference in the effective tax rate primarily reflects a one-time adjustment to tax expense of $145 due to a change in tax accrual estimate made in the first quarter of 2006. The effective tax rate before the $145 adjustment was 19.2% at September 30, 2006. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	NINE MONTHS ENDED
	September 30,
	2007	2006

Provision at statutory rate	$1,374	$1,367
Add (Deduct):
Tax effect of non-taxable income	(642)	(678)
Tax effect of non-deductible expense	74	83
Tax effect of change in estimate*	—	(145)

Federal income taxes	$806	$627

*A one-time adjustment to tax accrual estimate made in the first quarter of 2006.
     Net income for the first nine months registered $3,234 in 2007 compared to $3,394 in 2006, representing per share amounts of $0.72 in 2007 and $0.76 in 2006. Dividends declared per share were $0.66 in 2007 and $0.65 in 2006.
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) decreased by $56, or 1.7%, in the first nine months of 2007 compared to 2006. Core earnings for the nine months of 2007 were $3,161 compared to last year’s $3,217. Core earnings per share were $0.71 in 2007 and $0.72 in 2006. The following is reconciliation between core earnings and earnings as reported under generally accepted accounting principles in the United States (GAAP earnings):

	Nine Months Ended
	September 30,
	2007	2006

GAAP Earnings	$3,234	$3,394
Investment security gains	(37)	(18)
Gain on sale of loans	(78)	(69)
Loss on sale of other real estate	1	35
Loss on disposition of fixed assets	4	3
Other non-recurring items*		(145)
Tax effect of adjustments	37	17

Core Earnings	$3,161	$3,217

Core earnings per share	$0.71	$0.72

*Includes a one-time change in tax accrual estimate made in the first quarter of 2006.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Analysis of Assets and Liabilities
     Total cash and cash equivalents decreased by $2,587 from year-end, and $6,030 from the twelve month period ending September 30, 2006. This decrease is due mainly to federal funds sold, which decreased by $825 from year-end and $5,200 from September 30, 2006.
     Investment securities increased by $11,062 from year-end levels and by $13,346 from the same quarter a year ago. The purchases primarily represented discounted callable U.S. Government agencies that contain a lock-out period prior to the first call date and also mortgage-backed securities and corporate debt securities with floating rate repricing characteristics. The investment portfolio represented 65.5% of each deposit dollar, up from 65.3% a year ago and equal to year end levels.
     Loans net of the allowance for losses increased by $22,338 during the twelve month period from September 30, 2006 to September 30, 2007, and increased by $15,896 from year-end. Gross loans as a percentage of earning assets stood at 47.1% as of September 30, 2007 and 45.4% at September 30, 2006. The loan to deposit ratio at the end of the first nine months of 2007 was 59.2% and 56.2% for the same period a year ago. The increase in loans has primarily resulted from a marketing campaign designed to increase market share for commercial and small business loans secured by real estate. At September 30, 2007 the loan loss allowance of $1,744 represented approximately 0.8% of outstanding loans, and at September 30, 2006, the loan loss allowance of $2,209 represented approximately 1.1% of outstanding loans.
     Premises and equipment increased by $892 from year-end and $1,259 from September 30, 2006. This is mainly due to construction of a 2,500 square foot banking facility. The banking office replaced an existing leased bank location in the village of Windham. The newly constructed office opened in May of 2007.
     Other assets increased by $1,675 or 10.2% from year-end and $1,143 or 6.7% from September 30, 2006. This increase is due in part to a $155 investment in Cortland Statutory Trust. Other real estate owned also increased to $284 in September 2007 as compared to $35 at December 31, 2006 and $55 at September 30, 2006. Interest receivable on investments and loans stood at $3,734 at September 30, 2007, $3,039 at December 31, 2006 and $3,526 at September 30, 2006, as investments have increased $13,346 or 5.8% and total loans have increased $21,873 or 11.0% since September 30, 2006. Also included in other assets is bank owned life insurance with a cash surrender value of $12,165 at September 30, 2007, $11,814 at December 31, 2006 and $11,679 at September 30, 2006.
     Non interest-bearing deposits decreased by $5,547 from year-end and increased $347 from twelve months ago. Interest-bearing deposits increased by $22,275 from year-end and $18,559 from September 30, 2006. The increase is due primarily to an increase in certificates of deposit in the amount of $100 or more, which increased by $8,875 from September 30, 2006, and an increase of certificates of deposit in an amount less than $100 of $9,924 from September 30, 2006. There are no brokered deposits among the Company’s deposit totals.
     Borrowings, mainly from the Federal Home Loan Bank, increased by $6,878 from year-end and $8,968 from September 30, 2006 as the Company was able to obtain advances at competitive rates to assist in funding the asset growth. Subordinated debt of $5,155 was recorded at September 30, 2007 which was issued in July 2007. This is a new category, as the Company had no subordinated debt at December 31, 2006 or September 30, 2006. Other liabilities remained relatively stable ranging from $3,367 at September 30 2006 to $3,326 at December 31, 2006 and $3,067 at September 30, 2007.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Third Quarter of 2007 as Compared to Third Quarter of 2006
Analysis of Net Interest Income

	INTEREST MARGIN QTD
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other earning assets	$5,141	$67	5.2%	$2,058	$29	5.3%
Investment securities (1) (2)	242,352	3,503	5.8%	233,177	3,218	5.5%
Loans (2) (3)	218,102	3,993	7.3%	199,105	3,800	7.4%

Total interest-earning assets	$465,595	$7,563	6.5%	$434,340	$7,047	6.5%

INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$48,277	$258	2.1%	$46,971	$182	1.5%
Savings	77,330	200	1.0%	81,850	212	1.0%
Time	190,345	2,306	4.8%	161,001	1,780	4.4%

Total interest-bearing deposits	315,952	2764	3.5%	289,822	2,174	3.0%
Federal funds purchased	27			438	6	5.2%
Subordinated Debt	3,474	61	6.9%
Other borrowings	63,190	826	5.2%	60,252	800	5.3%

Total interest-bearing liabilities	$382,643	$3,651	3.8%	$350,512	$2,980	3.4%

Net interest income		$3,912			$4,067

Net interest rate spread (4)			2.7%			3.1%

Net interest margin (5)			3.4%			3.7%

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $16 and $202 for September 2007 and $20 and $231 for September 2006.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
     Tax equivalent net interest income for the Company during the third quarter of 2007 decreased by $155, a 3.8% decrease from the third quarter of 2006. The yield on earning assets increased by 9 basis points while third quarter average earning assets increased by 7.2%, or $31,255, when compared to a year ago. The result was an increase in tax equivalent interest income of $516, or 7.3%. Included in the September 30, 2006 loan interest is $136 in back interest realized in the third quarter of 2006 for two loans, one of which had been in foreclosure and the second of which represented a loan workout. The rate paid on interest-bearing liabilities increased by 41 basis points from the same quarter a year ago, while third quarter average interest-bearing liabilities increased by $32,131 when compared to a year ago, resulting in an increase in total interest expense of $671. The net interest margin ratio for the quarter registered 3.38%, down 31 basis points from last year’s third quarter.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
(Dollars in Thousands, except for per share amounts)
Analysis of Other Income, Other Expense and Federal Income Tax
Loan charge-offs during the quarter were $321 in 2007 compared to $60 in 2006, while the recovery of previously charged-off loans amounted to $24 during the third quarter of 2007 compared to $44 in the same period of 2006. Charge-offs in the third quarter of 2007 include two loans in the aggregate amount of $209 for which specific loss reserves for the total charged-off amount had previously been established. The Company’s provision for loan losses during the quarter ended September 30 2006 was $45. Improving asset quality negated the need for any additional provision for loan loss in the third quarter of 2007.
     Other income increased by $80 from a year ago. Fees for customer service decreased by $6. Non-taxable income on bank owned life insurance policies increased by $33 reflecting increases in the investment yields associated with these policies. The net gain on loans sold during the quarter amounted to $35, compared to $13 a year ago. Loss on the sale of other real estate decreased from $7 in 2006 to none in 2007. Investment securities gains of $5 were realized in the third quarter of 2007 compared to none in the same quarter of 2006.
Total other non-interest expenses in the third quarter were $3,132 in 2007 compared to $3,041 in 2006, an increase of $91 or 2.7%. Salaries and benefits constituted an $88 increase, or 5.1%. Other expenses increased by $3 or 0.2%.
Income before income tax during the third quarter amounted to $1,350 in 2007 compared to $1,439 in 2006. Income tax expense for the third quarter of 2007 was $275 compared to $296 in 2006. Third quarter net income was $1,075 in 2007 compared to $1,143 in 2006, representing a decrease of $68, or 5.9%.
Earnings per share for the third quarter, adjusted for the 2% stock dividend paid January 1, 2007, were $0.24 in 2007 and $0.26 in 2006.
Core earnings (earnings before gains on loans sold, investment securities sold or called and certain other non-recurring items) decreased by 7.9% in the third quarter of 2007 compared to 2006. Core earnings for the third quarter of 2007 were $1,049 compared to last year’s $1,139. Core earnings per share were $0.24 in 2007 and $0.25 in 2006.
The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAPP earnings):

	Three Months Ended
	September 30,
	2007	2006
GAAP Earnings	$1,075	$1,143
Investment security gains	(5)	—
Gain on sale of loans	(35)	(13)
Loss on sale of other real estate	—	7
Loss on disposition of fixed assets	—	—
Tax effect of adjustments	14	2

Core Earnings	$1,049	$1,139

Core earnings per share	$0.24	$0.25

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
     In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 (postretirement benefit plans) or APB No. 12 (deferred compensation plan). The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement; therefore, a liability should be recognized for future benefits. Issue 06-4 is effective for years beginning after December 15, 2007. Management is currently in the process of evaluating the impact of adopting Issue 06-4.
In September 2006, the Emerging Issues Task Force (EITF) ratified the consensus on Issue 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The consensus stipulates that the policy owner should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy in determining the amount recognized as an asset pursuant to FASB Technical Bulletin No. 85-4. The consensus in this Issue is effective for fiscal years beginning after December 15, 2006. The Company has determined that its adoption will not have a material impact on its earnings, cash flow and financial position.
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
(Dollars in thousands, except for per share amounts)
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
     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2007 and December 31, 2006. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2007 and December 31, 2006 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands, except for per share amounts)
     Over the past twelve months, the Federal Reserve has lowered by 50 basis points the overnight federal funds rate. At September 30, 2007, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 77 basis points compared to a negative 31 basis points at December 31, 2006. With longer-term rates exceeding short-term rates the yield curve is now generally positive, although some degree of inversion remains at the front-end and back-end of the yield curve.
     The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,089 for the twelve month period ending September 30, 2008.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,	Sept 30,	Dec. 31,
Interest Rates	2008	2007	2008	2007	2008	2007
Graduated increase of +300 basis points	$15,145	$15,357	$56	$3	0.4%	0.0%
Short term rates unchanged	15,089	15,354
Graduated decrease of -300 basis points	14,822	15,391	(267)	37	(1.8)%	0.3%
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
Item 1A Risk Factors
     There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 15, 2007
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Company’s Common Stock. The following table shows information relating to the repurchase of shares of the Company’s common stock during the three months ended September 30, 2007:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares
			Part Of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	Per Share	Programs	Programs*
July	None	$ N/A	None	14,786
Aug	61,929	16.89	61,929	52,857
Sept	5,000	17.00	5,000	47,857

Total	66,929	$16.90	66,929	47,857

*	On February 27, 2007 the Company’s Board of Directors approved a Stock Repurchase Program. The program allowed the Company to purchase up to 100,000 shares. On August 14, 2007, the Company’s Board of Directors subsequently approved the repurchase of an additional 100,000 shares. This program will terminate upon the earlier to occur of the purchase of 200,000 shares or February 28, 2009. (See footnote 7)
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

Cortland Bancorp (Registrant)

DATED:	November 8, 2007	/s/ Lawrence A. Fantauzzi Lawrence A. Fantauzzi
President
(Chief Executive Officer)

DATED:	November 8, 2007	/s/ James M. Gasior James M. Gasior
Secretary
(Chief Financial Officer)