Form 10-K
period 2007-12-31
CORTLAND BANCORP INC
filed 2008-03-17
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Based upon the closing price of the registrant’s common stock of June 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $72,881,908. For purposes of this response directors and executive officers are considered the affiliates of the issuer at that date.
The number of shares outstanding of the issuer’s classes of common stock as of March 11, 2008: 4,398,878 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Shareholders Report for the year ended December 31, 2007 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement for the annual shareholders meeting to be held April 22, 2008 are incorporated by reference into Part III.

PART I
Item l. Business
General
THE CORPORATION
     Information relating to Item 1 — Business General — THE CORPORATION — is set forth in the Corporation’s 2007 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.
CORTLAND BANKS
     Information relating to Item 1 — Business General — CORTLAND BANKS — is set forth in the Corporation’s 2007 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.
NEW RESOURCES LEASING COMPANY
     Information relating to Item 1 — Business General — NEW RESOURCES LEASING COMPANY — is set forth in the Corporation’s 2007 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.
     SUPERVISION AND REGULATION
     The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity, as authorized by the Gramm-Leach-Bliley Act of 1999 (The Financial Services Reform Act). Under the Financial Services Reform Act, the Company may continue to claim the benefits of financial holding company status as long as each depository institution that it controls remains well capitalized and well managed. The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of December 31, 2007, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and, in management’s opinion, well managed. Cortland Bancorp owns no property. Operations are conducted at 194 West Main Street, Cortland, Ohio.
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
COMPETITION
     Information relating to Item 1 — Business General — COMPETITION — is set forth in the Corporation’s 2007 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference.
EMPLOYEES
     Information relating to Item 1 — Business General — EMPLOYEES — is set forth in the Corporation’s 2007 Annual Report to Shareholders, Page 4, Brief Description of the Business and is incorporated herein by reference
AVAILABLE INFORMATION
     The Company files an annual report on Form 10K, quarterly reports on Form 10Q, current reports on Form 8K and amendments to those reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company’s Internet address is www.cortland-banks.com. The Company makes available through this address, free of charge, the reports filed, as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials filed with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item l. Business
Statistical Disclosure
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
     Information relating to I — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 2007 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2007
Annual Report
to Shareholders
A. Average Balance Sheet - December 31, 2007, 2006 and 2005	32 & 33

B. Analysis of Net Interest Earnings - Years ending December 31, 2007, 2006 and 2005	32 & 33

C. Rate and Volume Analysis - 2007 change from 2006 and 2006 change from 2005	41
II. INVESTMENT PORTFOLIO
     Information relating to II — Investment Portfolio is set forth in the Corporation’s 2007 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2007
Annual Report
to Shareholders
A. Book value of investments - December 31, 2007, 2006 and 2005	50 - 51

B. Summary of securities held - December 31, 2007	51 & 52

C. N/A

III. LOAN PORTFOLIO (ALL DOMESTIC)
A. TYPES OF LOANS
     Information relating to III — Loan Portfolio — A. Types of Loans is set forth in the Corporation’s 2007 Annual Report to Shareholders, Page 48, Loan Portfolio and is incorporated herein by reference.
B. MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
     Information relating to III — Loan Portfolio — B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Corporation’s 2007 Annual Report to Shareholders, Page 48, Loan Portfolio and is incorporated herein by reference.
C. RISK ELEMENTS
     Information relating to III — Loan Portfolio — C. Risk Elements, is set forth in the Corporation’s 2007 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2007
Annual Report
to Shareholders
1. Nonaccrual, Past Due and Restructured Loans

(1) Aggregate amount in each category (5 years)	38

(2) Interest income
(i) That would have been recorded	20 & 38
(ii) That was included in income	20 & 38

(3) Policy for placing loans on non-accrual status	11-13 & 19-20

2. Potential Problem Loans	20

3. Foreign Outstandings	N/A

4. Loan concentrations over 10% not otherwise disclosed	N/A
D. Other Interest Bearing Assets — N/A

IV. SUMMARY OF LOAN LOSS EXPERIENCE
A. Analysis of the Allowance for Loan Loss
          Information relating to IV — Summary of Loan Loss Experience — A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 2007 Annual Report to Shareholders, Pages 46-47, Loan Loss Experience and is incorporated herein by reference.
B. Breakdown of the Allowance for Loan Losses
          Information relating to IV — Summary of Loan Loss Experience — B. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 2007 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2007
Annual Report
to Shareholders
Breakdown of the Allowance for Loan Losses	47

Percentage of loans in each category	46 - 48

Loan Commitments and Lines of Credit	23-24 & 56-57
V. DEPOSITS (ALL DOMESTIC)
A. Average Deposits and Average Rates Paid on Deposit Categories
          Information relating to V — Deposits — A. Average Deposits and Rates is set forth in the Corporation’s 2007 Annual Report to Shareholders, Pages 32 & 33, Five Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.
B. Not applicable
C. Not applicable
D. Summary of Time Deposits of $100,000 or More
          Information relating to V — Deposits — D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 2007 Annual Report to Shareholders, Page 21, Note 6, Deposits and is incorporated herein by reference.
E. Not applicable
VI. RETURN ON EQUITY AND ASSETS
          Information relating to VI — Return on Equity and Assets is set forth in the Corporation’s 2007 Annual Report to Shareholders, page 34, Selected Financial Data and is incorporated herein by reference.
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
     Further information relating to Item 1A. Risk Factors is set forth in the Corporations 2007 Annual Report to Shareholders Management’s Discussion Analysis. Including but not limited to Page 35, Note regarding Forward-Looking Statements; pages 46-47, Loan Loss Experience; pages 59-60, Market Risk; pages 60-61, Critical Accounting Policies and page 61, Impact of Inflation, and incorporated herein by reference.
Item 1B. Unresolved Staff Comments — N/A
Item 2. Properties
CORTLAND BANCORP’S PROPERTY
     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2007 Annual Report to Shareholders, page 4, Brief Description of the Business — CORTLAND BANCORP — and is incorporated herein by reference.
CORTLAND BANKS’ PROPERTY
     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2007 Annual Report to Shareholders, page 4, Brief Description of the Business, THE CORTLAND SAVINGS AND BANKING COMPANY — and is incorporated herein by reference.
     Information relating to Item 2 — Properties — Location of Offices is set forth in the Corporation’s 2007 Annual Report to Shareholders, on the back cover, Cortland Banks Offices and Locations and is incorporated herein by reference.
Item 3. Legal Proceedings
     Information relating to Item 3 — Legal Proceedings — is set forth in the Corporation’s 2007 Annual Report to Shareholders, page 30, Note 17, Litigation, and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders
             No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
Item 4A. Identification of Executive Officers of the Registrant
             The names, ages and positions of the executive officers as of March 11, 2008 are as follows:

Name	Age	Position Held
Lawrence A. Fantauzzi	60	President, Chief Executive Officer and Director

James M. Gasior	48	Senior Vice President, Secretary, Chief Financial Officer and Director

Craig M. Phythyon	46	Senior Vice President, Treasurer and Chief Investment Officer
          All of the officers listed above will hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified.
Principal Occupation and Business Experience of Executive Officers
          During the past five years the business experience of each of the executive officers has been as follows:
          Mr. Fantauzzi succeeded Mr. Platt as President and Chief Executive Officer of The Cortland Savings and Banking Company beginning October 3, 2005. Mr. Fantauzzi also succeeded Mr. Platt as President of Cortland Bancorp beginning November 1, 2005. Previously, Mr. Fantauzzi has served as Senior Vice President of the Bank since 1996. He served as Controller and Chief Financial Officer, as well as Secretary-Treasurer of both Cortland Bancorp and The Cortland Savings and Banking Company (the “Bank”). Mr. Fantauzzi has also been Vice President and Director of New Resources Leasing Corporation, a subsidiary of the Bancorp, since 1995. Mr. Fantauzzi is 60 years old and has been a member of the Board of Directors since February 9, 1999.
          Mr. Gasior is Senior Vice President, Chief Financial Officer and Secretary of Cortland Bancorp. He is also Senior Vice President, Chief Financial Officer and Secretary of the Bank. Mr. Gasior is a Certified Public Accountant, a member of the American Institute of CPA’s and the Ohio Society of CPA’s, is 48 years of age and has been a member of the Board of Directors since November of 2005. Previously, Mr. Gasior served as Senior Vice President of Lending and Administration of Cortland Bancorp and its subsidiary bank from April 1999 to October 2005.
          Mr. Phythyon is Senior Vice President, Chief Investment Officer and Treasurer of Cortland Bancorp. He is also Senior Vice President, Chief Investment Officer and Treasurer of the Bank. Previously, Mr. Phythyon served as Vice President — Assistant Controller of the Bank beginning in 2002 and Assistant Vice President — Assistant Controller beginning in 1997. Mr. Phythyon is 46 years old.

PART II
          Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s 2007 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2007
Annual Report
to Shareholders

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities
	a) Market Information	30 & 62
	b) Holders	62
	c) Dividends	30, 36 & 62
d) N/A

e) Shareholder Return Performance Graph
CUMULATIVE VALUE OF $100 INVESTMENT
Comparison of Five-Year Cumulative Total Return Among Cortland Bancorp,
The Russell 2000 Index and SNL Securities Index of Banks with Assets Under $500 Million. (1)
Total Return Performance

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Cortland Bancorp	100.00	122.16	104.39	90.01	96.43	67.89
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Bank < $500M Index	100.00	145.97	168.49	178.39	187.41	152.17

(1)	Assumes that on December 31, 2002, $100 each was invested in the common shares of Cortland Bancorp, the Russell 200 index, and the SNL Bank Index, with all subsequent dividends reinvested. Cortland Bancorp is not among the banking companies included in the SNL Bank Index, nor is it included in the Russell 2000 index. SNL Securities provided information for Cortland Bancorp, The Russell 2000 index and the SNL Bank Index. Past performance provides no guarantee or assurance that similar results can or will be achieved in the future.

II-1

PART II (CONTINUED)

Item 5. (Continued)

Issuer Purchases of Equity Securities in The Fourth Quarter of 2007	31

Item 6. Selected Financial Data	34

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-61

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	54-55,
59-60
Item 8. Financial Statements and Supplementary Data	4-34

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
     Annual Report on Internal Control Over Financial Reporting. The Report on Management’s Assessment of Internal Control Over Financial Reporting is included on page 5 of the 2007 Annual Report to Shareholders and is incorporated herein by reference.
     Attestation Report of the Registered Public Accounting Firm. The Attestation Report of the Company’s independent registered public accounting firm is included on page 6 of the 2007 Annual Report to Shareholders and is incorporated herein by reference.
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
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year in connection with its annual meeting of shareholders to be held April 22, 2008. Such information is incorporated herein by reference. This information will be found under but not limited to the captions of “Board Nominees”, “Continuing Directors”, “The Board of Directors and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors” and “Audit Committee Matters”.
Information relating to executive officers of the Corporation is set forth in Part I. Item 4A.

Item ll.	Executive Compensation
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year in connection with its annual meeting of shareholders to be held April 22, 2008. Such information is incorporated herein by reference. This information will be found under but not limited to the captions of “Executive Compensation” and “Directors Compensation”.

Item l2.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year in connection with its annual meeting of shareholders to be held April 22, 2008. Such information is incorporated herein by reference. This information will be found under but not limited to the captions of “Share Ownership by Directors and Executive Officers”.

Item l3.	Certain Relationships and Related Transactions, and Director Independence
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year in connection with its annual meeting of shareholders to be held April 22, 2008. Such information is incorporated herein by reference. This information will be found under but not limited to the captions of “Transactions with Related Parties” and “The Board of Directors and Committees of the Board”.

Item l4.	Principal Accountant Fees and Services
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year in connection with its annual meeting of shareholders to be held April 22, 2008. Such information is incorporated herein by reference. This information will be found under but not limited to the captions of “Audit Committee Matters”.
III-l

PART IV

Item l5.	Exhibits, Financial Statement Schedules
(a) l. Financial Statements
Included in Part II of this report:
Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s 2007 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

Pages in 2007
Annual Report
To Shareholders
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	6
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	7
Consolidated Balance Sheets as of December 31, 2007 and 2006	8
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	9
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	10
Notes to Consolidated Financial Statements	11 - 31

(a) 2.	Financial Statement Schedules
Included in Part IV of this report as Exhibit 23:
Independent Accountants’ Consent
Schedules:
All schedules are omitted because they are not applicable.

(a) 3.	Exhibits Required by Item 601 of Regulation S-K
The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-3 hereof and is incorporated herein by reference.
Exhibit 11 – Statement regarding computation of earnings per share - is set forth in the Corporation’s 2007 Annual Report to Shareholders page 14, Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Per Share Amounts – and is incorporated herein by reference.
IV-l

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 11, 2008	By	/s/Lawrence A. Fantauzzi,

Date		President, Chief Executive
Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/K.Ray Mahan	Director and Chairman of the Board	March 11, 2008
Date

/s/Lawrence A. Fantauzzi	President, Chief Executive Officer and Director	March 11, 2008
Date

/s/James M. Gasior	Senior Vice President,	March 11, 2008
	Secretary and Director (Chief Financial Officer)	Date

/s/Jerry A. Carleton	Director	March 11, 2008
Date

/s/David C. Cole	Director	March 11, 2008
Date

/s/George E. Gessner	Director	March 11, 2008
Date

/s/Neil J. Kaback	Director	March 11, 2008
Date

/s/Richard B. Thompson	Director	March 11, 2008
Date

/s/Timothy K. Woofter	Director	March 11, 2008
Date

INDEX TO EXHIBITS
     The following exhibits are filed or incorporated by reference as part of this report:
Item 15(b). Exhibits

Exhibit 3.1
Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio. (1)

Exhibit 3.2	Code of Regulations for the Bancorp, as amended (1)

Code of Regulations, Cortland Savings and Banking (2)

Exhibit 4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in 3.1 and 3.2.(1)

* Exhibit 10.1
Group Term Carve Out Plan dated February 23,2001 by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment.(1)

* Exhibit 10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.(1)

* Exhibit 10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007 (3)

* Exhibit 10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007. (3)

* Exhibit 10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007. (3)

* Exhibit 10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003 (1)

* Exhibit 10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007. (3)

* Exhibit 10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007. (3)

* Exhibit 10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001 (1)

* Exhibit 10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007 (3)

* Exhibit 10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007. (3)

INDEX TO EXHIBITS (Continued)

* Exhibit 10.12
Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004 with Director Neil J. Kaback, and as of October 1, 2001 with Director Richard B. Thompson; as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;(2) and Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton. (3)

* Exhibit 10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002 and September 29, 2005 (1)

* Exhibit 10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005 (1)

* Exhibit 10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005 (1)

* Exhibit 10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002 (1)

* Exhibit 10.17	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003 (1)

* Exhibit 10.18	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003 (1)

* Exhibit 10.19	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003 (1)

* Exhibit 10.20	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002 (1)

* Exhibit 10.21	Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003 (1)

* Exhibit 10.22	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003 (1)

* Exhibit 10.23	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003 (1)

* Exhibit 10.24	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003 (1)

INDEX TO EXHIBITS (Continued)

* Exhibit 10.25	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003 (1)

* Exhibit 10.26	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003 (1)

* Exhibit 10.27	Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002 (1), as amended on December 11, 2006 (2)

* Exhibit 10.28	Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003 (1)

* Exhibit 10.29	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003 (1)

* Exhibit 10.30	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003 (1)

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

Exhibit 13	Annual Report to security holders (filed herewith)

Exhibit 14	Code of Ethics (filed herewith)

Exhibit 21	Subsidiaries of the Registrant (filed herewith)

Exhibit 23	Consents of experts and counsel — Consent of independent registered public Accounting firm. (filed herewith)

Exhibit 31.1	Certification of the Chief Executive Officer under Rule 13a-14(a) (filed herewith)

Exhibit 31.2	Certification of the Chief Financial Officer under Rule 13a-14(a) (filed herewith)

Exhibit 32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan or arrangement

(1)	Filed previously as an Exhibit to form 10-K filed on March 15, 2006

(2)	Filed previously as an Exhibit to form 10-K filed on March 15, 2007

(3)	Filed herewith
     Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to James Gasior, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.
IV-5