Form 10-Q
period 2008-03-31
CORTLAND BANCORP INC
filed 2008-05-12
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING

Common Stock, No Par Value	at May 6, 2008 4,413,488 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS
Cash and due from banks	$9,825	$9,441
Federal funds sold	3,800

Total cash and cash equivalents	13,625	9,441

Investment securities available for sale (Note 3)	140,489	126,507
Investment securities held to maturity (estimated fair value of $86,541 at March 31, 2008 and $113,087 at December 31, 2007) (Note 3)	84,975	112,115
Total loans (Note 4)	225,797	223,109
Less allowance for loan losses (Note 4)	(1,486)	(1,621)

Net loans	224,311	221,488

Premises and equipment	6,538	6,206
Other assets	18,621	16,937

Total assets	$488,559	$492,694

LIABILITIES
Noninterest-bearing deposits	$54,592	$58,224
Interest-bearing deposits	304,711	306,564

Total deposits	359,303	364,788

Federal Home Loan Bank advances	68,000	64,000
Other short term borrowings	4,960	6,413
Subordinated debt	5,155	5,155
Other liabilities	4,292	3,514

Total liabilities	441,710	443,870

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,639,973 in 2008 and 2007	23,200	23,200
Additional paid-in capital	20,912	20,976
Retained earnings	8,914	9,386
Accumulated other comprehensive income (loss)	(1,685)	(94)
Treasury shares at cost, 246,095 at March 31, 2008 and 250,545 at December 31, 2007	(4,492)	(4,644)

Total shareholders’ equity	46,849	48,824

Total liabilities and shareholders’ equity	$488,559	$492,694

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE
	MONTHS ENDED
	MARCH 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$3,905	$3,785
Interest and dividends on investment securities:
Taxable interest income	1,546	1,609
Nontaxable interest income	389	477
Dividends	44	53
Interest on mortgage-backed securities	1,103	892
Other interest income	79	114

Total interest income	7,066	6,930

INTEREST EXPENSE
Deposits	2,477	2,382
Borrowed funds	833	834
Subordinated debt	79

Total interest expense	3,389	3,216

Net interest income	3,677	3,714
Provision for loan losses	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,602	3,714

OTHER INCOME
Fees for other customer services	554	541
Investment securities gains — net	73	12
Gain on sale of loans — net	10	16
Gain (loss) on sale of other real estate owned — net	51	(1)
Earnings on bank owned life insurance	134	131
Other non-interest income	49	25

Total other income	871	724

OTHER EXPENSES
Salaries and employee benefits	1,787	1,820
Net occupancy and equipment expense	480	468
State and local taxes	139	146
Bank exam and audit expense	115	94
Office supplies	94	86
Other operating expenses	542	449

Total other expenses	3,157	3,063

INCOME BEFORE FEDERAL INCOME TAXES	1,316	1,375

Federal income taxes	282	273

NET INCOME	$1,034	$1,102

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.23	$0.24

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.23	$0.24

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.22

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	SHARES	EQUITY
THREE MONTHS ENDED MARCH 31, 2007

BALANCE AT JANUARY 1, 2007	$22,972	$20,835	$9,553	$(455)	$(2,313)	$50,592
Comprehensive income:
Net income			1,102			1,102
Other comprehensive income, net of tax:
Unrealized gains or (losses) on available- for-sale securities, net of reclassification adjustment				182		182

Total comprehensive income						1,284

Common stock transactions:
Treasury shares reissued		(80)			313	233
Cash dividends declared			(993)			(993)

BALANCE AT MARCH 31, 2007	$22,972	$20,755	$9,662	$(273)	$(2,000)	$51,116

THREE MONTHS ENDED MARCH 31, 2008

BALANCE AT JANUARY 1, 2008	$23,200	$20,976	$9,386	$(94)	$(4,644)	$48,824

Cumulative effect of adjustment from adoption of of Emerging Issues Task Force issue 06-04			(539)			(539)

Balance after cumulative effect of adjustment	23,200	20,976	8,847	(94)	(4,644)	48,285

Comprehensive income:
Net income			1,034			1,034
Other comprehensive loss, net of tax benefit:
Unrealized losses on available- for-sale securities, net of reclassification adjustment				(1,591)		(1,591)

Total comprehensive loss						(557)

Common stock transactions:
Treasury shares reissued		(64)			300	236
Treasury shares purchased					(148)	(148)
Cash dividends declared			(967)			(967)

BALANCE AT MARCH 31, 2008	$23,200	$20,912	$8,914	$(1,685)	$(4,492)	$46,849

	MARCH 31,
	2008	2007

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding gains or (losses) on available-for-sale securities arising during the period, net of tax	$(1,543)	$190
Less: Reclassification adjustment for net gains realized in net income, net of tax	48	8

Net unrealized gains (losses) on available- for-sale securities, net of tax	$(1,591)	$182

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
NET CASH FLOWS FROM OPERATING ACTIVITIES	$777	$368

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(6,912)	(998)
Purchases of securities available for sale	(20,857)	(5,463)
Proceeds from sales of securities available for sale	—	—
Proceeds from call, maturity and principal payments on securities	38,569	8,518
Net increase in loans made to customers	(3,282)	(3,813)
Proceeds from disposition of other real estate	190	34
Purchase of premises and equipment	(484)	(391)

Net cash flows from investing activities	7,224	(2,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(5,485)	3,660
Proceeds from Federal Home Loan Bank advances	4,000	4,500
Net increase (decrease) in short term borrowings	(1,453)	300
Dividends paid	(967)	(993)
Treasury shares purchased	(148)
Treasury shares reissued	236	233

Net cash flows from financing activities	(3,817)	7,700

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,184	5,955

CASH AND CASH EQUIVALENTS
Beginning of period	9,441	14,375

End of period	$13,625	$20,330

SUPPLEMENTAL DISCLOSURES
Interest paid	$3,426	$3,205
Income taxes paid	$0	$0
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     1.) Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2007, included in our Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     2.) Reclassifications:
     Certain items contained in the 2007 financial statements have been reclassified to conform to the presentation for 2008. Such reclassifications had no effect on the net results of operations.
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
     Trading securities are principally held with the intention of selling in the near term. Trading securities are carried at fair value with changes in fair value reported in the Consolidated Statements of Income (unaudited).

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The table below sets forth the proceeds, gains and losses realized on securities sold or called for the period ended:

	THREE MONTHS
	March 31,
	2008		2007

Proceeds on securities sold	$	None	$	None
Gross realized gains		None		None
Gross realized losses		None		None

Proceeds on securities called		$25,411		$617
Gross realized gains		73		12
Gross realized losses		None		None
     Securities available for sale, carried at fair value, totaled $140,489 at March 31, 2008 and $126,507 at December 31, 2007 representing 62.31% and 53.02%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
     Investment securities with a carrying value of approximately $92,346 at March 31, 2008 and $95,137 at December 31, 2007 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The amortized cost and estimated fair value of debt securities at March 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE
Due in one year or less	$2,448	$2,475
Due after one year through five years	4,049	4,201
Due after five years through ten years	4,505	4,086
Due after ten years	45,823	42,256

	56,825	53,018
Mortgage-backed securities	82,560	83,815

	$139,385	$136,833

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE
Due in one year or less	$6,182	$6,200
Due after one year through five years	3,443	3,577
Due after five years through ten years	7,080	7,259
Due after ten years	51,909	53,144

	68,614	70,180
Mortgage-backed securities	16,361	16,361

	$84,975	$86,541

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2008, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$11,367	$506	$	$11,873
Obligations of states and political subdivisions	8,417	396		8,813
Mortgage-backed and related securities	82,560	1,339	84	83,815
Corporate securities	37,041	62	4,771	32,332

Total debt securities	139,385	2,303	4,855	136,833
Other securities	3,656			3,656

Total available for sale	$143,041	$2,303	$4,855	$140,489

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$138	$14	$	$152
U.S. Government agencies and corporations	44,667	517	6	45,178
Obligations of states and political subdivisions	23,809	1,052	11	24,850
Mortgage-backed and related securities	16,361	179	179	16,361

Total held to maturity	$84,975	$1,762	$196	$86,541

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2007:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE
U.S. Government agencies and corporations	$12,365	$314	$2	$12,677
Obligations of states and political subdivisions	8,428	344		8,772
Mortgage-backed and related securities	66,508	607	268	66,847
Corporate securities	35,769	36	1,175	34,630

Total debt securities	123,070	1,301	1,445	122,926
Other securities	3,581			3,581

Total available for sale	$126,651	$1,301	$1,445	$126,507

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE
U.S. Treasury Securities	$139	$7	$	$146
U.S. Government agencies and corporations	71,179	361	24	71,516
Obligations of states and political subdivisions	23,990	886	7	24,869
Mortgage-backed and related securities	16,807	63	314	16,556

Total held to maturity	$112,115	$1,317	$345	$113,087

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

	CONTRACT OR
	NOTIONAL AMOUNT
	March 31,	December 31,
	2008	2007
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$1,152	$2,125
Variable	36,635	36,576
Standby letters of credit	1,490	1,179
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
     The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at March 31, 2008 totaled $11,711 and $11,698 at December 31, 2007. The total average daily balance of overdrafts used in 2008 was $162 and $153 in 2007, or approximately 1.4% of the total aggregate overdraft protection available to depositors at March 31, 2008 and 1.3% at December 31, 2007.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2008	2007
1-4 family residential mortgages	29.8%	30.5%
Commercial mortgages	54.6%	54.3%
Consumer loans	3.7%	3.8%
Commercial loans	7.2%	6.7%
Home equity loans	4.7%	4.7%
     There are $41 mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2008, and none at December 31, 2007. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
     The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Loans accounted for on a non-accrual basis	$2,028	$2,285

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	125	546

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the three months ended March 31, 2008 and 2007.

	March 31,	March 31,
	2008	2007
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$52	$72

Interest income actually included in income on the loans	5	4
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
     Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At March 31, 2008, the recorded investment in impaired loans was $1,716 while the related portion of the allowance for loan losses was $572. At December 31, 2007, there were $2,274 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $716.
     Loans in the amount of $14,805 as of March 31, 2008, and $14,691 as of December 31, 2007 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
     The following is an analysis of the allowance for loan losses for the periods ended March 31, 2008 and March 31, 2007:

	THREE MONTHS
	2008	2007
Balance at beginning of period	$1,621	$2,211
Loan charge-offs:
1 — 4 family residential mortgages	140	—
Commercial mortgages	31	115
Consumer loans and other loans	56	34
Commercial loans	1	—
Home equity loans	17	—

	245	149

Recoveries on previous loan losses
1 — 4 family residential mortgages	—	—
Commercial mortgages	1	—
Consumer loans and other loans	34	21
Commercial loans	—	—
Home equity loans	—	—

	35	21

Net charge-offs	(210)	(128)

Provision charged to operations	75	—

Balance at end of period	$1,486	$2,083

Ratio of annualized net charge-offs to average loans outstanding	0.38%	0.25%

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

	THREE MONTHS ENDED
	March 31,
	2008	2007
Net Income	$1,034	$1,102
Weighted average common shares outstanding*	4,401,763	4,556,228

Basic earnings per share*	$0.23	$0.24
Diluted earnings per share*	$0.23	$0.24
Dividends declared per share*	$0.22	$0.22

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the 1% stock dividend of January 1, 2008.
7.) Stock Repurchase Program
     On February 27, 2007, the Company’s Board of Directors approved a Stock Repurchase Program which permitted the Company to repurchase up to 100,000 shares of its outstanding common shares in the over-the-counter market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on February 27, 2007, the commitment to repurchase the stock over the program was approximately $1,715. Subsequently, on August 14, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional 100,000 shares of its outstanding common shares in over-the-counter market or in privately negotiated transactions. Based on the value of the Company’s stock on August 14, 2007, the commitment to repurchase these additional shares over the program was approximately $1,635. Once again, on November 27, 2007, the Company’s Board of Directors increased to 300,000 shares the size of its current stock buyback program by authorizing the repurchase of up to an additional 100,000 shares of its outstanding common shares in the over-the-counter market or in privately negotiated transactions. Based on the value of the Company’s stock on November 27, 2007, the commitment to repurchase these additional shares over the program was approximately $1,375. The repurchase program will terminate on February 28, 2009 or upon the purchase of 300,000 shares, if earlier. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Under the program the Company has repurchased 205,986 shares in 2007 and 11,772 shares in 2008, a total of 217,758 shares. The Company has also reissued 16,222 shares to existing shareholders through its dividend reinvestment program during 2008, net of repurchased fractional shares. Based on the price of the Company’s stock at March 31, 2008, the remaining commitment to repurchase the 82,242 remaining shares of stock was approximately $1,020.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
8.) Subordinated Debt
     In July 2007 a trust formed by the Company issued $5,000 of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155 of the common securities. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The $5,155 million in debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.
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
9.) Fair Value Measurements (SFAS No. 157)
     Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:
Level I: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.
Level II: Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.
Level III: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where inputs into the determination of fair value require significant management judgment or estimation.
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at 03/31/08 Using
		(In thousands)
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
Description	03/31/08	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Available for Sale Securities	$140,489		$140,489
Loans measured for impairment	1,144		1,144
Impaired Loans — A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At March 31, 2008 the recorded investment in impaired loans was $1,716 with a related reserve of $572, leaving a net balance of $1,144.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	MARCH 31, 2008			DECEMBER 31, 2007			MARCH 31, 2007
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

ASSETS
Federal funds sold and earning assets	$10,450	$79	3.0%	$6,950	$366	5.3%	$8,773	$114	5.3%
Investment securities (1) (2)	227,843	3,259	5.7%	238,904	13,664	5.7%	231,391	3,249	5.6%
Loans (2) (3)	223,731	3,925	7.0%	215,496	15,856	7.4%	208,869	3,803	7.3%

Total interest-earning assets	462,024	$7,263	6.3%	461,350	$29,886	6.5%	449,033	$7,166	6.4%

Cash and due from banks	7,703			8,220			8,440
Bank premises and equipment	6,400			5,374			4,898
Other assets	14,806			14,103			13,409

Total non-interest-earning assets	28,909			27,697			26,747

Total Assets	$490,933			$489,047			$475,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$44,342	$180	1.6%	$46,508	$888	1.9%	$44,363	$189	1.7%
Savings	74,765	196	1.1%	78,072	799	1.0%	80,245	201	1.0%
Time	183,281	2,101	4.6%	184,586	8,769	4.8%	173,433	1,992	4.7%

Total interest-bearing deposits	302,388	2,477	3.3%	309,166	10,456	3.4%	298,041	2,382	3.2%
Federal funds purchased	620	7	4.4%	605	29	4.8%
Other borrowings	71,773	826	4.6%	65,570	3,346	5.2%	65,550	834	5.2%
Subordinated Debt	5,155	79	6.1%	2,175	154	7.1%

Total interest-bearing liabilities	379,936	$3,389	3.6%	377,516	$13,985	3.7%	363,591	$3,216	3.6%

Demand deposits	55,730			57,668			57,747
Other liabilities	6,336			3,775			3,473
Shareholders’ equity	48,931			50,088			50,969

Total liabilities and Shareholders’ equity	$490,933			$489,047			$475,780

Net interest income		$3,874			$15,901			$3,950

Net interest rate spread (4)			2.7%			2.8%			2.8%

Net interest margin (5)			3.3%			3.5%			3.5%

Ratio of interest-earning assets to interest-bearing liabilities			1.22			1.22			1.23

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $20 and $177 for 2008, $155 and $1,809 for December 31, 2007, and $18 and $218 for March 31,2007.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2008	2007	2007	2007	2007

SUMMARY OF OPERATIONS
Total interest income	$7,066	$7,467	$7,344	$7,251	$6,930
Total interest expense	3,389	3,623	3,651	3,495	3,216

NET INTEREST INCOME (NII)	3,677	3,844	3,693	3,756	3,714
Provision for loan losses	75	40	—	—	—

NII after loss provision	3,602	3,804	3,693	3,756	3,714
Security gains (losses)	73	40	5	20	12
Gain on sale of loans	10	10	35	27	16
Total other income (including security and loan gains)	871	811	789	765	724
Total other expense	3,157	3,194	3,132	3,206	3,063

Income before tax	1,316	1,421	1,350	1,315	1,375
Net income	$1,034	$1,116	$1,075	$1,057	$1,102

Core earnings (1)	$946	$1,083	$1,049	$1,028	$1,086

Net income (Rolling 4 Quarters) (2)	$4,282	$4,350	$4,416	$4,484	$4,503
Core earnings (Rolling 4 Quarters)	$4,106	$4,246	$4,329	$4,419	$4,448

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.23	$0.25	$0.24	$0.24	$0.24
Net income, both basic and diluted (Rolling 4 Quarters)	0.96	0.97	0.99	1.00	1.00
Core income, both basic and diluted	0.21	0.24	0.23	0.23	0.24
Core income, both basic and diluted (Rolling 4 Quarters)	0.91	0.94	0.97	0.98	0.99
Cash dividends declared	0.22	0.22	0.21	0.22	0.22
Cash dividends declared (Rolling 4 Quarters)	0.87	0.86	0.88	0.87	0.86
Book value	10.66	11.12	11.00	10.98	11.22

BALANCE SHEET DATA
Assets	$488,559	$492,694	$498,689	$485,636	$480,854
Investments	225,464	238,622	244,165	240,271	231,234
Net loans	224,311	221,488	218,893	213,624	207,019
Deposits	359,303	364,788	372,546	371,809	359,478
Borrowings	72,960	70,413	68,893	61,188	66,815
Subordinated Debt (See Note 8 — Subordinated Debt)	5,155	5,155	5,155
Shareholders equity	46,849	48,824	48,728	49,259	51,116

AVERAGE BALANCES
Assets	$490,933	$494,604	$493,076	$492,565	$475,780
Investments	227,843	242,596	242,352	239,114	231,391
Net loans	222,233	220,554	216,233	210,568	206,736
Deposits	358,118	365,683	373,213	371,664	355,788
Borrowings	72,393	70,963	63,217	64,941	65,550
Subordinated Debt	5,155	5,155	3,474
Shareholders equity	48,931	48,983	49,407	51,822	50,969

ASSET QUALITY RATIOS
Underperforming assets as a percentage of:
Total assets	0.59%	0.63%	0.64%	0.62%	0.71%
Equity plus allowance for loan losses	5.93	6.17	6.35	5.89	6.45
Tier I capital	5.36	5.78	5.91	6.04	6.69

FINANCIAL RATIOS
Return on average equity	8.45%	9.11%	8.70%	8.16%	8.65%
Return on average equity (Rolling 4 Quarters)	8.60	8.65	8.71	8.85	9.02
Return on average assets	0.84	0.90	0.87	0.86	0.93
Return on average assets (Rolling 4 Quarters)	0.87	0.89	0.91	0.95	0.97
Effective tax rate	21.43	21.46	20.37	19.62	19.85
Net interest margin ratio	3.34	3.49	3.38	3.38	3.51

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period , adjusted retroactively for the stock dividends.

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
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements Summary of Significant Accounting Policies” in the 2007 annual report on Form 10-K. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of these policies and related methodologies are more critical than others. There has been no material change in critical accounting estimates since those presented in the 2007 annual report on Form 10-K.

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
     Cash and cash equivalents decreased by $6,705 from March 31, 2007 and increased by $4,184 from levels measured at year-end. The changes are mainly attributable to federal funds sold. Operating activities provided cash of $777 and $368 during the three months ended March 31, 2008 and 2007, respectively. Key differences stem mainly from: 1) a decrease in net income of $68 compared to March 31, 2007; 2) loans held for sale increased by $41 at March 31, 2008 as compared to an increase of $352 at March 31, 2007; 3) gains on the call of investments was $73 at March 31, 2008 where there was $12 at March 31, 2007; 4) amortization on securities was $22 in 2008 compared to $100 in 2007; 5) provision for loan loss was $75 at March 31, 2008 compared to none at March 31, 2007; and 6) other real estate gains of $51 was recorded at March 31, 2008 and a $1 loss at March 31, 2007. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2008 and 2007, and the following table which details the cash flows from operating activities.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Net Income	$1,034	$1,102
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	174	227
Provision for loan loss	75
Investment securities gains	(73)	(12)
Other real estate (gains) losses	(51)	1
Impact of loans held for sale	(41)	(352)
Changes in other assets and liabilities	(341)	(598)

Net cash flows from operating activities	$777	$368

Capital Resources
     The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured (3.84%) for the three months ended March 31, 2008 and 0.85% for the three months ended March 31, 2007. Overall capital (a figure which reflects the cumulative adjustment to retained earnings, earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of 16.2%. Capital ratios remained well in excess of regulatory minimums.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Tier 1 Capital	$53,446	$53,820
Tier 2 Capital	1,501	1,635

TOTAL QUALIFYING CAPITAL	$54,947	$55,455

Risk Adjusted Total Assets (*)	$289,475	$289,081

Tier 1 Risk-Based Capital Ratio	18.46%	18.62%

Total Risk-Based Capital Ratio	18.98%	19.18%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.88%	10.99%

(*)	Includes off-balance sheet exposures.
     Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $491,055 for the three months ended March 31, 2008 and $489,443 for the year ended December 31, 2007.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
     In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of March 31, 2008 and December 31, 2007. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	March 31,	Dec. 31,	Well	Adequately
	2008	2007	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	18.98%	19.18%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	18.46%	18.62%	6.00%	4.00%
Tier 1 capital to average assets	10.88%	10.99%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
First Three Months of 2008 as Compared to First Three Months of 2007
Analysis of Net Interest Income

	INTEREST MARGIN YTD
	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

INTEREST-EARNING ASSETS

Federal funds sold and other earning assets	$10,450	$79	3.0%	$8,773	$114	5.3%
Investment securities (1) (2)	227,843	3,259	5.7%	231,391	3,249	5.6%
Loans (2) (3)	223,731	3,925	7.0%	208,869	3,803	7.3%

Total interest-earning assets	$462,024	$7,263	6.3%	$449,033	$7,166	6.4%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$44,342	$180	1.6%	$44,363	$189	1.7%
Savings	74,765	196	1.1%	80,245	201	1.0%
Time	183,281	2,101	4.6%	173,433	1,992	4.7%

Total interest-bearing deposits	302,388	2,477	3.3%	298,041	2,382	3.2%
Federal funds purchased	620	7	4.4%
Subordinated Debt	5,155	79	6.1%
Other borrowings	71,773	826	4.6%	65,550	834	5.2%

Total interest-bearing liabilities	$379,936	$3,389	3.6%	$363,591	$3,216	3.6%

Net interest income		$3,874			$3,950

Net interest rate spread (4)			2.7%			2.8%

Net interest margin (5)			3.3%			3.5%

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $20 and $177 for March 2008 and $18 and $218 for March 2007.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
     The increase in interest income, on a fully tax equivalent basis, of $97 was the product of a 2.9% year-over-year increase in average earning assets and a 13 basis point decrease in interest rates earned. The increase in interest expense of $173 was a product of a 4.5% increase in interest-bearing liabilities and a no basis point change in rates paid. The net result was a 1.9% decrease in net interest income on a fully tax equivalent basis and a 17 basis point decrease in the Company’s net interest margin ratio.
     Interest and dividend income on securities registered an increase of $51 or 1.7%, during the three months ended March 31, 2008 when compared to 2007. On a fully tax equivalent basis, income on investment securities increased by $10, or 0.3%. The decrease in tax equivalent versus actual is due to a $7,089 decrease in tax free municipal investments. The average invested balances decreased by $3,548, or 1.5% from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by an 11 basis point increase in the tax equivalent yield of the portfolio.
     Interest and fees on loans increased by $120, or 3.2%, while on a fully tax equivalent basis, income on loans increased by $122, or 3.2%, for the three months of 2008 compared to 2007. A $14,862 increase in the average balance of the loan portfolio, or 7.1%, was accompanied by a 33 basis point decrease in the portfolio’s tax equivalent yield.
     Other interest income decreased by $35 from the same period a year ago. The average balance of federal funds sold and other money market funds increased by $1,677, or 19.1%. The yield decreased by 224 basis points during the first three months of 2008 compared to 2007.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
     Average interest-bearing demand deposits and money market accounts decreased by $21, while savings decreased by $5,480. The average rate paid on these products stayed consistent at 1.27% at March 2008 and 2007. The average balance on time deposit products increased by $9,848, as the average rate paid decreased by 5 basis points, from 4.65% to 4.60%.
     Compared to last year, average borrowings, subordinated debt and federal funds purchased increased by $11,998, while the average rate paid on borrowings decreased by 43 basis points. Included in this increase is an average balance of $5,155 in subordinated debt issued in July of 2007.
     Net interest income after provision for loan losses was reduced by $75 in provisions booked in 2008 compared to none booked at March 31, 2007.
Analysis of Other Income, Other Expense and Federal Income Tax
     Other income from all sources increased by $147 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $6 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $61 from year ago levels. With rates falling during the quarter, U.S. Government agencies and corporations elected to call an increasing number of issues. The bank held several of these issues at a discount and thus recognized a gain when they were called. Fees for other customer services increased by $13. Gain on the sale of Other Real Estate Owned (OREO) was $51 at March 31, 2008, an increase of $52 from the loss of $1 recorded at March 31, 2007. This gain in 2008 was on the sale of one property that was in OREO since 2007. Other sources of non-recurring non-interest income increased by $24 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
     Total other expenses in the first three months were $3,157 in 2008 compared to $3,063 in 2007, an increase of $94 or 3.1%. Full time equivalent employment averaged 159 during the first three months of 2008, a 4.8% decrease compared to 167 at March 31, 2007. Salaries and benefits decreased by $33 or 1.8%, from the similar period a year ago. This decrease is a combination of regular staff salary and benefit increases and the decrease in full-time equivalent employment.
     For the first three months of 2008, state and local taxes decreased by $7. Occupancy and equipment expense increased by $12 or 2.6%. Office supplies increased by $8. Bank exam and audit expense increased by $21, due to differences in the timing of expenditures. All other expense categories increased by 20.7%, or $93 as a group. This expense category is subject to fluctuation due to non-recurring items. The increase in 2008 is due in part to costs associated with the Company’s Strategic Growth Plan initiated in mid 2007. These expenses include costs for professional consulting, information system software, licensing and maintenance and educational programs for the Company’s employees.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Dollars in thousands, except for per share amounts)
     Income before income tax expense amounted to $1,316 for the first three months of 2008 compared to $1,375 for the similar period of 2007. The effective tax rate for the first three months was 21.4% in 2008 compared to 19.9% in 2007, resulting in income tax expense of $282 and $273, respectively. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	THREE MONTHS ENDED
	March 31,
	2008	2007

Provision at statutory rate	$447	$468
Add (Deduct):
Tax effect of non-taxable income	(192)	(221)
Tax effect of non-deductible expense	27	26

Federal income taxes	$282	$273

     Net income for the first three months registered $1,034 in 2008 compared to $1,102 in 2007, representing per share amounts of $0.23 in 2008 and $0.24 in 2007. Dividends declared per share were $0.22 in both 2008 and 2007.
     Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) decreased by $140, or 12.9%, in the first three months of 2008 compared to 2007. Core earnings for the three months of 2008 were $946 compared to last year’s $1,086. Core earnings per share were $0.21 in 2008 and $0.24 in 2007. The following is reconciliation between core earnings and earnings as reported under generally accepted accounting principles in the United States (GAAP earnings):

	Three Months Ended
	March 31,
	2008	2007

GAAP Earnings	$1,034	$1,102
Investment security gains	(73)	(12)
Gain on sale of loans	(10)	(16)
(Gain) Loss on sale of other real estate	(51)	1
Loss on disposition of fixed assets		2
Tax effect of adjustments	46	9

Core Earnings	$946	$1,086

Core earnings per share	$0.21	$0.24

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Analysis of Assets and Liabilities
     Total cash and cash equivalents increased by $4,184 from year-end, and decreased by $6,705 from the twelve month period ending March 31, 2007. This is due mainly to federal funds sold, which increased by $3,800 from year-end and decreased by $7,650 from March 31, 2007. Bank management has elected to employ a higher level of federal funds sold since year end, to achieve a higher level of short-term liquidity needed to support increased loan demand.
     The Bank elected not to reinvest all of the proceeds from the abundance of called securities that were realized during the quarter. Instead, a portion was used to lower the level of public fund jumbo certificates of deposit, pay-off FHLB of Cincinnati advances and fund commercial loans. As a result, investment securities decreased by $13,158 from year-end levels and by $5,770 from the same quarter a year ago. The investment portfolio represented 62.8% of each deposit dollar, down from 64.3% a year ago and 65.4% year end levels.
     Loans net of the allowance for losses increased by $17,292 during the twelve month period from March 31, 2007 to March 31, 2008, and increased by $2,823 from year-end. Gross loans as a percentage of earning assets stood at 49.6% as of March 31, 2008 and 46.3% at March 31, 2007. The loan to deposit ratio at the end of the first three months of 2008 was 62.8% and 58.2% for the same period a year ago. The increase in loans has primarily resulted from a marketing campaign designed to increase market share for commercial and small business loans secured by real estate. At March 31, 2008 the loan loss allowance of $1,486 represented approximately 0.7% of outstanding loans, and at March 31, 2007, the loan loss allowance of $2,083 represented approximately 1.0% of outstanding loans.
     Loan charge-offs during the first three months were $245 in 2008 compared to $149 in 2007, while the recovery of previously charged-off loans amounted to $35 in 2008 compared to $21 in 2007. Non-accrual loans at March 31, 2008 represented 0.9% of the loan portfolio compared to 1.5 at March 31, 2007.
     Premises and equipment increased by $332 from year-end and $1,496 from March 31, 2007. This is mainly due to the following: (1) construction of a 2,500 square foot banking facility. This office replaced an existing leased bank location in the village of Windham. The newly constructed office opened in May of 2007, (2) construction in process on a new office in Middlefield, Ohio and (3) properties purchased in both Brookfield, Ohio and North Lima, Ohio to replace existing branch offices.
     Other assets increased by $1,684 or 9.9% from year-end and $1,392 or 8.1% from March 31, 2007. Other real estate owned increased to $568 in March 2008 as compared to $242 at December 31, 2007 and $143 at March 31, 2007. Interest receivable on investments and loans stood at $3,068 at March 31, 2008, $3,099 at December 31, 2007 and $3,481 at March 31, 2007. Also included in other assets is bank owned life insurance with a cash surrender value of $12,401 at March 31, 2008, $12,283 at December 31, 2007 and $11,934 at March 31, 2007.
     Non interest-bearing deposits decreased by $3,632 from year-end and $2,863 from twelve months ago. Interest-bearing deposits decreased by $1,853 from year-end and increased by $2,688 from March 31, 2007. The increase is due primarily to an increase in certificates of deposit in the amount of $100 or less, which increased by $3,469 from March 31, 2007. There are no brokered deposits among the Company’s deposit totals. The decrease from year-end is due to a decrease in certificates of deposit in the amount of $100 or more of $6,874 coupled with an increase in money market accounts of $3,049.
     Federal Home Loan Bank advances and other short-term borrowings increased by $2,547 from year-end and $6,145 from March 31, 2007 as the Company was able to obtain advances at competitive rates to assist in funding the asset growth.
     Other liabilities ranged from $3,445 at March 31, 2007 to $3,514 at December 31, 2007 and $4,292 at March 31, 2008. The increase in other liabilities was due mainly to an entry made to record the cumulative effect of a change in accounting principle for recognizing a liability for the death benefit promised under a split-dollar life insurance arrangement. The entry was made to increase the liability and decrease retained earnings for $539. This was made in accordance with the Emerging Issues Task Force issue 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
New Accounting Standards
     In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 (postretirement benefit plans) or APB No. 12 (deferred compensation plan). The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement; therefore, a liability should be recognized for future benefits. Issue 06-4 is effective for years beginning after December 15, 2007. The Company adopted EITF Issue No. 06-04 as of January 1, 2008 and the cumulative effect of a change in accounting principle to recognize a liability for the death benefit promised under a split-dollar life insurance arrangement totaled $539 and was recorded as a reduction of retained earnings.
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
     The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2008 and December 31, 2007. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2008 and December 31, 2007 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands, except for per share amounts)
     Over the past twelve months, the Federal Reserve has lowered by 300 basis points the overnight federal funds rate. At March 31, 2008, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 207 basis points compared to a positive 68 basis points at December 31, 2007. With longer-term rates exceeding short-term rates the yield curve is now positive.
     The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,646 for the twelve month period ending March 31, 2009.
Simulated Net Interest Income (NII) Scenarios
Fully Taxable Equivalent Basis
For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Interest Rates	2009	2008	2009	2008	2009	2008
Graduated increase of +300 basis points	$15,750	$15,250	$104	$19	0.6%	0.1%
Short term rates
unchanged	15,646	15,231
Graduated decrease of
-300 basis points	15,639	14,952	(7)	(279)	0.0%	(1.8)%
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
Item 1A Risk Factors
     There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 17, 2008
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Company’s Common Stock. The following table shows information relating to the repurchase of shares of the Company’s common stock during the three months ended March 31, 2008:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares
			Part Of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	Per Share	Programs	Programs*

January	NONE	$ NONE	NONE	94,014
February	6,772	12.50	6,772	87,242
March	5,000	12.75	5,000	82,242

Total	11,772	$12.61	11,772	82,242

*	On February 27, 2007 the Company’s Board of Directors approved a Stock Repurchase Program. The program allowed the Company to purchase up to 100,000 shares. On August 14, 2007, the Company’s Board of Directors subsequently approved the repurchase of an additional 100,000 shares. Once again, on November 27, 2007, the Company’s Board of Directors approved the repurchase of an additional 100,000 shares. This program will terminate upon the earlier to occur of the purchase of 300,000 shares or February 28, 2009. (See footnote 7)
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
Item 6.   Exhibits

Exhibit 2	Not applicable

Exhibit 3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio. (1)

Exhibit 3.2	Code of Regulations for the Bancorp, as amended (1) Code of Regulations, Cortland Savings and Banking (2)

Exhibit 4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in 3.1 and 3.2. (1)

* Exhibit 10.1	Group Term Carve Out Plan dated February 23,2001 and form of endorsement entered into in 2001 by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment (1)

* Exhibit 10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr. (1)

* Exhibit 10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007 (3)

* Exhibit 10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated December 18, 2007 (3)

* Exhibit 10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated December 18, 2007 (3)

* Exhibit 10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003 (1)

* Exhibit 10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated December 18, 2007 (3)

* Exhibit 10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007 (3)

* Exhibit 10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001 (1)

* Exhibit 10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007 (3)

* Exhibit 10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated December 18, 2007 (3)

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)

* Exhibit 10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004 with Director Neil J. Kaback, and as of October 1, 2001 with Director Richard B. Thompson; as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson and Woofter (2) and Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007 with Director Jerry A. Carleton (3)

* Exhibit 10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002 and September 29, 2005 (1)

* Exhibit 10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005 (1)

* Exhibit 10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005 and with James M. Gasior as of November 5, 2005 (1)

* Exhibit 10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002 (1)

* Exhibit 10.17	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003 (1)

* Exhibit 10.18	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003 (1)

* Exhibit 10.19	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003 (1)

* Exhibit 10.20	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002 (1)

* Exhibit 10.21	Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003 (1)

* Exhibit 10.22	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003 (1)

* Exhibit 10.23	Second Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003 (1)

* Exhibit 10.24	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 17, 2003 (1)

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (Continued)

* Exhibit 10.25	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 16, 2003 (1)

* Exhibit 10.26	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 15, 2003 (1)

* Exhibit 10.27	Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of September 9, 2002 (1), as amended on December 11, 2006. (2)

* Exhibit 10.28	Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 15, 2003 (1)

* Exhibit 10.29	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 15, 2003 (1)

* Exhibit 10.30	Second Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 15, 2003 (1)

* Exhibit 10.31	Severance Agreement Due to Change in Control of Cortland Bancorp entered by Cortland Bancorp and The Cortland Savings and Banking Company in January 2001 with each of Timothy Carney, Lawrence A. Fantauzzi, James M. Gasior, and Stephen A. Telego, Sr. (1)

* Exhibit 10.32	Severance Agreement Due to Change in Control of Cortland Bancorp entered by Cortland Bancorp and The Cortland Savings and Banking Company in January 2001 with each of Marlene Lenio, Barbara Sandrock, and Danny L. White (1)

Exhibit 11	See Note (6) of the Financial Statements

Exhibit 15	Not applicable

Exhibit 18	Not applicable

Exhibit 19	Not applicable

Exhibit 22	Not applicable

Exhibit 23	Not applicable

Exhibit 24	Not applicable

Exhibit 31.1	CEO certification (Filed herewith)

Exhibit 31.2	CFO certification (Filed herewith)

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer required under Section 906 of Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management contract or compensatory plan or arrangement

(1)	Filed previously as an Exhibit to form 10-K filed on March 15, 2006

(2)	Filed previously as an Exhibit to form 10-K filed on March 15, 2007

(3)	Filed previously as an Exhibit to form 10-K filed on March 17, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)

DATED: May 6, 2008	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President
(Chief Executive Officer)

DATED: May 6, 2008	/s/ James M. Gasior
James M. Gasior
Secretary
(Chief Financial Officer)