Form 10-Q
period 2008-06-30
CORTLAND BANCORP INC
filed 2008-08-08
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	at August 4, 2008 4,404,207 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	JUNE 30,	DECEMBER 31,
	2008	2007
ASSETS
Cash and due from banks	$9,443	$9,441
Federal funds sold	10,100

Total cash and cash equivalents	19,543	9,441

Investment securities available for sale (Note 3)	136,387	126,507
Investment securities held to maturity (estimated fair value of $79,576 at June 30, 2008 and $113,087 at December 31, 2007) (Note 3)	78,949	112,115
Total loans (Note 4)	228,411	223,109
Less allowance for loan losses (Note 4)	(1,554)	(1,621)

Net loans	226,857	221,488

Premises and equipment	7,109	6,206
Other assets	20,625	16,937

Total assets	$489,470	$492,694

LIABILITIES
Noninterest-bearing deposits	$56,202	$58,224
Interest-bearing deposits	306,866	306,564

Total deposits	363,068	364,788

Federal Home Loan Bank advances	63,500	64,000
Other short term borrowings	5,329	6,413
Subordinated debt	5,155	5,155
Other liabilities	10,382	3,514

Total liabilities	447,434	443,870

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,639,973 in 2008 and 2007	23,200	23,200
Additional paid-in capital	20,802	20,976
Retained earnings	8,748	9,386
Accumulated other comprehensive loss	(6,184)	(94)
Treasury shares at cost, 251,531 at June 30, 2008 and 250,545 at December 31, 2007	(4,530)	(4,644)

Total shareholders’ equity	42,036	48,824

Total liabilities and shareholders’ equity	$489,470	$492,694

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$3,849	$3,916	$7,754	$7,701
Interest and dividends on investment securities:
Taxable interest income	1,246	1,647	2,792	3,256
Nontaxable interest income	385	462	774	939
Dividends	53	61	97	114
Interest on mortgage-backed securities	1,246	993	2,349	1,885
Other interest income	65	172	144	286

Total interest income	6,844	7,251	13,910	14,181

INTEREST EXPENSE
Deposits	2,224	2,658	4,701	5,040
Borrowed funds	771	837	1,604	1,671
Subordinated debt	56		135

Total interest expense	3,051	3,495	6,440	6,711

Net interest income	3,793	3,756	7,470	7,470
Provision for loan losses	315		390

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,478	3,756	7,080	7,470

OTHER INCOME
Fees for other customer services	580	575	1,134	1,116
Investment securities gains — net	9	20	82	32
Gain on sale of loans — net	11	27	21	43
Gain (loss) on sale of other real estate owned — net		(1)	51	(1)
Earnings on bank owned life insurance	131	127	265	258
Other non-interest income	17	17	66	41

Total other income	748	765	1,619	1,489

OTHER EXPENSES
Salaries and employee benefits	1,796	1,812	3,583	3,632
Net occupancy and equipment expense	491	458	971	926
State and local taxes	139	147	278	293
Bank exam and audit expense	93	102	208	196
Office supplies	98	99	192	185
Other operating expenses	640	588	1,182	1,037

Total other expenses	3,257	3,206	6,414	6,269

INCOME BEFORE FEDERAL INCOME TAXES	969	1,315	2,285	2,690

Federal income taxes	164	258	446	531

NET INCOME	$805	$1,057	$1,839	$2,159

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.19	$0.23	$0.42	$0.47

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.19	$0.23	$0.42	$0.47

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.22	$0.44	$0.44

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	SHARES	EQUITY

SIX MONTHS ENDED JUNE 30, 2007

BALANCE AT JANUARY 1, 2007	$22,972	$20,835	$9,553	$(455)	$(2,313)	$50,592
Comprehensive income:
Net income			2,159			2,159
Other comprehensive income, net of tax benefit:
Unrealized losses on available- for-sale securities, net of reclassification adjustment				(418)		(418)

Total comprehensive income						1,741

Common stock transactions:
Treasury shares reissued		(169)			640	471
Treasury shares purchased					(1,573)	(1,573)
Cash dividends declared			(1,972)			(1,972)

BALANCE AT JUNE 30, 2007	$22,972	$20,666	$9,740	$(873)	$(3,246)	$49,259

SIX MONTHS ENDED JUNE 30, 2008

BALANCE AT JANUARY 1, 2008	$23,200	$20,976	$9,386	$(94)	$(4,644)	$48,824

Cumulative effect of adjustment from adoption of of Emerging Issues Task Force issue 06-04			(539)			(539)

Balance after cumulative effect of adjustment	23,200	20,976	8,847	(94)	(4,644)	48,285

Comprehensive income:
Net income			1,839			1,839
Other comprehensive loss, net of tax benefit:
Unrealized losses on available- for-sale securities, net of reclassification adjustment				(6,090)		(6,090)

Total comprehensive loss						(4,251)

Common stock transactions:
Treasury shares reissued		(174)			658	484
Treasury shares purchased					(544)	(544)
Cash dividends declared			(1,938)			(1,938)

BALANCE AT JUNE 30, 2008	$23,200	$20,802	$8,748	$(6,184)	$(4,530)	$42,036

	JUNE 30,
	2008	2007
DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding losses on available-for-sale securities arising during the period, net of tax benefit	$(6,036)	$(397)
Less: Reclassification adjustment for net gains realized in net income, net of tax	54	21

Net unrealized losses on available-for-sale securities, net of tax benefit	$(6,090)	$(418)

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
NET CASH FLOWS FROM OPERATING ACTIVITIES	$2,223	$752

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(21,850)	(22,275)
Purchases of securities held to maturity	(9,910)	(11,913)
Proceeds from call, maturity and principal payments on securities	52,103	26,248
Net increase in loans made to customers	(6,123)	(9,961)
Proceeds from disposition of other real estate	190	34
Purchase of premises and equipment	(1,229)	(758)

Net cash flows from investing activities	13,181	(18,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(1,720)	15,991
Proceeds from Federal Home Loan Bank advances	5,500	8,000
Pay down of Federal Home Loan Bank borrowings	(6,000)	(7,500)
Net increase (decrease) in short term borrowings	(1,084)	(1,327)
Dividends paid	(1,938)	(1,972)
Treasury shares purchased	(544)	(1,573)
Treasury shares reissued	484	471

Net cash flows from financing activities	(5,302)	12,090

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,102	(5,783)

CASH AND CASH EQUIVALENTS
Beginning of period	9,441	14,375

End of period	$19,543	$8,592

SUPPLEMENTAL DISCLOSURES
Interest paid	$6,576	$6,625
Income taxes paid	$470	$550
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2007, included in our Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, or called using the specific identification method. The table below sets forth the proceeds and gains or losses realized on securities sold or called for the period ended:

	THREE MONTHS		SIX MONTHS
	June 30,		June 30,
	2008	2007	2008	2007

Proceeds on securities sold	None	None	None	None
Gross realized gains	None	None	None	None
Gross realized losses	None	None	None	None

Proceeds on securities called	$6,142	$2,214	$31,553	$2,831
Gross realized gains	9	20	82	32
Gross realized losses	None	None	None	None
Securities available for sale, carried at fair value, totaled $136,387 at June 30, 2008 and $126,507 at December 31, 2007 representing 63.34% and 53.02%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
Investment securities with a carrying value of approximately $91,019 at June 30, 2008 and $95,137 at December 31, 2007 were pledged to secure deposits and for other purposes.
The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations, of states and political subdivisions, and mortgage-backed and related securities were caused by market rate increases reflecting continued pressures in the credit markets and the market’s on-going reassessment of appropriate fair value risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity. The Company does not consider those investments to be other than temporarily impaired at June 30, 2008.
The Company’s unrealized loss on investments in corporate securities relates in part, to a $2,350 investment in debt instruments of the General Motors Corporation. The unrealized loss was primarily caused by (a) the decrease in profitability and profit forecasts by industry analysts resulting from intense competitive pressures in the automotive industry, and (b) a sector downgrade by industry analysts reflecting the current high cost of energy and the resultant adverse sales trend. The contractual terms of those investments do not permit General Motors to settle the security at a price less than the amortized cost of the investment. While General Motors’ credit rating has declined, the Company believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that the bonds would not be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold the investments until a recovery of fair value, which may be at maturity, it does not consider the investment in the General Motors notes to be other-than- temporarily impaired at June 30, 2008.
The remaining unrealized loss on investments in corporate securities relates to Collateralized Debt Obligations, (CDO’S), representing pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at June 30, 2008 was $8,764 as compared to an $817 loss at December 31, 2007. All available cash flows for the cash flow portion of the Other Than Temporary Impairment (“OTTI”) test under EITF 99-20 indicate that there has been no adverse effect on projected cash flows as of June 30, 2008. As the Company has the ability and intent to hold the investments until a recovery of fair value, which may be at maturity, it does not consider the investments to be other than temporarily impaired at June 30, 2008.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and estimated fair value of debt securities at June 30, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$3,348	$3,369
Due after one year through five years	3,050	3,120
Due after five years through ten years	4,504	3,717
Due after ten years	45,733	37,343

	56,635	47,549
Mortgage-backed securities	85,419	85,136

	$142,054	$132,685

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$54	$59
Due after one year through five years	3,443	3,537
Due after five years through ten years	8,689	8,856
Due after ten years	51,272	51,935

	63,458	64,387
Mortgage-backed securities	15,491	15,189

	$78,949	$79,576

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2008, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$11,368	$265	$	$11,633
Obligations of states and political subdivisions	8,308	286	1	8,593
Mortgage-backed and related securities	85,419	433	716	85,136
Corporate securities	36,959		9,636	27,323

Total debt securities	142,054	984	10,353	132,685
Other securities	3,702			3,702

Total available for sale	$145,756	$984	$10,353	$136,387

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$137	$7	$	$144
U.S. Government agencies and corporations	39,838	217	69	39,986
Obligations of states and political subdivisions	23,483	805	31	24,257
Mortgage-backed and related securities	15,491	52	354	15,189

Total held to maturity	$78,949	$1,081	$454	$79,576

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

	CONTRACT OR
	NOTIONAL AMOUNT
	June 30,	December 31,
	2008	2007

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$2,002	$2,125
Variable	44,303	36,576
Standby letters of credit	925	1,179
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
The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at June 30, 2008 totaled $11,771 and $11,698 at December 31, 2007. The total average daily balance of overdrafts used in 2008 was $159 and $153 in 2007, or approximately 1.3% of the total aggregate overdraft protection available to depositors at June 30, 2008 and December 31, 2007.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2008	2007

1-4 family residential mortgages	30.1%	30.5%
Commercial mortgages	53.8%	54.3%
Consumer loans	3.7%	3.8%
Commercial loans	7.5%	6.7%
Home equity loans	4.9%	4.7%
There are $61 mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2008, and none at December 31, 2007. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Loans accounted for on a non-accrual basis	$2,028	$2,285

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	120	546

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the six months ended June 30, 2008 and 2007.

	June 30,	June 30,
	2008	2007

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$107	$122

Interest income actually included in income on the loans	15	6
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
Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At June 30, 2008, the recorded investment in impaired loans was $1,552 while the related portion of the allowance for loan losses was $631. At December 31, 2007, there were $2,274 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $716.
Loans in the amount of $14,011 as of June 30, 2008, and $14,691 as of December 31, 2007 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an analysis of the allowance for loan losses for the periods ended June 30, 2008 and June 30, 2007:

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
Balance at beginning of period	$1,486	$2,083	$1,621	$2,211
Loan charge-offs:
1-4 family residential mortgages	12	14	152	14
Commercial mortgages	182	—	213	115
Consumer loans and other loans	61	53	117	87
Commercial loans	18	—	19	—
Home equity loans	—	—	17	—

	273	67	518	216

Recoveries on previous loan losses
1 - 4 family residential mortgages	—	—	—	—
Commercial mortgages		1	1	1
Consumer loans and other loans	26	23	60	44
Commercial loans	—	1	—	1
Home equity loans	—	—	—	—

	26	25	61	46

Net charge-offs	(247)	(42)	(457)	(170)

Provision charged to operations	315	—	390	—

Balance at end of period	$1,554	$2,041	$1,554	$2,041

Ratio of annualized net charge-offs to average loans outstanding	0.43%	0.08%	0.41%	0.16%

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2008	2007	2008	2007
Net Income	$805	$1,057	$1,839	$2,159
Weighted average common shares outstanding*	4,408,037	4,537,473	4,404,900	4,546,799

Basic earnings per share*	$0.19	$0.23	$0.42	$0.47
Diluted earnings per share*	$0.19	$0.23	$0.42	$0.47
Dividends declared per share*	$0.22	$0.22	$0.44	$0.44

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the 1% stock dividend of January 1, 2008.
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
The repurchase program will terminate on February 28, 2009 or upon the purchase of 300,000 shares, if earlier. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Under the program the Company has repurchased 205,986 shares in 2007 and 36,817 shares in 2008, a total of 242,803 shares. The Company has also reissued 35,831 shares to existing shareholders through its dividend reinvestment program during 2008, net of repurchased fractional shares. Based on the price of the Company’s stock at June 30, 2008, the remaining commitment to repurchase the 57,197 remaining shares of stock was approximately $744.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
8.) Subordinated Debt
In July 2007 a trust formed by the Company issued $5,000 of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155 of the common securities related to this trust. The Company issued subordinated debentures to the trust at an interest rate that floats quarterly at the 3-month Libor rate plus 1.45% in exchange for the proceeds of the trust preferred offering. The debentures constitute the assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.
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
9.) Fair Value Measurements (SFAS No. 157)
Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes an hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined as the SFAS No. 157 hierarchy are as follows:
Level I: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.
Level II: Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but which trade less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.
Level III: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where inputs into the determination of fair value require significant management judgment or estimation.
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at 06/30/08 Using
		(In thousands)
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
Description	06/30/08	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Available for Sale Securities	$136,387		$136,387
Loans measured for impairment	921		921
Impaired Loans — A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At June 30, 2008, the recorded investment in impaired loans was $1,552, with a related reserve of $631, leaving a net balance of $921.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	JUNE 30, 2008			DECEMBER 31, 2007			June 30, 2007
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and earning assets	$11,624	$144	2.5%	$6,950	$366	5.3%	$10,919	$286	5.3%
Investment securities (1) (2)	224,850	6,366	5.7%	238,904	13,664	5.7%	235,274	6,621	5.6%
Loans (2) (3)	225,477	7,793	6.9%	215,496	15,856	7.4%	210,760	7,738	7.4%

Total interest-earning assets	461,951	$14,303	6.2%	461,350	$29,886	6.5%	456,953	$14,645	6.4%

Cash and due from banks	7,797			8,220			8,449
Bank premises and equipment	6,691			5,374			5,047
Other assets	13,905			14,103			13,770

Total non-interest-earning assets	28,393			27,697			27,266

Total Assets	$490,344			$489,047			$484,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$47,206	$345	1.5%	$46,508	$888	1.9%	$45,106	$395	1.8%
Savings	76,019	400	1.1%	78,072	799	1.0%	79,843	403	1.0%
Time	181,267	3,956	4.4%	184,586	8,769	4.8%	181,371	4,242	4.7%

Total interest-bearing deposits	304,492	4,701	3.1%	309,166	10,456	3.4%	306,320	5,040	3.3%
Federal funds purchased	310	7	4.4%	605	29	4.8%
Other borrowings	71,296	1,597	4.5%	65,570	3,346	5.2%	65,244	1,671	5.2%
Subordinated Debt	5,155	135	5.2%	2,175	154	7.1%

Total interest-bearing liabilities	381,253	$6,440	3.4%	377,516	$13,985	3.7%	371,564	$6,711	3.6%

Demand deposits	55,761			57,668			57,860
Other liabilities	5,734			3,775			3,807
Shareholders’ equity	47,596			50,088			50,988

Total liabilities and Shareholders’ equity	$490,344			$489,047			$484,219

Net interest income		$7,863			$15,901			$7,934

Net interest rate spread (4)			2.8%			2.8%			2.8%

Net interest margin (5)			3.4%			3.5%			3.5%

Ratio of interest-earning assets to interest-bearing liabilities			1.21			1.22			1.23

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $39 and $354 for June 30, 2008, $155 and $1,809 for December 31, 2007, and $37 and $427 for June 30,2007.

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
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	JUNE 30, 2008			MARCH 31, 2008			June 30, 2007
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other earning assets	$12,799	$65	2.1%	$10,450	$79	3.0%	$13,042	$172	5.3%
Investment securities (1) (2)	221,857	3,108	5.6%	227,843	3,259	5.7%	239,114	3,367	5.6%
Loans (2) (3)	227,222	3,868	6.8%	223,731	3,925	7.0%	212,630	3,935	7.3%

Total interest-earning assets	461,878	$7,041	6.1%	462,024	$7,263	6.3%	464,786	$7,474	6.4%

Cash and due from banks	7,891			7,703			8,457
Bank premises and equipment	6,982			6,400			5,194
Other assets	13,003			14,806			14,128

Total non-interest-earning assets	27,876			28,909			27,779

Total Assets	$489,754			$490,933			$492,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$50,071	$164	1.3%	$44,342	$180	1.6%	$45,843	$206	1.8%
Savings	77,273	204	1.1%	74,765	196	1.1%	79,444	201	1.0%
Time	179,252	1,856	4.2%	183,281	2,101	4.6%	189,221	2,251	4.8%

Total interest-bearing deposits	306,596	2,224	2.9%	302,388	2,477	3.3%	314,508	2,658	3.4%
Federal funds purchased				620	7	4.4%
Other borrowings	70,820	771	4.4%	71,773	826	4.6%	64,941	837	5.2%
Subordinated Debt	5,155	56	4.3%	5,155	79	6.1%

Total interest-bearing liabilities	382,571	$3,051	3.2%	379,936	$3,389	3.6%	379,449	$3,495	3.7%

Demand deposits	55,792			55,730			57,156
Other liabilities	5,131			6,336			4,138
Shareholders’ equity	46,260			48,931			51,822

Total liabilities and Shareholders’ equity	$489,754			$490,933			$492,565

Net interest income		$3,990			$3,874			$3,979

Net interest rate spread (4)			2.9%			2.7%			2.7%

Net interest margin (5)			3.4%			3.3%			3.4%

Ratio of interest-earning assets to interest-bearing liabilities			1.21			1.22			1.22

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $19 and $178 for June 30, 2008, $20 and 177 for March 31, 2008 and $19 and $204 for June 30, 2007.

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2008	2008	2007	2007	2007
SUMMARY OF OPERATIONS
Total interest income	$6,844	$7,066	$7,467	$7,344	$7,251
Total interest expense	(3,051)	(3,389)	(3,623)	(3,651)	(3,495)

NET INTEREST INCOME (NII)	3,793	3,677	3,844	3,693	3,756
Provision for loan losses	(315)	(75)	(40)	—	—

NII after loss provision	3,478	3,602	3,804	3,693	3,756
Security gains (losses)	9	73	40	5	20
Gain on sale of loans	11	10	10	35	27
Total other income (excluding security and loan gains)	728	788	761	749	718
Total other noninterest expense	(3,257)	(3,157)	(3,194)	(3,132)	(3,206)

Income before tax	969	1,316	1,421	1,350	1,315
Net income	$805	$1,034	$1,116	$1,075	$1,057

Core earnings (1)	$793	$946	$1,083	$1,049	$1,028

Net income (Rolling 4 Quarters) (2)	$4,030	$4,282	$4,350	$4,416	$4,484
Core earnings (Rolling 4 Quarters)	$3,871	$4,106	$4,246	$4,329	$4,419

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.19	$0.23	$0.25	$0.24	$0.23
Net income, both basic and diluted (Rolling 4 Quarters)	0.91	0.96	0.97	0.99	1.00
Core income, both basic and diluted	0.18	0.21	0.24	0.23	0.23
Core income, both basic and diluted (Rolling 4 Quarters)	0.88	0.91	0.94	0.97	0.98
Cash dividends declared	0.22	0.22	0.22	0.21	0.22
Cash dividends declared (Rolling 4 Quarters)	0.87	0.87	0.86	0.88	0.87
Book value	9.58	10.66	11.12	11.00	10.98

BALANCE SHEET DATA
Assets	$489,470	$488,559	$492,694	$498,689	$485,636
Investments	215,336	225,464	238,622	244,165	240,271
Net loans	226,857	224,311	221,488	218,893	213,624
Deposits	363,068	359,303	364,788	372,546	371,809
Borrowings	68,829	72,960	70,413	68,893	61,188
Subordinated Debt (See Note 8 - Subordinated Debt)	5,155	5,155	5,155	5,155
Shareholders equity	42,036	46,849	48,824	48,728	49,259

AVERAGE BALANCES
Assets	$489,754	$490,933	$494,604	$493,076	$492,565
Investments	221,857	227,843	242,596	242,352	239,114
Net loans	225,728	222,233	220,554	216,233	210,568
Deposits	363,388	358,118	365,683	373,213	371,664
Borrowings	70,820	72,393	70,963	63,217	64,941
Subordinated Debt	5,155	5,155	5,155	3,474
Shareholders equity	46,260	48,931	48,983	49,407	51,822

ASSET QUALITY RATIOS
Underperforming assets (4) as a percentage of:
Total assets	0.55%	0.59%	0.63%	0.64%	0.62%
Equity plus allowance for loan losses	6.23	5.93	6.17	6.35	5.89
Tier I capital	5.11	5.36	5.78	5.91	6.04

FINANCIAL RATIOS
Return on average equity	6.96%	8.45%	9.11%	8.70%	8.16%
Return on average equity (Rolling 4 Quarters)	8.33	8.60	8.65	8.71	8.85
Return on average assets	0.66	0.84	0.90	0.87	0.86
Return on average assets (Rolling 4 Quarters)	0.82	0.87	0.89	0.91	0.95
Effective tax rate	16.90	21.43	21.46	20.37	19.62
Net interest margin ratio	3.44	3.34	3.49	3.38	3.38

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(3)	Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends.

Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends.

Book value per common share is based on shares outstanding at each period , adjusted retroactively for the stock dividends.

(4)	Underperforming assets include non accrual loans, OREO and restructured loans.

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
Cash and cash equivalents increased by $10,951 from June 30, 2007 and increased by $10,102 from levels measured at year-end. The changes are mainly attributable to federal funds sold which increased by $9,775 from June 30, 2007 and $10,100 from year-end. Operating activities provided cash of $8,463 and $752 during the six months ended June 30, 2008 and 2007, respectively. Key differences stem mainly from: 1) a decrease in net income of $320 compared to June 30, 2007; 2) loans held for sale increased by $61 at June 30, 2008 as compared to an increase of $809 at June 30, 2007; 3) gains on the call of investments were $82 at June 30, 2008 compared to $32 at June 30, 2007; 4) amortization on securities were $38 in 2008 compared to $172 in 2007; 5) provisions for loan loss were $390 at June 30, 2008 compared to none at June 30, 2007; 6) other real estate gains of $51 were recorded at June 30, 2008 compared to a $1 loss at June 30, 2007; and 7) FHLMC payment receivables of $173 were recorded at June 30, 2008, an increase of $66 from year-end, while the balance at June 30, 2007 was $467, an increase of $195 from December 31, 2006. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for June 30, 2008 and 2007, and the following table which details the cash flows from operating activities.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)

	Six Months Ended
	June 30,
	2008	2007

Net Income	$1,839	$2,159
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	362	431
Provision for loan loss	390	—
Investment securities gains	(82)	(32)
Other real estate (gains) losses	(51)	1
Impact of loans held for sale	(61)	(809)
FHLMC payments receivable	(66)	(195)
Changes in other assets and liabilities	(108)	(803)

Net cash flows from operating activities	$2,223	$752

Capital Resources
The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured (2.6%) for the six months ended June 30, 2008 and 0.7% for the six months ended June 30, 2007. Overall capital (a figure which reflects the cumulative adjustment to retained earnings, earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of 27.8%, primarily due to unrealized losses on available for sale investment securities. Capital remains well above regulatory minimums.
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
Risk based capital standards require a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines. Capital ratios remained well in excess of regulatory minimums at June 30, 2008.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007

Tier 1 Capital	$53,140	$53,820
Tier 2 Capital	1,594	1,635

TOTAL QUALIFYING CAPITAL	$54,734	$55,455

Risk Adjusted
Total Assets (*)	$295,497	$289,081

Tier 1 Risk-Based Capital Ratio	17.98%	18.62%

Total Risk-Based Capital Ratio	18.52%	19.18%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.81%	10.99%

(*)	Includes off-balance sheet exposures.
Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $491,540 for the six months ended June 30, 2008 and $489,443 for the year ended December 31, 2007.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of June 30, 2008 and December 31, 2007. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	June 30,	Dec. 31,	Well	Adequately
	2008	2007	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	18.52%	19.18%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	17.98%	18.62%	6.00%	4.00%

Tier 1 capital to average assets	10.81%	10.99%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
First Six Months of 2008 as Compared to First Six Months of 2007
Analysis of Net Interest Income

	INTEREST MARGIN YTD
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other earning assets	$11,624	$144	2.5%	$10,919	$286	5.3%
Investment securities (1)(2)	224,850	6,366	5.7%	235,274	6,621	5.6%
Loans (2)(3)	225,477	7,793	6.9%	210,760	7,738	7.4%

Total interest-earning assets	$461,951	$14,303	6.2%	$456,953	$14,645	6.4%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$47,206	$345	1.5%	$45,106	$395	1.8%
Savings	76,019	400	1.1%	79,843	403	1.0%
Time	181,267	3,956	4.4%	181,371	4,242	4.7%

Total interest-bearing deposits	304,492	4,701	3.1%	306,320	5,040	3.3%
Federal funds purchased	310	7	4.4%
Subordinated Debt	5,155	135	5.2%
Other borrowings	71,296	1,597	4.5%	65,244	1,671	5.2%

Total interest-bearing liabilities	$381,253	$6,440	3.4%	$371,564	$6,711	3.6%

Net interest income		$7,863			$7,934

Net interest rate spread (4)			2.8%			2.8%

Net interest margin (5)			3.4%			3.5%

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $39 and $354 for June 2008 and $37 and $427 for June 2007.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
The decrease in interest income, on a fully taxable equivalent basis, of $342 was the product of a 1.1% year-over-year increase in average earning assets and a 22 basis point decrease in interest rates earned. The decrease in interest expense of $271 was a product of a 2.6% increase in interest-bearing liabilities and a 25 basis point decrease in rates paid. The net result was a 0.9% decrease in net interest income on a fully taxable equivalent basis and a 7 basis point decrease in the Company’s net interest margin ratio primarily reflecting the additional interest cost of Company’s issuance of subordinated debt.
Interest and dividend income on securities registered a decrease of $182 or 2.9%, during the six months ended June 30, 2008 when compared to 2007. On a fully taxable equivalent basis, income on investment securities decreased by $255 or 3.9%. The decrease in tax equivalent versus actual is due to a $6,595 decrease in the average balance of tax free municipal investments. The average invested balances in securities decreased by $10,424 or 4.4% from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 3 basis point increase in the tax equivalent yield of the portfolio.
Interest and fees on loans increased by $53, or 0.7%, while on a fully taxable equivalent basis, income on loans increased by $55, or 0.7%, for the six months of 2008 compared to 2007. A $14,717 increase in the average balance of the loan portfolio, or 7.0%, was accompanied by a 44 basis point decrease in the portfolio’s tax equivalent yield.
Other interest income decreased by $142 from the same period a year ago. The balance of federal funds sold and other money market funds increased by $705, or 6.5%. The yield decreased by 278 basis points during the first six months of 2008 compared to 2007, reflecting the Federal Reserve’s shift in monetary policy.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Average interest-bearing demand deposits and money market accounts increased by $2,100 while savings decreased by $3,824. The average rate paid on these products remained fairly consistent at 1.2% at June 2008 and 1.3% at June 30, 2007. The average balance on time deposit products decreased by $104, as the average rate paid decreased by 32 basis points, from 4.7% to 4.4%.
Compared to last year, average borrowings, subordinated debt and federal funds purchased increased by $11,517, while the average rate paid on borrowings decreased by 60 basis points. Included in this increase is an average balance of $5,155 in subordinated debt issued in July of 2007.
Net interest income after provision for loan losses was reduced by $390 of provisions booked in 2008 compared to none booked at June 30, 2007.
Analysis of Other Income, Other Expense and Federal Income Tax
Other income from all sources increased by $130 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $22 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $50 from year ago levels. With rates falling during the quarter, U.S. Government agencies and corporations elected to call an increasing number of issues. The Bank held several of these issues at a discount and thus recognized a gain when they were called. Fees for other customer services increased by $18. Gain on the sale of Other Real Estate Owned (OREO) was $51 at June 30, 2008, an increase of $52 from the loss of $1 recorded at June 30, 2007. This gain in 2008 was on the sale of one property that was held in OREO since 2007. Other sources of non-recurring non-interest income increased by $32 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Total other expenses in the first six months were $6,414 in 2008 compared to $6,269 in 2007, an increase of $145 or 2.3%. Full time equivalent employment averaged 161 during the first six months of 2008, a 3.0% decrease compared to 166 at June 30, 2007. Salaries and benefits decreased by $49 or 1.3%, from the similar period a year ago. This decrease is a combination of regular staff salary and benefit increases and the decrease in full-time equivalent employment.
For the first six months of 2008, state and local taxes decreased by $15. Occupancy and equipment expense increased by $45 or 4.9%. Office supplies increased by $7. Bank exam and audit expense increased by $12, due to differences in the timing of expenditures. All other expense categories increased by 14.0%, or $145 as a group. This expense category is subject to fluctuation due to non-recurring items. The increase in 2008 is due in part to costs associated with the Company’s Strategic Growth Plan initiated in mid 2007. These expenses include costs for professional consulting, information system software, licensing and maintenance and educational programs for the Company’s employees.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Income before income tax expense amounted to $2,285 for the first six months of 2008 compared to $2,690 for the similar period of 2007. The effective tax rate for the first six months was 19.5% in 2008 compared to 19.7% in 2007, resulting in income tax expense of $446 and $531, respectively. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	SIX MONTHS ENDED
	June 30,
	2008	2007

Provision at statutory rate	$777	$915
Add (Deduct):
Tax effect of non-taxable income	(382)	(434)
Tax effect of non-deductible expense	51	50

Federal income taxes	$446	$531

Net income for the first six months registered $1,839 in 2008 compared to $2,159 in 2007, representing per share amounts of $0.42 in 2008 and $0.47 in 2007. Dividends declared per share were $0.44 in both 2008 and 2007.
Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) decreased by $374, or 17.7%, in the first six months of 2008 compared to 2007. Core earnings for the first six months of 2008 were $1,739 compared to $2,113 for the same six month period in 2007. Core earnings per share were $0.39 in 2008 and $0.46 in 2007. The following is reconciliation between core earnings and earnings as reported under generally accepted accounting principles in the United States (GAAP earnings):

	Six Months Ended
	June 30,
	2008	2007
GAAP Earnings	$1,839	$2,159
Investment security gains	(82)	(32)
Gain on sale of loans	(21)	(43)
(Gain) Loss on sale of other real estate	(51)	1
Loss on disposition of fixed assets	2	4
Tax effect of adjustments	52	24

Core Earnings	$1,739	$2,113

Core earnings per share	$0.39	$0.46

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Analysis of Assets and Liabilities
Total cash and cash equivalents increased by $10,102 from year-end, and by $10,951 from the twelve month period ending June 30, 2007. This is due mainly to federal funds sold, which increased by $10,100 from year-end and increased by $9,775 from June 30, 2007. Bank management has elected to employ a higher level of federal funds sold since year end, to achieve a higher level of short-term liquidity needed to support increased loan demand.
The Bank’s management elected not to reinvest all of the proceeds from the abundance of called securities that were realized during the six months ended June 30, 2008. Instead, a portion was used to lower the level of public fund jumbo certificates of deposit, pay-off FHLB of Cincinnati advances and fund commercial loans. As a result, investment securities decreased by $23,286 from year-end levels and by $24,935 from the same quarter a year ago. The investment portfolio represented 59.3% of each deposit dollar, down from 64.6% a year ago and 65.4% year end levels.
Loans net of the allowance for losses increased by $13,233 during the twelve month period from June 30, 2007 to June 30, 2008, and increased by $5,369 from year-end. Gross loans as a percentage of earning assets stood at 50.3% as of June 30, 2008 and 47.3% at June 30, 2007. The loan to deposit ratio at the end of the first six months of 2008 was 62.9% as compared to 58.0% for the same period a year ago. The increase in loans has primarily resulted from a marketing campaign designed to increase market share for commercial and small business loans secured by real estate. At June 30, 2008 the loan loss allowance of $1,554 represented approximately 0.7% of outstanding loans, and at June 30, 2007, the loan loss allowance of $2,041 represented approximately 0.9% of outstanding loans.
During the first six months, loan charge-offs were $518 in 2008 compared to $216 in 2007, while the recovery of previously charged-off loans amounted to $61 in 2008 compared to $46 in 2007. Non-accrual loans at June 30, 2008 represented 0.9% of the loan portfolio compared to 1.3% at June 30, 2007.
Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.
Premises and equipment increased by $903 from year-end and $1,834 from June 30, 2007. This is mainly due to the following: (1) construction of a new branch office in Middlefield, Ohio which opened in May 2008, (2) purchased property and construction of a new building in Brookfield, Ohio. This branch opened in June of 2008, and replaced an existing leased bank location; and (3) construction in progress and property purchased in North Lima, Ohio which will replace an existing leased branch office.
Other assets increased by $3,688 or 21.8% from year-end and $2,751 or 15.4% from June 30, 2007. Other real estate owned increased to $568 in June 2008 as compared to $242 at December 31, 2007 and $143 at June 30, 2007. Net deferred tax assets measured $3,430 at June 30, 2008, $291 at December 31, 2007 and $853 at June 30, 2007. Interest receivable on investments and loans stood at $2,697 at June 30, 2008, $3,099 at December 31, 2007 and $3,121 at June 30, 2007. Also included in other assets is bank owned life insurance with a cash surrender value of $12,515 at June 30, 2008, $12,283 at December 31, 2007 and $12,049 at June 30, 2007.
Non interest-bearing deposits decreased by $2,022 from year-end and $1,057 from twelve months ago. Interest-bearing deposits increased by $302 from year-end and decreased by $7,684 from June 30, 2007. The decrease is due primarily to a decrease in certificates of deposit in the amount of $100 or more, which decreased by $9,029 from June 30, 2007. There are no brokered deposits among the Company’s deposit totals.
Federal Home Loan Bank advances and other short term borrowings decreased by $1,584 from year-end and increased by $7,641 from June 30, 2007 as the Company was able to obtain advances at competitive rates to assist in funding the asset growth since June 2007.
Other liabilities ranged from $3,380 at June 30, 2007 to $3,514 at December 31, 2007 and were $10,382 at June 30, 2008. The increase in other liabilities was due mainly to securities to settle which had a balance of $6,240 at June 30, 2008 and no balance at December 31, 2007 or June 30, 2007. Also an entry was made to record the cumulative effect of a change in accounting principle for recognizing a liability under a split-dollar life insurance arrangement. The entry was made to increase the liability and decrease retained earnings for $539. This was made in accordance with the Emerging Issues Task Force issue 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Second Quarter of 2008 as Compared to Second Quarter of 2007
Analysis of Net Interest Income

	INTEREST MARGIN QTD
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other money market funds	$12,799	$65	2.1%	$13,042	$172	5.3%

Investment securities (1) (2)	221,857	3,108	5.6%	239,114	3,367	5.6%
Loans (2) (3)	227,222	3,868	6.8%	212,630	3,935	7.3%

Total interest-earning assets	$461,878	$7,041	6.1%	$464,786	$7,474	6.4%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$50,071	$164	1.3%	$45,843	$206	1.8%
Savings	77,273	204	1.1%	79,444	201	1.0%
Time	179,252	1,856	4.2%	189,221	2,251	4.8%

Total interest-bearing deposits	306,596	2,224	2.9%	314,508	2,658	3.4%

Federal funds purchased
Subordinated Debt	5,155	56	4.3%

Other borrowings	70,820	771	4.4%	64,941	837	5.2%

Total interest-bearing liabilities	$382,571	$3,051	3.2%	$379,449	$3,495	3.7%

Net interest income		$3,990			$3,979

Net interest rate spread (4)			2.9%			2.7%

Net interest margin (5)			3.4%			3.4%

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $19 and $178 for June 2008 and $19 and $204 for June 2007.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Tax equivalent net interest income for the Company during the second quarter of 2008 increased by $11, a 0.3% increase from the second quarter of 2007. The yield on earning assets decreased by 29 basis points while second quarter average earning assets decreased by 0.6%, or $2,908, when compared to a year ago. The result was a decrease in tax equivalent interest income of $433. The rate paid on interest-bearing liabilities decreased by 48 basis points from the same quarter a year ago, while second quarter average interest-bearing liabilities increased by $3,122 when compared to a year ago, resulting in a decrease in total interest expense of $444. The net interest margin ratio for the quarter registered 3.44%, up 6 basis points from last year’s second quarter.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Analysis of Other Income, Other Expense and Federal Income Tax
Loan charge-offs during the quarter were $273 in 2008 compared to $67 in 2007, while the recovery of previously charged-off loans amounted to $26 during the second quarter of 2008 compared to $25 in the same period of 2007. The Company’s provision for loan losses during the quarter ended June 30, 2008 was $315 and none in the second quarter of 2007. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management. The balance of the allowance for loan loss and provisions to the loan loss allowance are based on an assessment and the risk of loss and the amount of loss on loans within the loan portfolio. During the first six months of 2008, the amount charged to operations as a provision for loan loss was increased to account for the increase in charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors including factors specific to the local economy and to industries operating in the local market. The company has allocated a portion of the allowance for a number of specific problem loans through the first six months of 2008, but has not experienced significant deterioration in any loan type including the residential real estate portfolios or the commercial loan portfolio as some peer banking company’s have experienced, and accordingly has not added any special provision for these loan types.
Other income decreased by $17 from a year ago. Fees for customer services increased by $5. Non-taxable income on bank owned life insurance policies increased by $4 reflecting increases in the investment yields associated with these policies. The net gain on loans sold during the quarter amounted to $11, compared to $27 a year ago. Other items decreased by $10.
Total other non-interest expenses in the second quarter were $3,257 in 2008 compared to $3,206 in 2007, an increase of $51 or 1.6%. Salaries and benefits constituted a $16 decrease, or 0.8%. Bank exam and audit fees decreased by $9, or 8.8%, mainly due to the timing of expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Other expenses increased by $76 or 5.9%.
Income before income tax during the second quarter amounted to $969 in 2008 compared to $1,315 in 2007. Income tax expense for the second quarter of 2008 was $164 compared to $258 in 2007. Second quarter net income was $805 in 2008 compared to $1,057 in 2007, representing a decrease of $252, or 23.8%. Earnings per share for the second quarter, adjusted for the 1% stock dividend paid January 1, 2008, were $0.19 in June 2008 and $0.23 in June 2007.
Core earnings (earnings before gains on loans sold, investment securities sold or called and certain other non-recurring items) decreased by 22.9% in the second quarter of 2008 compared to 2007. Core earnings for the second quarter of 2008 were $793 compared to last year’s $1,028. Core earnings per share were $0.18 in 2008 and $0.23 in 2007.
The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAPP earnings):

	Three Months Ended
	June 30,
	2008	2007
GAAP Earnings	$805	$1,057
Investment security gains	(9)	(20)
Gain on sale of loans	(11)	(27)
Loss on sale of other real estate	—	1
Loss on disposition of fixed assets	2	2
Tax effect of adjustments	6	15

Core Earnings	$793	$1,028

Core earnings per share	$0.18	$0.23

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
The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2008 and December 31, 2007. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2008 and December 31, 2007 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
(Dollars in thousands, except for per share amounts)
Over the past twelve months, the Federal Reserve has lowered the rate on overnight federal funds by 325 basis points. At June 30, 2008, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 209 basis points compared to a positive 68 basis points at December 31, 2007. With longer-term rates exceeding short-term rates the yield curve has a positive slope.
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $16,127 for the twelve month period ending June 30, 2009.
Simulated Net Interest Income (NII) Scenarios
Fully Taxable Equivalent Basis
For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Interest Rates	2009	2008	2009	2008	2009	2008
Graduated increase of +300 basis points	$16,342	$15,250	$215	$19	1.3%	0.1%
Short term rates unchanged	16,127	15,231
Graduated decrease of -300 basis points	15,849	14,952	(278)	(279)	1.7%	(1.8)%
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 17, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Company’s Common Stock. The following table shows information relating to the repurchase of shares of the Company’s common stock during the three months ended June 30, 2008:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares
			Part Of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	Per Share	Programs	Programs*

April	NONE	$ NONE	NONE	82,242
May	6,000	15.15	6,000	76,242
June	19,045	16.03	19,045	57,197

Total	25,045	$15.82	25,045	57,197

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
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
(a) On April 22, 2008, Cortland Bancorp held its annual meeting of shareholders.
(b) The following directors were elected for the three-year term ending in 2011.
David Cole
Lawrence A. Fantauzzi
Neil Kaback

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
Directors whose terms of office continued after the annual meeting:
Jerry A. Carlton
James M. Gasior
George A. Gessner
James E. Hoffman III
K. Ray Mahan
Richard B. Thompson
Timothy K. Woofter
(c) At the close of business on the record date 4,398,878 Cortland Bancorp shares were outstanding and entitled to vote.
The result of the election of directors was as follows:

		Votes
	Votes	Cast	Votes
	Cast For	Against	Abstained

David Cole	2,756,676	233,227	0

Lawrence A. Fantauzzi	2,883,275	106,626	0

Neil Kaback	2,883,388	106,515	0
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

Cortland Bancorp
(Registrant)

DATED: August 4, 2008	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President (Chief Executive Officer)

DATED: August 4, 2008	/s/ James M. Gasior
James M. Gasior
Secretary (Chief Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	CEO certification (Filed herewith)

31.2	CFO certification (Filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer required under Section 906 of Sarbanes-Oxley Act of 2002 (Filed herewith)