Form 10-Q
period 2008-09-30
CORTLAND BANCORP INC
filed 2008-11-10
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	at November 5, 2008 4,409,255 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
ASSETS
Cash and due from banks	$8,717	$9,441
Federal funds sold	10,200

Total cash and cash equivalents	18,917	9,441

Investment securities available for sale (Note 3)	137,894	126,507
Investment securities held to maturity (estimated fair value of $75,511 at September 30, 2008 and $113,087 at December 31, 2007) (Note 3)	75,536	112,115
Total loans (Note 4)	230,654	223,109
Less allowance for loan losses (Note 4)	(1,595)	(1,621)

Net loans	229,059	221,488

Premises and equipment	7,350	6,206
Other assets	19,852	16,937

Total assets	$488,608	$492,694

LIABILITIES
Noninterest-bearing deposits	$55,957	$58,224
Interest-bearing deposits	304,797	306,564

Total deposits	360,754	364,788

Federal Home Loan Bank advances	68,000	64,000
Other short term borrowings	6,316	6,413
Subordinated debt	5,155	5,155
Other liabilities	4,039	3,514

Total liabilities	444,264	443,870

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,639,973 in 2008 and 2007	23,200	23,200
Additional paid-in capital	20,770	20,976
Retained earnings	8,860	9,386
Accumulated other comprehensive loss	(4,038)	(94)
Treasury shares at cost, 250,766 at September 30, 2008 and 250,545 at December 31, 2007	(4,448)	(4,644)

Total shareholders’ equity	44,344	48,824

Total liabilities and shareholders’ equity	$488,608	$492,694

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$3,847	$3,976	$11,601	$11,677
Interest and dividends on investment securities:
Taxable interest income	1,279	1,729	4,071	4,985
Nontaxable interest income	381	446	1,155	1,385
Dividends	47	55	144	169
Interest on mortgage-backed securities	1,260	1,071	3,609	2,956
Other interest income	35	67	179	353

Total interest income	6,849	7,344	20,759	21,525

INTEREST EXPENSE
Deposits	2,090	2,764	6,791	7,804
Borrowed funds	776	826	2,380	2,497
Subordinated debt	55	61	190	61

Total interest expense	2,921	3,651	9,361	10,362

Net interest income	3,928	3,693	11,398	11,163
Provision for loan losses	105		495

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,823	3,693	10,903	11,163

OTHER INCOME
Fees for other customer services	596	581	1,730	1,697
Investment securities gains — net	34	5	116	37
Gain on sale of loans — net	4	35	25	78
Gain (loss) on sale of other real estate owned — net	(2)		49	(1)
Earnings on bank owned life insurance	137	130	402	388
Other non-interest income	29	38	95	79

Total other income	798	789	2,417	2,278

OTHER EXPENSES
Salaries and employee benefits	1,788	1,803	5,371	5,435
Net occupancy and equipment expense	500	473	1,471	1,399
State and local taxes	138	146	416	439
Bank exam and audit expense	129	112	337	308
Office supplies	90	110	282	295
Other operating expenses	613	488	1,795	1,525

Total other expenses	3,258	3,132	9,672	9,401

INCOME BEFORE FEDERAL INCOME TAXES	1,363	1,350	3,648	4,040

Federal income taxes	285	275	731	806

NET INCOME	$1,078	$1,075	$2,917	$3,234

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.25	$0.24	$0.66	$0.71

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.25	$0.24	$0.66	$0.71

CASH DIVIDENDS DECLARED PER SHARE	$0.22	$0.21	$0.66	$0.65

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	SHARES	EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2007

BALANCE AT JANUARY 1, 2007	$22,972	$20,835	$9,553	$(455)	$(2,313)	$50,592
Comprehensive income:
Net income			3,234			3,234
Other comprehensive income, net of tax:
Unrealized losses on available- for-sale securities, net of reclassification adjustment				(164)		(164)

Total comprehensive income						3,070

Common stock transactions:
Treasury shares reissued		(204)			913	709
Treasury shares purchased					(2,705)	(2,705)
Cash dividends declared			(2,938)			(2,938)

BALANCE AT SEPTEMBER 30, 2007	$22,972	$20,631	$9,849	$(619)	$(4,105)	$48,728

NINE MONTHS ENDED SEPTEMBER 30, 2008

BALANCE AT JANUARY 1, 2008	$23,200	$20,976	$9,386	$(94)	$(4,644)	$48,824

Cumulative effect of adjustment from adoption of of Emerging Issues Task Force issue 06-04			(539)			(539)

Balance after cumulative effect of adjustment	23,200	20,976	8,847	(94)	(4,644)	48,285

Comprehensive loss:
Net income			2,917			2,917
Other comprehensive loss, net of tax benefit:
Unrealized losses on available- for-sale securities, net of reclassification adjustment				(3,944)		(3,944)

Total comprehensive loss						(1,027)

Common stock transactions:
Treasury shares reissued		(206)			942	736
Treasury shares purchased					(746)	(746)
Cash dividends declared			(2,904)			(2,904)

BALANCE AT SEPTEMBER 30, 2008	$23,200	$20,770	$8,860	$(4,038)	$(4,448)	$44,344

	SEPTEMBER 30,
	2008	2007
DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding losses on available-for-sale securities arising during the period, net of tax benefit	$(3,867)	$(139)
Less: Reclassification adjustment for net gains realized in net income, net of tax	77	25

Net unrealized losses on available- for-sale securities, net of tax benefit	$(3,944)	$(164)

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
NET CASH FLOWS FROM OPERATING ACTIVITIES	$3,506	$2,600

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(30,518)	(28,765)
Purchases of securities held to maturity	(11,908)	(13,502)
Proceeds from call, maturity and principal payments on securities	61,695	30,815
Net increase in loans made to customers	(9,005)	(16,288)
Proceeds from disposition of other real estate	405	34
Purchase of premises and equipment	(1,654)	(1,308)

Net cash flows from investing activities	9,015	(29,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(4,034)	16,728
Proceeds from Federal Home Loan Bank advances	10,000	19,000
Pay down of Federal Home Loan Bank borrowings	(6,000)	(14,000)
Net increase (decrease) in short term borrowings	(97)	1,878
Proceeds from subordinated debt issuance		5,155
Dividends paid	(2,904)	(2,938)
Treasury shares purchased	(746)	(2,705)
Treasury shares reissued	736	709

Net cash flows from financing activities	(3,045)	23,827

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,476	(2,587)

CASH AND CASH EQUIVALENTS
Beginning of period	9,441	14,375

End of period	$18,917	$11,788

SUPPLEMENTAL DISCLOSURES
Interest paid	$9,526	$10,238
Income taxes paid	$635	$750
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2007, included in our Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, or called using the specific identification method. The table below sets forth the proceeds and gains or losses realized on securities sold or called for the period ended:

	THREE MONTHS		NINE MONTHS
	September 30,		September 30,
	2008	2007	2008	2007

Proceeds on securities sold	None	None	None	None
Gross realized gains	None	None	None	None
Gross realized losses	None	None	None	None

Proceeds on securities called	$4,970	$170	$36,523	$3,001
Gross realized gains	34	5	116	37
Gross realized losses	None	None	None	None
Securities available for sale, carried at fair value, totaled $137,894 at September 30, 2008 and $126,507 at December 31, 2007 representing 64.61% and 53.02%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
Investment securities with a carrying value of approximately $103,968 at September 30, 2008 and $95,137 at December 31, 2007 were pledged to secure deposits and for other purposes.
The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations, of states and political subdivisions, and mortgage-backed and related securities were caused by changes in market rates and related spreads as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads, and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity. The Company does not consider those investments to be other-than-temporarily impaired at September 30, 2008.
The Company’s unrealized loss on investments in corporate securities relates in part, to a $2,350 investment in debt instruments of the General Motors Corporation. The unrealized loss was primarily caused by (a) the decrease in profitability and profit forecasts by industry analysts resulting from intense competitive pressures in the automotive industry, and (b) a sector downgrade by industry analysts reflecting the sharp spike in the cost of energy, dysfunctional credit markets and the resultant adverse sales trend. The contractual terms of those investments do not permit General Motors to settle the security at a price less than the par value of the investment. While General Motors’ credit rating has declined, the Company believes it is probable that it will be able to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company has the ability and intent to hold the investments until a recovery of fair value, which may be at maturity, it does not consider the investment in the General Motors notes to be other-than- temporarily impaired at September 30, 2008.
The remaining unrealized loss on investments in corporate securities relates to Collateralized Debt Obligations, (CDO’S), representing pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at September 30, 2008 was $5,425 as compared to an $817 loss at December 31, 2007. All available cash flows for the cash flow portion of the Other Than Temporary Impairment (“OTTI”) test under EITF 99-20 indicate that there has been no adverse effect on projected cash flows as of September 30, 2008. As the Company has the ability and intent to hold the investments until a recovery of fair value, which may be at maturity, it does not consider the investments to be other-than-temporarily impaired at September 30, 2008.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)

During September 2008, the U.S. government placed mortgage finance companies Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), under conservatorship, giving management control to their regulator, the Federal Housing Finance Agency, or FHFA, and providing both companies with access to credit from the U.S. Treasury. Debt obligations now provide an explicit guarantee of the full faith and credit of the United States government to existing and future debt holders of Fannie Mae and Freddie Mac.

In response to the takeover, the Federal Deposit Insurance Corporation tentatively approved a rule, proposed by all four federal bank regulators, that eases capital requirements for federally insured depository institutions that hold FNMA and FHLMC corporate debt, subordinated debt, mortgage guarantees and derivatives. The so-called risk weighting for banks on FNMA and FHLMC’s credit claims was cut to 10 percent from 20 percent. The change has the effect of increasing the risk-based capital ratios of financial institutions holding such obligations, providing additional capacity for lending and asset growth.

Adversely affected by these actions were the value of the common stock and preferred stock of both FNMA and FHLMC. Neither the Company nor its bank subsidiary owned any common or preferred shares of either FNMA or FHLMC.

The amortized cost and estimated fair value of debt securities at September 30, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$2,996	$3,017
Due after one year through five years	5,051	4,025
Due after five years through ten years	2,728	2,587
Due after ten years	46,923	41,782

	57,698	51,411
Mortgage-backed securities	82,565	82,734

	$140,263	$134,145

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$769	$784
Due after one year through five years	3,443	3,523
Due after five years through ten years	10,887	11,022
Due after ten years	45,404	45,617

	60,503	60,946
Mortgage-backed securities	15,033	14,565

	$75,536	$75,511

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2008, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$12,472	$208	$	$12,680
Obligations of states and political subdivisions	8,298	245	20	8,523
Mortgage-backed and related securities	82,565	612	443	82,734
Corporate securities	36,928		6,720	30,208

Total debt securities	140,263	1,065	7,183	134,145
Other securities	3,749			3,749

Total available for sale	$144,012	$1,065	$7,183	$137,894

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$136	$9	$	$145
U.S. Government agencies and corporations	36,896	99	131	36,864
Obligations of states and political subdivisions	23,471	604	138	23,937
Mortgage-backed and related securities	15,033	51	519	14,565

Total held to maturity	$75,536	$763	$788	$75,511

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

	CONTRACT OR
	NOTIONAL AMOUNT
	September 30,	December 31,
	2008	2007

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$1,980	$2,125
Variable	44,332	36,576
Standby letters of credit	850	1,179
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
The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at September 30, 2008 totaled $11,480 and $11,698 at December 31, 2007. The total average daily balance of overdrafts used in 2008 was $160 and $153 in 2007, or approximately 1.4% of the total aggregate overdraft protection available to depositors at September 30, 2008 and 1.3% at December 31, 2007.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2008	2007

1-4 family residential mortgages	29.8%	30.5%
Commercial mortgages	54.0%	54.3%
Consumer loans	3.7%	3.8%
Commercial loans	7.5%	6.7%
Home equity loans	5.0%	4.7%
There are $68 in mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2008, and none at December 31, 2007. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Loans accounted for on a non-accrual basis	$1,944	$2,285

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	97	546

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the nine months ended September 30, 2008 and 2007.

	September 30,	September 30,
	2008	2007

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$148	$204

Interest income actually included in income on the loans	29	35
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
Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. At September 30, 2008, the recorded investment in impaired loans was $1,479 while the related portion of the allowance for loan losses was $642. At December 31, 2007, there were $2,274 in loans considered impaired while the allocated portion of the allowance for loan losses for such loans was $716.
Loans in the amount of $19,550 as of September 30, 2008, and $14,691 as of December 31, 2007 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed above either do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an analysis of the allowance for loan losses for the periods ended September 30, 2008 and September 30, 2007:

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007

Balance at beginning of period	$1,554	$2,041	$1,621	$2,211
Loan charge-offs:
1-4 family residential mortgages	22	31	174	45
Commercial mortgages	45	209	258	324
Consumer loans and other loans	69	81	186	168
Commercial loans	1	—	20	—
Home equity loans	—	—	17	—

	137	321	655	537
Recoveries on previous loan losses
1-4 family residential mortgages	—	—	—	—
Commercial mortgages	1	1	2	2
Consumer loans and other loans	37	23	97	67
Commercial loans	35	—	35	1
Home equity loans	—	—	—	—

	73	24	134	70

Net charge-offs	(64)	(297)	(521)	(467)

Provision charged to operations	105	—	495	—

Balance at end of period	$1,595	$1,744	$1,595	$1,744

Ratio of annualized net charge-offs to average loans outstanding	0.11%	0.54%	0.31%	0.29%

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2008	2007	2008	2007

Net Income	$1,078	$1,075	$2,917	$3,234
Weighted average common shares outstanding*	4,398,235	4,470,728	4,402,663	4,521,163

Basic earnings per share*	$0.25	$0.24	$0.66	$0.71
Diluted earnings per share*	$0.25	$0.24	$0.66	$0.71
Dividends declared per share*	$0.22	$0.21	$0.66	$0.65

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the 1% stock dividend of January 1, 2008.
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
The repurchase program will terminate on February 28, 2009 or upon the purchase of 300,000 shares, if earlier. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Under the program the Company repurchased 205,986 shares in 2007 and 51,817 shares so far in 2008, for a total of 257,803 shares. The Company has also reissued 51,593 shares to existing shareholders through its dividend reinvestment program during 2008, net of repurchased fractional shares. Based on the price of the Company’s stock at September 30, 2008, the remaining commitment to repurchase the 42,197 remaining shares of stock was approximately $506.

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
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at 09/30/08 Using
		(In thousands)
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	09/30/08	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$137,894	None	$108,745	$29,149
Loans measured for impairment	837	None	837	None

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The following table presents the changes in the Level III fair-value category for the nine months ended September 30, 2008. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

		Net realized/
		unrealized gains		Transfers	Purchases		Unrealized
		(losses) included in		In and/or	Issuances		gains
	January 1,	Principal		Out of	and	September 30,	(losses)
	2008	Transactions	Other	Level III	settlements	2008	still held
Assets:
Securities available for sale	$—	$—	$—	$29,149	$—	$29,149	$(5,425)
On September 30, 2008, the Company changed its valuation technique for pooled trust preferred holdings available-for-sale. Previously, the Company relied on prices compiled by third party vendors using observable market data (Level 2) to determine the values of these securities. However, SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions at September 30, 2008, the Company concluded the fair values obtained from third party vendors reflected forced liquidation or distressed sales for these trust preferred securities. Therefore, the Company estimated fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. The change in the valuation technique for these trust preferred securities resulted in a transfer of $29,149 into Level 3 financial assets.
Impaired Loans — A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At September 30, 2008, the recorded investment in impaired loans was $1,479, with a related reserve of $642, resulting in a net balance of $837.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	SEPTEMBER 30, 2008			DECEMBER 31, 2007			SEPTEMBER 30, 2007
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and earning assets	$10,209	$179	2.4%	$6,950	$366	5.3%	$8,971	$353	5.3%
Investment securities (1) (2)	225,265	9,509	5.6%	238,904	13,664	5.7%	237,659	10,123	5.7%
Loans (2) (3)	226,407	11,659	6.9%	215,496	15,856	7.4%	213,234	11,731	7.3%

Total interest-earning assets	461,881	$21,347	6.2%	461,350	$29,886	6.5%	459,864	$22,207	6.4%

Cash and due from banks	7,784			8,220			8,278
Bank premises and equipment	6,893			5,374			5,159
Other assets	11,700			14,103			13,950

Total non-interest-earning assets	26,377			27,697			27,387

Total Assets	$488,258			$489,047			$487,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$48,299	$511	1.4%	$46,508	$888	1.9%	$46,175	$653	1.9%
Savings	76,830	620	1.1%	78,072	799	1.0%	78,996	602	1.0%
Time	179,377	5,660	4.2%	184,586	8,769	4.8%	184,395	6,549	4.7%

Total interest-bearing deposits	304,506	6,791	3.0%	309,166	10,456	3.4%	309,566	7,804	3.4%
Federal funds purchased	206	7	4.4%	605	29	4.8%	9		5.5%
Other borrowings	71,539	2,373	4.4%	65,570	3,346	5.2%	64,552	2,497	5.2%
Subordinated Debt	5,155	190	4.9%	2,175	154	7.1%	1,171	61	6.9%

Total interest-bearing liabilities	381,406	$9,361	3.3%	377,516	$13,985	3.7%	375,298	$10,362	3.7%

Demand deposits	55,963			57,668			57,658
Other liabilities	5,681			3,775			3,842
Shareholders’ equity	45,208			50,088			50,453

Total liabilities and Shareholders’ equity	$488,258			$489,047			$487,251

Net interest income		$11,986			$15,901			$11,845

Net interest rate spread (4)			2.9%			2.8%			2.7%

Net interest margin (5)			3.5%			3.5%			3.4%

Ratio of interest-earning assets to interest-bearing liabilities			1.21			1.22			1.23

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $58 and $530 for September 30, 2008, $155 and $1,809 for December 31, 2007, and $54 and $628 for September 30,2007.

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
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	SEPTEMBER 30, 2008			JUNE 30, 2008			SEPTEMBER 30, 2007
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other earning assets	$7,410	$35	1.9%	$12,799	$65	2.1%	$5,141	$67	5.2%
Investment securities (1) (2)	226,087	3,866	5.6%	221,857	3,108	5.6%	242,352	3,503	5.8%
Loans (2) (3)	228,248	3,143	6.8%	227,222	3,868	6.8%	218,102	3,993	7.3%

Total interest-earning assets	461,745	$7,044	6.1%	461,878	$7,041	6.1%	465,595	$7,563	6.5%

Cash and due from banks	7,758			7,891			7,940
Bank premises and equipment	7,293			6,982			5,381
Other assets	7,336			13,003			14,160

Total non-interest-earning assets	22,387			27,876			27,481

Total Assets	$484,132			$489,754			$493,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$50,459	$167	1.3%	$50,071	$164	1.3%	$48,277	$258	2.1%
Savings	78,435	219	1.1%	77,273	204	1.1%	77,330	200	1.0%
Time	175,638	1,704	3.9%	179,252	1,856	4.2%	190,345	2,306	4.8%

Total interest-bearing deposits	304,532	2,090	2.7%	306,596	2,224	2.9%	315,952	2,764	3.5%
Federal funds purchased							27		5.5%
Other borrowings	72,018	776	4.3%	70,820	771	4.4%	63,190	826	5.2%
Subordinated Debt	5,155	55	4.2%	5,155	56	4.3%	3,474	61	6.9%

Total interest-bearing liabilities	381,705	$2,921	3.0%	382,571	$3,051	3.2%	382,643	$3,651	3.8%

Demand deposits	56,365			55,792			57,261
Other liabilities	5,578			5,131			3,765
Shareholders’ equity	40,484			46,260			49,407

Total liabilities and Shareholders’ equity	$484,132			$489,754			$493,076

Net interest income		$4,123			$3,990			$3,912

Net interest rate spread (4)			3.1%			2.9%			2.7%

Net interest margin (5)			3.6%			3.4%			3.4%

Ratio of interest-earning assets to interest-bearing liabilities			1.21			1.21			1.22

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $19 and $176 for September 30, 2008, $19 and $178 for June 30, 2008, and $16 and $202 for September 30, 2007.

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
Unaudited	2008	2008	2008	2007	2007
SUMMARY OF OPERATIONS
Total interest income	$6,849	$6,844	$7,066	$7,467	$7,344
Total interest expense	(2,921)	(3,051)	(3,389)	(3,623)	(3,651)

NET INTEREST INCOME (NII)	3,928	3,793	3,677	3,844	3,693
Provision for loan losses	(105)	(315)	(75)	(40)	—

NII after loss provision	3,823	3,478	3,602	3,804	3,693
Security gains (losses)	34	9	73	40	5
Gain on sale of loans	4	11	10	10	35
Total other income (excluding security and loan gains)	760	728	788	761	749
Total other noninterest expense	(3,258)	(3,257)	(3,157)	(3,194)	(3,132)

Income before tax	1,363	969	1,316	1,421	1,350
Net income	$1,078	$805	$1,034	$1,116	$1,075

Core earnings (1)	$1,058	$793	$946	$1,083	$1,049

Net income (Rolling 4 Quarters) (2)	$4,033	$4,030	$4,282	$4,350	$4,416
Core earnings (Rolling 4 Quarters)	$3,880	$3,871	$4,106	$4,246	$4,329

PER COMMON SHARE DATA (3)
Net income, both basic and diluted	$0.25	$0.19	$0.23	$0.25	$0.24
Net income, both basic and diluted (Rolling 4 Quarters)	0.92	0.91	0.96	0.97	0.99
Core income, both basic and diluted	0.24	0.18	0.21	0.24	0.23
Core income, both basic and diluted (Rolling 4 Quarters)	0.88	0.88	0.91	0.94	0.97
Cash dividends declared	0.22	0.22	0.22	0.22	0.21
Cash dividends declared (Rolling 4 Quarters)	0.88	0.87	0.87	0.86	0.88
Book value	10.10	9.58	10.66	11.12	11.00

BALANCE SHEET DATA
Assets	$488,608	$489,470	$488,559	$492,694	$498,689
Investments	213,430	215,336	225,464	238,622	244,165
Net loans	229,059	226,857	224,311	221,488	218,893
Deposits	360,754	363,068	359,303	364,788	372,546
Borrowings	74,316	68,829	72,960	70,413	68,893
Subordinated Debt (See Note 8 - Subordinated Debt)	5,155	5,155	5,155	5,155	5,155
Shareholders equity	44,344	42,036	46,849	48,824	48,728

AVERAGE BALANCES
Assets	$484,132	$489,754	$490,933	$494,604	$493,076
Investments	226,087	221,857	227,843	242,596	242,352
Net loans	226,667	225,728	222,233	220,554	216,233
Deposits	360,897	363,388	358,118	365,683	373,213
Borrowings	72,018	70,820	72,393	70,963	63,217
Subordinated Debt	5,155	5,155	5,155	5,155	3,474
Shareholders equity	40,484	46,260	48,931	48,983	49,407

ASSET QUALITY RATIOS
Underperforming assets (4) as a percentage of:
Total assets	0.61%	0.55%	0.59%	0.63%	0.64%
Equity plus allowance for loan losses	6.51	6.23	5.93	6.17	6.35
Tier I capital	5.61	5.11	5.36	5.78	5.91

FINANCIAL RATIOS
Return on average equity	10.65%	6.96%	8.45%	9.11%	8.70%
Return on average equity (Rolling 4 Quarters)	8.74	8.33	8.60	8.65	8.71
Return on average assets	0.89	0.66	0.84	0.90	0.87
Return on average assets (Rolling 4 Quarters)	0.82	0.82	0.87	0.89	0.91
Effective tax rate	20.90	16.90	21.43	21.46	20.37
Net interest margin ratio	3.58	3.44	3.34	3.49	3.38

(1)	Core earnings are earnings before gains on loans sold, investment securities sold or called, trading security gains, other real estate losses and certain other non recurring items.

(2)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

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
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements Summary of Significant Accounting Policies” in the 2007 annual report on Form 10-K. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of these policies and related methodologies are more critical than others. There has been no material change in critical accounting estimates since those presented in the 2007 annual report on Form 10-K, other than a change in determining the fair value estimates of certain corporate investments, adopting the use of Level III methodology. See FSP No. 157.3 disclosure on page 32, and Note 9 — Fair Value Measurements on page 17.

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
Cash and cash equivalents increased by $7,129 from September 30, 2007 and increased by $9,476 from levels measured at year-end. The changes are mainly attributable to federal funds sold which increased by $6,750 from September 30, 2007 and $10,200 from year-end. Operating activities provided cash of $3,506 and $2,600 during the nine months ended September 30, 2008 and 2007, respectively. Key differences stem mainly from: 1) a decrease in net income of $317 compared to September 30, 2007; 2) loans held for sale increased by $68 at September 30, 2008 as compared to a decrease of $109 at September 30, 2007; 3) gains on the call of investments were $116 at September 30, 2008 compared to $37 at September 30, 2007; 4) amortization on securities were $64 in 2008 compared to $179 in 2007; 5) provisions for loan loss were $495 at September 30, 2008 compared to

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
none at September 30, 2007; 6) other real estate gains of $49 were recorded at September 30, 2008 compared to a $1 loss at September 30, 2007; and 7) accrued interest receivables on loans and investments of $2,940 were recorded at September 30, 2008, a decrease of $146 from year-end, while the balance at September 30, 2007 was $3,734, an increase of $695 from December 31, 2006. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for September 30, 2008 and 2007, and the following table which details the cash flows from operating activities.

	Nine Months Ended
	September 30,
	2008	2007

Net Income	$2,917	$3,234
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	567	591
Provision for loan loss	495	—
Investment securities gains	(116)	(37)
Other real estate (gains) losses	(49)	1
Impact of loans held for sale	(68)	109
FHLMC payments receivable	146	(695)
Changes in other assets and liabilities	(386)	(603)

Net cash flows from operating activities	$3,506	$2,600

Capital Resources
The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured (1.4%) for the nine months ended September 30, 2008 and 0.8% for the nine months ended September 30, 2007. Overall capital (a figure which reflects the cumulative adjustment to retained earnings, earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of 12.2%, primarily due to unrealized losses on available for sale investment securities. Capital remains well above regulatory minimums.
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
Risk based capital standards require a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines. Capital ratios remained well in excess of regulatory minimums at September 30, 2008.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007

Tier 1 Capital	$53,312	$53,820
Tier 2 Capital	1,604	1,635

TOTAL QUALIFYING CAPITAL	$54,916	$55,455

Risk Adjusted
Total Assets (*)	$292,764	$289,081

Tier 1 Risk-Based Capital Ratio	18.21%	18.62%

Total Risk-Based Capital Ratio	18.76%	19.18%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.84%	10.99%

(*)	Includes off-balance sheet exposures.
Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $491,714 for the nine months ended September 30, 2008 and $489,443 for the year ended December 31, 2007.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of September 30, 2008 and December 31, 2007. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	Sept. 30,	Dec. 31,	Well	Adequately
	2008	2007	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	18.76%	19.18%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	18.21%	18.62%	6.00%	4.00%

Tier 1 capital to average assets	10.84%	10.99%	5.00%	4.00%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
First Nine Months of 2008 as Compared to First Nine Months of 2007
Analysis of Net Interest Income

	INTEREST MARGIN YTD
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate

INTEREST-EARNING ASSETS

Federal funds sold and other earning assets	$10,209	$179	2.4%	$8,971	$353	5.3%
Investment securities (1) (2)	225,265	9,509	5.6%	237,659	10,123	5.7%
Loans (2) (3)	226,407	11,659	6.9%	213,234	11,731	7.3%

Total interest-earning assets	$461,881	$21,347	6.2%	$459,864	$22,207	6.4%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$48,299	$511	1.4%	$46,175	$653	1.9%
Savings	76,830	620	1.1%	78,996	602	1.0%
Time	179,377	5,660	4.2%	184,395	6,549	4.7%

Total interest-bearing deposits	304,506	6,791	3.0%	309,566	7,804	3.4%
Federal funds purchased	206	7	4.4%	9		5.5%
Other borrowings	71,539	2,373	4.4%	64,552	2,497	5.2%
Subordinated debt	5,155	190	4.9%	1,171	61	6.9%

Total interest-bearing liabilities	$381,406	$9,361	3.3%	$375,298	$10,362	3.7%

Net interest income		$11,986			$11,845

Net interest rate spread (4)			2.9%			2.7%

Net interest margin (5)			3.5%			3.4%

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $58 and $530 for September 2008 and $54 and $628 for September 2007.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
The decrease in interest income, on a fully taxable equivalent basis, of $860 was the product of a 0.4% year-over-year increase in average earning assets and a 26 basis point decrease in interest rates earned. The decrease in interest expense of $1,001 was a product of a 41 basis point decrease in rates paid offset slightly by a 1.6% increase in interest-bearing liabilities. The net result was a 1.2% increase in net interest income on a fully taxable equivalent basis and a 5 basis point increase in the Company’s net interest margin ratio.
Interest and dividend income on securities registered a decrease of $516 or 5.4%, during the nine months ended September 30, 2008 when compared to 2007. On a fully taxable equivalent basis, income on investment securities decreased by $614 or 6.1%. The decrease in tax equivalent versus actual is due to a $6,148 decrease in the average balance of tax free municipal investments. The average invested balances in securities decreased by $12,394 or 5.2% from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 5 basis point decrease in the tax equivalent yield of the portfolio.
Interest and fees on loans decreased by $76, or 0.7%, while on a fully taxable equivalent basis, income on loans decreased by $72, or 0.6%, for the nine months of 2008 compared to 2007. A $13,173 increase in the average balance of the loan portfolio, or 6.2%, was accompanied by a 42 basis point decrease in the portfolio’s tax equivalent yield.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Other interest income decreased by $174 from the same period a year ago. The average balance of federal funds sold and other money market funds increased by $1,238, or 13.8%. The yield decreased by 293 basis points during the first nine months of 2008 compared to 2007, reflecting the Federal Reserve’s shift in monetary policy.
Average interest-bearing demand deposits and money market accounts increased by $2,124 while savings decreased by $2,166. The average rate paid on these products remained fairly consistent at 1.2% at both September 2008 and at September 30, 2007. The average balance of time deposit products decreased by $5,018, as the average rate paid decreased by 53 basis points, from 4.7% to 4.2%.
Compared to last year, average borrowings, subordinated debt and federal funds purchased increased by $11,168, while the average rate paid on borrowings decreased by 73 basis points. Included in this increase is an average balance of $5,155 at September 30, 2008 and an average balance of $1,171 at September 30, 2007 in subordinated debt issued in July of 2007.
Net interest income after provision for loan losses was reduced by $495 of provisions booked in 2008 compared to none booked at September 30, 2007. The amount charged to operations as a provision for loan loss in the first nine months of 2008 was made to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors including factors specific to the local economy and to industries operating in the local market.
Analysis of Other Income, Other Expense and Federal Income Tax
Other income from all sources increased by $139 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $53 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $79 from year ago levels. With rates falling during the quarter, U.S. Government agencies and corporations elected to call an increasing number of issues. The Bank held several of these issues at a discount and thus recognized a gain when they were called. Fees for other customer services increased by $33. Gain on the sale of Other Real Estate Owned (OREO) was $49 at September 30, 2008, an increase of $50 from the loss of $1 recorded at September 30, 2007. This gain in 2008 was on the sale of one property that was held in OREO since 2007. Other sources of non-recurring non-interest income increased by $30 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Total other expenses in the first nine months were $9,672 in 2008 compared to $9,401 in 2007, an increase of $271 or 2.9%. Full time equivalent employment averaged 161 during the first nine months of 2008, a 2.4% decrease compared to 165 at September 30, 2007. Salaries and benefits decreased by $64 or 1.2%, from the similar period a year ago. This decrease is a combination of regular staff salary and benefit increases and the decrease in full-time equivalent employment.
For the first nine months of 2008, state and local taxes decreased by $23. Occupancy and equipment expense increased by $72 or 5.1%. Office supplies decreased by $13. Bank exam and audit expense increased by $29, due to differences in the timing of expenditures. All other expense categories increased by 17.7%, or $270 as a group. This expense category is subject to fluctuation due to non-recurring items. The increase in 2008 is due in part to costs associated with the Company’s Strategic Growth Plan initiated in mid 2007. These expenses include costs for professional consulting, information system software, licensing and maintenance and educational programs for the Company’s employees.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Income before income tax expense amounted to $3,648 for the first nine months of 2008 compared to $4,040 for the similar period of 2007. The effective tax rate for the first nine months was 20.0% in 2008 and 2007, resulting in income tax expense of $731 and $806, respectively. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	NINE MONTHS ENDED
	September 30,
	2008	2007

Provision at statutory rate	$1,240	$1,374
Add (Deduct):
Tax effect of non-taxable income	(571)	(642)
Tax effect of non-deductible expense	62	74

Federal income taxes	$731	$806

Net income for the first nine months registered $2,917 in 2008 compared to $3,234 in 2007, representing per share amounts of $0.66 in 2008 and $0.71 in 2007. Dividends declared per share were $0.66 in 2008 and $0.65 in 2007.
Core earnings (earnings before gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) decreased by $364, or 11.5%, in the first nine months of 2008 compared to 2007, primarily due to the increase in the provision for loan losses. Core earnings for the first nine months of 2008 were $2,797 compared to $3,161 for the same nine month period in 2007. Core earnings per share were $0.64 in 2008 and $0.70 in 2007. The following is reconciliation between core earnings and earnings as reported under generally accepted accounting principles in the United States (GAAP earnings):

	Nine Months Ended
	September 30,
	2008	2007
GAAP Earnings	$2,917	$3,234
Investment security gains	(116)	(37)
Gain on sale of loans	(25)	(78)
(Gain) Loss on sale of other real estate	(49)	1
Loss on disposition of fixed assets	8	4
Tax effect of adjustments	62	37

Core Earnings	$2,797	$3,161

Core earnings per share	$0.64	$0.70
The decrease in core earnings is the result of increased provisions for loan losses in 2008 which resulted in a decline in core earnings per share of $0.07.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Analysis of Assets and Liabilities
Total cash and cash equivalents increased by $9,476 from year-end, and by $7,129 from the twelve month period ending September 30, 2007. This is due mainly to federal funds sold, which increased by $10,200 from year-end and increased by $6,750 from September 30, 2007. Bank management has elected to employ a higher level of federal funds sold since year end, to achieve a higher level of short-term liquidity needed to support increased loan demand, and compensate for poorly functioning credit markets.
The Bank’s management elected not to reinvest all of the proceeds from called securities that were realized during the nine months ended September 30, 2008. Instead, a portion was used to lower the level of public fund jumbo certificates of deposit, pay-off FHLB of Cincinnati advances, increase federal funds sold balances and fund commercial loans. Investment securities decreased by $25,192 from year-end levels and by $30,735 from the same quarter a year ago. The investment portfolio represented 59.2% of each deposit dollar, down from 65.5% a year ago and 65.4% of year end levels.
Loans net of the allowance for losses increased by $10,166 during the twelve month period from September 30, 2007 to September 30, 2008, and increased by $7,571 from year-end. Gross loans as a percentage of earning assets stood at 52.6% as of September 30, 2008 and 47.1% at September 30, 2007. The loan to deposit ratio at the end of the first nine months of 2008 was 63.9% as compared to 59.2% for the same period a year ago. The increase in loans has primarily resulted from a marketing campaign designed to increase market share for commercial and small business loans primarily secured by real estate. At September 30, 2008 the loan loss allowance of $1,595 represented approximately 0.7% of outstanding loans, and at September 30, 2007, the loan loss allowance of $1,744 represented approximately 0.8% of outstanding loans.
During the first nine months, loan charge-offs were $655 in 2008 compared to $537 in 2007, while the recovery of previously charged-off loans amounted to $134 in 2008 compared to $70 in 2007. Non-accrual loans at September 30, 2008 represented 0.8% of the loan portfolio compared to 1.3% at September 30, 2007.
Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.
Premises and equipment increased by $1,144 from year-end and $1,678 from September 30, 2007. This is mainly due to the following: (1) renovation of a new branch office in Middlefield, Ohio which opened in May 2008, (2) purchased property and construction of a new banking office in Brookfield, Ohio. This branch opened in June of 2008, and replaced an existing leased bank location; and (3) construction in progress and property purchased in North Lima, Ohio which will replace an existing leased branch office.
Other assets increased by $2,915 or 17.2% from year-end and $1,681 or 9.3% from September 30, 2007. Other real estate owned increased to $933 in September 2008 as compared to $242 at December 31, 2007 and $284 at September 30, 2007, resulting from increased foreclosure activity. Net deferred tax assets measured $2,225 at September 30, 2008, $291 at December 31, 2007 and $601 at September 30, 2007, primarily reflecting an increase in deferred tax benefits arising from unrealized losses on available for sale investment securities. Interest receivable on investments and loans stood at $2,952 at September 30, 2008, $3,099 at December 31, 2007 and $3,734 at September 30, 2007. Also included in other assets is bank owned life insurance with a cash surrender value of $12,631 at September 30, 2008, $12,283 at December 31, 2007 and $12,165 at September 30, 2007.
Non interest-bearing deposits decreased by $2,267 from year-end and increased by $521 from twelve months ago. Interest-bearing deposits decreased by $1,767 from year-end and decreased by $12,313 from September 30, 2007. The decrease is due primarily to a decrease in certificates of deposit in the amount of $100 or more, which decreased by $4,080 from September 30, 2007. There are no brokered deposits among the Company’s deposit totals.
Federal Home Loan Bank advances and other short term borrowings increased by $3,903 from year-end and increased by $5,423 from September 30, 2007 as the Company was able to obtain advances at competitive rates to assist in funding the loan growth since September 2007.
Other liabilities ranged from $3,367 at September 30, 2007 to $3,514 at December 31, 2007 and were $4,039 at September 30, 2008. The increase in other liabilities was due in part to an entry made to record the cumulative effect of a change in accounting principle for recognizing a liability under split-dollar life insurance arrangements. The entry was made to increase the liability and decrease retained earnings for $539. This was made in accordance with the Emerging Issues Task Force issue 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements”.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Third Quarter of 2008 as Compared to Third Quarter of 2007
Analysis of Net Interest Income

	INTEREST MARGIN QTD
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other money market funds	$7,410	$35	1.9%	$5,141	$67	5.2%
Investment securities (1) (2)	226,087	3,866	5.6%	242,352	3,503	5.8%
Loans (2) (3)	228,248	3,143	6.8%	218,102	3,993	7.3%

Total interest-earning assets	$461,745	$7,044	6.1%	$465,595	$7,563	6.5%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$50,459	$167	1.3%	$48,277	$258	2.1%
Savings	78,435	219	1.1%	77,330	200	1.0%
Time	175,638	1,704	3.9%	190,345	2,306	4.8%

Total interest-bearing deposits	304,532	2,090	2.7%	315,952	2,764	3.5%
Federal funds purchased				27		5.5%
Other Borrowings	72,018	776	4.3%	63,190	826	5.2%
Subordinated debt	5,155	55	4.2%	3,474	61	6.9%

Total interest-bearing liabilities	$381,705	$2,921	3.0%	$382,643	$3,651	3.8%

Net interest income		$4,123			$3,912

Net interest rate spread (4)			3.1%			2.7%

Net interest margin (5)			3.6%			3.4%

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $19 and $176 for September 2008 and $16 and $202 for September 2007.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Tax equivalent net interest income for the Company during the third quarter of 2008 increased by $211, a 5.4% increase from the third quarter of 2007. The yield on earning assets decreased by 39 basis points while third quarter average earning assets decreased by 0.8%, or $3,850, when compared to a year ago. The result was a decrease in tax equivalent interest income of $519. The rate paid on interest-bearing liabilities decreased by 73 basis points from the same quarter a year ago, while third quarter average interest-bearing liabilities decreased by $1,138 when compared to a year ago, resulting in a decrease in total interest expense of $730. The net interest margin ratio for the quarter registered 3.6%, up 20 basis points from last year’s third quarter.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Analysis of Other Income, Other Expense and Federal Income Tax
Loan charge-offs during the quarter were $137 in 2008 compared to $321 in 2007, while the recovery of previously charged-off loans amounted to $73 during the third quarter of 2008 compared to $24 in the same period of 2007. The Company’s provision for loan losses during the quarter ended September 30, 2008 was $105 and none in the third quarter of 2007. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management. The balance of the allowance for loan loss and provisions to the loan loss allowance are based on an assessment and the risk of loss and the amount of loss on loans within the loan portfolio. The company has allocated a portion of the allowance for a number of specific problem loans through the three months ending September 30, 2008, but has not experienced significant deterioration in any loan type including the residential real estate portfolios or the commercial loan portfolio as some peer banking company’s have experienced, and accordingly has not added any special provision for these loan types.
Other income increased by $9 from a year ago. Fees for customer services increased by $15. Gains on investments netted $34 in the third quarter of 2008, an increase of $29 from the same quarter of 2007. Non-taxable income on bank owned life insurance policies increased by $7. The net gain on loans sold during the quarter amounted to $4, compared to $35 a year ago. Other items decreased by $11.
Total other non-interest expenses in the third quarter were $3,258 in 2008 compared to $3,132 in 2007, an increase of $126 or 4.0%. Salaries and benefits constituted a $15 decrease, or 0.8%. Bank exam and audit fees increased by $17, or 15.2%, mainly due to the timing of expenses associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Other expenses increased by $124 or 10.2%.
Income before income tax during the third quarter amounted to $1,363 in 2008 compared to $1,350 in 2007. Income tax expense for the third quarter of 2008 was $285 compared to $275 in 2007. Third quarter net income was $1,078 in 2008 compared to $1,075 in 2007, representing an increase of $3, or 0.3%. Earnings per share for the third quarter, adjusted for the 1% stock dividend paid January 1, 2008, were $0.25 in September 2008 and $0.24 in September 2007.
Core earnings (earnings before gains on loans sold, investment securities sold or called and certain other non-recurring items) increased by 0.9% in the third quarter of 2008 compared to 2007. Core earnings for the third quarter of 2008 were $1,058 compared to last year’s $1,049. Core earnings per share were $0.24 in 2008 and $0.23 in 2007.
The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAPP earnings):

	Three Months Ended
	September 30,
	2008	2007
GAAP Earnings	$1,078	$1,075
Investment security gains	(34)	(5)
Gain on sale of loans	(4)	(35)
Loss on sale of other real estate	2
Loss on disposition of fixed assets	6
Tax effect of adjustments	10	14

Core Earnings	$1,058	$1,049

Core earnings per share	$0.24	$0.23

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
New Accounting Standards
In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 (postretirement benefit plans) or APB No. 12 (deferred compensation plan). The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement; therefore, a liability should be recognized for future benefits. Issue 06-4 is effective for years beginning after December 15, 2007. The Company adopted EITF Issue No. 06-04 as of January 1, 2008 and the cumulative effect of a change in accounting principle to recognize a liability for the death benefit promised under a split-dollar life insurance arrangement totaled $539 and was recorded as a reduction of retained earnings.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.)
Subsequent Events
On October 14, 2008, the U.S. Treasury Department and the Federal Deposit Insurance Corporation (“FDIC”) each announced steps to further address the issues that confront the banking system. The U.S. Treasury Department announced details of its voluntary TARP (Troubled Asset Relief Program) Capital Purchase Program, whereby the U.S. Treasury will make direct equity investments into banks in the form of senior preferred equity and common equity warrants. Under the TARP Capital Purchase Program, the U.S. Treasury will purchase up to $250 billion of senior preferred equity in qualifying financial institutions providing an immediate influx of Tier 1 capital into the banking system. Participants must adopt the U.S. Treasury Department’s standards for executive compensation and corporate governance, for the period during which the U.S. Treasury holds equity issued under this program.
Also on October 14, 2008, the systemic risk exception to the FDIC Act was signed enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points pre annum for noninterest bearing transaction deposits. The Company is in the process of fully analyzing the benefits and costs of participating in the Programs in order to make a final determination as to whether or to what extent the Company would participate in these Programs.

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
The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2008 and December 31, 2007. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2008 and December 31, 2007 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands, except for per share amounts)
Over the past twelve months, the Federal Reserve has lowered the rate on overnight federal funds by 275 basis points. At September 30, 2008, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 293 basis points compared to a positive 68 basis points at December 31, 2007. With longer-term rates exceeding short-term rates the yield curve has a positive slope.
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $15,848 for the twelve month period ending September 30, 2009.
Simulated Net Interest Income (NII) Scenarios
Fully Taxable Equivalent Basis
For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
Changes in	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Interest Rates	2009	2008	2009	2008	2009	2008
Graduated increase of +300 basis points	$15,890	$15,250	$42	$19	0.3%	0.1%
Short term rates unchanged	15,848	15,231
Graduated decrease of -300 basis points	15,878	14,952	30	(279)	0.2%	(1.8)%
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

				Total Number	Maximum
				of Shares	Number
				Purchased as	of Shares
				Part Of Publicly	That May Yet Be
	Total Number		Average	Announced	Purchased Under
	of Shares		Price Paid	Plans or	the Plans or
	Purchased		Per Share	Programs	Programs*

July	NONE	$	NONE	NONE	57,197
August	5,000		13.25	5,000	52,197
September	10,000		13.50	10,000	42,197

Total	15,000		$13.42	15,000	42,197

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

Cortland Bancorp (Registrant)
DATED: November 5, 2008	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President (Chief Executive Officer)

DATED: November 5, 2008	/s/ James M. Gasior
James M. Gasior
Secretary (Chief Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 31.1	CEO certification (Filed herewith)

Exhibit 31.2	CFO certification (Filed herewith)

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer required under Section 906 of Sarbanes-Oxley Act of 2002 (Filed herewith)