Form 10-K
period 2008-12-31
CORTLAND BANCORP INC
filed 2009-03-16
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________________ to ___________________________
Commission File Number 0-13814
CORTLAND BANCORP

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-14511184

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

194 West Main Street, Cortland, Ohio	44410

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:                (330) 637-8040
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☑  No
Based upon the closing price of the registrant’s common stock of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $51,725,776. For purposes of this response directors and executive officers are considered the affiliates of the issuer at that date.
The number of shares outstanding of the issuer’s classes of common stock as of March 13, 2009: 4,481,130 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Shareholders Report for the year ended December 31, 2008 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the annual shareholders meeting to be held April 21, 2009 are incorporated by reference into Part III.

FORM 10-K
2008

PART I
Item l.   Business
General
THE CORPORATION
     Information relating to Item 1 is set forth in the Corporation’s 2008 Annual Report to Shareholders, Page 4, Brief Description of the Business and Managements Discussion and Analysis, pages 37-69, and is incorporated herein by reference.
SUPERVISION AND REGULATION
     The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity, as authorized by the Gramm-Leach-Bliley Act of 1999 (The Financial Services Reform Act). Under the Financial Services Reform Act, the Company may continue to claim the benefits of financial holding company status as long as each depository institution that it controls remains well capitalized and well managed. The Company is required to provide notice to the Board of Governors of the Federal Reserve System when it becomes aware that any depository institution controlled by the Company ceases to be well capitalized or well managed. Furthermore, current regulation specifies that prior to initiating or engaging in any new activities that are authorized for financial holding companies, the Company’s insured depository institutions must be rated “satisfactory” or better under the Community Reinvestment Act (CRA). As of December 31, 2008, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and, in management’s opinion, well managed. Cortland Bancorp owns no property. Operations are conducted at 194 West Main Street, Cortland, Ohio.
     The Cortland Savings and Banking Company (the “Bank”), as a state chartered banking organization and member of the Federal Reserve System, is subject to periodic examination and regulation by both the Federal Reserve Bank of Cleveland and the State of Ohio Division of Financial Institutions. These examinations, which include such areas as capital, liquidity, asset quality, management practices and other aspects of the Bank’s operations, are primarily for the protection of the Bank’s depositors. In addition to these regular examinations, the Bank must furnish periodic reports to regulatory authorities containing a full and accurate statement of its affairs. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC).
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

PART 1 (CONTINUED)
Item l.   Business
Statistical Disclosure
I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
     Information relating to I — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 2008 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2008
Annual Report
to Shareholders

A. Average Balance Sheet -
December 31, 2008, 2007 and 2006	34 & 35

B. Analysis of Net Interest Earnings -
Years ending December 31, 2008, 2007 and 2006	34 & 35

C. Rate and Volume Analysis -
2008 change from 2007
and 2007 change from 2006	47
II.  INVESTMENT PORTFOLIO
     Information relating to II — Investment Portfolio is set forth in the Corporation’s 2008 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2008
Annual Report
to Shareholders

A. Book value of investments -
December 31, 2008, 2007 and 2006	57 - 61

B. Summary of securities held -
December 31, 2008	60 & 61

C. N/A

PART 1 (CONTINUED)
III. LOAN PORTFOLIO (ALL DOMESTIC)
A. TYPES OF LOANS
     Information relating to III — Loan Portfolio — A. Types of Loans is set forth in the Corporation’s 2008 Annual Report to Shareholders, Page 55, Loan Portfolio and is incorporated herein by reference.
B. MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
     Information relating to III — Loan Portfolio — B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Corporation’s 2008 Annual Report to Shareholders, Page 55, Loan Portfolio and is incorporated herein by reference.
C. RISK ELEMENTS
     Information relating to III — Loan Portfolio — C. Risk Elements, is set forth in the Corporation’s 2008 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2008
Annual Report
to Shareholders

1. Nonaccrual, Past Due and Restructured Loans

(1) Aggregate amount in each category (5 years)	43

(2) Interest income
(i) That would have been recorded	19 & 43
(ii) That was included in income	19 & 43

(3) Policy for placing loans on non-accrual status	12 & 19

2. Potential Problem Loans	19

3. Foreign Outstandings	N/A

4. Loan concentrations over 10% not otherwise disclosed	57
D. Other Interest Bearing Assets — N/A

PART 1 (CONTINUED)
IV. SUMMARY OF LOAN LOSS EXPERIENCE
A. Analysis of the Allowance for Loan Loss
                Information relating to IV — Summary of Loan Loss Experience — A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 2008 Annual Report to Shareholders, Pages 52-54, Allowance for Loan Losses and is incorporated herein by reference.
B. Breakdown of the Allowance for Loan Losses
                Information relating to IV — Summary of Loan Loss Experience — B. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 2008 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2008
Annual Report
to Shareholders
Breakdown of the Allowance for Loan Losses	54

Percentage of loans in each category	55

Loan Commitments and Lines of Credit	22-23 & 65-66
V. DEPOSITS (ALL DOMESTIC)
A. Average Deposits and Average Rates Paid on Deposit Categories
                Information relating to V — Deposits — A. Average Deposits and Rates is set forth in the Corporation’s 2008 Annual Report to Shareholders, Pages 34 & 35, Five Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.
B. Not applicable
C. Not applicable
D. Summary of Time Deposits of $100,000 or More
                Information relating to V — Deposits — D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 2008 Annual Report to Shareholders, Page 20, Note 6, Deposits and is incorporated herein by reference.
E. Not applicable
VI. RETURN ON EQUITY AND ASSETS
                Information relating to VI — Return on Equity and Assets is set forth in the Corporation’s 2008 Annual Report to Shareholders, page 36, Selected Financial Data and is incorporated herein by reference.
VII. SHORT TERM BORROWINGS
               Not required

PART 1 (CONTINUED)
Item 1.A — Risk Factors
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
Risks Related to Our Business
     Recent negative developments in the financial industry and the domestic credit market may adversely affect the Company’s operations and results. Negative developments in the latter half of 2007 and during 2008 in the credit and securitization markets have resulted in uncertainty in financial markets with the expectation of the general economic downturn continuing in 2009. Business activity across a wide range of industries and regions is declining. Unemployment has increased significantly. During the second half of 2008, the financial services industry was materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. These negative developments were initially triggered by declines in home prices and the values of subprime residential mortgage loans, but quickly spread to other asset classes. Market conditions have also led to the failure or merger of a number of formerly prominent and large financial institutions. Furthermore, declining asset values on financial instruments, defaults on residential mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on the Company’s business, financial condition, and results of operations.
     Further economic downturns may have an impact on our investment portfolio. The deterioration in the credit markets created market volatility and illiquidity, resulting in significant declines in the market values of a broad range of investment products. We continue to monitor the investment portfolio for deteriorating collateral values and other-than-temporary-impairments in our investment portfolios.
     There can be no assurance that recent legislative and regulatory initiatives to address difficult market and economic conditions will stabilize the U.S. banking system. In response to the difficult market and economic conditions affecting the banking system and financial markets, former President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law on October 3, 2008. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a Troubled Asset Relief Program, or “TARP.” TARP was enacted to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department established a voluntary Capital Purchase Program (“CPP”) under TARP to encourage eligible U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers. Under the CPP, the Treasury Department purchases senior preferred stock and warrants from participating financial institutions. We have elected not to participate in the CPP because we believe the CPP’s restrictions on possible future dividend

PART 1 (CONTINUED)
Item 1.A — Risk Factors (continued)
increases, the dilution to earnings, and the uncertainty surrounding future requirements of the CPP outweighed the benefits of participation. Finally, the EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.
     On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLG Program”) to strengthen confidence and encourage liquidity in the banking system. The TLG Program consists of two components — (i) a temporary guarantee of newly issued senior unsecured debt (the “Debt Guarantee Program”) and (ii) a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”). The Bank elected to participate in both the Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program provides a full guarantee of senior unsecured debt issued by eligible institutions between October 14, 2008, and June 30, 2009, with the guarantee expiring on or before June 30, 2012. Senior unsecured debt includes Federal Funds with a stated maturity greater than thirty days, promissory notes, commercial paper, and inter-bank certificates of deposit. A participant in the Debt Guarantee Program will be assessed an annualized fee of 50 basis points for debt with a maturity of 180 days or less (excluding short term debt), 75 basis points for debt with a maturity of 181-364 days, and 100 basis points for debt with a maturity of 365 days or greater. Holding companies with significant non-bank subsidiaries are also required to pay an additional 10 basis points.
     The EESA and TLG Program have been followed by numerous actions by the Federal Reserve, the U.S. Congress, the Treasury Department, the FDIC, and the SEC to address the current liquidity and credit crisis that has followed the sub-prime mortgage meltdown that began in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.
     On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) into law. The Recovery Act was implemented to provide $787 billion in funds to create and preserve jobs, promote economic recovery, spur technological advances in science and health, invest in transportation, environmental protection, and other infrastructure that will provide long-term economic benefits, and stabilize state and local government budgets. The Recovery Act also contains provisions limiting, but not capping, executive compensation for all current and future TARP recipients until the institution has repaid the government.
     The purpose of these legislative and regulatory actions is to stabilize U.S. financial markets. The U.S. Congress or federal bank regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the Company’s operations. In addition, the EESA and the Recovery Act may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the legislative and regulatory initiatives described above, the Company’s prospects and results of operations would be adversely effected.
     Success in the banking industry requires disciplined management of lending risks. A significant portion of the Company’s loan portfolio is secured by real property. Originating and underwriting loans properly are

PART 1 (CONTINUED)
Item 1.A — Risk Factors (continued)
integral to the Company’s success. Credit risk is the risk of not being able to collect the contractual obligation, including all principal and interest income when the borrower is unable to repay the obligation as agreed. Credit risk could be affected by a variety of negative conditions, including, (1) general, regional, or local economic conditions, (2) rapid increase in interest rates, and/or (3) a downturn in an industry sector.
     A critical resource for maintaining the safety and soundness of banks so that they can fulfill their basic function of financial intermediation, the allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.
     The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. The current economic environment has led us, and may continue to lead us, to take provisions that are higher than the Company's historical experience.
     Fluctuations in interest rates could adversely affect the Company’s earnings and financial condition. The risk of nonpayment of loans — or credit risk — is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. Changes in the general level of interest rates can affect the Company’s net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect (i) the Company’s ability to originate loans, (ii) the value of the Company’s interest

PART 1 (CONTINUED)
Item 1.A — Risk Factors (continued)
earning assets, and the Company’s ability to realize gains from the sale of such assets, (iii) the Company’s ability to obtain and retain deposits in competition with other available investment alternatives, and (iv) the ability of the Company’s borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Although the Company believes that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that the Company’s profitability would not be adversely affected during any period of changes in interest rates.
     The Company’s business may be adversely affected by changes in government policies. The Company and its subsidiaries are and will remain subject to extensive state and federal government supervision and regulation. This supervision and regulation affect many aspects of the banking business, including permissible activities, lending, investments, payment of dividends, the geographic locations in which the Company’s services can be offered, and numerous other matters. State and federal supervision and regulation are intended principally to protect depositors, the public, and the deposit insurance fund administered by the FDIC. Protection of stockholders is not a goal of banking regulation.
     Applicable statutes, regulations, agency and court interpretations, and agency enforcement policies have undergone significant changes, and could change significantly again. Federal and state banking agencies also require banks and bank holding companies to maintain adequate capital. Failure to maintain adequate capital or to comply with applicable laws, regulations, and supervisory agreements could subject a bank or bank holding company to federal or state enforcement actions, including termination of deposit insurance, imposition of fines and civil penalties, and, in the most severe cases, appointment of a conservator or receiver for a depositary institution. Changes in applicable laws and regulatory policies could adversely affect the banking industry generally or the Company in particular. We give you no assurance that the Company will be able to adapt successfully to industry changes caused by governmental actions.
     The Company operates in a highly competitive industry and market area. The U.S. financial system has become highly concentrated and has moved into a barbell-type structure. This structure is characterized at one end by a handful of large financial conglomerates and at the other end by thousands of community financial institutions spread across the U.S. According to the FDIC, the four largest banking companies control more than 40% of the nation’s deposits and more than 50% of the industry’s assets. While the nation’s largest banks have not been permitted to fail, community banks do fail with regularity. This policy disparity has entrenched an ongoing competitive inequity against community banks. In effect, government ownership of banks various bank products and services, many of which are considered the financial system’s most profitable.
     The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies,

PART 1 (CONTINUED)
Item 1.A — Risk Factors (continued)
insurance companies, and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:
•	the ability to develop, maintain, and build long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;

•	the ability to expand the Company’s market position;

•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•	the rate at which the Company introduces new products and services relative to its competitors;

•	customer satisfaction with the Company’s level of service; and

•	industry and general economic trends.
Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect growth and profitability.
     The Company’s business could be adversely affected by a downturn in the local geographic markets where the Company operates. The Bank derives the majority of its loans and deposits from the communities located in the northeast Ohio region. Local economic conditions in these areas have a significant impact on the generation of the Bank’s loan and deposit portfolios; the ability of borrowers to repay these loans; and the value of collateral securing these loans. In January 2009, northeast Ohio unemployment rates were at the highest level in 15 years. A prolonged economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in the northeastern Ohio market continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, the Company is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect the Company’s business. Consequently, adverse changes in the economic conditions of the northeast Ohio region in general could result in a negative impact on the financial results of the Company’s operations and have a negative effect on profitability.
     The Company does not have the financial and other resources that larger competitors have; this could affect its ability to compete for large commercial loan originations and its ability to offer products and services competitors provide to customers. The northeastern Ohio market in which the Company operates has high concentrations of financial institutions. Many of the financial institutions operating in our market are branches of significantly larger institutions headquartered in Cleveland or in other major metropolitan areas, with significantly greater financial resources and higher lending limits. In addition, many of these institutions offer services that the Company does not or cannot provide. For example, the larger competitors’ greater resources offer advantages such as the ability to price services at lower, more attractive levels, and the ability to provide larger credit facilities. Because the Company is currently smaller than many commercial lenders in its market, it is on occasion prevented from making commercial loans in amounts competitors can offer. Financial institutions' success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of the Company's competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than the Company, or to provide products and services that the Company is not able to economically provide. We cannot assure you that the Company will be able to develop and implement new technology-driven products or services or that the Company will be successful in marketing these products or services to customers.

PART 1 (CONTINUED)
Item 1.A — Risk Factors (continued)
     Changes in accounting standards could materially impact the Company’s consolidated financial statements. The Company’s accounting policies and methods are fundamental to how our financial condition and results of operations are recorded and reported. The accounting standard setters, including the Financial Accounting Standards Board, the SEC, and other regulatory bodies, from time to time may change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how the Company records and reports financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. Management may be required to make difficult, subjective, or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions.
     The Company utilizes the Federal Home Loan Bank as an additional source of liquidity. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati, which is one of the twelve regional banks comprising the FHLB System. The FHLB provides credit for member financial institutions. As a member of the FHLB, we are required to own stock in the FHLB in proportion to our borrowings. As of December 31, 2008, the Company’s investment in FHLB stock totaled $3.523 million. The Company is authorized to apply for advances from the FHLB, which are collateralized in the aggregate by loans, securities, FHLB stock, and by deposits with the FHLB. At December 31, 2008, the Company had approximately $62.5 million in FHLB advances. FHLB advances are only available to borrowers that meet certain conditions. If the Company were to cease meeting these conditions, our access to FHLB advances could be significantly reduced or eliminated.
     The 12 FHLBs obtain their funding primarily through issuance of consolidated obligations of the FHLB System. The U.S. government does not guarantee these obligations, and each of the 12 FHLBs are jointly and severally liable for repayment of each other’s debt. Therefore, the Company’s investment in the equity stock of the FHLB of Cincinnati could be adversely impacted by the operations of the other FHLBs. Should the FHLBs be restricted from redeeming or repurchasing member banks’ FHLB stock due to adverse financial conditions affecting either individual FHLBs or the FHLB System as a whole, member banks may be required to recognize an impairment charge on their FHLB equity stock investments. Certain FHLBs, including Cincinnati, have recently experienced lower earnings and paid out lower dividends to their members. Future problems at the FHLBs may impact the collateral necessary to secure borrowings and limit the borrowings extended to member banks, as well as require additional capital contributions by member banks. Should this occur, the Company’s short term liquidity needs could be negatively impacted. Should the Company be restricted from using FHLB advances due to weakness in the FHLB System or with the FHLB of Cincinnati, the Company may be forced to find alternative funding sources. These alternative funding sources may include seeking lines of credit with third party banks or the Federal Reserve Bank, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.
     Our deposit insurance premium could be substantially higher in the future, which would have an adverse effect on future earnings. As a result of EESA, the basic limit on federal deposit insurance coverage was temporarily raised from $100,000 to $250,000 per depositor until January 1, 2010. The Bank also participates in the FDIC’s Transaction Account Guarantee Program. As a condition of participating in the Transaction Account Guarantee Program, the Bank is assessed on a quarterly basis an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Transaction Account Guarantee Program ends on January 1, 2010.
     During the year ended December 31, 2008, the Company paid $51,000 in deposit insurance assessments to the FDIC. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The escalating pace of bank failures that began in 2008 has significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to .40% as of December 31, 2008. The FDIC expects continued insured institution failures in the next few years, which likely will result in a continued decline in the reserve ratio.
     On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels. On February 27, 2009, the FDIC

PART 1 (CONTINUED)
Item 1.A — Risk Factors (continued)
adopted a final rule (i) modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points, (ii) extending the period of the restoration plan to seven years, and (iii) adopting an interim rule imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the FDIC to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund. Accordingly, increases in the deposit insurance premium assessment rate applicable to us will adversely impact the Company’s earnings.
Risks Associated with the Company’s Common Stock
     An investment in the Company’s common stock is not an insured deposit. The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.
     Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult. Although our common stock may be traded from time to time on an individual basis, no active trading market has developed and none may develop in the foreseeable future. Our common stock is not traded on any exchange. However, our common stock is quoted and traded by several dealers on the OTC Bulletin Board under the symbol “CLDB.” The Company currently does not intend to seek listing of its common stock on NASDAQ or on another securities exchange. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all. A stock that is not listed on a securities exchange might not be accepted as collateral for loans. If accepted as collateral, the stock’s value could nevertheless be substantially discounted. Consequently, investors should regard our common stock as a long-term investment and should be prepared to bear the economic risk for an indefinite period. Investors who need or desire to dispose of all or a part of their investments in our common stock might not be able to do so except by private, direct negotiations with third parties.
     The Company’s stock price is volatile. The Company’s stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:
•	Actual or anticipated variations in earnings;

•	Changes in dividend policy and dividend payout practices.

•	Changes in analysts recommendations or projections;

•	Operating and stock performance of other companies deemed to be peers;

•	News reports of trends, concerns and other issues related to the financial services industry; and

•	Low volume of stock trades.
     The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to performance. General market price declines or market volatility in the future could adversely affect the price of the Company’s stock, and the current market price may not be indicative of future market prices.
     Further information relating to Item 1A “Risk Factors” is set forth in the Corporation’s 2008 Annual Report to Shareholders Management’s Discussion Analysis. This information includes, but is not limited to Page 37, Note regarding Forward-Looking Statements; pages 52-54, Allowance for Loan Losses; pages 68-69, Market Risk; pages 37-39, Critical Accounting Policies and Estimates; and page 69, Impact of Inflation, and is incorporated herein by reference.

PART 1 (CONTINUED)
Item 1B. Unresolved Staff Comments — N/A
Item 2. Properties
CORTLAND BANCORP’S PROPERTY
     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2008 Annual Report to Shareholders, page 4, Brief Description of the Business — CORTLAND BANCORP — and is incorporated herein by reference.
CORTLAND BANKS’ PROPERTY
     Information relating to Item 2 — Properties — is set forth in the Corporation’s 2008 Annual Report to Shareholders, page 4, Brief Description of the Business, THE CORTLAND SAVINGS AND BANKING COMPANY — and is incorporated herein by reference.
     Information relating to Item 2 — Properties — Location of Offices is set forth in the Corporation’s 2008 Annual Report to Shareholders, on the back cover, Cortland Banks Offices and Locations and is incorporated herein by reference.
Item 3. Legal Proceedings
     Information relating to Item 3 — Legal Proceedings — is set forth in the Corporation’s 2008 Annual Report to Shareholders, page 32, Note 17, Litigation, and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
Item 4A. Identification of Executive Officers of the Registrant
     The names, ages and positions of the executive officers as of March 16, 2009 are as follows:

Name	Age	Position Held

Lawrence A. Fantauzzi	61	President, Chief Executive
		Officer and Director

James M. Gasior	49	Senior Vice President, Secretary,
		Chief Financial Officer and Director

Craig M. Phythyon	47	Senior Vice President, Treasurer and
		Chief Investment Officer

Timothy Carney	43	Senior Vice President and
		Chief Operations Officer

Danny L. White	57	Senior Vice President and
		Chief Lending Officer

Stephen A. Telego	55	Senior Vice President and
		Director of Human Resources
     All of the officers listed above will hold office until the next annual meeting of shareholders, and until their successors are duly elected and qualified.

PART 1 (CONTINUED)
Item 4A. Executive Officers of the Registrant
Principal Occupation and Business Experience of Executive Officers
     During the past five years the business experience of each of the executive officers has been as follows:
     Mr. Fantauzzi succeeded Mr. Platt as President and Chief Executive Officer of The Cortland Savings and Banking Company beginning October 3, 2005. Mr. Fantauzzi also succeeded Mr. Platt as President of Cortland Bancorp beginning November 1, 2005. Previously, Mr. Fantauzzi has served as Senior Vice President of the Bank since 1996. He served as Controller and Chief Financial Officer, as well as Secretary-Treasurer of both Cortland Bancorp the Bank. Mr. Fantauzzi has also been Vice President and Director of New Resources Leasing Corporation, a subsidiary of the Bancorp, since 1995. Mr. Fantauzzi is 61 years old and has been a member of the Board of Directors since February 9, 1999.
     Mr. Gasior is Senior Vice President, Chief Financial Officer and Secretary of Cortland Bancorp. He is also Senior Vice President, Chief Financial Officer and Secretary of the Bank. He has been in these positions since November, 2005. Mr. Gasior is a Certified Public Accountant, a member of the American Institute of CPA’s and the Ohio Society of CPA’s, is 49 years of age and has been a member of the Board of Directors since November of 2005. Previously Mr. Gasior served as Senior Vice President of Lending and Administion of Cortland Bancorp and the Bank from April, 1999 to October 2005.
     Mr. Phythyon is Senior Vice President, Chief Investment Officer and Treasurer of Cortland Bancorp. He is also Senior Vice President, Chief Investment Officer and Treasurer of the Bank. He has been in these positions since November, 2005. Previously, Mr. Phythyon served as Vice President — Assistant Controller of the Bank beginning in 2002. Mr. Phythyon is 47 years old.
     Mr. Carney was elected as Senior Vice President and Chief Operations Officer of Cortland Bancorp on April 22, 2008. He is also Senior Vice President and Chief Operations of the Bank beginning in 2000. Mr. Carney is 43 years of age.
     Mr. White was elected as Senior Vice President and Chief Lending Officer of the Cortland Bancorp on April 22, 2008. He is also Senior Vice President and Chief Lending Officer of the Bank and has served in this capacity since 2005. Previously, Mr. White served as Vice President-Commercial Lending Supervisor. since 1999. Mr. White is 57 years old.
     Mr. Telego was elected as Senior Vice President and Director of Human Resources of the Cortland Bancorp on April 22, 2008. He is Senior Vice President and Director of Human Resources since 1997, and was elected as Corporate Administrator of the Bank and has served in this capacity since 2005. Mr. Telego is 55 years old.

PART II
     Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s 2008 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2008
Annual Report
to Shareholders
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities
	a) Market Information	42 & 70
	b) Holders	70
	c) Dividends	32, 42 & 70
d) N/A

e) Shareholder Return Performance Graph
CUMULATIVE VALUE OF $100 INVESTMENT
Comparison of Five-Year Cumulative Total Return Among Cortland Bancorp,
The Russell 2000 Index and SNL Securities Index of Banks with Assets Under $500 Million. (1)

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Cortland Bancorp	100.00	85.45	73.68	78.94	55.57	47.66
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Bank < $500M	100.00	115.43	122.21	128.39	104.24	60.51

(1)	Assumes that on December 31, 2003, $100 each was invested in the common shares of Cortland Bancorp, the Russell 2000 index, and the SNL Bank Index, with all subsequent dividends reinvested. Cortland Bancorp is not among the banking companies included in the SNL Bank Index, nor is it included in the Russell 2000 index. SNL Securities provided information for Cortland Bancorp, The Russell 2000 index and the SNL Bank Index. Past performance provides no guarantee or assurance that similar results can or will be achieved in the future.

II-1

PART II (CONTINUED)
Item 5. (Continued)

Issuer Purchases of Equity Securities in The Fourth Quarter of 2008	33

Item 6.	Selected Financial Data	36

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-69

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	63-64, 68-69

Item 8.	Financial Statements and Supplementary Data	5-36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Nothing to disclose, See Proxy Statement

Item 9A.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. With the supervision and participation of management, including the Company’s principal executive officer and principal financial officer, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) has been evaluated as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are, effective as of the end of the period covered by this report.
     Annual Report on Internal Control Over Financial Reporting. The Report on Management’s Assessment of Internal Control Over Financial Reporting is included on page 5 of the 2008 Annual Report to Shareholders and is incorporated herein by reference.
     Attestation Report of the Registered Public Accounting Firm. The Attestation Report of the Company’s independent registered public accounting firm is included on page 6 of the 2008 Annual Report to Shareholders and is incorporated herein by reference.
     Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2008 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information
     Not applicable

II-2

PART III

Item l0.	Directors, Executive Officers and Corporate Governance
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year in connection with its annual meeting of shareholders to be held April 21, 2009 (the Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees”, “Continuing Directors”, “The Board of Directors and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors” and “Audit Committee Matters”.
     Information relating to executive officers of the Corporation is set forth in Part I. Item 4A of this Form 10-K.

Item ll.	Executive Compensation
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Directors Compensation”.

Item l2.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the captions of “Share Ownership by Directors and Executive Officers”.

Item l3.	Certain Relationships and Related Transactions, and Director Independence
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the captions of “Transactions with Related Parties” and “The Board of Directors and Committees of the Board”.

Item l4.	Principal Accountant Fees and Services
Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the captions of “Audit Committee Matters”.

III-1

PART IV

Item l5.	Exhibits, Financial Statement Schedules

(a)	l.	Financial Statements

Included in Part II of this report:

Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s 2008 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

Pages in 2008
Annual Report
To Shareholders
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	5-6
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	7
Consolidated Balance Sheets as of December 31, 2008 and 2007	8
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	9
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	10
Notes to Consolidated Financial Statements	11 - 33

(a)	2.	Financial Statement Schedules

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

		Exhibit 11 — Statement regarding computation of earnings per share - is set forth in the Corporation’s 2008 Annual Report to Shareholders page 14, Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Per Share Amounts — and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 16 , 2009	By	/s/Lawrence A. Fantauzzi,

Date		President, Chief Executive
Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/K.Ray Mahan	Director and Chairman of the Board	March 16, 2009 Date

/s/Lawrence A. Fantauzzi	President, Chief Executive Officer and Director	March 16, 2009 Date

/s/James M. Gasior	Senior Vice President, Secretary and Director (Chief Financial Officer)	March 16, 2009 Date

/s/Jerry A. Carleton	Director	March 16, 2009 Date

/s/David C. Cole	Director	March 16, 2009 Date

/s/George E. Gessner	Director	March 16, 2009 Date

/s/James E. Hoffman III	Director	March 16, 2009 Date

/s/Neil J. Kaback	Director	March 16, 2009 Date

/s/Richard B. Thompson	Director	March 16, 2009 Date

/s/Timothy K. Woofter	Director	March 16, 2009 Date

INDEX TO EXHIBITS
     The following exhibits are filed or incorporated by reference as part of this report:
Item 15(b). Exhibits

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio	10-K	3.1	03/16/06

3.2	Code of Regulations, as amended

	For the Bancorp	10-K	3.2	03/16/06
	For Cortland Savings and Banking	10-K	3.2	03/15/07
4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	10.2	03/16/06

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	3/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002, and September 29, 2005	10-K	10.13	03/16/06

*10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005	10-K	10.14	03/16/06

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005	10-K	10.15	03/16/06

*10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002	10-K	10.16	03/16/06

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.17	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.17	12/12/08

*10.18	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.19	12/12/08

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.22	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.23	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.23	12/12/08

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.24	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.24	12/12/08

*10.25	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.25	12/12/08

*10.26	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.26	12/12/08

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.28	Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.28	12/12/08

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.30	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.30	12/12/08

Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.31	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Timothy Carney, Lawrence A. Fantauzzi, James M. Gasior, and Stephen A. Telego, Sr.	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene Lenio, Craig M. Phythyon, Barbara Sandrock, and Danny L. White	8-K	10.32	12/12/08

13	Annual Report to security holders				✓

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel — Consent of independent registered public Accounting firms				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

*	Management contract or compensatory plan or arrangement
Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to James Gasior, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.