Form 10-Q
period 2009-03-31
CORTLAND BANCORP INC
filed 2009-05-15
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from  _____  to  _____
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING

Common Stock, No Par Value	at May 6, 2009 4,525,556 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
Cash and due from banks	$6,358	$8,394
Interest bearing deposits	46,291	18,449

Total cash and cash equivalents	52,649	26,843
Investment securities available for sale (Note 3)	110,097	121,348
Investment securities held to maturity (estimated fair value of $63,688 at March 31, 2009 and $71,210 at December 31, 2008) (Note 3)	62,778	70,406
Total loans (Note 4)	236,411	246,017
Less allowance for loan losses (Note 4)	(2,585)	(2,470)

Net loans	233,826	243,547

Premises and equipment	7,505	7,571
Bank owned life insurance	12,862	12,748
Other assets	13,683	10,902

Total assets	$493,400	$493,365

LIABILITIES
Noninterest-bearing deposits	$56,717	$58,635
Interest-bearing deposits	325,354	321,318

Total deposits	382,071	379,953

Federal Home Loan Bank advances	62,500	62,500
Other short term borrowings	6,112	5,648
Subordinated debt	5,155	5,155
Other liabilities	4,227	4,081

Total liabilities	460,065	457,337

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,728,267 in 2009 and 2008	23,641	23,641
Additional paid-in capital	20,850	21,078
Retained earnings	5,083	6,480
Accumulated other comprehensive loss	(12,646)	(11,078)
Treasury stock at cost, 202,630 at March 31, 2009 and 230,800 at December 31, 2008	(3,593)	(4,093)

Total shareholders’ equity	33,335	36,028

Total liabilities and shareholders’ equity	$493,400	$493,365

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2009		2008
INTEREST INCOME
Interest and fees on loans		$3,851	$3,905
Interest and dividends on investment securities:
Taxable interest income		1,029	1,546
Nontaxable interest income		349	389
Dividends		40	44
Interest on mortgage-backed securities		1,192	1,103
Other interest income		20	79

Total interest income		6,481	7,066

INTEREST EXPENSE
Deposits		1,835	2,477
Borrowed funds		703	833
Subordinated debt		43	79

Total interest expense		2,581	3,389

Net interest income		3,900	3,677
Provision for loan losses		151	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES		3,749	3,602

OTHER INCOME
Fees for other customer services		537	554
Investment securities gains — net		87	73
IMPAIRMENT LOSSES ON INVESTMENT SECURITIES:
Impairment losses on investment securities		(10,312)
Non credit-related losses on securities not expected to be sold recognized in other comprehensive income before tax		6,584

Net impairment losses on investment securities		(3,728)	—
Gain on sale of loans — net		71	10
Other real estate (losses) gains — net		(14)	51
Earnings on bank owned life insurance		135	134
Other non-interest income		84	49

Total other income		(2,828)	871

OTHER EXPENSES
Salaries and employee benefits		1,838	1,787
Net occupancy and equipment expense		492	480
State and local taxes		105	139
FDIC expense		80	11
Bank exam and audit expense		108	115
Office supplies		99	94
Other operating expenses		558	531

Total other expenses		3,280	3,157

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES		(2,359)	1,316

Federal income tax expense (benefit)		(962)	282

NET INCOME (LOSS)		$(1,397)	$1,034

BASIC EARNINGS PER COMMON SHARE (NOTE 6)		$(0.31)	$0.23

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)		$(0.31)	$0.23

CASH DIVIDENDS DECLARED PER SHARE	$		$0.21

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

THREE MONTHS ENDED MARCH 31, 2008

BALANCE AT JANUARY 1, 2008	$23,200	$20,976	$9,386	$(94)	$(4,644)	$48,824

Cumulative effect of adjustment from adoption of of Emerging Issues Task Force issue 06-04			(539)			(539)

Balance after cummulative effect of adjustment	23,200	20,976	8,847	(94)	(4,644)	48,285

Comprehensive loss:
Net income			1,034			1,034
Other comprehensive loss, net of tax:
Unrealized losses on available- for-sale securities, net of reclassification adjustment				(1,591)		(1,591)

Total comprehensive loss						(557)

Common stock transactions:
Treasury shares reissued		(64)			300	236
Treasury shares purchased					(148)	(148)
Cash dividends declared			(967)			(967)

BALANCE AT MARCH 31, 2008	$23,200	$20,912	$8,914	$(1,685)	$(4,492)	$46,849

THREE MONTHS ENDED MARCH 31, 2009

BALANCE AT JANUARY 1, 2009	$23,641	$21,078	$6,480	$(11,078)	$(4,093)	$36,028

Comprehensive loss:
Net loss			(1,397)			(1,397)
Other comprehensive loss, net of tax:
Unrealized losses on available for-sale securities, net of reclassification adjustment				(2,435)		(2,435)
Other comprenhensive income (loss), related to securities for which other than temporary impairment has been recognized in earnings, net of tax				867		867

Total comprehensive loss						(2,965)

Common stock transactions:
Treasury shares reissued		(228)			500	272

BALANCE AT MARCH 31, 2009	$23,641	$20,850	$5,083	$(12,646)	$(3,593)	$33,335

	MARCH 31,
	2009	2008

DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES:

Net unrealized holding losses on available-for-sale securities arising during the period, net of tax	$(3,971)	$(1,543)
Less: Reclassification adjustment for net gains realized in net income, net of tax	(2,403)	48

Net unrealized losses on available- for-sale securities, net of tax	$(1,568)	$(1,591)

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2009		2008
NET CASH FLOWS FROM OPERATING ACTIVITIES		$798		$777

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale		(137)		(6,912)
Purchases of securities held to maturity				(20,857)
Proceeds from call, maturity and principal payments on securities		12,989		38,569
Net decrease ( increase) in loans made to customers		9,402		(3,282)
Proceeds from disposition of other real estate				190
Purchases of premises and equipment		(100)		(484)

Net cash flows from investing activities		22,154		7,224

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts		2,118		(5,485)
Proceeds from Federal Home Loan Bank advances				4,000
Pay down of Federal Home Loan Bank borrowings
Net increase (decrease) in short term borrowings		464		(1,453)
Dividends paid				(967)
Purchases of treasury stock				(148)
Treasury shares reissued		272		236

Net cash flows from financing activities		2,854		(3,817)

NET CHANGE IN CASH AND CASH EQUIVALENTS		25,806		4,184

CASH AND CASH EQUIVALENTS
Beginning of period		26,843		9,441

End of period		$52,649		$13,625

SUPPLEMENTAL DISCLOSURES
Interest paid		$2,626		$3,426
Income taxes paid	$		$
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2008, included in our Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2.) Reclassifications:
Certain items contained in the 2008 financial statements have been reclassified to conform to the presentation for 2009. Such reclassifications had no effect on the net results of operations.
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
Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, or called using the specific identification method. The table below sets forth the proceeds and gains or losses realized on securities sold or called for the period ended:

	Three Months
	March 31,
	2009	2008

Proceeds on securities sold	None	None
Gross realized gains	None	None
Gross realized losses	None	None

Proceeds on securities called	$7,804	$25,411
Gross realized gains	87	73
Gross realized losses	None	None
Securities available for sale, carried at fair value, totaled $110,097 at March 31, 2009 and $121,348 at December 31, 2008 representing 63.69% and 63.28%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
Investment securities with a carrying value of approximately $107,059 at March 31, 2009 and $104,162 at December 31, 2008 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and estimated fair value of debt securities at March 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	AMORTIZED	ESTIMATED
	COST	FAIR VALUE

Investment securities available for sale

Due in one year or less	$1,000	$1,003
Due after one year through five years	4,141	4,261
Due after five years through ten years	2,387	2,506
Due after ten years	42,188	19,994

	49,716	27,764
Mortgage-backed securities	75,792	78,584

Total	$125,508	$106,348

	AMORTIZED	ESTIMATED
	COST	FAIR VALUE

Investment securities held to maturity

Due in one year or less	$18,358	$18,444
Due after one year through five years	2,838	2,928
Due after five years through ten years	8,828	8,974
Due after ten years	18,880	19,601

	48,904	49,947
Mortgage-backed securities	13,874	13,741

Total	$62,778	$63,688

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of March 31, 2009, are as follows:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

Investment securities available for sale

U.S. Government agencies and corporations	$10,336	$563	$	$10,899
Obligations of states and political subdivisions	7,283	313	45	7,551
Mortgage-backed and related securities	75,792	2,853	61	78,584
Trust preferred pools/collateralized debt obligations	30,995		22,783	8,212
Corporate securities	1,102			1,102

Total debt securities	125,508	3,729	22,889	106,348
Other securities	3,749			3,749

Total available for sale	$129,257	$3,729	$22,889	$110,097

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

Investment securities held to maturity

U.S. Treasury Securities	$133	$18	$	$151
U.S. Government agencies and corporations	27,413	358		27,771
Obligations of states and political subdivisions	21,358	713	46	22,025
Mortgage-backed and related securities	13,874	346	479	13,741

Total held to maturity	$62,778	$1,435	$525	$63,688

The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2008:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

Investment securities available for sale

U.S. Government agencies and corporations	$11,314	$561	$	$11,875
Obligations of states and political subdivisions	7,293	289	84	7,498
Mortgage-backed and related securities	80,073	2,067	162	81,978
Trust preferred pools/collateralized debt obligations	34,600	6	19,460	15,146
Corporate securities	1,102			1,102

Total debt securities	134,382	2,923	19,706	117,599
Other securities	3,749			3,749

Total available for sale	$138,131	$2,923	$19,706	$121,348

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

Investment securities held to maturity

U.S. Treasury Securities	$134	$18	$	$152
U.S. Government agencies and corporations	32,894	407	50	33,251
Obligations of states and political subdivisions	22,626	726	49	23,303
Mortgage-backed and related securities	14,752	265	513	14,504

Total held to maturity	$70,406	$1,416	$612	$71,210

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at March 31, 2009:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$2,109	$64	$841	$27	$2,950	$91
Mortgage-backed and related securities	431	13	3,987	527	4,418	540
Trust preferred pools/collateralized debt obligations	898	350	7,314	22,433	8,212	22,783

Total	$3,438	$427	$12,142	$22,987	$15,580	$23,414

The above table represents 79 investment securities where the current value is less than the related amortized cost.
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2008:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations.	$3,947	$50	$	$	$3,947	$50
Obligations of states and political subdivisions	2,906	105	370	28	3,276	133
Mortgage-backed and related securities	7,046	526	12,098	149	19,144	675
Trust preferred pools/collateralized debt obligations	2,737	1,944	12,199	17,516	14,936	19,460

Total	$16,636	$2,625	$24,667	$17,693	$41,303	$20,318

The above table represents 135 investment securities where the current value is less than the related amortized cost.
The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter 2009 according to FSP FAS 115-2 and FAS 124-2 issued by the FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI). The credit-related OTTI recognized in earnings during the first quarter 2009 related to securities newly deemed other than temporarily impaired. The credit-related OTTI recognized during the first quarter 2009 was $3.7 million and was solely related to available-for-sale securities newly having a book value of $11.5 million. Noncredit-related OTTI on these securities, which are not expected to be sold, was $6.6 million and was recognized in OCI during the first quarter 2009.
The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations, of states and political subdivisions, and mortgage-backed and related securities were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads and not credit quality, and because the Company does not intend to sell those investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current-period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at March 31, 2009.
The unrealized loss on investments in corporate securities relates to Collateralized Debt Obligations, (CDO’S), representing pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The net unrealized loss on these securities at March 31, 2009 was $22,783 as compared to a $19,454 loss at December 31, 2008. At March 31, 2009, the Company recognized $3,728 of other-than-temporary losses attributable to six CDO’s with a cost basis of $11,539. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted from the previous quarter.
During September 2008, the U.S. government placed mortgage finance companies Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), under conservatorship, giving management control to their regulator, the Federal Housing Finance Agency, or FHFA, and providing both companies with access to credit from the U.S. Treasury. Debt obligations now provide an explicit guarantee of the full faith and credit of the United States government to existing and future debt holders of Fannie Mae and Freddie Mac limited to the period under which they are under conservatorship.
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

	CONTRACT OR
	NOTIONAL AMOUNT
	March 31,	December 31,
	2009	2008

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$1,809	$1,301
Variable	33,176	35,699
Standby letters of credit	873	850
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Generally these financial arrangements have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company’s subsidiary bank to guarantee the performance of a customer to a third party. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.
The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at March 31, 2009 totaled $11,625 and $11,536 at December 31, 2008. The total average daily balance of overdrafts used in 2009 was $130 and $161 in 2008, or approximately 1.1% of the total aggregate overdraft protection available to depositors at March 31, 2009 and 1.4% at December 31, 2008.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2009	2008

1-4 family residential mortgages	28.0%	28.1%
Commercial mortgages	55.4%	52.3%
Consumer loans	3.4%	3.3%
Commercial loans	7.8%	11.3%
Home equity loans	5.4%	5.0%
There are $418 in mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2009, and $236 at December 31, 2008. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Loans accounted for on a non-accrual basis	$693	$858

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	412	432

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the three months ended March 31, 2009 and 2008.

	March 31,	March 31,
	2009	2008
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$23	$52
Interest income actually included in income on the loans	9	5
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
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Impaired loans are generally included in non-accrual loans. Management does not individually evaluate certain smaller balance loans for impairment as such loans are evaluated on an aggregate basis. These loans include 1 — 4 family, consumer and home equity loans. Impaired loans were evaluated using the fair value of collateral as the measurement method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Impaired loans were as follows:

	March 31,	December 31,
	2009	2008

Balance of impaired loans with no allocated allowance	$937	$483
Balance of impaired loans with an allocated allowance	636	441

Total recorded investment in impaired loans	$1,573	$924

Amount of the allowance allocated to impaired loans	$341	$262

Average balance of impaired loans	$1,064	$1,489

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. Interest income recognized on these loans subsequent to their classification as impaired was $7 for the three months ended March 31, 2009 and $37 for the twelve months ended December 31, 2008.
Loans in the amount of $25,532 as of March 31, 2009, and $27,499 as of December 31, 2008 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an analysis of the allowance for loan losses for the periods ended March 31, 2009 and March 31, 2008:

	THREE MONTHS
	2009	2008

Balance at beginning of period	$2,470	$1,621
Loan charge-offs:
1 — 4 family residential mortgages	7	140
Commercial mortgages	—	31
Consumer loans and other loans	57	56
Commercial loans	2	1
Home equity loans	—	17

	66	245

Recoveries on previous loan losses
1 — 4 family residential mortgages	—	—
Commercial mortgages	1	1
Consumer loans and other loans	29	34
Commercial loans	—	—
Home equity loans	—	—

	30	35
Net charge-offs	(36)	(210)
Provision charged to operations	151	75

Balance at end of period	$2,585	$1,486

Ratio of annualized net charge-offs to average loans outstanding	0.06%	0.38%

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

	Three Months Ended
	March 31,
	2009	2008

Net Income (loss)	$(1,397)	$1,034
Weighted average common shares outstanding*	4,525,326	4,489,630

Basic earnings per share*	$(0.31)	$0.23
Diluted earnings per share*	$(0.31)	$0.23
Dividends declared per share*	$0.00	$0.21

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the two 1% stock dividends in 2009.
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
The repurchase program terminated on February 28, 2009. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Under the program the Company repurchased 205,986 shares in 2007, 51,817 shares in 2008 and none in 2009. The Company reissued 28,170 shares to existing shareholders through its dividend reinvestment program during 2009, net of repurchased fractional shares.

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
9.) Fair Value Measurements (SFAS No. 157)
Effective January 1, 2008, the Company adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which the Company elected to early adopt this FSP and the results have been applied on the financial statements and disclosures herein, without a material impact on the consolidated financial statements. FSP 157-4 provides guidance for determining fair value if there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In that circumstance, transactions or quoted prices may not be determinative of fair value. Significant adjustments may be necessary to quoted prices or alternative valuation techniques may be required in order to determine the fair value of the asset or liability under current market conditions. The adoption of FSP 157-4 resulted in the use of valuation techniques other than quoted prices for the valuation of the Company’s collateralized debt obligations.
FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:
Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.
Level 2: Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but which trade less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.
Level 3: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where inputs into the determination of fair value require significant management judgment or estimation.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following tables presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements at 3/31/09 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	03/31/09	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$106,348	None	$97,034	$9,314

Fair Value Measurements at 12/31/08 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	12/31/08	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$117,599	None	$101,351	$16,248
The following table presents the changes in the Level 3 fair-value category for the three months ended March 31, 2009. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Net unrealized
losses
		Net realized/					Included in net
		Unrealized gains/					income for the
		(losses) included in		Transfers	Purchases		period relating
			Other	in and/or	issuances		to assets held at
	January 1,	Noninterest	Comprehensive	out of	and	March 31,	March 31,
	2009	Income	Income	Level 3	settlements	2009	2009

Assets
Securities Available for sale	$16,248	$(3,728)	$(3,206)	$	$	$9,314	$(3,728)
On September 30, 2008, the Company changed its valuation technique for pooled trust preferred holdings available-for-sale. Previously, the Company relied on prices compiled by third party vendors using observable market data (Level 2) to determine the values of these securities. However, SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions at September 30, 2008, the Company concluded that the fair values obtained from third party vendors reflected forced liquidation or distressed sales for these trust preferred securities. Therefore, the Company estimated fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. The change in the valuation technique for these trust preferred securities resulted in a transfer of these securities into Level 3 financial assets.
The Company conducts other-than-temporary impairment analysis on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income. In determining whether an impairment is other than temporary, the Company considers a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Company’s intent and ability to retain the security for a period of time sufficient to allow for a recovery in market value or maturity. Among the factors that are considered in determining the Company’s intent and ability is a review of its capital adequacy, interest rate risk position and liquidity.
The Company also considers the issuer’s financial condition, capital strength and near-term prospects. In addition, for debt securities the Company considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), current ability to make future payments in a timely manner and the issuer’s ability to service debt. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and the Company’s intent and ability to retain the security require considerable judgment.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Certain of the corporate debt securities are accounted for under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets.” For investments within the scope of EITF 99-20 at acquisition, the Company evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information.
The Company owns 32 collateralized debt obligation securities (CDO) totaling $35,110 (par value) that are backed by trust preferred securities issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. During the second half of 2008 and the first quarter of 2009, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include but are not limited to: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, regulatory actions. As a result of changes in these and various other factors during the first quarter 2009, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple CDO securities, including securities held by the Company. Thirty-one of the CDO securities held by the Company are now considered to be below investment grade, with one security still rated investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and 2009 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of these securities within the scope of EITF 99-20. The Company determined that for 26 of these securities, it does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis. It was determined that there was no adverse change in the cash flows for these 26 securities. The Company does not consider the investment in these assets to be other-than-temporarily impaired at March 31, 2009. However, there is a risk that subsequent evaluations could result in recognition of other-than-temporary impairment charges in the future. Upon completion of the March 31, 2009 analysis, our model indicated other-than-temporary impairment on the remaining six securities, all of which experienced additional defaults or deferrals during the period. These six securities had other-than-temporary impairment losses of $10.3 million, of which $3.7 million was recorded as expense and $6.6 million was recorded in other comprehensive income. These six securities remained classified as available for sale at March 31, 2009, and together, the 32 securities subjected to EITF 99-20 accounted for $22.8 million of the unrealized loss in the trust preferred pools/collateralized debt obligations category at March 31, 2009.
The following table details the six debt securities with other-than-temporary impairment, their credit ratings at March 31, 2009 and the related losses recognized in earnings:

Alesco Preferred
	PreTSL II		PreTSL		Funding VIII	Tropic CDO V
	Mezzanine	PreTSL	XVI D	PreTSL	Class E Notes 1	Class B-1L
	Moody’s	VIII B-3	Fitch	XVI D	Moody’s	Moody’s
	Rated Ca	Rated Ca	Rated C	Rated C	Rated Ca	Rated Ca	Total
Amount of Other-Than Temporary Impairment Related to credit loss at January 1, 2009	$—	$—	$—	$—	$—	$—	$—

Addition	53	88	37	72	293	3,185	3,728

Amount of Other-Than- Temporary Impairment Related to credit loss at March 31, 2009	$53	$88	$37	$72	$293	$3,185	$3,728

The market for these securities at March 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. Thus market value for these securities remains very depressed relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November and remain near those levels today.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2009;
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and maximizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	The CDOs will be classified within Level 3 of the fair value hierarchy because the Company determined that significant adjustments are required to determine fair value at the measurement date.
The CDO valuations were derived by an independent third party valuation service. Our approach to determining fair value involved these steps:
1.	The credit quality of the collateral is estimated using average probability of default values for each issuer (adjusted for rating levels).

2.	The default probabilities also considered the potential for correlation among issuers within the same industry (e.g. banks with other banks).

3.	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.

4.	The expected cash flows were discounted to calculate the present value of the security.

5.
The effective discount rates on an overall basis generally range from 3.91% to 24.72% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets Measured on a Nonrecurring Basis:
Impaired Loans	$	$1,232	$	$1,232
Other Real Estate Owned		1,145		1,145

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets Measured on a Nonrecurring Basis:
Impaired Loans	$	$179	$	$179

Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At March 31, 2009, the recorded investment in impaired loans was $1,573, with a related reserve of $341 resulting in a net balance of $1,232. At December 31, 2008 the recorded investment in impaired loans was $441 with a related reserve of $262 resulting in a net balance of $179.
Other Real Estate Owned (OREO): Real Estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at the lower of cost or fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs relating to holding and maintaining the property are charged to expense. At March 31, 2009 the recorded investment in OREO was $1,169 with a valuation allowance of $24 resulting in a net balance of $1,145. At December 31, 2008 the recorded investment in OREO was $819 with a valuation allowance of $10 resulting in a net balance of $809.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	MARCH 31, 2009			DECEMBER 31, 2008,			MARCH 31, 2008
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other earning assets	$30,277	$20	0.3%	$11,462	$200	1.8%	$10,450	$79	3.0%
Investment securities (1) (2)	203,413	2,772	5.5%	223,077	12,583	5.6%	227,843	3,259	5.7%
Loans (2) (3)	242,669	3,876	6.4%	228,440	15,557	6.8%	223,731	3,925	7.0%

Total interest-earning assets	476,359	$6,668	5.6%	462,979	$28,340	6.1%	462,024	$7,263	6.3%

Cash and due from banks	6,623			6,791			7,703
Bank premises and equipment	7,564			7,055			6,400
Other assets	3,250			11,546			14,806

Total non-interest-earning assets	17,437			25,392			28,909

Total Assets	$493,796			$488,371			$490,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$62,228	$162	1.1%	$49,653	$706	1.4%	$44,342	$180	1.6%
Savings	82,037	185	0.9%	77,401	851	1.1%	74,765	196	1.1%
Time	178,551	1,488	3.4%	178,372	7,259	4.1%	183,281	2,101	4.6%

Total interest-bearing deposits	322,816	1,835	2.3%	305,426	8,816	2.9%	302,388	2,477	3.3%
Federal funds purchased				154	7	4.5%	620	7	4.4%
Other borrowings	68,286	703	4.2%	70,807	3,110	4.4%	71,773	826	4.6%
Subordinated Debt	5,155	43	3.3%	5,155	244	4.7%	5,155	79	6.1%

Total interest-bearing liabilities	396,257	$2,581	2.6%	381,542	$12,177	3.2%	379,936	$3,389	3.6%

Demand deposits	57,714			56,496			55,730
Other liabilities	3,782			5,214			6,336
Shareholders’ equity	36,043			45,119			48,931

Total liabilities and Shareholders’ equity	$493,796			$488,371			$490,933

Net interest income		$4,087			$16,163			$3,874

Net interest rate spread (4)			3.0%			2.9%			2.7%

Net interest margin (5)			3.4%			3.5%			3.3%

Ratio of interest-earning assets to interest-bearing liabilities			1.20			1.21			1.22

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $25 and $162 for March 31, 2009, $76 and $705 for December 31, 2008, and $20 and $177 for March 31, 2008

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2009	2008	2008	2008	2008
SUMMARY OF OPERATIONS
Total interest income	$6,481	$6,800	$6,849	$6,844	$7,066
Total interest expense	(2,581)	(2,816)	(2,921)	(3,051)	(3,389)

NET INTEREST INCOME (NII)	3,900	3,984	3,928	3,793	3,677
Provision for loan losses	(151)	(1,290)	(105)	(315)	(75)

NII after loss provision	3,749	2,694	3,823	3,478	3,602
Security gains (losses) including impairment losses	(3,641)	(1,228)	34	9	73
Gain on sale of loans	71	5	4	11	10
Total other income (excluding security and loan gains)	742	665	760	728	788
Total other noninterest expense	(3,280)	(3,143)	(3,258)	(3,257)	(3,157)

Income before tax	(2,359)	(1,007)	1,363	969	1,316
Net income	$(1,397)	$(564)	$1,078	$805	$1,034

Net income (Rolling 4 Quarters)	$(78)	$2,353	$4,033	$4,030	$4,282

PER COMMON SHARE DATA (2)
Net income, both basic and diluted	$(0.31)	$(0.13)	$0.24	$0.18	$0.23
Net income, both basic and diluted (Rolling 4 Quarters)	(0.02)	0.53	0.92	0.91	0.96
Cash dividends declared	—	0.22	0.21	0.22	0.21
Cash dividends declared (Rolling 4 Quarters)	0.65	0.86	0.88	0.87	0.87
Book value	7.37	8.01	9.90	9.39	10.44

BALANCE SHEET DATA
Assets	$493,400	$493,365	$488,608	$489,470	$488,559
Investments	172,875	191,754	213,430	215,336	225,464
Net loans	233,826	243,547	229,059	226,857	224,311
Deposits	382,071	379,953	360,754	363,068	359,303
Borrowings	68,612	68,148	74,316	68,829	72,960
Subordinated Debt (See Note 8 — Subordinated Debt)	5,155	5,155	5,155	5,155	5,155
Shareholders equity	33,335	36,028	44,344	42,036	46,849

AVERAGE BALANCES
Assets	$493,796	$488,707	$484,132	$489,754	$490,933
Investments	203,413	216,557	226,087	221,857	227,843
Net loans	240,136	232,925	226,667	225,728	222,233
Deposits	380,530	366,247	360,897	363,388	358,118
Borrowings	68,286	68,625	72,018	70,820	72,393
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	36,043	44,858	40,484	46,260	48,931

ASSET QUALITY RATIOS
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.86%	0.57%	1.03%	1.39%	1.57%
Underperforming assets (3) as a percentage of:
Total assets	0.46	0.43	0.61	0.55	0.59
Equity plus allowance for loan losses	6.26	5.45	6.51	6.23	5.93
Tier I capital	4.42	4.03	5.61	5.11	5.36

FINANCIAL RATIOS
Return on average equity	(15.50)%	(5.03)%	10.68%	6.96%	8.45%
Return on average equity (Rolling 4 Quarters)	(0.19)	5.22	8.74	8.33	8.60
Return on average assets	(1.13)	(0.46)	0.89	0.66	0.84
Return on average assets (Rolling 4 Quarters)	(0.02)	0.48	0.82	0.82	0.87
Effective tax rate	(40.80)	(44.00)	20.90	16.90	21.43
Net interest margin ratio	3.43	3.60	3.58	3.44	3.34

(1)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

(2)
Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period , adjusted retroactively for the stock dividends.

(3)	Underperforming assets include non accrual loans, OREO and restructured loans.

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
Certain Non GAAP Measures
Certain financial information has been determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, certain financial measures are based on core earnings rather than net income. Core earnings exclude income, expense, gains and losses that either is not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Such information may be useful to both investors and management, and can aid them in understanding the Company’s current performance trends and financial condition. Core earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non GAAP measure of core earnings is shown as part of management’s discussion and analysis of quarterly and year-to-date financial results of operations.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements Summary of Significant Accounting Policies” in the 2008 annual report on Form 10-K. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of these policies and related methodologies are more critical than others. There has been no material change in critical accounting estimates since those presented in the 2008 annual report on Form 10-K.
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
The classification and accounting for investment securities are discussed in detail in Note 3 of the consolidated Financial Statements presented elsewhere herein. Under SFAS No 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions, if any, with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities, if any, flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of shareholder’s equity (accumulated other comprehensive income or losses) and do not affect earnings until realized.
The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.
When the fair value of a security is less than its amortized cost for an extended period, we consider whether there is an other than temporary impairment in the value of the security. If, in management’s judgment, an other-than-temporary-impairment exists, the portion of the loss in value attributable to credit quality is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings and the cost basis of the security is written down by this amount.
We consider the following factors when determining an other-than-temporary-impairment for a security or investment:
•	The length of time and the extent to which the market value has been less than amortized cost;
•	The financial condition and near-term prospects of the issuer;
•	The underlying fundamentals of the relevant market and the outlook for such market for the near future;
•	Our intent to sell the debt security or whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and
•	When applicable for purchased beneficial interests, the estimated cash flows of the securities are assessed for adverse changes.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Quarterly, securities are evaluated for other-than-temporary-impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets and FSP No. FAS 115-2 and FAS 124-2. Recognition and Presentation of Other-Than-Temporary-Impairments. An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary-impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.
Investment securities are discussed in more detail in Note 3 and Note 9 to the Consolidated Financial Statements and in Management’s Discussion and Analysis on “Analysis of Assets and Liabilities” presented elsewhere.
Executive Summary
Cortland Bancorp (the “Company”) is a bank holding company headquartered in Cortland, Ohio, whose principle activity is to own, manage and supervise the Cortland Savings and Banking Company (“Cortland Banks” or the “Bank”).
Cortland Banks with total assets of $493.4 million at March 31, 2009, is a state charter bank engaged in commercial and retail banking services. The Bank offers a full range of financial services to our local communities with an ongoing strategic focus on commercial banking relationships.
The Bank’s results of operations depend primarily on net interest income, which in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income earned on interest bearing assets, and the interest paid on interest bearing liabilities. Net interest income is affected by the shape of the market yield curve, the re-pricing of interest earning assets and interest bearing liabilities and the pre-payment rate of mortgage related assets. Our results of operation may be affected significantly by general and local economic conditions, particularly those with respect to changes in market interest rates, credit quality, governmental policies and actions of regulatory authority.
Net loss for the first quarter of 2009 is ($l,397) compared to net income of $1,034 for the quarter ended March 31, 2008. Results for the first quarter of 2009 were impacted by an other-than-temporary-impairment loss of $3,728 attributable to six CDO’s with a cost basis of $11,539. The impairment charges were recognized after determining that the likely future cash flows of these securities had been adversely affected from the previous quarter.
Net interest margin in the first quarter of 2009 was 3.43% compared to 3.34% year-over-year. The margin increased in the first quarter of 2009 compared to the same quarter a year ago as the yields on earning assets. Trends in the mix of earning assets have resulted in a shift to a more asset sensitive balance sheet, or a balance in which assets re-price more quickly than funding costs.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Loan loss reserves were bolstered at year end to account for charge-offs against the allowance and to give recognition to the economy’s steep slide into a serious and likely long lasting recession, with expectations for deterioration on credit quality arising from faltering economic and financial conditions. During the three month period ended March 31, 2009, we recorded an additional provision expense of $151. Loans considered as potential problem loans increased from $14,805 at March 31, 2008 to $25,532 at March 31, 2009. Non accrual loans however, decreased from $2,028 at March 31, 2008 to $693 at March 31, 2009. As a percent of total loans, the allowance was 1.1% at March 31, 2009, compared to 1.0% at December 31, 2008 and 0.66% at March 31, 2008. Annualized net charge-offs were 0.06% of average loans in the first quarter of 2009 compared to 0.38% a year ago.
The Company early adopted FSP FAS 115-2 and FAS 124-2 issued by the FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (“OCI”). Refer to preferred Note 3, Investment Securities for a further discussion of securities impairment, and the following discussion of trust preferred CDO securities.
Trust Preferred CDO Securities. Between April 8, 2003 and March 17, 2008, the Company invested in multiple investment grade tranches of trust preferred CDO securities. The underlying collateral for the securities is pooled trust preferred securities issued by banks, insurance companies and real estate investment trusts geographically dispersed across the United States. The Company holds 32 such separate securities. These securities generally have a floating rate which adjusts to three-month Libor plus a specified margin every quarter. These securities can be called in whole by the issuer after five years or ten years, and had an expected initial life of 10 years and maximum life of 30 years.
At June 30, 2008, all of the trust preferred CDO securities were still investment grade rated were paying as agreed with no shortfall in principal or interest payments, and were determined not to involve other-than-temporary impairment (“OTTI”). During the second half of 2008 and the first quarter of 2009, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include but are not limited to: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, regulatory actions. As a result of changes in these and various other factors during the first quarter 2009, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple CDO securities, including securities held by the Company. Thirty-one of the CDO securities held by the Company are now considered to be below investment grade, with one security still rated investment grade. The deteriorating economic, credit, and financial conditions experienced in 2008 and 2009 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities.
The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter 2009 according to FSP FAS 115-2 and FAS 124-2 issued by the FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI). The credit-related OTTI recognized in earnings during the first quarter 2009 related to securities recently other than temporarily impaired. The credit-related OTTI recognized during the first quarter 2009 was $3.7 million and was solely related to available-for-sale securities newly deemed other than temporarily having a book value of $11.5 million. Noncredit-related OTTI on these securities, which are not expected to be sold, was $6.6 million and was recognized in OCI during the first quarter 2009.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
To determine the extent of impairment at March 31, 2009, we considered various factors and used a discounted cash flow analysis. Among the factors considered were: how much fair value has declined below cost; length of time the decline in fair value has existed; financial condition of the underlying issuers; reasons attributable for the decline in value; changes in credit ratings; projected payments on the securities; and changes in laws/regulations affecting the securities. Cash flow modeling was performed to determine if the present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased. The cash flows on 26 of the 32 trust preferred CDO securities were equivalent to the original cash flows projected when the security was purchased as there have been no principal or interest shortfalls on the 26 securities. In general, the cash flows were modeled under a base model scenario, which included assumptions for annual defaults, prepayments percentages and recovery percentages on the issuers on the underlying trust preferred securities. The cash flow analysis supports our assertion that there was no change in the present value of cash flows for 26 of the 32 securities. We also used a stress analysis on the securities to determine how much in additional deferrals/defaults must occur before the security will experience a change in cash flows. We determined that the decline in fair value below amortized cost is temporary for 26 of the 32 securities based on management’s assessment of the factors, projected full recoverability of the cash flows, results of stress analysis, and that the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis. We will continue to evaluate our trust preferred CDO securities portfolio for OTTI on a quarterly basis.
The valuation of our trust preferred CDO securities portfolio has decreased substantially as a result of the current credit crisis and lack of liquidity in the financial markets. Our review indicated that current market prices for these trust preferred CDO securities have been adversely affected by a significant reduction in liquidity, deterioration in the credit quality of underlying issuers of collateral, and the forecast that defaults on various securities will increase in the declining economy. There are limited trades in these securities and we believe the majority of investors in such instruments have decided not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions. Sales occur so infrequently that there are no regular bid and ask prices. We were informed that recent trades are essentially from distressed sales where the seller must liquidate their position and accept what is offered. As a result of these factors, the current fair value of our trust preferred CDO securities is substantially less than what we believe is indicated by the performance of the collateral underlying the securities and calculations of expected cash flows.
At March 31, 2009, the Company reviewed a variety of alternative pricing information including pricing provided by independent investment banking/brokerage and financial consulting sources. At March 31, 2009, the Company valued the trust preferred CDO securities using values provided by an independent investment banking/brokerage firm. The estimates of fair value are predominately based on a review of the securities and any recent sales activity of the same or similar securities, and are considered to be representative of the price at which the security could be sold in the current inactive and illiquid market. The general methodology includes the following:
The CDO valuations were derived by an independent third party valuation service. Their approach to determining fair value involved these steps:
1.	The credit quality of the collateral is estimated using average probability of default values for each issuer (adjusted for rating levels)

2.	The default probabilities also considered the potential for correlation among issuers within the same industry (e.g. banks with other banks).

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
3.	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.

4.	The expected cash flows were discounted to calculate the present value of the security.

5.
The effective discount rates on an overall basis generally range from 3.55% to 43.98% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

Based on its analysis, the Company currently believes that a weighted average value of approximately $0.26 per $1.00 of par value is representative of the fair value of the entire trust preferred CDO securities portfolio, as of March 31, 2009. In comparison, as of December 31, 2008, management reported a weighted average value of approximately $0.43 per $1.00 of par value as representative of the fair value of the entire trust preferred securities portfolio.
Based upon the results of our impairment testing and determination of fair value, as of March 31, 2009, our trust preferred CDO securities had a fair value of $8.4 million and a par value of $35.1 million at March 31, 2009. At March 31, 2009, the Company had six securities on which the analysis indicated other-than-temporary impairment. These six securities had impairment losses of $10.3 million, of which $3.7 million was recorded as expense and $6.6 million was recorded in other comprehensive loss. We anticipate that, based on expected cash flows of these securities, we will recover some of the impaired amount in the future. As discussed above, the fair value of the remaining 26 trust preferred CDO securities also reflect a significant discount to cost. However, based on Management’s analysis, these securities were not considered to have OTTI at March 31, 2009. In the event that any of these 26 trust preferred CDO securities are determined to be OTTI in the future, OTTI charges will need to be recorded against earnings. These 26 trust preferred CDO securities had a weighted average fair value estimated by us to be $7.0 million, or approximately $0.30 for every $1.00 of par value, as of March 31, 2009.
During the remainder of 2009, maintaining the Company’s well-capitalized position will be a primary focus. On March 2, 2009, the company announced the board’s decision to curtail the regular quarterly cash dividend and to declare a quarterly stock dividend of 1% payable on April 1, 2009. Until the economy and the financial industry emerge from this challenging environment, the Company’s board of directors deems it only prudent to conserve capital.

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
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements.
Principal sources of liquidity for the Company include assets considered relatively liquid, such as interest-bearing deposits in other banks, such as the Federal Reserve Bank, federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, investment securities and mortgage-backed securities.
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
Cash and cash equivalents increased by $39,024 from March 31, 2008 and increased by $25,806 from levels measured at year-end. The changes are mainly attributable to the deposit balance at the Federal Reserve Bank which increased by $45,526 from March 31, 2008 and $27,739 from year-end, as the Company has elected to maintain increased cash reserves at the current time. Operating activities provided cash of $798 and $777 during the three months ended March 31, 2009 and 2008, respectively. Key differences stem mainly from: 1) a decrease in net income of $2,431 compared to March 31, 2008; 2) loans held for sale increased by $182 at March 31, 2009 as compared to an increase of $41 at March 31, 2008; 3) gains on the call of investments were $87 at March 31, 2009 compared to $73 at March 31, 2008; 4) amortization on securities were $11 in 2009 compared to $22 in 2008; 5) provisions for loan loss were $151 at March 31, 2009 compared to $75 at March 31, 2008; 6) other real estate losses of $14 were recorded at March 31, 2009 compared to a $51 gain at March 31, 2008, and 7) deferred tax benefit at March 31, 2009 increased by $1,335 from March 31, 2008. The deferred tax benefit at March 31, 2009 was due mainly to the tax benefit of the other-than-temporary-impairment charge of $3,728. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for March 31, 2009 and 2008.
The following table details the cash flows from operating activities:

	Three Months Ended
	March 31,
	2009	2008

Net Income (loss)	$(1,397)	$1,034
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	177	174
Provision for loan loss	151	75
Investment securities losses (gains), net	(87)	(73)
Impairment losses	3,728
Other real estate (gains) losses, net	14	(51)
Impact of loans held for sale	(182)	(41)
Changes in other assets and liabilities	(1,606)	(341)

Net cash flows from operating activities	$798	$777

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Capital Resources
The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured (11.72%) for the three months ended March 31, 2009 and (3.84%) for the three months ended March 31, 2008. Overall capital (a figure which reflects the cumulative adjustment to retained earnings, earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of 29.9%, primarily due to unrealized losses on available for sale investment securities. Capital remains within regulatory requirements for “well capitalized” financial institutions.
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
Risk-based standards also classify capital into two tiers, referred to as Tier 1 and Tier 2. The Company’s Tier 1 capital consists of common shareholders’ equity (excluding any gain or loss on available for sale debt securities) plus subordinated notes payable to the unconsolidated trust that issued trust preferred securities net of the bank holding Company’s investment in the trust less intangible assets and the net unrealized loss on equity securities with readily determinable fair values. Tier 2 capital includes the allowance for loan and lease losses and the allowance for credit losses on off balance sheet credit exposures reduced for certain regulatory limitations.
In April 2009, the FFIEC issued additional instructions for reporting of direct credit substitutions that have been downgraded below investment grade. Included in the definition of a direct credit substitute are mezzanine and subordinated tranches of collateralized debt obligations and non agency Collateralized Mortgage Obligations. Adopting these instructions for the March 31, 2009 quarter results in an increase in total risk weighted assets with an attendant decrease in the risk-based capital and Tier 1 risk based capital ratios.
Risk based capital standards require a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines. Capital ratios remained within in regulatory minimums for “well capitalized” financial institutions.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008

Tier 1 Capital	$50,929	$52,045
Tier 2 Capital	2,669	2,476

TOTAL QUALIFYING CAPITAL	$53,598	$54,521

Risk Adjusted
Total Assets (*)	$466,085	$317,861

Tier 1 Risk-Based Capital Ratio	10.93%	16.37%

Total Risk-Based Capital Ratio	11.50%	17.15%

Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	10.08%	10.58%

(*)	Includes off-balance sheet exposures.
Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $505,375 for the three months ended March 31, 2009 and $492,033 for the year ended December 31, 2008.
In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of March 31, 2009 and December 31, 2008. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	March 31,	December 31,	Well	Adequately
	2009	2008	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	11.50%	17.15%	10.00%	8.00%

Tier 1 capital to risk-weighted assets	10.93%	16.37%	6.00%	4.00%

Tier 1 capital to average assets	10.08%	10.58%	5.00%	4.00%
On March 2, 2009, the Company announced that, at the February 24, 2009 meeting, the Company’s Board of Directors declared a quarterly stock dividend of 1% payable on April 1, 2009 to shareholders of record as of March 9, 2009. The regular quarterly cash dividend, which most recently had been paid at the rate of $0.22, per share had been curtailed for the first quarter of 2009 as a proactive precautionary measure to preserve capital in these extraordinary times, thus strengthening the long term viability of the Company.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
First Three Months of 2009 as Compared to First Three Months of 2008
Analysis of Net Interest Income

	INTEREST MARGIN YTD
	March 31, 2009			March 31, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other earning assets	$30,277	$20	0.3%	$10,450	$79	3.0%
Investment securities (1) (2)	203,413	2,772	5.5%	227,843	3,259	5.7%
Loans (2) (3)	242,669	3,876	6.4%	223,731	3,925	7.0%

Total interest-earning assets	$476,359	$6,668	5.6%	$462,024	$7,263	6.3%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$62,228	$162	1.1%	$44,342	$180	1.6%
Savings	82,037	185	0.9%	74,765	196	1.1%
Time	178,551	1,488	3.4%	183,281	2,101	4.6%

Total interest-bearing deposits	322,816	1,835	2.3%	302,388	2,477	3.3%
Federal funds purchased				620	7	4.4%
Other borrowings	68,286	703	4.2%	71,773	826	4.6%
Subordinated debt	5,155	43	3.3%	5,155	79	6.1%

Total interest-bearing liabilities	$396,257	$2,581	2.6%	$379,936	$3,389	3.6%

Net interest income		$4,087			$3,874

Net interest rate spread (4)			3.0%			2.7%

Net interest margin (5)			3.4%			3.3%

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $25 and $162 for March 2009 and $20 and $177 for March 2008.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. During the recent reporting period the net interest margin ratio registered 3.43% at March 31, 2009 and 3.34% at March 31, 2008.
The decrease in interest income, on a fully taxable equivalent basis, of $595 was the product of a 3.1% year-over-year increase in average earning assets and a 65 basis point decrease in interest rates earned. The decrease in interest expense of $808 was a product of a 94 basis point decrease in rates paid offset slightly by a 4.3% increase in interest-bearing liabilities. The net result was a 5.5% increase in net interest income on a fully taxable equivalent basis and a 9 basis point increase in the Company’s net interest margin ratio

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Interest and dividend income on securities registered a decrease of $472 or 15.3%, during the three months ended March 31, 2009 when compared to 2008. On a fully taxable equivalent basis, income on investment securities decreased by $487 or 14.9%. The average invested balances in securities decreased by $24,430 or 10.7% from the levels of a year ago. The decrease in the average balance of investment securities resulted from a management decision to not reinvest all of the proceeds from called securities that were realized in 2008 and 2009. During the first three months ended March 31, 2009, $137 in investment securities were purchased while $12,989 of investment securities were called by the issuer or matured, and in the first quarter of 2008, $27,769 investment securities were purchased while $38,569 were called by the issuer or matured. There were no sales of investment securities in 2008 or 2009. The decrease in the average balance of investment securities was accompanied by a 27 basis point decrease in the tax equivalent yield of the portfolio.
Interest and fees on loans decreased by $54, or 1.4%, while on a fully taxable equivalent basis, income on loans decreased by $49 or 1.2%, for the three months of 2009 compared to 2008. An $18,938 increase in the average balance of the loan portfolio, or 8.5%, was accompanied by a 58 basis point decrease in the portfolio’s tax equivalent yield. This increase in the average loan portfolio balance is a direct result of efforts to increase market share. The Company has benefited from new loan referrals from existing customers as well as from a customer testimonial advertising and marketing campaign which has generated interest in the Company’s line of products and services.
Other interest income decreased by $59 from the same period a year ago. The average balance of federal funds sold and other money market funds increased by $19,827, or 189.7%. The yield decreased by 278 basis points during the first three months of 2009 compared to 2008, as a result of Federal Reserve monetary policy.
Average interest-bearing demand deposits and money market accounts increased by $17,886 while savings increased by $7,272. The average rate paid on these products decreased by 30 basis points in the aggregate. The average balance of time deposit products decreased by $4,730 as the average rate paid decreased by 123 basis points, from 4.6% to 3.4%.
Compared to last year, average borrowings, subordinated debt and federal funds purchased decreased by $4,107, while the average rate paid on borrowings decreased by 60 basis points.
Net interest income after provision for loan losses was reduced by $151 of provisions booked in 2009 compared to $75 booked at March 31, 2008. The amount charged to operations as a provision to loan loss in the first three months of 2009, was made to account for charge-offs against the allowance, and to also account for management’s assessment of the increased credit risk in the commercial real estate and commercial loan portfolios and the current economic environment.
Analysis of Other Income, Other Expense and Federal Income Tax
Other income from all sources decreased by $3,699 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $61 from the same period a year ago due to an increase in loan sales activity. This increase in loan sales activity for the first quarter of 2009 as compared to 2008 is attributable to the significant decline in mortgage interest rates during the fourth quarter of 2008 and the first quarter of 2009. Gains on securities called and net gains on the sale of available for sale investment securities increased by $14 from year ago levels. 2009 gains were offset by a $3,728 other-than-temporary impairment loss attributable to Collateralized Debt Obligations (CDO’s), representing pools of trust preferred debt primarily issued by bank holding companies and insurance companies. (See Note 3-Investment Securities). With rates falling during the quarter, U.S. Government agencies and corporations elected to call an increasing number of issues. The Bank held several of these issues at a discount and thus recognized a gain when they were called. Fees for other customer services decreased by $17. Loss on the sale of Other Real Estate Owned (OREO) was $14 at March 31, 2009, a decrease of $65 from the gain of $51 recorded at March 31, 2008. This gain in 2008 was on the sale of one property that was held in OREO since 2007. Other sources of non-recurring non-interest income increased by $35 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Total other expenses in the first three months were $3,280 in 2009 compared to $3,157 in 2008, an increase of $123 or 3.9%. Full time equivalent employment averaged 162 during the first three months of 2009, a 1.9% increase compared to 159 at March 31, 2008. Salaries and benefits increased by $51 or 2.9%, from the similar period a year ago. This increase is a combination of regular staff benefit increases and the increase in full-time equivalent employment, mainly due to the opening of a new leased facility in May 2008.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
For the first three months of 2009, state and local taxes decreased by $34. Occupancy and equipment expense increased by $12 or 2.5%. Insurance premiums paid to the FDIC increased by $69. The increase is primarily due to the increase in the rates banks pay for deposit insurance. The FDIC implemented a special assessment of 20 basis points taking effect on April 1, 2009 that will apply to assessments for the second quarter of 2009 and thereafter. We anticipate a significant increase in our assessment expense in 2009. It is possible that certain legislation, if passed in the future, could reduce the special assessment to 10 basis points or lower. All other expense categories increased by 3.4%, or $25 as a group. This expense category is subject to fluctuation due to non-recurring items.
Loss before income tax benefit amounted to $(2,359) for the first three months of 2009 compared to income before income tax of $1,316 for the similar period of 2008. The effective tax rate for the first three months was (40.8)% in 2009 and 21.4% in 2008, resulting in income tax benefit of $962 and expense of $282, respectively. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	Three Months Ended
	March 31,
	2009	2008

Provision at statutory rate	$(802)	$447
Add (Deduct):
Tax effect of non-taxable income	(181)	(192)
Tax effect of non-deductible expense	21	27

Federal income tax (benefit) expense	$(962)	$282

Net loss for the first three months registered $(1,397) in 2009 compared to net income $1,034 in 2008, representing per share amounts of $(0.31) in 2009 and $0.23 in 2008. There were no cash dividends declared in 2009 and $0.21 in 2008.
Core earnings (earnings before other-than-temporary impairment charge, gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items) increased by $22, or 2.3%, in the first three months of 2009 compared to 2008. Core earnings for the first three months of 2009 were $968 compared to $946 for the same three month period in 2008. Core earnings per share were $0.21 in both 2009 and 2008. The following is reconciliation between core earnings and earnings as reported under generally accepted accounting principles in the United States (GAAP earnings):

	Three Months Ended
	March 31,
	2009	2008
GAAP Earnings	$(1,397)	$1,034
Investment security gains-net	(87)	(73)
Impairment losses on investment securities	3,728
Gain on sale of loans	(71)	(10)
(Gain) Loss on sale of other real estate	14	(51)
Tax effect of adjustments	(1,219)	46

Core Earnings	$968	$946

Core earnings per share	$0.21	$0.21

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Analysis of Assets and Liabilities
Our earning assets are comprised of investment securities, loans and loans held for sale, deposits at financial institutions, mainly the Federal Reserve Bank and Federal Funds. Earning assets were $455,577 at March 31, 2009, an increase of 0.1% from March 31, 2008, which was $455,061, and a decrease of 0.1% since December 31, 2008, which stood at $456,220.
Total cash and cash equivalents increased by $25,806 from year-end, and by $39,024 from the twelve month period ending March 31, 2008. This is due mainly to deposits held at the Federal Reserve Bank, which increased by $27,739 from year-end and increased by $45,526 from March 31, 2008. Bank management has elected to employ a higher level of deposits at the Federal Reserve Bank which are now interest bearing to achieve a higher level of short-term liquidity needed to support loan demand, and compensate for poorly functioning credit markets.
We classify investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have some securities in our held-to-maturity investment portfolio.
At March 31, 2009, the investment securities portfolio was $172,875 compared to $225,464 at March 31, 2008, a decrease of $52,589 or 23.3%. Investment securities decreased $18,879 compared to December 31, 2008, a decrease of 9.8%. This decrease is attributable to security calls and principle paydowns. Investment securities represented 37.9% of earning assets at March 31, 2009, compared to 49.5% at March 31, 2008, and 42.0% at December 31, 2008. The Bank’s management elected not to reinvest all of the proceeds from called securities that were realized during the three months ended March 31, 2009 and the end of 2008. The investment portfolio represented 45.2% of each deposit dollar, down from 62.8% a year ago and 50.5% at year end levels.
The investment securities available-for-sale portfolio had net unrealized losses of $19.2 million at March 31, 2009, an increase of $16.6 million compared to net unrealized losses of $2.6 million at March 31, 2008, and an increase of $2.4 million compared to net unrealized losses of $16.8 million at December 31, 2008. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 9 to the financial statements. A $3.8 million other-than-temporary-impairment was recorded during the first quarter of 2009 related to six pooled trust preferred securities.
The annualized yields on investments securities, on a taxable equivalent basis, were 5.45% for the three months ended March 31, 2009, compared to 5.72% for the three months ended March 31, 2008, and 5.67% for the three months ended December 31, 2008.
Loans net of the allowance for losses increased by $9,515 during the twelve month period from March 31, 2008 to March 31, 2009, and decreased by $9,721 from year-end. Gross loans as a percentage of earning assets stood at 52.0% as of March 31, 2009 and 49.6% at March 31, 2008. The loan to deposit ratio at the end of the first three months of 2009 was 61.9% as compared to 62.8% for the same period a year ago. The increase in loans from March 31, 2008 primarily resulted from efforts to increase market share. The Company benefited from new loan referrals from existing customers as well as from a customer testimonial advertising and marketing campaign which has generated interest in the Company’s line of products and services. The decrease from year end was due in part to a single 90 day term commercial loan for $7,755 that closed in December 2008 for $7,755 that was fully secured by a segregated deposit account with the Bank. The loan matured in the first quarter of 2009. At March 31, 2009 the loan loss allowance of $2,585 represented approximately 1.1% of outstanding loans, and at March 31, 2008 the loan loss allowance of $1,486 represented approximately 0.7% of outstanding loans.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
During the first three months, loan charge-offs were $66 in 2009 compared to $245 in 2008, while the recovery of previously charged-off loans amounted to $30 in 2009 compared to $35 in 2008. Non-accrual loans at March 31, 2009 represented 0.3% of the loan portfolio compared to 0.9% at March 31, 2008.
Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.
Premises and equipment decreased by $66 from year-end and increased by $967 from March 31, 2008. This is mainly due to the following: (1) renovation of a new branch office in Middlefield, Ohio which opened in May 2008, (2) purchased property and construction of a new banking office in Brookfield, Ohio. This branch opened in June of 2008, and replaced an existing leased bank location; and (3) construction in progress and property purchased in North Lima, Ohio which will replace an existing leased branch office.
Other assets increased by $2,781 or 25.5% from year-end and $7,463 or 120.0% from March 31, 2008. Other real estate owned increased to $1,145 in March 2009 as compared to $809 at December 31, 2008 and $568 at March 31, 2008, resulting from increased foreclosure activity. Net deferred tax assets measured $8,615 at March 31, 2009, $6,456 at December 31, 2008 and $601 at March 31, 2008, primarily reflecting an increase in deferred tax benefits arising from unrealized losses on available for sale investment securities, the increase in provision for loan loss from March 2008, and an other-than-temporary impairment loss recognized in the fourth quarter of 2008 and the first quarter of 2009. Interest receivable on investments and loans stood at $2,724 at March 31, 2009, $2,637 at December 31, 2008 and $3,058 at March 31, 2008. Bank owned life insurance had with a cash surrender value of $12,862 at March 31, 2009, $12,748 at December 31, 2008 and $12,401 at March 31, 2008.
Non interest-bearing deposits decreased by $1,918 from year-end and increased by $2,125 from twelve months ago. Interest-bearing deposits increased by $4,036 from year-end and increased by $20,643 from March 31, 2008. The increase from March 31, 2008 is made up mainly of an increase in super passbook savings accounts of $7,857 and a $12,646 increase in money market accounts.
Federal Home Loan Bank advances and other short term borrowings increased by $464 from year-end and decreased by $4,348 from March 31, 2008. During the twelve month period $11,500 in FHLB advances either matured or were paid off. The decrease was partially off-set by the Bank obtaining $6,000 in new advances during the final nine month period of 2008.
Other liabilities remained fairly consistent measuring $4,227 at March 31, 2009, $4,081 at December 31, 2008 and $4,292 at March 31, 2008. The two major components in other liabilities are accrued interest on deposits and borrowings which measured $927 at March 31, 2009, $966 at December 31, 2008 and $1,237 at March 31, 2008. The other large component is accrued expense which measured $3,057 at March 31, 2009, $3,020 at December 31, 2008 and $2,694 at March 31, 2008. The largest item in this category is accrued expense for post-retirement benefits.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
New Accounting Standards
In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 (postretirement benefit plans) or APB No. 12 (deferred compensation plan). The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement; therefore, a liability should be recognized for future benefits. Issue 06-4 is effective for years beginning after December 15, 2007. The Company adopted EITF Issue No. 06-04 as of January 1, 2008 and the cumulative effect of a change in accounting principle to recognize a liability for the death benefit promised under a split-dollar life insurance arrangement totaled $539 and was recorded as a reduction of retained earnings in 2008. The net amounts expensed in the year ended December 31, 2008 was $46 and $11 for the three months ended March 31, 2009. The accumulated liability at March 31, 2009 is $596.
Subsequent Events
In January, 2009, the FASB issued FASB Staff Position No. EITF 99-20, Amendments to Impairment Guidance of EITF Issue No. 99-20, entitled Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets. The intention was to achieve a more consistent determination of whether an other-than-temporary impairment has occurred For debt securities that are beneficial interests in securitized financial assets within the scope of Issue 99-20, an impairment is considered other than temporary, if, based on the Company’s best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there has been an adverse change in those estimated cash flows. The statement requires the use of market participant assumptions rather than reasonable management judgement of the probability of collecting all cash flows previously projected. In a dislocated market, this can automatically result in an other-than-temporary impairment when the fair value is less than the cost basis. The FSP was effective for interim and annual reporting periods ending after December 15, 2008 and was applied in the financial statements and disclosures beginning December 31, 2008 and the results have been applied in the financial statements and disclosures included herein, without a material impact on the consolidated financial statements.
In April 2009, the FASB issued three related Staff Positions to clarify the application of SFAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, of all three Staff Positions or both the fair-value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously.
FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. The Company adopted the provisions of FSP 157-4 during the first quarter of 2009 and the results have been applied in the financial statements and disclosures included herein, without a material impact on the consolidated financial statements. See Note 9 — Fair Value Measurements.
FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the first quarter of 2009. See Note 3 — Investments.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include discloses about the fair value of its financial instruments whenever is issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.
The Company has been until recently, entitled to engage in the expanded range of activities in which a financial holding company, as defined in Federal Reserve Board rules, may engage. However, the Company had not taken advantage of that expanded authority and has elected to drop its financial holding company status.
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
The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2009 and December 31, 2008. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2009 and December 31, 2008 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands, except for per share amounts)
Over the past twelve months, the Federal Reserve has lowered the rate on overnight federal funds by 225 basis points. At March 31, 2009, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 250 basis points compared to a positive 214 basis points at December 31, 2008. With longer-term rates exceeding short-term rates the yield curve has a positive slope.
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $14,823, for the twelve month period ending March 31, 2010.
Simulated Net Interest Income (NII) Scenarios
Fully Taxable Equivalent Basis
For the Twelve Months Ending

	Net Interest Income		$ Change in NII		% Change in NII
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Changes in Interest Rates	2010	2009	2010	2009	2010	2009
Graduated increase of +300 basis points	$15,677	$15,380	$854	$(84)	$5.8%	(0.5)%
Short term rates unchanged	14,823	15,464
Graduated decrease of -300 basis points	15,117	15,333	294	(131)	2.0%	(0.8)%
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 16, 2009
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Company’s Common Stock. The following table shows information relating to the repurchase of shares of the Company’s common stock during the three months ended March 31, 2009:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares
			Part Of Publicly	That May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased	Per Share	Programs	Programs*

January	NONE	$ NONE	NONE	42,197
February	NONE	NONE	NONE	0

*
On February 27, 2007 the Company’s Board of Directors approved a Stock Repurchase Program. The program allowed the Company to purchase up to 100,000 shares. On August 14, 2007, the Company’s Board of Directors subsequently approved the repurchase of an additional 100,000 shares. Once again, on November 27, 2007, the Company’s Board of Directors approved the repurchase of an additional 100,000 shares. This program terminated on February 28, 2009. (See footnote 7)

Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Item 1.01 — Entry into a Material Definitive Agreement
In connection with the completion of a target review of the Company and its subsidiary bank by the Federal Reserve Bank of Cleveland, Cortland Bancorp and the Cortland Savings and Banking Company, in May 2009, were presented with an informal memorandum of understanding. An informal administrative action employed by all of the Federal bank regulatory agencies, a memorandum of understanding directs a supervised entity such as a holding company or bank to take specified actions for the purpose of correcting an operational or other weakness. If the weaknesses are corrected within the time periods specified in the memorandum of understanding, the bank regulatory agency ordinarily would terminate the memorandum of understanding. If the weaknesses are not corrected, formal administrative and other enforcement actions by the regulatory agency could follow.

Although the memorandum of understanding has not yet been finalized, once finalized and executed, the memorandum of understanding will require the Company and its subsidiary bank, the Cortland Savings and Banking Company, to take certain actions concerning the investment portfolio, capital, dividends, and debt and stock redemptions. Specifically, the terms of the draft memorandum of understanding would impose the following obligations on the Company and Cortland Savings and Banking Company —
•	require Cortland Savings and Banking Company to submit within 60 days to the Federal Reserve Bank a written plan to strengthen and improve management of the investment portfolio’s risk exposure.

•	require Cortland Savings and Banking Company to submit within 60 days to the Federal Reserve Bank a written plan to maintain adequate regulatory capital, taking into account adversely classified assets, the allowance for loan and lease losses, liquidity needs and funding sources, and other factors that could affect bank capital. The memorandum of understanding will also require monthly board monitoring of the adequacy of bank capital.

•	prohibit the Company or Cortland Savings and Banking Company from paying dividends without advance approval of the Federal Reserve Bank, and

•	prohibit the Company or Cortland Savings and Banking Company from incurring debt or repurchasing shares of stock without advance approval of the Federal Reserve Bank.
The Company expects that the terms of the memorandum of understanding will be finalized in the near future. The investment portfolio risks and related issues that are of supervisory concern to the Federal Reserve Bank of Cleveland are of concern to the Company and the Cortland Savings and Banking Company also. The Company and the Cortland Savings and Banking Company are committed to full compliance with the memorandum of understanding, with the goal that it be terminated at the earliest opportunity. To preserve capital the Company had already terminated its stock repurchase program, and had already curtailed its regular quarterly cash dividend prior to the draft memorandum of understanding being presented by the Federal Reserve Bank of Cleveland.

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
2	Plan of acquisition, reorganization, arrangement, liquidation or succession		N/A

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio	10-K	3.1	03/16/06

3.2	Code of Regulations, as amended

	For the Bancorp	10-K	3.2	03/16/06

	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	10.2	03/16/06

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	3/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002, and September 29, 2005	10-K	10.13	03/16/06

*10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005	10-K	10.14	03/16/06

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005	10-K	10.15	03/16/06

*10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002	10-K	10.16	03/16/06

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.17	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.17	12/12/08

*10.18	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.19	12/12/08

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.22	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.23	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.23	12/12/08

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.24	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.24	12/12/08

*10.25	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.25	12/12/08

*10.26	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.26	12/12/08

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.28	Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.28	12/12/08

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.30	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.30	12/12/08

Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.31	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Timothy Carney, Lawrence A. Fantauzzi, James M. Gasior, and Stephen A. Telego, Sr.	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene Lenio, Craig M. Phythyon, Barbara Sandrock, and Danny L. White	8-K	10.32	12/12/08

11	Statement re computation of per share earnings		See Note 6 of financial statements

15	Letter re unaudited interim financial statements		N/A

18	Letter re change in accounting principles		N/A

19	Report furnished to security holders		N/A

22	Published report regarding matters submitted to vote of security holders		N/A

23	Consents of experts and counsel — Consent of independent registered public Accounting firms		N/A

24	Power of Attorney		N/A

Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				√

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)				√

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				√

*	Management contract or compensatory plan or arrangement.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to James Gasior, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)
DATED: May 14, 2009	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President (Chief Executive Officer)

DATED: May 14, 2009	/s/ James M. Gasior
James M. Gasior
Secretary (Chief Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
2	Plan of acquisition, reorganization, arrangement, liquidation or succession		N/A

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio	10-K	3.1	03/16/06

3.2	Code of Regulations, as amended

	For the Bancorp	10-K	3.2	03/16/06

	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	10.2	03/16/06

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	3/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002, and September 29, 2005	10-K	10.13	03/16/06

*10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005	10-K	10.14	03/16/06

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005	10-K	10.15	03/16/06

*10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002	10-K	10.16	03/16/06

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.17	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.17	12/12/08

*10.18	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.19	12/12/08

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.22	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.23	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.23	12/12/08

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.24	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.24	12/12/08

*10.25	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.25	12/12/08

*10.26	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.26	12/12/08

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.28	Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.28	12/12/08

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.30	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.30	12/12/08

Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.31	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Timothy Carney, Lawrence A. Fantauzzi, James M. Gasior, and Stephen A. Telego, Sr.	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene Lenio, Craig M. Phythyon, Barbara Sandrock, and Danny L. White	8-K	10.32	12/12/08

11	Statement re computation of per share earnings		See Note 6 of financial statements

15	Letter re unaudited interim financial statements		N/A

18	Letter re change in accounting principles		N/A

19	Report furnished to security holders		N/A

22	Published report regarding matters submitted to vote of security holders		N/A

23	Consents of experts and counsel — Consent of independent registered public Accounting firms		N/A

24	Power of Attorney		N/A

Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				√

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)				√

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				√

*	Management contract or compensatory plan or arrangement.