Form 10-Q
period 2009-06-30
CORTLAND BANCORP INC
filed 2009-08-10
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING

Common Stock, No Par Value	at August 5, 2009 4,525,554 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	JUNE 30,	DECEMBER 31,
	2009	2008
ASSETS
Cash and due from banks	$6,311	$8,394
Interest bearing deposits	86,308	18,449

Total cash and cash equivalents	92,619	26,843

Investment securities available for sale (Note 3)	105,041	121,348
Investment securities held to maturity (estimated fair value of $37,479 at June 30, 2009 and $71,210 at December 31, 2008) (Note 3)	36,732	70,406
Total loans (Note 4)	235,652	246,017
Less allowance for loan losses (Note 4)	(2,556)	(2,470)

Net loans	233,096	243,547

Premises and equipment	7,368	7,571
Bank owned life insurance	12,980	12,748
Other assets	12,213	10,902

Total assets	$500,049	$493,365

LIABILITIES
Noninterest-bearing deposits	$58,200	$58,635
Interest-bearing deposits	327,969	321,318

Total deposits	386,169	379,953

Federal Home Loan Bank advances	62,500	62,500
Other short term borrowings	6,403	5,648
Subordinated debt	5,155	5,155
Other liabilities	4,666	4,081

Total liabilities	464,893	457,337

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,728,267 in 2009 and 2008	23,641	23,641
Additional paid-in capital	20,850	21,078
Retained earnings	482	6,480
Accumulated other comprehensive loss	(6,223)	(11,078)
Treasury stock at cost, 202,713 at June 30, 2009 and 230,800 at December 31, 2008	(3,594)	(4,093)

Total shareholders’ equity	35,156	36,028

Total liabilities and shareholders’ equity	$500,049	$493,365

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$3,760	$3,849	$7,611	$7,754
Interest and dividends on investment securities:
Taxable interest income	606	1,246	1,635	2,792
Nontaxable interest income	338	385	687	774
Dividends	46	53	86	97
Interest on mortgage-backed securities	1,083	1,246	2,275	2,349
Other interest income	48	65	68	144

Total interest income	5,881	6,844	12,362	13,910

INTEREST EXPENSE
Deposits	1,687	2,224	3,522	4,701
Borrowed funds	711	771	1,414	1,604
Subordinated debt	34	56	77	135

Total interest expense	2,432	3,051	5,013	6,440

Net interest income	3,449	3,793	7,349	7,470
Provision for loan losses	65	315	216	390

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,384	3,478	7,133	7,080

OTHER INCOME
Fees for other customer services	550	580	1,087	1,134
Investment securities gains — net	82	9	169	82
Impairment losses on investment securities:
Impairment losses on investment securities	(4,807)		(15,119)
Non credit-related losses on securities and not expected to be sold recognized in other comprehensive income before tax	(3,105)		3,479

Net impairment losses on investment securities	(7,912)		(11,640)
Gain on sale of loans — net	119	11	190	21
Other real estate gains — net	29		15	51
Earnings on bank owned life insurance	139	131	274	265
Other non-interest income	18	17	102	66

Total other income	(6,975)	748	(9,803)	1,619

OTHER EXPENSES
Salaries and employee benefits	1,827	1,796	3,665	3,583
Net occupancy and equipment expense	453	491	945	971
State and local taxes	108	139	213	278
FDIC expense	437	10	517	21
Bank exam and audit expense	110	93	218	208
Office supplies	86	98	185	192
Other operating expenses	536	630	1,094	1,161

Total other expenses	3,557	3,257	6,837	6,414

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	(7,148)	969	(9,507)	2,285

Federal income tax expense (benefit)	(2,550)	164	(3,512)	446

NET INCOME (LOSS)	$(4,598)	$805	$(5,995)	$1,839

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$(1.01)	$0.18	$(1.32)	$0.41

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$(1.01)	$0.18	$(1.32)	$0.41

CASH DIVIDENDS DECLARED PER SHARE	$—	$0.22	$—	$0.43

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

SIX MONTHS ENDED JUNE 30, 2008

BALANCE AT JANUARY 1, 2008	$23,200	$20,976	$9,386	$(94)	$(4,644)	$48,824

Cumulative effect of adjustment from adoption of of Emerging Issues Task Force issue 06-04			(539)			(539)

Balance after cumulative effect of adjustment	23,200	20,976	8,847	(94)	(4,644)	48,285

Comprehensive income:
Net income			1,839			1,839
Other comprehensive loss, net of tax benefit:
Unrealized losses on available- for-sale securities, net of reclassification adjustment				(6,090)		(6,090)

Total comprehensive loss						(4,251)

Common stock transactions:
Treasury shares reissued		(174)			658	484
Treasury shares purchased					(544)	(544)
Cash dividends declared			(1,938)			(1,938)

BALANCE AT JUNE 30, 2008	$23,200	$20,802	$8,748	$(6,184)	$(4,530)	$42,036

SIX MONTHS ENDED JUNE 30, 2009

BALANCE AT JANUARY 1, 2009	$23,641	$21,078	$6,480	$(11,078)	$(4,093)	$36,028

Comprehensive loss:
Net loss			(5,995)			(5,995)
Other comprehensive loss, net of tax :
Unrealized gains on available- for-sale securities, net of reclassification adjustment				7,151		7,151
Other comprehensive loss related to securities for which other than temporary impairment has been recognized in earnings, net of tax				(2,296)		(2,296)

Total comprehensive loss						(1,140)

Common stock transactions:
Treasury shares reissued		(228)			500	272
Treasury shares purchased					(1)	(1)
Cash paid in lieu of fractional shares			(3)			(3)

BALANCE AT JUNE 30, 2009	$23,641	$20,850	$482	$(6,223)	$(3,594)	$35,156

	JUNE 30,
COMPONENTS OF OTHER COMPREHENSIVE LOSS (INCOME)	2009	2008
Net unrealized holding losses on available-for-sale securities arising during the period, net of tax	$(2,715)	$(6,036)
Less: Reclassification adjustment for net gains realized in net income, net of tax	(112)	(54)
Less: Reclassification adjustment for other than temporary impairment losses on debt securities, net of tax	7,682

Net unrealized losses on available- for-sale securities, net of tax	$4,855	$(6,090)

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
NET CASH FLOWS FROM OPERATING ACTIVITIES	$2,577	$2,223

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(215)	(21,850)
Purchases of securities held to maturity		(9,910)
Proceeds from call, maturity and principal payments on securities	46,064	52,103
Net decrease ( increase) in loans made to customers	9,788	(6,123)
Proceeds from disposition of other real estate	454	190
Purchases of premises and equipment	(131)	(1,229)

Net cash flows from investing activities	55,960	13,181

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	6,216	(1,720)
Proceeds from Federal Home Loan Bank advances		5,500
Pay down of Federal Home Loan Bank borrowings		(6,000)
Net increase (decrease) in short term borrowings	755	(1,084)
Dividends paid	(3)	(1,938)
Purchases of treasury stock	(1)	(544)
Treasury shares reissued	272	484

Net cash flows from financing activities	7,239	(5,302)

NET CHANGE IN CASH AND CASH EQUIVALENTS	65,776	10,102

CASH AND CASH EQUIVALENTS
Beginning of period	26,843	9,441

End of period	$92,619	$19,543

SUPPLEMENTAL DISCLOSURES
Interest paid	$5,085	$6,576
Income taxes paid	$585	$470
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2008, included in our Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the credit related OTTI is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss).

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, or called using the specific identification method. The table below sets forth the proceeds and gains or losses realized on securities sold or called for the period ended:

	THREE MONTHS		SIX MONTHS
	June 30,		June 30,
	2009	2008	2009	2008

Proceeds on securities sold	None	None	None	None
Gross realized gains	None	None	None	None
Gross realized losses	None	None	None	None

Proceeds on securities called	$16,416	$6,142	$24,220	$31,553
Gross realized gains	82	9	169	82
Gross realized losses	None	None	None	None
Securities available for sale, carried at fair value, totaled $105,041 at June 30, 2009 and $121,348 at December 31, 2008 representing 74.09% and 63.28%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
Investment securities with a carrying value of approximately $98,869 at June 30, 2009 and $104,162 at December 31, 2008 were pledged to secure deposits and for other purposes.
The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Investment securities	AMORTIZED	ESTIMATED
available for sale	COST	FAIR VALUE

Due in one year or less	$3,053	$3,153
Due after one year through five years	396	404
Due after five years through ten years	2,262	2,372
Due after ten years	35,027	22,907

	40,738	28,836
Mortgage-backed securities	69,982	72,456

Total	$110,720	$101,292

Investment securities	AMORTIZED	ESTIMATED
held to maturity	COST	FAIR VALUE

Due in one year or less	$4,098	$4,186
Due after one year through five years	1,009	1,019
Due after five years through ten years	6,130	6,224
Due after ten years	15,753	16,401

	26,990	27,830
Mortgage-backed securities	9,742	9,649

Total	$36,732	$37,479

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of June 30, 2009, are as follows:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$9,224	$424	$	$9,648
Obligations of states and political subdivisions	7,273	273	32	7,514
Mortgage-backed and related securities	69,982	2,514	40	72,456
Trust preferred pools/ Collateralized debt obligations	23,954		12,567	11,387
Corporate securities	287			287

Total debt securities	110,720	3,211	12,639	101,292
Other securities	3,749			3,749

Total available for sale	$114,469	$3,211	$12,639	$105,041

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$132	$12	$	$144
U.S. Government agencies and corporations	6,982	257		7,239
Obligations of states and political subdivisions	19,876	610	39	20,447
Mortgage-backed and related securities	9,742	305	398	9,649

Total held to maturity	$36,732	$1,184	$437	$37,479

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2008:

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
available for sale	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$11,314	$561	$	$11,875
Obligations of states and political subdivisions	7,293	289	84	7,498
Mortgage-backed and related securities	80,073	2,067	162	81,978
Trust preferred Pools/ collateralized debt obligations	34,600	6	19,460	15,146
Corporate securities	1,102			1,102

Total debt securities	134,382	2,923	19,706	117,599
Other securities	3,749			3,749

Total available for sale	$138,131	$2,923	$19,706	$121,348

		GROSS	GROSS	ESTIMATED
Investment securities	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$134	$18	$	$152
U.S. Government agencies and corporations	32,894	407	50	33,251
Obligations of states and political subdivisions	22,626	726	49	23,303
Mortgage-backed and related securities	14,752	265	513	14,504

Total held to maturity	$70,406	$1,416	$612	$71,210

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at June 30, 2009:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,001	$31	$2,195	$40	$3,196	$71
Mortgage-backed and related securities	16		2,023	438	2,039	438
Trust preferred pools/ collateralized debt obligations			11,387	12,567	11,387	12,567

Total	$1,017	$31	$15,605	$13,045	$16,622	$13,076

The above table represents 54 investment securities where the current value is less than the related amortized cost.
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2008:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$3,947	$50	$	$	$3,947	$50
Obligations of states and political subdivisions	2,906	105	370	28	3,276	133
Mortgage-backed and related securities	7,046	526	12,098	149	19,144	675
Trust preferred pools/ collateralized debt obligations	2,737	1,944	12,199	17,516	14,936	19,460

Total	$16,636	$2,625	$24,667	$17,693	$41,303	$20,318

The above table represents 135 investment securities where the current value is less than the related amortized cost.
The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first two quarters of 2009 in accordance with FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, issued by the FASB on April 9, 2009. This guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI). The credit-related OTTI recognized in earnings during the first two quarters of 2009 related to securities recently deemed other than temporarily impaired. The credit-related OTTI recognized during the first six months 2009 was $11.6 million and was solely related to available-for-sale securities having a book value of $17.3 million. Noncredit-related OTTI on these securities, which are not expected to be sold, was $3.5 million and was recognized in OCI at June 30, 2009.
Securities Deemed to be Other-Than-Temporarily Impaired
Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at June 30, 2009. The Company recorded impairment credit losses in earnings on available-for-sale securities of $7.9 million and $11.6 million for the three and six month periods ended June 30, 2009. The $3.5 million non-credit portion of impairment recognized during the six month period ended June 30, 2009 was recorded in Other Comprehensive Income. No impairment was recorded in the six months ended June 30, 2008.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Impairment Losses on Other-Than-Temporarily Impaired Securities

Collateralized debt obligations	$7,097	$—	$10,825	$—
General Motors Corporate Securities	815	—	815	—

Total	$7,912	$—	$11,640	$—

The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations, of states and political subdivisions, and mortgage-backed and related securities were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads and not credit quality, and because the Company does not intend to sell those investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.
At June 30, 2009, the Company recognized $815 of other-than-temporary losses attributable to its General Motors Corporation Corporate Securities with a cost basis of $1,102. The impairment charges were recognized due to the fact that General Motors filed for government-assisted Chapter 11 bankruptcy protection on June 1, 2009. On July 10, 2009, a new entity, NGMCO, Inc purchased the ongoing operations and trademarks from GM. The purchasing company in turn changed its name from NGMCO, Inc to General Motors Company, marking the emergence of a new operation from the “pre-packaged” Chapter 11 reorganization. Under the reorganization process, termed a 363 sale, the purchaser of the assets of a company in bankruptcy proceedings is able to obtain approval for the purchase from the court prior to the submission of a re-organization plan, free of liens and other claims.
The unrealized loss on investments in corporate securities relates to Collateralized Debt Obligations (CDO’S) representing pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The net unrealized loss on these securities at June 30, 2009 was $12,567 as compared to a $19,454 loss at December 31, 2008. For the six month period ended June 30, 2009, the Company recognized OTTI of $10,825 of which $3,728 was recognized at March 31, 2009 as other-than-temporary losses attributable to thirteen CDO’s with a cost basis of $16,986. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted from the previous quarter.
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

	CONTRACT OR
	NOTIONAL AMOUNT
	June 30,	December 31,
	2009	2008

Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$2,562	$1,301
Variable	31,919	35,699
Standby letters of credit	873	850
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
The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at June 30, 2009 totaled $10,666 and $11,536 at December 31, 2008. The total average daily balance of overdrafts used in 2009 was $132 and $161 in 2008, or approximately 1.2% of the total aggregate overdraft protection available to depositors at June 30, 2009 and 1.4% at December 31, 2008.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30,	December 31,
	2009	2008

1-4 family residential mortgages	26.6%	28.1%
Commercial mortgages	55.9%	52.3%
Consumer loans	3.5%	3.3%
Commercial loans	8.2%	11.3%
Home equity loans	5.8%	5.0%
There are $139 in mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2009, and $236 at December 31, 2008. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Loans accounted for on a non-accrual basis	$724	$858

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	40	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	415	432

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the three months ended June 30, 2009 and 2008.

	June 30,	June 30,
	2009	2008

Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$75	$107
Interest income actually included in income on the loans	21	15
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
Impaired loans were as follows:

	June 30,	December 31,
	2009	2008

Balance of impaired loans with no allocated allowance	$111	$483
Balance of impaired loans with an allocated allowance	650	441

Total recorded investment in impaired loans	$761	$924

Amount of the allowance allocated to impaired loans	$317	$262

Average balance of impaired loans	$1,160	$1,489

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. Interest income recognized on these loans subsequent to their classification as impaired was $10 for the six months ended June 30, 2009 and $37 for the twelve months ended December 31, 2008.
Loans in the amount of $32,132 as of June 30, 2009, and $27,499 as of December 31, 2008 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an analysis of the allowance for loan losses for the periods ended June 30, 2009 and June 30, 2008:

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008

Balance at beginning of period	$2,585	$1,486	$2,470	$1,621
Loan charge-offs:
1-4 family residential mortgages	23	12	30	152
Commercial mortgages	67	182	67	213
Consumer loans and other loans	49	61	106	117
Commercial loans	2	18	4	19
Home equity loans	—	—	—	17

	141	273	207	518
Recoveries on previous loan losses
1-4 family residential mortgages	1	—	1	—
Commercial mortgages	23	—	24	1
Consumer loans and other loans	23	26	52	60
Commercial loans	—	—	—	—
Home equity loans	—	—	—	—

	47	26	77	61
Net charge-offs	(94)	(247)	(130)	(457)
Provision charged to operations	65	315	216	390

Balance at end of period	$2,556	$1,554	$2,556	$1,554

Ratio of annualized net charge-offs to average loans outstanding	0.16%	0.43%	0.11%	0.41%

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2009	2008	2009	2008

Net Income (Loss)	$(4,598)	$805	$(5,995)	$1,839
Weighted average common shares outstanding*	4,525,636	4,496,029	4,525,482	4,492,829

Basic earnings per share*	$(1.01)	$0.18	$(1.32)	$0.41
Diluted earnings per share*	$(1.01)	$0.18	$(1.32)	$0.41
Dividends declared per share*	$0.00	$0.22	$0.00	$0.43

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the two 1% stock dividends in 2009.
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
The repurchase program terminated on February 28, 2009. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Under the program the Company repurchased 205,986 shares in 2007, 51,817 shares in 2008 and none in 2009. The Company reissued 28,087 shares to existing shareholders through its dividend reinvestment program during 2009, net of repurchased fractional shares.

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
9.) Fair Value Measurements (SFAS No. 157)
Effective January 1, 2008, the Company adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position NO. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The Company elected to early adopt this FSP and the results have been applied on the financial statements and disclosures herein, without a material impact on the consolidated financial statements. FSP 157-4 provides guidance for determining fair value if there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In that circumstance, transactions or quoted prices may not be determinative of fair value. Significant adjustments may be necessary to quoted prices or alternative valuation techniques may be required in order to determine the fair value of the asset or liability under current market conditions. The adoption of FSP 157-4 resulted in the use of valuation techniques other than quoted prices for the valuation of the Company’s collateralized debt obligations.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements at 6/30/09 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	06/30/09	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$101,292	None	$89,618	$11,674

Fair Value Measurements at 12/31/08 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/08	(Level 1)	(Level 2)	(Level 3)

Available for Sale Securities	$117,599	None	$101,351	$16,248
The following table presents the changes in the Level 3 fair value category for the six months ended June 30, 2009. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Net unrealized
Losses included
		Net realized/					in net income
		Unrealized gains/					for the period
		(losses) included in		Transfers	Purchases		relating to
			Other	in and/or	issuances		assets held at
	January 1,	Noninterest	Comprehensive	out of	and	June 30,	June 30,
	2009	Income	Income	Level 3	settlements	2009	2009

Assets
Securities Available for sale	$16,248	$(11,640)	$6,886	$	$180	$11,674	$(11,640)
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The Company conducts other-than-temporary impairment analysis on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statements of income. In determining whether an impairment is other than temporary, the Company considers a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and a determination that the Company does not intend to sell those investments and it is not more likely than not that the Company will be required to sell investments before recovery of its amortized cost basis less any current period credit loss. Among the factors that are considered in determining the Company’s intent and ability is a review of its capital adequacy, interest rate risk position and liquidity.
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
The Company owns 32 collateralized debt obligation securities (CDO) totaling $35,170 (par value) that are backed by trust preferred securities issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. During the second half of 2008 and through the second quarter of 2009, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include but are not limited to: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during the first half 2009, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple CDO securities, including securities held by the Company. Thirty-one of the CDO securities held by the Company are now considered to be below investment grade, with one security still rated investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and 2009 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of these securities within the scope of EITF 99-20. The Company determined that for 19 of these securities, it does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis. It was determined that there was no adverse change in the cash flows for these 19 securities. The Company does not consider the investment in these assets to be other-than-temporarily impaired at June 30, 2009. However, there is a risk that subsequent evaluations could result in recognition of other-than-temporary impairment charges in the future. Upon completion of the June 30, 2009 analysis, our model indicated other-than-temporary impairment on the remaining thirteen securities, all of which experienced additional defaults or deferrals during the period. These thirteen securities had impairment losses of $14.3 million, of which $10.8 million was recorded as expense and $3.5 million was recorded in other comprehensive income. These thirteen securities remained classified as available for sale at June 30, 2009, and together, the 32 securities subjected to EITF 99-20 accounted for the entire $12.6 million of gross unrealized losses in the trust preferred pools/collateralized debt obligations category at June 30, 2009.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table details the thirteen debt securities with other-than-temporary impairment, their credit ratings at June 30, 2009 and the related losses recognized in earnings:

	Amount of other-than		Amount of other than
	Temporary impairment		Temporary impairment
	Related to credit loss		Related to credit loss
	At January 1, 2009	Addition	At June 30, 2009

PreTSL II Mezzanine Moody’s Rated Ca	$—	$221	$221
PreTSL VIII B-3 Moody’s Rated Ca	—	1,261	1,261
PreTSL XVI D Fitch Rated C	—	514	514
PreTSL XVI D Fitch Rated C	—	1,018	1,018
Alesco Preferred Funding VIII
Class E Notes 1 Moody’s Rated Ca	—	912	912
Tropic CDO V Class B-1L Moody’s Rated Ca	—	4,425	4,425
MM Community Funding III Class B
Moody’s Rated Baa3	—	3	3
PreTSL IX Class B-2 Moody’s Rated Ca	—	84	84
PreTSL XVII Class D Fitch Rated C	—	939	939
PreTSL XXV Class D Fitch Rated C	—	661	661
PreTSL XXVI Class D Fitch Rated C	—	187	187
PreTSL XVIII Class D Fitch Rated C	—	523	523
Trapeza CDO II Class C-1 Moody’s Rated Caa2	—	77	77

Total	$—	$10,825	$10,825

The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market value for these securities remains very depressed relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred CDO’s.
Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2009;
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

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

5.
The effective discount rates on an overall basis generally range from 3.07% to 32.65% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2009 and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets Measured on a Nonrecurring Basis:
Impaired Loans	$	$444	$	$444
Other Real Estate Owned		720		720

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets Measured on a Nonrecurring Basis:
Impaired Loans	$	$179	$	$179
Other Real Estate Owned		809		809
Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At June 30, 2009, the recorded investment in impaired loans was $761 with a related reserve of $317 resulting in a net balance of $444. At December 31, 2008, the recorded investment in impaired loans was $441 with a related reserve of $262 resulting in a net balance of $179.
Other Real Estate Owned (OREO): Real Estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at the lower of cost or fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs relating to holding and maintaining the property are charged to expense. At June 30, 2009 the recorded investment in OREO was $730 with a valuation allowance of $10 resulting in a net balance of $720. At December 31, 2008, the recorded investment in OREO was $819 with a valuation allowance of $10 resulting in a net balance of $809.
Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Such techniques and assumptions, as they apply to individual categories of the financial instruments, are as follows:
Cash and cash equivalents — The carrying amounts for cash and cash equivalents are a reasonable estimate of those assets’ fair value.
Interest-bearing deposits — The carrying amounts for interest-bearing deposits are a reasonable estimate of those assets’ fair value.
Investment securities — Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on trust preferred securities were calculated using a discounted cash-flow technique. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest.
Loans, net of allowance for loan loss — The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.
Demand and savings deposits — Demand, savings, and money market deposit accounts are valued at the amount payable on demand.
Accrued interest receivable — The carrying amount is a reasonable estimate of these assets fair value.
Time deposits — The fair value of certificates of deposit based on the discounted value of contractual cash flows. The discount rates are estimated using market rates currently offered for similar instruments with similar remaining maturities.
FHLB advances — The fair value for fixed rate advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value for the fixed rate advances that are convertible to quarterly LIBOR floating rate advances on or after certain specified dates at the option of the FHLB and the FHLB fixed rate advances that are putable on or after certain specified dates at the option of the FHLB are priced using the FHLB of Cincinnati’s model.
Other borrowings — Other borrowings generally have an original term to maturity of one week or less. Consequently, their carrying value is a reasonable estimate of fair value.
Subordinated debt — The carrying amount for the subordinated debt is a reasonable estimate of the debts’ fair value due to the fact the debt floats based on LIBOR and resets quarterly.
Accrued interest payable — The carrying amount is a reasonable estimate of these liabilities fair value.
The fair value of unrecorded commitments at June 30, 2009 and December 31, 2008 is not material.
In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:
(Amounts in thousands)

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
ASSETS:
Cash and due from banks	$6,311	$6,311	$8,394	$8,394
Interest-bearing deposits	86,308	86,308	18,449	18,449
Investment securities available for sale	105,041	105,041	121,348	121,348
Investment securities held to maturity	36,732	37,479	70,406	71,210
Loans, net of allowance for loan losses	233,096	236,090	243,547	248,267
Accrued interest receivable	2,034	2,034	2,637	2,637

LIABILITIES
Demand and savings deposits	208,410	208,410	203,682	203,682
Time deposits	177,759	182,148	176,271	180,431
FHLB advances	62,500	66,342	62,500	67,889
Other short term borrowings	6,403	6,403	5,648	5,648
Subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	893	893	967	967
10.) Memorandum of Understanding
As disclosed under Item 5 of the Form 10Q filing for the quarter ended March 31, 2009, Cortland Bancorp and the Cortland Savings and Banking Company, in May 2009, were presented with an informal memorandum of understanding.
On May 26, 2009, the Board of Directors of Cortland Bancorp (CLDB) and The Cortland Savings and Banking Company (Cortland Banks), a wholly-owned subsidiary of CLDB, adopted resolutions authorizing President and Chief Executive Officer Lawrence A. Fantauzzi to enter into the Memorandum of Understanding (MOU) with the Federal Reserve Bank of Cleveland (Federal Reserve). The MOU which was executed June 1, 2009, requires CLDB and Cortland Banks to obtain the Federal Reserve’s approval prior to: (i) incurring any debt; (ii) repurchasing any of its stock; or (iii) paying any dividends.
The MOU also requires Cortland Banks, within specified timeframes, to submit the following plans to the Federal Reserve for its approval: (i) a plan to strengthen and improve management of the overall risk exposure of the investment portfolio; and (ii) a plan to maintain an adequate capital position.
The provisions of the MOU shall remain effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve.
11.) Subsequent Events
The Company assessed events occurring subsequent to June 30, 2009 through August 10, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 10, 2009.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	JUNE 30, 2009			DECEMBER 31, 2008,			JUNE 30, 2008
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other earning assets	$52,929	$68	0.3%	$11,462	$200	1.8%	$11,624	$144	2.5%
Investment securities (1) (2)	186,557	5,005	5.4%	223,077	12,583	5.6%	224,850	6,366	5.7%
Loans (2) (3)	239,594	7,653	6.4%	228,440	15,557	6.8%	225,477	7,793	6.9%

Total interest-earning assets	479,080	$12,726	5.3%	462,979	$28,340	6.1%	461,951	$14,303	6.2%

Cash and due from banks	6,630			6,791			7,797
Bank premises and equipment	7,510			7,055			6,691
Other assets	3,910			11,546			13,905
Total non-interest-earning assets	18,050			25,392			28,393

Total Assets	$497,130			$488,371			$490,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$63,105	$281	0.9%	$49,653	$706	1.4%	$47,206	$345	1.5%
Savings	83,836	332	0.8%	77,401	851	1.1%	76,019	400	1.1%
Time	179,389	2,909	3.3%	178,372	7,259	4.1%	181,267	3,956	4.4%

Total interest-bearing deposits	326,330	3,522	2.2%	305,426	8,816	2.9%	304,492	4,701	3.1%
Federal funds purchased				154	7	4.5%	310	7	4.4%
Other borrowings	68,542	1,414	4.2%	70,807	3,110	4.4%	71,296	1,597	4.5%
Subordinated Debt	5,155	77	3.0%	5,155	244	4.7%	5,155	135	5.2%

Total interest-bearing liabilities	400,027	$5,013	2.5%	381,542	$12,177	3.2%	381,253	$6,440	3.4%

Demand deposits	57,901			56,496			55,761
Other liabilities	3,958			5,214			5,734
Shareholders’ equity	35,244			45,119			47,596

Total liabilities and Shareholders’ equity	$497,130			$488,371			$490,344

Net interest income		$7,713			$16,163			$7,863

Net interest rate spread (4)			2.8%			2.9%			2.8%

Net interest margin (5)			3.2%			3.5%			3.4%

Ratio of interest-earning assets to interest-bearing liabilities			1.20			1.21			1.21

(1)	Includes both taxable and tax exempt securities

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $42 and $322 for June 30, 2009, $76 and $705 for December 31, 2008, and $39 and $354 for June 30, 2008

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
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	JUNE 30, 2009			MARCH 31, 2009			JUNE 30, 2008
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other earning assets	$75,331	$48	0.3%	$30,277	$20	0.3%	$12,799	$65	2.1%
Investment securities (1) (2)	169,883	2,233	5.3%	203,413	2,772	5.5%	221,857	3,108	5.6%
Loans (2) (3)	236,553	3,777	6.4%	242,669	3,876	6.4%	227,222	3,868	6.8%

Total interest-earning assets	481,767	$6,058	5.1%	476,359	$6,668	5.6%	461,878	$7,041	6.1%

Cash and due from banks	6,637			6,623			7,891
Bank premises and equipment	7,457			7,564			6,982
Other assets	4,503			3,250			13,003
Total non-interest-earning assets	18,597			17,437			27,876

Total Assets	$500,364			$493,796			$489,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$63,972	$118	0.7%	$62,228	$162	1.1%	$50,071	$164	1.3%
Savings	85,613	148	0.7%	82,037	185	0.9%	77,273	204	1.1%
Time	180,219	1,421	3.2%	178,551	1,488	3.4%	179,252	1,856	4.2%

Total interest-bearing deposits	329,804	1,687	2.1%	322,816	1,835	2.3%	306,596	2,224	2.9%
Federal funds purchased
Other borrowings	68,795	711	4.2%	68,286	703	4.2%	70,820	771	4.4%
Subordinated Debt	5,155	34	2.7%	5,155	43	3.3%	5,155	56	4.3%

Total interest-bearing liabilities	403,754	$2,432	2.4%	396,257	$2,581	2.6%	382,571	$3,051	3.2%

Demand deposits	58,087			57,714			55,792
Other liabilities	4,068			3,782			5,131
Shareholders’ equity	34,455			36,043			46,260

Total liabilities and Shareholders’ equity	$500,364			$493,796			$489,754

Net interest income		$3,626			$4,087			$3,990

Net interest rate spread (4)			2.7%			3.0%			2.9%

Net interest margin (5)			3.0%			3.4%			3.4%

Ratio of interest-earning assets to interest-bearing liabilities			1.19			1.20			1.21

(1)	Includes both taxable and tax exempt securities

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $17 and $160 for June 30, 2009, $25 and $162 for March 31, 2009 and $19 and $178 for June 30, 2008,

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2009	2009	2008	2008	2008
SUMMARY OF OPERATIONS
Total interest income	$5,881	$6,481	$6,800	$6,849	$6,844
Total interest expense	(2,432)	(2,581)	(2,816)	(2,921)	(3,051)

NET INTEREST INCOME (NII)	3,449	3,900	3,984	3,928	3,793
Provision for loan losses	(65)	(151)	(1,290)	(105)	(315)

NII after loss provision	3,384	3,749	2,694	3,823	3,478
Security gains (losses) including impairment losses	(7,830)	(3,641)	(1,228)	34	9
Gain on sale of loans	119	71	5	4	11
Total other income (excluding security and loan gains)	736	742	665	760	728
Total other noninterest expense	(3,557)	(3,280)	(3,143)	(3,258)	(3,257)

Income before tax	(7,148)	(2,359)	(1,007)	1,363	969
Net (loss) income	$(4,598)	$(1,397)	$(564)	$1,078	$805

Net (loss) income (Rolling 4 Quarters) (1)	$(5,481)	$(78)	$2,353	$4,033	$4,030

PER COMMON SHARE DATA (2)
Net (loss) income, both basic and diluted	$(1.01)	$(0.31)	$(0.13)	$0.24	$0.18
Net (loss) income, both basic and diluted (Rolling 4 Quarters)	(1.21)	(0.02)	0.53	0.92	0.91
Cash dividends declared	—	—	0.22	0.21	0.22
Cash dividends declared (Rolling 4 Quarters)	0.43	0.65	0.86	0.88	0.87
Book value	7.77	7.37	8.01	9.90	9.39

BALANCE SHEET DATA
Assets	$500,049	$493,400	$493,365	$488,608	$489,470
Investments	141,773	172,875	191,754	213,430	215,336
Net loans	233,096	233,826	243,547	229,059	226,857
Deposits	386,169	382,071	379,953	360,754	363,068
Borrowings	68,903	68,612	68,148	74,316	68,829
Subordinated Debt (See Note 8 - Subordinated Debt)	5,155	5,155	5,155	5,155	5,155
Shareholders equity	35,156	33,335	36,028	44,344	42,036

AVERAGE BALANCES
Assets	$500,364	$493,796	$488,707	$484,132	$489,754
Investments	169,883	203,413	216,557	226,087	221,857
Net loans	234,016	240,136	232,925	226,667	225,728
Deposits	387,891	380,530	366,247	360,897	363,388
Borrowings	68,795	68,286	68,625	72,018	70,820
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	34,455	36,043	44,858	40,484	46,260

ASSET QUALITY RATIOS
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.85%	0.86%	0.57%	1.03%	1.39%
Underperforming assets (3) as a percentage of:
Total assets	0.37	0.46	0.43	0.61	0.55
Equity plus allowance for loan losses	4.93	6.26	5.45	6.51	6.23
Tier I capital	4.01	4.42	4.03	5.61	5.11

FINANCIAL RATIOS
Return on average equity	(53.38)%	(15.50)%	(5.03)%	10.68%	6.96%
Return on average equity (Rolling 4 Quarters)	(14.07)	(0.19)	5.22	8.74	8.33
Return on average assets	(3.68)	(1.13)	(0.46)	0.89	0.66
Return on average assets (Rolling 4 Quarters)	(1.11)	(0.02)	0.48	0.82	0.82
Effective tax rate	(35.70)	(40.80)	(44.00)	20.90	16.90
Net interest margin ratio	3.03	3.43	3.60	3.58	3.44

(1)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

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
Cortland Banks with total assets of $500.0 million at June 30, 2009, is a state charter bank engaged in commercial and retail banking services. The Bank offers a full range of financial services to our local communities with an ongoing strategic focus on commercial banking relationships.
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
Net loss for the first half of 2009 is ($5,995) compared to net income of $1,839 for the first half of 2008. Results for the first half of 2009 were impacted by an other-than-temporary-impairment loss of $11,640. The impairment charges were recognized after determining that the likely future cash flows of these securities had been adversely affected from the previous quarter.
Net interest margin in the first half of 2009 was 3.21% compared to 3.40% year-over-year. The margin decreased in the first half of 2009 compared to the same quarter a year ago as the yields on earning assets decreased. Trends in the mix of earning assets have resulted in a shift to a more asset sensitive balance sheet, or a balance sheet in which assets re-price more quickly than funding costs.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Loan loss reserves were bolstered at year end to account for charge-offs against the allowance and to give recognition to the economy’s steep slide into a serious and likely long lasting recession, with expectations for deterioration on credit quality arising from faltering economic and financial conditions. During the six month period ended June 30, 2009, we recorded an additional provision expense of $216. Loans considered as potential problem loans increased from $14,011 at June 30, 2008 to $32,132 at June 30, 2009. Non accrual loans however, decreased from $2,028 at June 30, 2008 to $724 at June 30, 2009. As a percent of total loans, the allowance was 1.1% at June 30, 2009, compared to 1.0% at December 31, 2008 and 0.68% at June 30, 2008. Annualized net charge-offs were 0.11% of average loans in the first half of 2009 compared to 0.41% year-over-year.
The Company adopted FSP FAS 115-2 and FAS 124-2 issued by the FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (“OCI”). Refer to Note 3, Investment Securities, for a further discussion of securities impairment, and the following discussion of trust preferred CDO securities.
Trust Preferred CDO Securities. Between April 08, 2003 and March 17, 2008, the Company invested in multiple investment grade tranches of trust preferred CDO securities. The underlying collateral for the security is pooled trust preferred securities issued by banks, insurance companies and real estate investment trusts geographically dispersed across the United States. The Company holds 32 such separate securities. These securities generally have a floating rate which adjusts to three-month Libor plus a specified margin every quarter. These securities can be called in whole by the issuer after five years or ten years, and had an expected initial life of 10 years and maximum life of 30 years.
At June 30, 2008, all of the trust preferred CDO securities were still investment grade rated, were paying as agreed with no shortfall in principal or interest payments, and were determined not to involve other-than-temporary impairment (“OTTI”). During the second half of 2008 and through the second quarter of 2009, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include but are not limited to: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, regulatory actions. As a result of changes in these and various other factors during the second quarter 2009, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple CDO securities, including securities held by the Company. Thirty-one of the securities held by the Company are now considered to be below investment grade, with one security still rated investment grade. The deteriorating economic, credit, and financial conditions experienced in 2008 and 2009 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities.
The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter 2009 in accordance with FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, issued by the FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI). The Credit-related OTTI recognized in earnings during the first quarter 2009 related to securities recently other than temporarily impaired. The credit-related OTTI recognized during the first quarter 2009 was $3.7 million and was solely related to available-for-sale securities newly deemed other than temporarily having a book value of $11.5 million. Noncredit-related impairment these securities, which are not expected to be sold, was $6.6 million and was recognized in OCI during the first quarter 2009.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
To determine the extent of impairment at June 30, 2009, we considered various factors and used a discounted cash flow analysis. Among the factors considered were: how much fair value has declined below cost; length of time the decline in fair value has existed; financial condition of the underlying issuers; reasons attributable for the decline in value; changes in credit ratings; projected payments on the securities; and changes in laws/regulations affecting the securities. Cash flow modeling was performed to determine if the present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased. The cash flows on 19 of the 32 trust preferred CDO securities were equivalent to the original cash flows projected when the security was purchased as there have been no principal or interest shortfalls on the 19 securities. In general, the cash flows were modeled under a base model scenario, which included assumptions for annual defaults, prepayments percentages and recovery percentages on the issuers on the underlying trust preferred securities. The cash flow analysis supports our assertion that there was no change in the present value of cash flows for 19 of the 32 securities. We also used a stress analysis on the securities to determine how much in additional deferrals/defaults must occur before the security will experience a change in cash flows. We determined that the decline in fair value below amortized cost is temporary for 19 of the 32 securities based on management’s assessment of the factors, projected full recoverability of the cash flows, results of stress analysis, and that the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis. We will continue to evaluate our trust preferred CDO securities portfolio for OTTI on a quarterly basis.
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
At June 30, 2009, the Company reviewed a variety of alternative pricing information including pricing provided by independent investment banking/brokerage and financial consulting sources. At June 30, 2009, the Company valued the trust preferred CDO securities using values provided by an independent investment banking/brokerage firm. The estimates of fair value are predominately based on a review of the securities and any recent sales activity of the same or similar securities, and are considered to be representative of the price at which the security could be sold in the current inactive and illiquid market. The general methodology includes the following:
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

5.
The effective discount rates on all overall basis generally range from 3.07% to 32.65% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

Based on its analysis, the Company currently believes that a weighted average value of approximately $0.34 per $1.00 of par value is representative of the fair value of the entire trust preferred CDO securities portfolio, as of June 30, 2009. In comparison, as of December 31, 2008, management reported a weighted average value of approximately $0.43 per $1.00 of par value as representative of the fair value of the entire trust preferred securities portfolio.
Based upon the results of our impairment testing and determination of fair value, as of June 30, 2009, our trust preferred CDO securities, had a fair value of $11.4 million and a par value of $35.1 million at June 30, 2009. At June 30, 2009, the Company had thirteen securities on which the analysis indicated other-than-temporary impairment. These thirteen securities had impairment losses of $14.3 million, of which $10.8 million was recorded as expense and $3.5 million was recorded in other comprehensive loss.
As discussed above, the fair value of the remaining 19 trust preferred CDO securities also reflect a significant discount to cost. However, based on management’s analysis, these securities were not considered to have OTTI at June 30, 2009. In the event that any of these 19 trust preferred CDO securities are determined to be OTTI in the future, OTTI charges will need to be recorded against earnings. These 19 trust preferred CDO securities had a weighted average fair value estimated by us to be $9.02 million, or approximately $0.51 for every $1.00 of par value, as of June 30, 2009.
At June 30, 2009, the Company recognized $815 of other-than-temporary losses attributable to its General Motors Corporation Corporate Securities with a cost basis of $1,102. The impairment charges were recognized due to the fact that General Motors filed for government-assisted Chapter 11 bankruptcy protection on June 1, 2009. On July 10, 2009, a new entity, NGMCO, Inc purchased the ongoing operations and trademarks from GM. The purchasing company in turn changed its name from NGMCO, Inc to General Motors Company, marking the emergence of a new operation from the “pre-packaged” Chapter 11 reorganization. Under the reorganization process, termed a 363 sale, the purchaser of the assets of a company in bankruptcy proceedings is able to obtain approval for the purchase from the court prior to the submission of a re-organization plan, free of liens and other claims.
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
Cash and cash equivalents increased by $73,076 from June 30, 2008 and increased by $65,776 from levels measured at year-end. The changes are mainly attributable to the deposit balance at the Federal Reserve Bank which increased by $85,646 from June 30, 2008 and $67,851 from year-end, as the Company has elected to maintain increased cash reserves at the current time. Operating activities provided cash of $2,577 and $2,223 during the six months ended June 30, 2009 and 2008, respectively. Key differences stem mainly from: 1) a decrease in net income of $7,834 compared to June 30, 2008; 2) loans held for sale decreased by $97 at June 30, 2009 as compared to an increase of $61 at June 30, 2008; 3) gains on the call of investments were $169 at June 30, 2009 compared to $82 at June 30, 2008; 4) amortization, accretion and depreciation on securities were $352 in 2009 compared to $362 in 2008; 5) provisions for loan loss were $216 at June 30, 2009 compared to $390 at June 30, 2008; 6) other real estate gains of $15 were recorded at June 30, 2009 compared to a $51 gain at June 30, 2008, and 7) deferred tax benefit at June 30, 2009 increased by $4,006 compared to a $4 increase at June 30, 2008. The deferred tax benefit at June 30, 2009 was due mainly to the tax benefit of the other-than-temporary-impairment charge of $11,640. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for investing and financing activities for June 30, 2009 and 2008.
The following table details the cash flows from operating activities:

	Six Months Ended
	June 30,
	2009	2008
Net Income (loss)	$(5,995)	$1,839
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	352	362
Provision for loan loss	216	390
Investment securities losses (gains), net	(169)	(82)
Impairment losses	11,640
Other real estate (gains) losses, net	(15)	(51)
Impact of loans held for sale	97	(61)
Deferred tax	(4,006)	(4)
Changes in other assets and liabilities	457	(170)

Net cash flows from operating activities	$2,577	$2,223

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Capital Resources
The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured (25.9%) for the six months ended June 30, 2009 and (2.6%) for the six months ended June 30, 2008. Overall capital (a figure which reflects the cumulative adjustment to retained earnings, earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) decreased at an annual rate of 4.84%, primarily due to unrealized losses on available for sale investment securities. Capital remains within regulatory requirements for “well capitalized” financial institutions.
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
In April 2009, the FFIEC issued additional instructions for reporting of direct credit substitutions that have been downgraded below investment grade. Included in the definition of a direct credit substitute are mezzanine and subordinated tranches of collateralized debt obligations and non agency Collateralized Mortgage Obligations. Adopting these instructions for the June 30, 2009 period results in an increase in total risk weighted assets with an attendant decrease in the risk-based capital and Tier 1 risk based capital ratios.
As a result of the decline in value of our trust preferred CDO securities the regulatory capital levels of the Bank have come under significant pressure. As a result of investment downgrades by the rating agencies during the first and second quarter, 31 of the 32 trust preferred CDO and the General Motors corporate securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increased the Bank’s risk-weighted assets for these securities to $112.4 million, well above the $35.1 million in amortized cost of these securities as of June 30, 2009, thereby significantly diluting the regulatory capital ratios. Upon applying the higher level of risk weighted assets to the Banks’ regulatory capital ratios, the calculated ratios are as follows at June 30, 2009: a Tier 1 leverage ratio of 9.10% (compared to a “well capitalized” threshold of 5.0%); a Tier 1 risk-based capital ratio of 12.37% (compared to a “well capitalized threshold of 6.00%); and a total risk based capital ratio of 13.07% (compared to a “well capitalized threshold of 10.00% and an “adequately capitalized” threshold of 8.00%)

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Risk based capital standards require a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines. Capital ratios remained within regulatory minimums for “well capitalized” financial institutions.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008

Tier 1 Capital	$46,336	$52,045
Tier 2 Capital	2,633	2,476

TOTAL QUALIFYING CAPITAL	$48,969	$54,521

Risk Adjusted
Total Assets (*)	$374,526	$317,861
Tier 1 Risk-Based Capital Ratio	12.37%	16.37%
Total Risk-Based Capital Ratio	13.07%	17.15%
Tier 1 Risk-Based
Capital to Average Assets (Leverage Capital Ratio)	9.10%	10.58%

(*)	Includes off-balance sheet exposures.
Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $508,954 for the six months ended June 30, 2009 and $492,033 for the year ended December 31, 2008.
In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of June 30, 2009 and December 31, 2008. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	June 30,	December 31,	Well	Adequately
	2009	2008	Capitalized	Capitalized

Total risk-based capital to risk-weighted assets	13.07%	17.15%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	12.37%	16.37%	6.00%	4.00%
Tier 1 capital to average assets	9.10%	10.58%	5.00%	4.00%
On March 2, 2009, the Company announced that, at the February 24, 2009 meeting, the Company’s Board of Directors declared a quarterly stock dividend of 1% payable on April 1, 2009 to shareholders of record as of March 9, 2009. The regular quarterly cash dividend, which most recently had been paid at the rate of $0.22 per share had been curtailed.
On May 26, 2009, the Board of Directors of Cortland Bancorp (CLDB) and The Cortland Savings and Banking Company (Cortland Banks), a wholly-owned subsidiary of CLDB, adopted a resolution authorizing President and Chief Executive Officer Lawrence A. Fantauzzi to enter into the Memorandum of Understanding (MOU) with the Federal Reserve Bank of Cleveland (Federal Reserve). The MOU which was executed June 1, 2009, requires CLDB and Cortland Banks to obtain the Federal Reserve’s approval prior to paying any dividends.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
First Six Months of 2009 as Compared to First Six Months of 2008

	INTEREST MARGIN YTD
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other earning assets	$52,929	$68	0.3%	$11,624	$144	2.5%
Investment securities (1) (2)	186,557	5,005	5.4%	224,850	6,366	5.7%
Loans (2) (3)	239,594	7,653	6.4%	225,477	7,793	6.9%

Total interest-earning assets	$479,080	$12,726	5.3%	$461,951	$14,303	6.2%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$63,105	$281	0.9%	$47,206	$345	1.5%
Savings	83,836	332	0.8%	76,019	400	1.1%
Time	179,389	2,909	3.3%	181,267	3,956	4.4%

Total interest-bearing deposits	326,330	3,522	2.2%	304,492	4,701	3.1%
Federal funds purchased				310	7	4.4%
Other borrowings	68,542	1,414	4.2%	71,296	1, 597	4.5%
Subordinated debt	5,155	77	3.0%	5,155	135	5.2%

Total interest-bearing liabilities	$400,027	$5,013	2.5%	$381,253	$6,440	3.4%

Net interest income		$7,713			$7,863

Net interest rate spread (4)			2.8%			2.8%

Net interest margin (5)			3.2%			3.4%

(1)	Includes both taxable and tax exempt securities.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.
The tax equivalent income adjustment for loans and investments is $42 and $322 for June 2009 and $39 and $354 for June 2008.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Analysis of Net Interest Income for the First Six Months
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent, net interest income measured $7,713 at June 30, 2009 and $7,863 at June 30, 2008. During the recent reporting period the net interest margin ratio registered 3.21% at June 30, 2009 and 3.40% at June 30, 2008.
The decrease in interest income, on a fully taxable equivalent basis, of $1,577 is the product of a 3.7% year-over-year increase in average earning assets and an 88 basis point decrease in interest rates earned. The decrease in interest expense of $1,427 was a product of an 86 basis point decrease in rates paid offset slightly by a 4.9% increase in interest-bearing liabilities. The net result was a 1.9% decrease in net interest income on a fully taxable equivalent basis and a 19 basis point decrease in the Company’s net interest margin ratio.
Interest and dividend income on securities registered a decrease of $1,329 or 22.1%, during the six months ended June 30, 2009 when compared to 2008. On a fully taxable equivalent basis, income on investment securities decreased by $1,361 or 21.4%. The average invested balances in securities decreased by $38,293 or 17.0% from the levels of a year ago. The decrease in the average balance of investment securities resulted from a management decision to not reinvest all of the proceeds from called securities that were realized in 2008 and 2009. During the first six months ended June 30, 2009, $215 in investment securities were purchased while $46,064 of investment securities were called by the issuer or matured, and in the second quarter of 2008 $31,760 in investment securities were purchased while $52,103 were called by the issuer or matured. There were no sales of investment securities in 2008 or 2009. The decrease in the average balance of investment securities was accompanied by a 28 basis point decrease in the tax equivalent yield of the portfolio.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Interest and fees on loans decreased by $143 or 1.8%, while on a fully taxable equivalent basis, income on loans decreased by $140 or 1.8%, for the six months of 2009 compared to 2008. A $14,117 increase in the average balance of the loan portfolio, or 6.3%, was accompanied by a 53 basis point decrease in the portfolio’s tax equivalent yield. This increase in the average loan portfolio balance is a direct result of efforts to increase market share. The Company has benefited from new loan referrals from existing customers as well as from a customer testimonial advertising and marketing campaign which has generated interest in the Company’s line of products and services.
Other interest income decreased by $76 from the same period a year ago. The average balance of federal funds sold and other money market funds increased by $41,305, or 355.3%. The yield decreased by 224 basis points during the first six months of 2009 compared to 2008, as a result of Federal Reserve monetary policy.
Average interest-bearing demand deposits and money market accounts increased by $15,899 while savings increased by $7,817. Total interest paid on these products was $613 a $132 decrease from last year. The average rate paid on these products decreased by 37 basis points in the aggregate. The average balance of time deposit products decreased by $1,878 as the average rate paid decreased by 111 basis points, from 4.4% to 3.3%. Interest expense decreased on time deposits by $1,047 from the prior year.
Compared to last year, average borrowings, subordinated debt and federal funds purchased decreased by $2,754, while the average rate paid on borrowings decreased by 47 basis points.
Net interest income after provision for loan losses was reduced by $216 of provisions for loan losses recognized in 2009 compared to $390 recognized at June 30, 2008. The amount charged to operations as a provision to loan loss in the first six months of 2009, was made to account for charge-offs against the allowance, and to also account for management’s assessment of the increased credit risk in the commercial real estate and commercial loan portfolios and the current economic environment.
Analysis of Other Income, Other Expense and Federal Income Tax for the First Six Months
Other income from all sources decreased by $11,422 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $169 from the same period a year ago due to an increase in loan sales activity. This increase in loan sales activity for the first half of 2009 as compared to 2008 is attributable to the significant decline in mortgage interest rates during the fourth quarter of 2008 and the first half of 2009. Gains on securities called and net gains on the sale of available for sale investment securities increased by $87 from year ago levels. With rates falling during the quarter, U.S. Government agencies and corporations elected to call an increasing number of issues. The Bank held several of these issues at a discount and thus recognized a gain when they were called. 2009 gains were offset by an $11,640 impairment loss attributable to Collateralized Debt Obligations (CDO’s), representing pools of trust preferred debt primarily issued by bank holding companies, and insurance companies and General Motors bonds. (See Note 3-Investment Securities and General Motors Bonds). Fees for other customer services decreased by $47. Gain on the sale of Other Real Estate Owned (OREO) was $15 at June 30, 2009, a decrease of $36 from the gain of $51 recorded at June 30, 2008. This gain in 2008 was on the sale of one property that was held in OREO since 2007. Other sources of non-recurring non-interest income increased by $45 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Total other expenses in the first six months were $6,837 in 2009 compared to $6,414 in 2008, an increase of $423 or 6.6%. Full time equivalent employment averaged 161 during the first six months of 2009 and 2008. Salaries and benefits increased by $82, or 2.3%, from the similar period a year ago. This increase is due to increases in employee benefits, primarily hospitalization.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
For the first six months of 2009, state and local taxes decreased by $65. Occupancy and equipment expense decreased by $26 or 2.7%.
Insurance premiums paid to the FDIC increased by $496. The increase is primarily due to the increase in the rates banks pay for deposit insurance. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250,000 (in effect until December 31, 2013) per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC adopted a Restoration Plan to restore the reserve ratio of the Deposit Insurance Fund (DIF) to 1.15%. Effective April 1, 2009, the Restoration Plan provides base assessment rate adjustments. In addition, under an interim rule, the FDIC imposed a five basis point emergency special assessment on insured depository institutions on June 30, 2009. The special assessment is payable on September 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institutions assessment base for the second quarter of 2009. The interim rule also authorizes the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. Based upon the Restoration Plan, the emergency assessment on June 30, 2009 and the proposed five basis point additional emergency special assessment after June 30, 2009, the Company anticipates its FDIC insurance expense will continue to adversely impact operating expenses for the year ended December 31, 2009.
All other expense categories decreased by 4.1%, or $64 as a group. This expense category is subject to fluctuation due to non-recurring items.
Loss before income tax benefit amounted to $(9,507) for the first six months of 2009 compared to income before income tax of $2,285 for the similar period of 2008. The effective tax rate for the first six months was (36.9)% in 2009 and 19.5% in 2008, resulting in income tax benefit of $3,512 and expense of $446 respectively. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	SIX MONTHS ENDED
	June 30,
	2009	2008

Provision at statutory rate	$(3,232)	$777
Add (Deduct):
Tax effect of non-taxable income	(314)	(382)
Tax effect of non-deductible expense	34	51

Federal income tax (benefit) expense	$(3,512)	$446

Net loss for the first six months registered $(5,995) in 2009 compared to net income $1,839 in 2008, representing per share amounts of $(1.32) in 2009 and $0.41 in 2008. There were no cash dividends declared in 2009 compared to $0.43 in 2008.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Core earnings (earnings before other–than-temporary impairment charge, gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items such as the FDIC special assessment) decreased by $151 or 8.7%, in the first six months of 2009 compared to 2008 primarily due to increased FDIC assessment rates. Core earnings for the first six months of 2009 were $1,588 compared to $1,739 for the same six month period in 2008. Core earnings per share were $0.35 at June 30, 2009 and $0.39 at June 30, 2008. The following is reconciliation between core earnings and earnings as reported under generally accepted accounting principles in the United States (GAAP earnings):

	Six Months Ended
	June 30,
	2009	2008
GAAP Earnings or loss	$(5,995)	$1,839
Investment security losses (gains)-net	(169)	(82)
Impairment losses on investment securities	11,640
Gain on sale of loans	(190)	(21)
(Gain) Loss on sale of other real estate	(15)	(51)
Loss on disposition of fixed assets		2
FDIC special assessment	224
Tax effect of adjustments	(3,907)	52

Core Earnings	$1,588	$1,739

Core earnings per share	$0.35	$0.39

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Analysis of Assets and Liabilities
Our earning assets are comprised of investment securities, loans and loans held for sale, deposits at financial institutions, mainly the Federal Reserve Bank and Federal Funds. Earning assets were $463,733 at June 30, 2009, an increase of 2.2% from June 30, 2008, which was $453,847, and an increase of 1.6% since December 31, 2008, which stood at $456,220.
Total cash and cash equivalents increased by $65,776 from year-end, and by $73,076 from the twelve month period ending June 30, 2008. This is due mainly to deposits held at the Federal Reserve Bank, which increased by $67,859 from year-end and increased by $76,208 from June 30, 2008. Bank management has elected to employ a higher level of deposits at the Federal Reserve Bank which are now interest bearing to achieve a higher level of short-term liquidity needed to support loan demand, and compensate for poorly functioning credit markets.
We classify investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity, if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have some securities in our held-to-maturity investment portfolio.
At June 30, 2009, the investment securities portfolio was $141,773 compared to $215,336 at June 30, 2008, a decrease of $73,563 or 34.2%. Investment securities decreased $49,981 compared to December 31, 2008, a decrease of 26.1%. This decrease is primarily attributable to security calls and principle paydowns. Investment securities represented 30.6% of earning assets at June 30, 2009, compared to 47.4% at June 30, 2008, and 42.0% at December 31, 2008. The Bank’s management elected not to reinvest all of the proceeds from called securities that were realized during the six months ended June 30, 2009 and the end of 2008. The investment portfolio represented 36.7% of each deposit dollar, down from 59.3% a year ago and 50.5% at year end levels.
The investment securities available-for-sale portfolio had unrealized losses net of unrealized gains of $9,429 at June 30, 2009 and $9,370 at June 30, 2008, a decrease of $7.4 million compared to net unrealized losses of $16.8 million at December 31, 2008. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 9 to the financial statements. An $11.6 million other-than-temporary-impairment was recorded during the first half of 2009 related to thirteen pooled trust preferred securities and investments in General Motors Corporation bonds.
The annualized yields on investments securities, on a taxable equivalent basis, were 5.4% for the six months ended June 30, 2009, compared to 5.7% for the six months ended June 30, 2008, and 5.6% for the twelve months ended December 31, 2008. Quarter to date annualized yields on investment securities on a taxable equivalent basis were 5.3% for June 30, 2009, 5.6% for June 30, 2008 and 5.5% for December 31, 2008.
Loans net of the allowance for losses increased by $6,239 during the twelve month period from June 30, 2008 to June 30, 2009, and decreased by $10,451 from year-end. Gross loans as a percentage of earning assets stood at 50.8% as of June 30, 2009, 50.3% at June 30, 2008 and 53.9% as of December 31, 2008. The loan to deposit ratio at the end of the first six months of 2009 was 61.0% as compared to 62.9% for the same period a year ago. The increase in loans from June 30, 2008 primarily resulted from efforts to increase market share. The Company benefited from new loan referrals from existing customers as well as from a customer testimonial advertising and marketing campaign which has generated interest in the Company’s line of products and services. The decrease from year end was due in part to a single 90 day term commercial loan for $7,755 that closed in December 2008 and was fully secured by a segregated deposit account with the Bank. The loan matured in the first quarter of 2009. At June 30, 2009 the loan loss allowance of $2,556 represented approximately 1.1% of outstanding loans, and at June 30, 2008 the loan loss allowance of $1,554 represented approximately 0.7% of outstanding loans. The loan loss allowance at December 31, 2008 of $2,470 represented approximately 1.0% of outstanding loans.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
During the first six months, loan charge-offs were $207 in 2009 compared to $518 in 2008, while the recovery of previously charged-off loans amounted to $77 in 2009 compared to $61 in 2008. Non-accrual loans at June 30, 2009 and December 31, 2008 represented 0.3% of the loan portfolio compared to 0.9% at June 30, 2008.
Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.
Premises and equipment decreased by $203 from year-end and increased by $259 from June 30, 2008. The increase year-over-year from 2008 is mainly due to the purchase of property and construction of a new banking office in North Lima, Ohio. This branch opened in November of 2008, and replaced an existing leased bank location.
Other assets increased by $1,311 or 12.0% from year-end and $4,103 or 50.6% from June 30, 2008. Other real estate owned stood at $720 in June 2009 as compared to $809 at December 31, 2008 and $568 at June 30, 2008. Net deferred tax assets measured $7,960 at June 30, 2009, $6,456 at December 31, 2008 and $3,430 at June 30, 2008, primarily reflecting an increase in deferred tax benefits arising from unrealized losses on available for sale investment securities, the increase in provision for loan loss from June 2008,and an other-than-temporary impairment loss recognized in the fourth quarter of 2008 and the first half of 2009. Interest receivable on investments and loans stood at $2,034 at June 30, 2009, $2,637 at December 31, 2008 and $2,676 at June 30, 2008. Bank owned life insurance had a cash surrender value of $12,980 at June 30, 2009, $12,748 at December 31, 2008 and $12,515 at June 30, 2008.
Non interest-bearing deposits decreased by $435 from year-end and increased by $1,998 from twelve months ago. Interest-bearing deposits increased by $6,651 from year-end and increased by $21,103 from June 30, 2008. The increase from June 30, 2008 is made up mainly of an increase in super passbook savings accounts of $6,656 and a $14,486 increase in money market accounts.
Federal Home Loan Bank advances and other short term borrowings increased by $755 from year-end and by $74 from June 30, 2008.
Other liabilities measured $4,666 at June 30, 2009, $4,081 at December 31, 2008 and $10,382 at June 30, 2008. The two major components in other liabilities are accrued interest on deposits and borrowings which measured $893 at June 30, 2009, $966 at December 31, 2008 and $1,144 at June 30, 2008. The other large component is accrued expense which measured $3,053 at June 30, 2009, $3,020 at December 31, 2008 and $2,366 at June 30, 2008. The largest item in this category is accrued expense for post-retirement benefits. At June 30, 2008 there was also a $6,240 liability for securities to settle, which accounts for the large fluctuation.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Second Quarter of 2009 as Compared to Second Quarter of 2008

	INTEREST MARGIN QTD
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other money market funds	$75,331	$48	0.3%	$12,799	$65	2.1%

Investment securities (1) (2)	169,883	2,233	5.3%	221,857	3,108	5.6%
Loans (2) (3)	236,553	3,777	6.4%	227,222	3,868	6.8%

Total interest-earning assets	$481,767	$6,058	5.1%	$461,878	$7,041	6.1%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$63,972	$118	0.7%	$50,071	$164	1.3%
Savings	85,613	148	0.7%	77,273	204	1.1%
Time	180,219	1,421	3.2%	179,252	1,856	4.2%

Total interest-bearing deposits	329,804	1,687	2.1%	306,596	2,224	2.9%

Federal funds purchased
Subordinated Debt	5,155	34	2.7%	5,155	56	4.3%

Other borrowings	68,795	711	4.2%	70,820	771	4.4%

Total interest-bearing liabilities	$403,754	$2,432	2.4%	$382,571	$3,051	3.2%

Net interest income		$3,626			$3,990

Net interest rate spread (4)			2.7%			2.9%

Net interest margin (5)			3.0%			3.4%

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

The tax equivalent income adjustment for loans and investments is $17 and $160 for June 2009 and $19 and $178 for June 2008.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Analysis of Net Interest Income for the Second Quarter
Tax equivalent net interest income for the Company during the second quarter of 2009 decreased by $353 an 8.9% decrease from the second quarter of 2008. The yield on earning assets decreased by 103 basis points while second quarter average earning assets increased by 4.3%, or $19,889, when compared to a year ago. The result was a decrease in tax equivalent interest income of $983. The rate paid on interest-bearing liabilities decreased by 79 basis points from the same quarter a year ago, while second quarter average interest-bearing liabilities increased by $21,183 when compared to a year ago, resulting in a decrease in total interest expense of $619. The net interest margin ratio for the quarter registered 3.0% , down 41 basis points from last year’s second quarter.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Analysis of Other Income, Other Expense and Federal Income Tax for the Second Quarter
Loan charge-offs during the quarter were $141 in 2009 compared to $273 in 2008, while the recovery of previously charged-off loans amounted to $47 during the second quarter of 2009 compared to $26 in the same period of 2008. The Company’s provision for loan losses during the quarter ended June 30, 2009 was $65 and $315 in the second quarter of 2008. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management. The balance of the allowance for loan loss and provisions to the loan loss allowance are based on an assessment of both the risk of loss and the amount of loss on loans within the loan portfolio. During the first two quarters of 2009, the amount charged to operations as a provision for loan loss was increased to account for the increase in charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors including factors specific to the local economy and to industries operating in the local market. The company has allocated a portion of the allowance for a number of specific problem loans through the first six months of 2008, but has not experienced significant deterioration in any loan type including the residential real estate portfolios or the commercial loan portfolio as some peer banking company’s have experienced, and accordingly has not added any special provision for these loan types.
Other income decreased by $7,723 from a year ago. The largest reason for this decrease is an other than temporary impairment loss in the amount of $7,912 recorded in the second quarter of 2009 attributable to CDO’s and investments in General Motor Corporation bonds. This was offset slightly by an increase in gains on investment securities of $73. Fees for customer services decreased by $30. Non-taxable income on bank owned life insurance policies increased by $8 reflecting increases in the investment yields associated with these policies. The net gain on loans sold during the quarter amounted to $119, compared to $11 a year ago, an increase of $108 due to an increase in loan sales activity. This increase in loan sales activity for the second quarter of 2009 as compared to 2008 is attributable to the significant decline in mortgage interest rates during the fourth quarter of 2008 and through the first half of 2009. There was a $29 gain on the sale of other real estate.
Total other non-interest expenses in the second quarter were $3,557 in 2009 compared to $3,257 in 2008, an increase of $300 or 9.2%. Salaries and benefits constituted a $31 increase, or 1.7%. State and local taxes decreased by $31 compared to the second quarter of 2008. FDIC expense increased by $427 due to assessment rate increases and a one time special assessment for the second quarter of 2009. Net occupancy expense decreased by $38. Bank exam and audit fees increased by $17, or 18.3%, mainly due to the timing of expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Other expenses decreased by $106 or 14.6%. This expense category is subject to fluctuation due to non-recurring items.
Loss before income tax benefit during the second quarter amounted to $(7,148) in 2009 compared to income before income tax expense of $969 in 2008. Income tax benefit for the second quarter of 2009 was $(2,550) compared to expense of $164 in 2008. Second quarter net loss was $(4,598) in 2009 compared to income of $805 in 2008, representing a decrease of $5,403. Loss per share for the second quarter, adjusted for the 1% stock dividends paid in 2009, was $(1.01) in June 2009 compared to earnings per share of $0.18 in June 2008.
Core earnings (earnings before other than temporary impairment charge, gains on loans sold, investment securities sold or called and certain other non-recurring items) decreased by 21.8% in the second quarter of 2009 compared to 2008. Core earnings for the second quarter of 2009 were $620 compared to last year’s $793 the decrease was primarily due to increased FDIC assessment rates and hospitalization costs. Core earnings per share were $0.14 in 2009 and $0.18 in 2008.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
The following is reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAPP earnings):

	Three Months Ended
	June 30,
	2009	2008
GAAP Earnings	$(4,598)	$805
Investment security gains	(82)	(9)
Impairment losses on investment securities	7,912	—
Gain on sale of loans	(119)	(11)
Gain on sale of other real estate	(29)	—
Loss on disposition of fixed assets		2
FDIC special assessment	224	—
Tax effect of adjustments	(2,688)	6

Core Earnings	$620	$793

Core earnings per share	$0.14	$0.18

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
New Accounting Standards
In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 (postretirement benefit plans) or APB No. 12 (deferred compensation plan). The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement; therefore, a liability should be recognized for future benefits. Issue 06-4 is effective for years beginning after December 15, 2007. The Company adopted EITF Issue No. 06-04 as of January 1, 2008 and the cumulative effect of a change in accounting principle to recognize a liability for the death benefit promised under a split-dollar life insurance arrangement totaled $539 and was recorded as a reduction of retained earnings in 2008. The net amounts expensed in the year ended December 31, 2008 was $46 and $21 for the six months ended June 30, 2009. The accumulated liability at June 30, 2009 is $606.
In January,2009, the FASB issued FASB Staff Position NO. EITF 99-20, Amendments to Impairment Guidance of EITF Issue No. 99-20, entitled Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets. The intention was to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. For debt securities that are beneficial interests in securitized financial assets within the scope of Issue 99-20, an impairment is considered other than temporary, if, based on the Company’s best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there has been an adverse change in those estimated cash flows. The statement requires the use of market participant assumptions rather than reasonable management judgment of the probability of collecting all cash flows previously projected. In a dislocated market, this can automatically result in an other-than-temporary impairment when the fair value is less than the cost basis. The FSP was effective for interim and annual reporting periods ending after December 15, 2008, and was applied in the financial statements and disclosures beginning December 31, 2008, and the results have been applied in the financial statements and disclosures included herein, without a material impact on the consolidated financial statements.
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
FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. The Company adopted the provisions of FSP 157-4 during the first quarter of 2009 and the results have been applied in the financial statements and disclosures included herein, without a material impact on the consolidated financial statements. See Note 9 – Fair Value Measurements.

CORTLAND BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the first quarter of 2009. See Note 3 – Investments.
FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include discloses about the fair value of its financial instruments whenever is issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included herein. See Note 9 – Fair Value Measurements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS165). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 was effective for the Company as of June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations, or disclosures.
On June 29, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“FAS 168”) Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. FAS 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt FAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.
The Company has been, until recently, entitled to engage in the expanded range of activities in which a financial holding company, as defined in Federal Reserve Board rules, may engage. However, the Company had not taken advantage of that expanded authority and has elected to rescind its financial holding company status. The Company is now entitled to engage in these activities deemed permissible to a bank holding company, as defined by Federal Reserve Board rules and the applicable laws of the United States.

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
The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2009 and December 31, 2008. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2009 and December 31, 2008 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
(Dollars in thousands, except for per share amounts)
Over the past twelve months, the Federal Reserve has lowered the rate on overnight federal funds by 200 basis points. At June 30, 2009, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 334 basis points compared to a positive 214 basis points at December 31, 2008. With longer-term rates exceeding short-term rates the yield curve has a positive slope.
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $14,029, for the twelve month period ending June 30, 2010.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending
	Net Interest Income		$ Change in NII		% Change in NII
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Changes in Interest Rates	2010	2009	2010	2009	2010	2009

Graduated increase of +300 basis points	$15,095	$15,380	$1,066	$(84)	7.6%	(0.5)%
Short term rates unchanged	14,029	15,464
Graduated decrease of -300 basis points	14,664	15,333	635	(131)	4.5%	(0.8)%
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
Not applicable
Company’s Common Stock . There were no repurchases of shares of the Company’s common stock during the three months ended June 30, 2009.
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
(a) On April 21, 2009, Cortland Bancorp held its annual meeting of shareholders.
(b) The following directors were elected for the three-year term ending in 2012.
George Gessner
James E. Hoffman III
Timothy K. Woofter
Directors whose terms of office continued after the annual meeting:
Jerry A. Carlton
David C. Cole
Lawrence A. Fantauzzi
James M. Gasior
Neil J. Kaback
K. Ray Mahan
Richard B. Thompson
(c) At the close of business on the record date 4,481,130 Cortland Bancorp shares were outstanding and entitled to vote.

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
The result of the election of directors was as follows:

		Votes
	Votes	Cast	Votes
	Cast For	Against	Abstained

George Gessner	1,276,752	42,620	0
James E. Hoffman	1,266,780	52,591	0
Timothy K. Woofter	1,270,272	49,100	0
Item 5. Other Information
Not applicable

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2	Plan of acquisition, reorganization, arrangement, liquidation or succession		N/A

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio	10-K	3.1	03/16/06

3.2	Code of Regulations, as amended

	For the Bancorp	10-K	3.2	03/16/06
	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	10.2	03/16/06

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	3/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002, and September 29, 2005	10-K	10.13	03/16/06

*10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005	10-K	10.14	03/16/06

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005	10-K	10.15	03/16/06

*10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002	10-K	10.16	03/16/06

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
*10.17	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.17	12/12/08

*10.18	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.19	12/12/08

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.22	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.23	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.23	12/12/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
*10.24	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.24	12/12/08

*10.25	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.25	12/12/08

*10.26	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.26	12/12/08

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.28	Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.28	12/12/08

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.30	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.30	12/12/08

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
*10.31	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Timothy Carney, Lawrence A. Fantauzzi, James M. Gasior, and Stephen A. Telego, Sr.	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene Lenio, Craig M. Phythyon, Barbara Sandrock, and Danny L. White	8-K	10.32	12/12/08

11	Statement re computation of per share earnings		See Note 6 of financial statements

15	Letter re unaudited interim financial statements		N/A

18	Letter re change in accounting principles		N/A

19	Report furnished to security holders		N/A

22	Published report regarding matters submitted to vote of security holders		N/A

23	Consents of experts and counsel — Consent of independent registered public Accounting firms		N/A

24	Power of Attorney		N/A

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)				✓

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

*	Management contract or compensatory plan or arrangement
Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to James Gasior, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)
DATED: August 10, 2009	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President (Chief Executive Officer)

DATED: August 10, 2009	/s/ James M. Gasior
James M. Gasior
Secretary (Chief Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓