Form 10-Q/A
period 2009-03-31
CORTLAND BANCORP INC
filed 2009-08-17
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
Amendment No. 1
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

Cortland Bancorp
EXPLANATORY NOTE
     This Amendment No.1 on Form 10-Q/A amends our Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 15, 2009. This Form 10-Q/A amends PART 1 — FINANCIAL INFORMATION Item 1. Financial Statements, Cortland Bancorp and Subsidiaries, CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) ON PAGE 4. The amended statement has changes to the break down of Comprehensive loss for the three months ended March 31, 2009 and also amends the additional information which breaks out the COMPONENTS OF OTHER COMPREHENSIVE LOSS (INCOME) for both March 31, 2009 and 2008 which was originally labeled DISCLOSURE OF RECLASSIFICATION FOR AVAILABLE FOR SALE SECURITY GAINS AND LOSSES.
     This Form 10-Q/A only amends portions of the CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED). No other Item in the Form 10-Q filed on May 15, 2009 is amended, modified or updated hereby. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-Q/A.
     This amendment No.1 on form 10-Q/A does not reflect events occurring after the filing of the original 10-Q or modify or update those disclosures affected by subsequent events.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Cortland Bancorp and Subsidiaries:

Consolidated Balance Sheets — March 31, 2009 (unaudited) and December 31, 2008	2

Unaudited Consolidated Statements of Income — Three Months Ended March 31, 2009 and 2008	3

Unaudited Consolidated Statement of Changes in Shareholders’ Equity — Three months ended March 31, 2009 and 2008	4

Unaudited Consolidated Statements of Cash Flows — Three months ended March 31, 2009 and 2008	5

Unaudited Notes to Consolidated Financial Statements March 31, 2009	6 - 19

PART II — OTHER INFORMATION

Item 6. Exhibits	20

Signatures	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32

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

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

THREE MONTHS ENDED MARCH 31, 2008

BALANCE AT JANUARY 1, 2008	$23,200	$20,976	$9,386	$(94)	$(4,644)	$48,824

Cumulative effect of adjustment from adoption of of Emerging Issues Task Force issue 06-04			(539)			(539)

Balance after cummulative effect of adjustment	23,200	20,976	8,847	(94)	(4,644)	48,285

Comprehensive loss:
Net income			1,034			1,034
Other comprehensive loss, net of tax:
Unrealized losses on available- for-sale securities, net of reclassification adjustment				(1,591)		(1,591)

Total comprehensive loss						(557)

Common stock transactions:
Treasury shares reissued		(64)			300	236
Treasury shares purchased					(148)	(148)
Cash dividends declared			(967)			(967)

BALANCE AT MARCH 31, 2008	$23,200	$20,912	$8,914	$(1,685)	$(4,492)	$46,849

THREE MONTHS ENDED MARCH 31, 2009

BALANCE AT JANUARY 1, 2009	$23,641	$21,078	$6,480	$(11,078)	$(4,093)	$36,028

Comprehensive loss:
Net loss			(1,397)			(1,397)
Other comprehensive loss, net of tax:
Unrealized gains on available for-sale securities, net of reclassification adjustment				2,777		2,777
Other comprenhensive loss, related to securities for which other than temporary impairment has been recognized in earnings, net of tax				(4,345)		(4,345)

Total comprehensive loss						(2,965)

Common stock transactions:
Treasury shares reissued		(228)			500	272

BALANCE AT MARCH 31, 2009	$23,641	$20,850	$5,083	$(12,646)	$(3,593)	$33,335

	MARCH 31,
	2009	2008

COMPONENTS OF OTHER COMPREHENSIVE LOSS (INCOME):

Net unrealized holding losses on available-for-sale securities arising during the period, net of tax	$(3,971)	$(1,543)
Less: Reclassification adjustment for net gains realized in net income, net of tax	(57)	(48)
Less: Reclassification adjustment for other than temporary impairment losses on debt securities, net of tax	2,460

Net unrealized losses on available- for-sale securities, net of tax	$(1,568)	$(1,591)

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

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION
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

Cortland Bancorp (Registrant)
DATED: August 14, 2009	/s/ Lawrence A. Fantauzzi
Lawrence A. Fantauzzi
President (Chief Executive Officer)

DATED: August 14, 2009	/s/ James M. Gasior
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