Form 10-Q
period 2009-09-30
CORTLAND BANCORP INC
filed 2009-11-09
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING

Common Stock, No Par Value at November 6, 2009	4,525,552 Shares

PART I — FINANCIAL INFORMATION

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
ASSETS
Cash and due from banks	$6,797	$8,394
Interest bearing deposits	51,649	18,449

Total cash and cash equivalents	58,446	26,843

Investment securities available for sale (Note 3)	140,099	121,348
Investment securities held to maturity (estimated fair value of $34,843 at September 30, 2009 and $71,210 at December 31, 2008) (Note 3)	33,859	70,406
Total loans (Note 4)	236,539	246,017
Less allowance for loan losses (Note 4)	(2,389)	(2,470)

Net loans	234,150	243,547

Premises and equipment	7,238	7,571
Bank owned life insurance	13,092	12,748
Other assets	11,491	10,902

Total assets	$498,375	$493,365

LIABILITIES
Noninterest-bearing deposits	$55,670	$58,635
Interest-bearing deposits	324,276	321,318

Total deposits	379,946	379,953

Federal Home Loan Bank advances	62,500	62,500
Other short term borrowings	9,301	5,648
Subordinated debt	5,155	5,155
Other liabilities	4,449	4,081

Total liabilities	461,351	457,337

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,728,267 in 2009 and 2008	23,641	23,641
Additional paid-in capital	20,850	21,078
Retained earnings	(501)	6,480
Accumulated other comprehensive loss	(3,372)	(11,078)
Treasury stock at cost, 202,716 September 30, 2009 and 230,800 at December 31, 2008	(3,594)	(4,093)

Total shareholders’ equity	37,024	36,028

Total liabilities and shareholders’ equity	$498,375	$493,365

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$3,805	$3,847	$11,416	$11,601
Interest and dividends on investment securities:
Taxable interest income	520	1,279	2,155	4,071
Nontaxable interest income	323	381	1,010	1,155
Dividends	43	47	129	144
Interest on mortgage-backed securities	1,016	1,260	3,291	3,609
Other interest income	55	35	123	179

Total interest income	5,762	6,849	18,124	20,759

INTEREST EXPENSE
Deposits	1,501	2,090	5,023	6,791
Borrowed funds	720	776	2,134	2,380
Subordinated debt	27	55	104	190

Total interest expense	2,248	2,921	7,261	9,361

Net interest income	3,514	3,928	10,863	11,398
Provision for loan losses	121	105	337	495

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,393	3,823	10,526	10,903

OTHER INCOME
Fees for other customer services	597	596	1,684	1,730
Investment securities gains — net	8	34	177	116
Impairment losses on investment securities:
Impairment losses on investment securities	(2,330)		(17,449)
Non credit-related losses on securities and not expected to be sold recognized in other comprehensive income before tax	(202)		3,277

Net impairment losses on investment securities	(2,532)		(14,172)
Gain on sale of loans — net	43	4	233	25
Other real estate gains (losses) — net		(2)	15	49
Earnings on bank owned life insurance	136	137	410	402
Other non-interest income	19	29	121	95

Total other income	(1,729)	798	(11,532)	2,417

OTHER EXPENSES
Salaries and employee benefits	1,837	1,788	5,502	5,371
Net occupancy and equipment expense	455	500	1,400	1,471
State and local taxes	103	138	316	416
FDIC expense	233	15	750	36
Bank exam and audit expense	135	129	353	337
Office supplies	82	90	267	282
Other operating expenses	538	598	1,632	1,759

Total other expenses	3,383	3,258	10,220	9,672

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	(1,719)	1,363	(11,226)	3,648

Federal income tax expense (benefit)	(736)	285	(4,248)	731

NET INCOME (LOSS)	$(983)	$1,078	$(6,978)	$2,917

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$(0.22)	$0.24	$(1.54)	$0.65

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$(0.22)	$0.24	$(1.54)	$0.65

CASH DIVIDENDS DECLARED PER SHARE		$0.22		$0.65

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2008

BALANCE AT JANUARY 1, 2008	$23,200	$20,976	$9,386	$(94)	$(4,644)	$48,824

Cumulative effect of adjustment from adoption of of Emerging Issues Task Force issue 06-04			(539)			(539)

Balance after cumulative effect of adjustment	23,200	20,976	8,847	(94)	(4,644)	48,285

Comprehensive loss:
Net income			2,917			2,917
Other comprehensive loss, net of tax benefit:
Unrealized losses on available- for-sale securities, net of reclassification adjustment				(3,944)		(3,944)

Total comprehensive loss						(1,027)

Common stock transactions:
Treasury shares reissued		(206)			942	736
Treasury shares purchased					(746)	(746)
Cash dividends declared			(2,904)			(2,904)

BALANCE AT SEPTEMBER 30, 2008	$23,200	$20,770	$8,860	$(4,038)	$(4,448)	$44,344

NINE MONTHS ENDED SEPTEMBER 30, 2009

BALANCE AT JANUARY 1, 2009	$23,641	$21,078	$6,480	$(11,078)	$(4,093)	$36,028

Comprehensive income:
Net loss			(6,978)			(6,978)
Other comprehensive income, net of tax :
Unrealized gains on available- for-sale securities, net of reclassification adjustment				9,869		9,869
Other comprehensive loss related to securities for which other than temporary impairment has been recognized in earnings, net of tax benefit				(2,163)		(2,163)

Total comprehensive income						728

Common stock transactions:
Treasury shares reissued		(228)			500	272
Treasury shares purchased					(1)	(1)
Cash paid in lieu of fractional shares			(3)			(3)

BALANCE AT SEPTEMBER 30, 2009	$23,641	$20,850	$(501)	$(3,372)	$(3,594)	$37,024

COMPONENTS OF OTHER COMPREHENSIVE LOSS (INCOME)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

Net unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	$1,184	$2,169	$(1,531)	$(3,867)
Reclassification adjustment for net gains realized in net income, net of tax	(5)	(23)	(117)	(77)
Reclassification adjustment for other than temporary impairment losses on debt securities, net of tax	1,672		9,354

Net unrealized gains (losses) on available- for-sale securities, net of tax	$2,851	$2,146	$7,706	$(3,944)

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
NET CASH FLOWS FROM OPERATING ACTIVITIES	$3,379	$3,506

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(37,043)	(30,518)
Purchases of securities held to maturity	(2,040)	(11,908)
Proceeds from call, maturity and principal payments on securities	54,544	61,695
Net decrease ( increase) in loans made to customers	8,532	(9,005)
Proceeds from disposition of other real estate	485	405
Purchases of premises and equipment	(168)	(1,654)

Net cash flows from investing activities	24,310	9,015

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(7)	(4,034)
Proceeds from Federal Home Loan Bank advances		10,000
Pay down of Federal Home Loan Bank borrowings		(6,000)
Net increase (decrease) in short term borrowings	3,653	(97)
Dividends paid	(3)	(2,904)
Purchases of treasury stock	(1)	(746)
Treasury shares reissued	272	736

Net cash flows from financing activities	3,914	(3,045)

NET CHANGE IN CASH AND CASH EQUIVALENTS	31,603	9,476

CASH AND CASH EQUIVALENTS
Beginning of period	26,843	9,441

End of period	$58,446	$18,917

SUPPLEMENTAL DISCLOSURES
Interest paid	$7,382	$9,526
Income taxes paid	$585	$635

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2008, included in our Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) topic 105 “Generally Accepted Accounting Principles” became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, or called using the specific identification method. The table below sets forth the proceeds and gains or losses realized on securities sold or called for the period ended:

	THREE MONTHS		NINE MONTHS
	September 30,		September 30,
	2009	2008	2009	2008

Proceeds on securities sold	None	None	None	None
Gross realized gains	None	None	None	None
Gross realized losses	None	None	None	None

Proceeds on securities called	$1,000	$4,970	$25,220	$36,523
Gross realized gains	8	34	177	116
Gross realized losses	None	None	None	None
Securities available for sale, carried at fair value, totaled $140,099 at September 30, 2009 and $121,348 at December 31, 2008 representing 80.54% and 63.28%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
Investment securities with a carrying value of approximately $90,808 at September 30, 2009 and $104,162 at December 31, 2008 were pledged to secure deposits and for other purposes.
The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

	AMORTIZED	ESTIMATED
Investment securities available for sale	COST	FAIR VALUE

Due in one year or less	$3,277	$3,358
Due after one year through five years	396	409
Due after five years through ten years	10,196	10,344
Due after ten years	37,766	29,289

	51,635	43,400
Mortgage-backed securities	89,824	92,950

Total	$141,459	$136,350

	AMORTIZED	ESTIMATED
Investment securities held to maturity	COST	FAIR VALUE

Due in one year or less	$3,904	$3,994
Due after one year through five years	628	633
Due after five years through ten years	5,679	5,794
Due after ten years	14,725	15,495

	24,936	25,916
Mortgage-backed securities	8,923	8,927

Total	$33,859	$34,843

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of September 30, 2009, are as follows:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities available for sale	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$19,064	$502	$20	$19,546
Obligations of states and political subdivisions	10,704	344		11,048
Mortgage-backed and related securities	89,824	3,245	119	92,950
Trust preferred pools/ Collateralized debt obligations	21,580		9,061	12,519
Corporate securities	287			287

Total debt securities	141,459	4,091	9,200	136,350
Regulatory stock	3,749			3,749

Total available for sale	$145,208	$4,091	$9,200	$140,099

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$131	$13	$	$144
U.S. Government agencies and corporations	5,990	245		6,235
Obligations of states and political subdivisions	18,815	722		19,537
Mortgage-backed and related securities	8,923	368	364	8,927

Total held to maturity	$33,859	$1,348	$364	$34,843

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following provides a summary of the amortized cost and estimated fair value of investment securities available for sale and investment securities held to maturity as of December 31, 2008:

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities available for sale	COST	GAINS	LOSSES	VALUE

U.S. Government agencies and corporations	$11,314	$561	$	$11,875
Obligations of states and political subdivisions	7,293	289	84	7,498
Mortgage-backed and related securities	80,073	2,067	162	81,978
Trust preferred Pools/ collateralized debt obligations	34,600	6	19,460	15,146
Corporate securities	1,102			1,102

Total debt securities	134,382	2,923	19,706	117,599
Regulatory stock	3,749			3,749

Total available for sale	$138,131	$2,923	$19,706	$121,348

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
Investment securities held to maturity	COST	GAINS	LOSSES	VALUE

U.S. Treasury Securities	$134	$18	$	$152
U.S. Government agencies and corporations	32,894	407	50	33,251
Obligations of states and political subdivisions	22,626	726	49	23,303
Mortgage-backed and related securities	14,752	265	513	14,504

Total held to maturity	$70,406	$1,416	$612	$71,210

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at September 30, 2009:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$1,969	$20	$	$	$1,969	$20
Mortgage-backed and related securities	22,231	96	1,024	387	23,255	483
Trust preferred pools/ collateralized debt obligations			12,519	9,061	12,519	9,061

Total	$24,200	$116	$13,543	$9,448	$37,743	$9,564

The above table represents 47 investment securities where the current value is less than the related amortized cost.
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2008:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$3,947	$50	$	$	$3,947	$50
Obligations of states and political subdivisions	2,906	105	370	28	3,276	133
Mortgage-backed and related securities	7,046	526	12,098	149	19,144	675
Trust preferred pools/ collateralized debt obligations	2,737	1,944	12,199	17,516	14,936	19,460

Total	$16,636	$2,625	$24,667	$17,693	$41,303	$20,318

The above table represents 135 investment securities where the current value is less than the related amortized cost.
The unrealized loss on Collateralized Debt Obligations (CDO’S) represents pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The net unrealized loss on these securities at September 30, 2009 was $9,061 as compared to a $19,454 loss at December 31, 2008.
The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations of states and political subdivisions, and mortgage-backed and related securities were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads and not credit quality, and because the Company does not intend to sell those investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.
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
Securities Deemed to be Other-Than-Temporarily Impaired
The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first three quarters of 2009 in accordance with FASB ASC topic 320, “Investments – Debt and Equity Securities.” The purpose of this ASC was to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. This ASC amends the other-than-temporary impairment guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.
For debt securities, ASC topic 320 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), ASC topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.
In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income (loss). The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income (loss). Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the Company does not expect to collect related to a debt security.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at September 30, 2009. The Company recorded impairment credit losses in earnings on available-for-sale securities of $2.5 million and $14.2 million for the three and nine month periods ended September 30, 2009. The $3.3 million non-credit portion of impairment recognized during the nine month period ended September 30, 2009 was recorded in Other Comprehensive Income. No impairment was recorded in the nine months ended September 30, 2008.

	THREE MONTHS ENDED		NINE MONTHS ENDED
Impairment Losses Recognized in Income	September 30,		September 30,
On Other-Than-Temporarily Impaired Securities	2009	2008	2009	2008

Collateralized debt obligations	$2,532	$—	$13,357	$—
General Motors Corporate Securities	—	—	815	—

Total	$2,532	$—	$14,172	$—

At September 30, 2009, the Company recognized $815 of other-than-temporary losses attributable to its General Motors Corporation Corporate Securities with a cost basis of $2,354. The impairment charges were recognized due to the fact that General Motors filed for government-assisted Chapter 11 bankruptcy protection on June 1, 2009. On July 10, 2009, a new entity, NGMCO, Inc purchased the ongoing operations and trademarks from GM. The purchasing company in turn changed its name from NGMCO, Inc to General Motors Company, marking the emergence of a new operation from the “pre-packaged” Chapter 11 reorganization. Under the reorganization process, termed a 363 sale, the purchaser of the assets of a company in bankruptcy proceedings is able to obtain approval for the purchase from the court prior to the submission of a re-organization plan, free of liens and other claims.
For the nine month period ended September 30, 2009, the Company recognized OTTI of $13,357 of which $10,825 was recognized in the first two quarters as other-than-temporary losses attributable to sixteen CDO’s with a cost basis of $19,122. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted from the previous quarter.
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

	CONTRACT OR
	NOTIONAL AMOUNT
	September 30,	December 31,
	2009	2008
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$1,476	$1,301
Variable	33,115	35,699
Standby letters of credit	933	850
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
The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at September 30, 2009 totaled $10,651 and $11,536 at December 31, 2008. The total average daily balance of overdrafts used in 2009 was $136 and $161 in 2008, or approximately 1.3% of the total aggregate overdraft protection available to depositors at September 30, 2009 and 1.4% at December 31, 2008.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The Company, through its subsidiary bank, grants residential, consumer and commercial loans, and also offers a variety of saving plans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	September 30,	December 31,
	2009	2008

1-4 family residential mortgages	26.1%	28.1%
Commercial mortgages	54.6%	52.3%
Consumer loans	3.5%	3.3%
Commercial loans	9.8%	11.3%
Home equity loans	6.0%	5.0%
There are $58 in mortgage loans held for sale included in 1-4 family residential mortgages as of September 30, 2009, and $236 at December 31, 2008. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
The following table sets forth the aggregate balance of underperforming loans for each of the following categories at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Loans accounted for on a non-accrual basis	$785	$858

Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE

Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	591	432

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the nine months ended September 30, 2009 and 2008.

	September 30,	September 30,
	2009	2008
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$100	$148
Interest income actually included in income on the loans	49	29
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
Impaired loans were as follows:

	September 30,	December 31,
	2009	2008

Balance of impaired loans with no allocated allowance	$270	$483
Balance of impaired loans with an allocated allowance	617	441

Total recorded investment in impaired loans	$887	$924

Amount of the allowance allocated to impaired loans	$114	$262

Average balance of impaired loans	$1,073	$1,489

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. Interest income recognized on these loans subsequent to their classification as impaired was $11 for the nine months ended September 30, 2009 and $37 for the twelve months ended December 31, 2008.
Loans in the amount of $31,647 as of September 30, 2009, and $27,499 as of December 31, 2008 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an analysis of the allowance for loan losses for the periods ended September 30, 2009 and September 30, 2008:

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008

Balance at beginning of period	$2,556	$1,554	$2,470	$1,621
Loan charge-offs:
1–4 family residential mortgages	56	22	86	174
Commercial mortgages	166	45	233	258
Consumer loans and other loans	40	69	146	186
Commercial loans	1	1	5	20
Home equity loans	56	—	56	17

	319	137	526	655
Recoveries on previous loan losses
1 – 4 family residential mortgages	—	—	1	—
Commercial mortgages	4	1	28	2
Consumer loans and other loans	27	37	79	97
Commercial loans	—	35	—	35
Home equity loans	—	—	—	—

	31	73	108	134
Net charge-offs	(288)	(64)	(418)	(521)
Provision charged to operations	121	105	337	495

Balance at end of period	$2,389	$1,595	$2,389	$1,595

Ratio of annualized net charge-offs to average loans outstanding	0.49%	0.11%	0.23%	0.31%

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2009	2008	2009	2008

Net Income (Loss)	$(983)	$1,078	$(6,978)	$2,917
Weighted average common shares outstanding*	4,525,551	4,486,031	4,525,505	4,490,547

Basic earnings per share*	$(0.22)	$0.24	$(1.54)	$0.65
Diluted earnings per share*	$(0.22)	$0.24	$(1.54)	$0.65
Dividends declared per share*	$0.00	$0.22	$0.00	$0.65

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the two 1% stock dividends in 2009.
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
The repurchase program terminated on February 28, 2009. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Under the program the Company repurchased 205,986 shares in 2007, 51,817 shares in 2008 and none in 2009. The Company reissued 28,084 shares to existing shareholders through its dividend reinvestment program during 2009, net of repurchased fractional shares.

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
In accordance with FASB ASC Topic 942 “Financial Services – Depository and Lending” the trust is not consolidated with the Company’s financial statements. Accordingly, the Company does not report the securities issued by the trust as liabilities, but instead reports as liabilities the subordinated debentures issued by the Company and held by the trust. The subordinated debentures qualify as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.
9.) Fair Value
Measurements
Accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.
ASC Topic 820 provides guidance for measuring the fair value of an asset or liability in circumstances in which a quoted price in an active market for the identical asset or liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses:
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at 9/30/09 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
Description	09/30/09	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. Government agencies and corporations	$19,546	$	$19,546	$
Obligations of states and political subdivisions	11,048		11,048
Mortgage-backed and related securities	92,950		92,950
Trust preferred pools/ collateralized debt obligations	12,519			12,519
Corporate securities	287		287

Total	$136,350	$	$123,831	$12,519

		Fair Value Measurements at 12/31/08 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
Description	12/31/08	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

U.S. Government agencies and corporations	$11,875	$	$11,875	$
Obligations of states and political subdivisions	7,498		7,498
Mortgage-backed and related securities	81,978		81,978
Trust preferred pools/ collateralized debt obligations	15,146			15,146
Corporate securities	1,102			1,102

Total	$117,599	$	$101,351	$16,248

The following tables present the changes in the Level 3 fair value category for the nine months (Table 1) and three months (Table 2) ended September 30, 2009. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

							Net unrealized
							Losses included
		Net realized/					in net income
		Unrealized gains/					for the period
		(losses) included in		Transfers	Purchases		relating to
			Other	in and/or	issuances		assets held at
	January 1,	Noninterest	Comprehensive	out of	and	September 30,	September 30,
Table 1	2009	Income	Income	Level 3	settlements	2009	2009

Trust preferred pools/CDO’s	$15,146	$(13,357)	$10,393	$	$337	$12,519	$(13,357)
Corporate securities	1,102	(815)		(287)			(815)

							Losses included
		Net realized/					in net income
		Unrealized gains/					for the period
		(losses) included in		Transfers	Purchases		relating to
			Other	in and/or	issuances		assets held at
	June 30,	Noninterest	Comprehensive	out of	and	September 30,	September 30,
Table 2	2009	Income	Income	Level 3	settlements	2009	2009

Trust preferred pools/CDO’s	$11,387	$(2,532)	$3,507	$	$157	$12,519	$(2,532)
Corporate securities	287			(287)

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
Collateralized debt obligations are accounted for under FASB ASC Topic 325 “Investments Other” For these investments at acquisition, the Company evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information.
The Company owns 32 collateralized debt obligation securities (CDO) totaling $35,324 (par value) that are backed by trust preferred securities issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. During the second half of 2008 and through the third quarter of 2009, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include but are not limited to: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during the first three quarters of 2009, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple CDO securities, including securities held by the Company. Thirty-one of the CDO securities held by the Company are now considered to be below investment grade, with one

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
security still rated investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and 2009 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of these securities. The Company determined that for 16 of these securities, it does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis. It was determined that there was no adverse change in the cash flows for these 16 securities. The Company does not consider the investment in these assets to be other-than-temporarily impaired at September 30, 2009. However, there is a risk that subsequent evaluations could result in recognition of other-than-temporary impairment charges in the future. Upon completion of the September 30, 2009 analysis, our model indicated other-than-temporary impairment on the remaining sixteen securities, all of which experienced additional defaults or deferrals during the period. These sixteen securities had impairment losses of $16.6 million, of which $13.4 million was recorded as expense and $3.2 million was recorded in other comprehensive income. These sixteen securities remained classified as available for sale at September 30, 2009, and together, the 32 securities subjected to FASB ASC Topic 320 accounted for the entire $9.1 million of gross unrealized losses in the trust preferred pools/collateralized debt obligations category at September 30, 2009.
The following table details the sixteen debt securities with other-than-temporary impairment, their credit ratings at September 30, 2009 and the related losses recognized in earnings:

	Amount of other-than		Amount of other than
	Temporary impairment		Temporary impairment
	Related to credit loss		Related to credit loss
	At January 1, 2009	Addition	At Sept. 30, 2009
PreTSL II Mezzanine Moody’s Rated Ca	$—	$907	$907
PreTSL VIII B-3 Moody’s Rated Ca	—	1,419	1,419
PreTSL XVI D Fitch Rated C	—	518	518
PreTSL XVI D Fitch Rated C	—	1,026	1,026
Alesco Preferred Funding VIII Class E Notes 1 Moody’s Rated Ca	—	1,493	1,493
Tropic CDO V Class B-1L Moody’s Rated Ca	—	4,425	4,425
MM Community Funding III Class B Moody’s Rated Baa3	—	6	6
PreTSL IX Class B-2 Moody’s Rated Ca	—	160	160
PreTSL XVII Class D Fitch Rated C	—	954	954
PreTSL XXV Class D Fitch Rated C	—	1,025	1,025
PreTSL XXVI Class D Fitch Rated C	—	343	343
PreTSL XVIII Class D Fitch Rated C	—	527	527
Trapeza CDO II Class C-1 Moody’s Rated Caa2	—	318	318
PreTSL XVII Class C Moody’s Rated CC	—	72	72
PreTSL XV Class B-3 Moody’s Rated Ca	—	82	82
PreTSL XV Class B-2 Moody’s Rated Ca	—	82	82

Total	$—	$13,357	$13,357

The market for these securities at September 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred CDO’s.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2009;
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

5.
The effective discount rates on an overall basis generally range from 9.07% to 47.36% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2009 and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets Measured on a Nonrecurring Basis:
Impaired Loans	$	$773	$	$773
Other Real Estate Owned		689		689

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets Measured on a Nonrecurring Basis:
Impaired Loans	$	$662	$	$662
Other Real Estate Owned		809		809
Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At September 30, 2009, the recorded investment in impaired loans was $887 with a related reserve of $114 resulting in a net balance of $773. At December 31, 2008, the recorded investment in impaired loans was $924 with a related reserve of $262 resulting in a net balance of $662.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Other Real Estate Owned (OREO): Real Estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at the lower of cost or fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs, relating to holding and maintaining the property, are charged to expense. At September 30, 2009 the recorded investment in OREO was $699 with a valuation allowance of $10 resulting in a net balance of $689. At December 31, 2008, the recorded investment in OREO was $819 with a valuation allowance of $10 resulting in a net balance of $809.
Financial Instruments
The FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
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
Loans, net of allowance for loan loss — Market quotations are generally not available for loan portfolios. The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
FHLB advances — The fair value for fixed rate advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value for FHLB advances — The fair value for fixed rate advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value for the fixed rate advances that are convertible to quarterly LIBOR floating rate advances on or after certain specified dates at the option of the FHLB and the FHLB fixed rate advances that are putable on or after certain specified dates at the option of the FHLB are priced using the FHLB of Cincinnati’s model.
Other short term borrowings — Other borrowings generally have an original term to maturity of one week or less. Consequently, their carrying value is a reasonable estimate of fair value.
Subordinated debt — The carrying amount for the subordinated debt is a reasonable estimate of the debts’ fair value due to the fact the debt floats based on LIBOR and resets quarterly.
Accrued interest payable — The carrying amount is a reasonable estimate of these liabilities fair value.
The fair value of unrecorded commitments at September 30, 2009 and December 31, 2008 is not material.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
ASSETS:
Cash and cash equivalents	$58,446	$58,446	$26,843	$26,843
Investment securities available for sale	140,099	140,099	121,348	121,348
Investment securities held to maturity	33,859	34,843	70,406	71,210
Loans, net of allowance for loan losses	234,150	240,594	243,547	248,267
Accrued interest receivable	2,340	2,340	2,637	2,637

LIABILITIES
Demand and savings deposits	209,280	209,280	203,682	203,682
Time deposits	170,666	175,696	176,271	180,431
FHLB advances	62,500	66,487	62,500	67,889
Other short term borrowings	9,301	9,301	5,648	5,648
Subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	845	845	967	967

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
10.) Memorandum of Understanding
As disclosed under Item 5 of the Form 10Q filing for the quarter ended March 31, 2009, Cortland Bancorp and the Cortland Savings and Banking Company, in May 2009, were presented with an informal memorandum of understanding.
On May 26, 2009, the Board of Directors of Cortland Bancorp (CLDB) and The Cortland Savings and Banking Company (Cortland Banks), a wholly-owned subsidiary of CLDB, adopted resolutions authorizing its President and Chief Executive Officer to enter into the Memorandum of Understanding (MOU) with the Federal Reserve Bank of Cleveland (Federal Reserve). The MOU, which was executed June 1, 2009, requires CLDB and Cortland Banks to obtain the Federal Reserve’s approval prior to: (i) incurring any debt; (ii) repurchasing any of its stock; or (iii) paying any dividends.
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
11.) Subsequent Events
The Company assessed events occurring subsequent to September 30, 2009 through November 9, 2009 for potential recognition and disclosure in the consolidated financial statements in accordance with FASB ASC Topic 855 “Subsequent Events”. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on November 9, 2009.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	SEPTEMBER 30, 2009			DECEMBER 31, 2008			SEPTEMBER 30, 2008
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other earning assets	$63,523	$123	0.4%	$11,462	$200	1.8%	$10,209	$179	2.4%
Investment securities (1) (2)	175,598	7,062	5.4%	223,077	12,583	5.6%	225,265	9,509	5.6%
Loans (2) (3)	238,594	11,478	6.4%	228,440	15,557	6.8%	226,407	11,659	6.9%

Total interest-earning assets	477,715	$18,663	5.2%	462,979	$28,340	6.1%	461,881	$21,347	6.2%

Cash and due from banks	6,655			6,791			7,784
Bank premises and equipment	7,450			7,055			6,893
Other assets	7,174			11,546			11,700

Total non-interest-earning assets	21,279			25,392			26,377

Total Assets	$498,994			$488,371			$488,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$64,041	$359	0.8%	$49,653	$706	1.4%	$48,299	$511	1.4%
Savings	84,521	436	0.7%	77,401	851	1.1%	76,830	620	1.1%
Time	178,112	4,228	3.2%	178,372	7,259	4.1%	179,377	5,660	4.2%

Total interest-bearing deposits	326,674	5,023	2.1%	305,426	8,816	2.9%	304,506	6,791	3.0%
Federal funds purchased				154	7	4.5%	206	7	4.4%
Other borrowings	68,752	2,134	4.2%	70,807	3,110	4.4%	71,539	2,373	4.4%
Subordinated Debt	5,155	104	2.7%	5,155	244	4.7%	5,155	190	4.9%

Total interest-bearing liabilities	400,581	$7,261	2.4%	381,542	$12,177	3.2%	381,406	$9,361	3.3%

Demand deposits	57,993			56,496			55,963
Other liabilities	4,791			5,214			5,681
Shareholders’ equity	35,629			45,119			45,208

Total liabilities and Shareholders’ equity	$498,994			$488,371			$488,258

Net interest income		$11,402			$16,163			$11,986

Net interest rate spread (4)			2.8%			2.9%			2.9%

Net interest margin (5)			3.2%			3.5%			3.5%

Ratio of interest-earning assets to interest-bearing liabilities			1.19			1.21			1.21

(1)	Includes both taxable and tax exempt securities

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $62 and $477 for September 30, 2009, $76 and $705 for December 31, 2008, and $58 and $530 for September 30, 2008

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
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	SEPTEMBER 30, 2009			JUNE 30, 2009			SEPTEMBER 30, 2008
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other earning assets	$84,366	$55	0.3%	$75,331	$48	0.3%	$7,410	$35	1.9%
Investment securities (1) (2)	154,037	2,057	5.4%	169,883	2,233	5.3%	226,087	3,866	5.6%
Loans (2) (3)	236,625	3,825	6.4%	236,553	3,777	6.4%	228,248	3,143	6.8%

Total interest-earning assets	475,028	$5,937	5.0%	481,767	$6,058	5.1%	461,745	$7,044	6.1%

Cash and due from banks	6,704			6,637			7,758
Bank premises and equipment	7,331			7,457			7,293
Other assets	13,582			4,503			7,336

Total non-interest-earning assets	27,617			18,597			22,387

Total Assets	$502,645			$500,364			$484,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$65,883	$78	0.5%	$63,972	$118	0.7%	$50,459	$167	1.3%
Savings	85,868	104	0.5%	85,613	148	0.7%	78,435	219	1.1%
Time	175,601	1,319	3.0%	180,219	1,421	3.2%	175,638	1,704	3.9%

Total interest-bearing deposits	327,352	1,501	1.8%	329,804	1,687	2.1%	304,532	2,090	2.7%
Federal funds purchased
Other borrowings	69,166	720	4.1%	68,795	711	4.2%	72,018	776	4.3%
Subordinated Debt	5,155	27	2.0%	5,155	34	2.7%	5,155	55	4.2%

Total interest-bearing liabilities	401,673	$2,248	2.2%	403,754	$2,432	2.4%	381,705	$2,921	3.0%

Demand deposits	58,172			58,087			56,365
Other liabilities	6,420			4,068			5,578
Shareholders’ equity	36,380			34,455			40,484

Total liabilities and Shareholders’ equity	$502,645			$500,364			$484,132

Net interest income		$3,689			$3,626			$4,123

Net interest rate spread (4)			2.8%			2.7%			3.1%

Net interest margin (5)			3.1%			3.0%			3.6%

Ratio of interest-earning assets to interest-bearing liabilities			1.18			1.19			1.21

(1)	Includes both taxable and tax exempt securities

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $20 and $155 for September 30, 2009, $17 and $160 for June 30, 2009 and $19 and $176 for September 30, 2008.

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
Unaudited	2009	2009	2009	2008	2008
SUMMARY OF OPERATIONS
Total interest income	$5,762	$5,881	$6,481	$6,800	$6,849
Total interest expense	(2,248)	(2,432)	(2,581)	(2,816)	(2,921)

NET INTEREST INCOME (NII)	3,514	3,449	3,900	3,984	3,928
Provision for loan losses	(121)	(65)	(151)	(1,290)	(105)

NII after loss provision	3,393	3,384	3,749	2,694	3,823
Security gains (losses) including impairment losses	(2,524)	(7,830)	(3,641)	(1,228)	34
Gain on sale of loans	43	119	71	5	4
Total other income (excluding security and loan gains)	752	736	742	665	760
Total other noninterest expense	(3,383)	(3,557)	(3,280)	(3,143)	(3,258)

Income before tax	(1,719)	(7,148)	(2,359)	(1,007)	1,363
Net (loss) income	$(983)	$(4,598)	$(1,397)	$(564)	$1,078

Net (loss) income (Rolling 4 Quarters) (1)	$(7,542)	$(5,481)	$(78)	$2,353	$4,033

PER COMMON SHARE DATA (2)
Net (loss) income, both basic and diluted	$(0.22)	$(1.01)	$(0.31)	$(0.13)	$0.24
Net (loss) income, both basic and diluted (Rolling 4 Quarters)	(1.67)	(1.21)	(0.02)	0.53	0.92
Cash dividends declared	—	—	—	0.22	0.21
Cash dividends declared (Rolling 4 Quarters)	0.22	0.43	0.65	0.86	0.88
Book value	8.18	7.77	7.37	8.01	9.90

BALANCE SHEET DATA
Assets	$498,375	$500,049	$493,400	$493,365	$488,608
Investments	173,958	141,773	172,875	191,754	213,430
Net loans	234,150	233,096	233,826	243,547	229,059
Deposits	379,946	386,169	382,071	379,953	360,754
Borrowings	71,801	68,903	68,612	68,148	74,316
Subordinated Debt (See Note 8 — Subordinated Debt)	5,155	5,155	5,155	5,155	5,155
Shareholders equity	37,024	35,156	33,335	36,028	44,344

AVERAGE BALANCES
Assets	$502,645	$500,364	$493,796	$488,707	$484,132
Investments	154,037	169,883	203,413	216,557	226,087
Net loans	234,140	234,016	240,136	232,925	226,667
Deposits	385,524	387,891	380,530	366,247	360,897
Borrowings	69,166	68,795	68,286	68,625	72,018
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	36,380	34,455	36,043	44,858	40,484

ASSET QUALITY RATIOS
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.59%	0.85%	0.86%	0.57%	1.03%
Underperforming assets (3) as a percentage of:
Total assets	0.41	0.37	0.46	0.43	0.61
Equity plus allowance for loan losses	5.24	4.93	6.26	5.45	6.51
Tier I capital	4.55	4.01	4.42	4.03	5.61

FINANCIAL RATIOS
Return on average equity	(10.81)%	(53.38)%	(15.50)%	(5.03)%	10.68%
Return on average equity (Rolling 4 Quarters)	(19.87)	(14.07)	(0.19)	5.22	8.74
Return on average assets	(0.78)	(3.68)	(1.13)	(0.46)	0.89
Return on average assets (Rolling 4 Quarters)	(1.52)	(1.11)	(0.02)	0.48	0.82
Effective tax rate	(42.82)	(35.70)	(40.80)	(44.00)	20.90
Net interest margin ratio	3.11	3.03	3.43	3.60	3.58

(1)	Rolling 4 quarters is calculated by using the current quarter plus the preceding 3 quarters.

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

ORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates in accordance with FASB ASC 105 “Generally Accepted Accounting Principles”. The most significant accounting policies followed by the Company are presented in “Notes to Consolidated Financial Statements Summary of Significant Accounting Policies” in the 2008 annual report on Form 10-K. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Some of these policies and related methodologies are more critical than others. There has been no material change in critical accounting estimates since those presented in the 2008 annual report on Form 10-K.
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
The classification and accounting for investment securities are discussed in detail in Note 3 of the consolidated Financial Statements presented elsewhere herein. Under FASB ASC Topic 320 “Investment — Debt and Equity Securities”, investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions, if any, with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities, if any, flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of shareholder’s equity (accumulated other comprehensive income or losses) and do not affect earnings until realized.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Quarterly, securities are evaluated for other-than-temporary-impairment in accordance with FASB ASC Topic 320 “Investment — Debt and Equity Securities” An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary-impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.
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
Cortland Banks with total assets of $498.4 million at September 30, 2009, is a state charter bank engaged in commercial and retail banking services. The Bank offers a full range of financial services to our local communities with an ongoing strategic focus on commercial banking relationships.
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
Net loss for the first nine months of 2009 is ($6,978) compared to net income of $2,917 for the first nine months of 2008. Results for the first nine months of 2009 were impacted by an other-than-temporary-impairment loss of $14,172. The impairment charges were recognized after determining that the likely future cash flows of these securities had been adversely affected from the previous quarter.
Net interest margin for the first nine months of 2009 was 3.2% compared to 3.5% year-over-year. The margin decreased in 2009 compared to the same period a year ago as the yields on earning assets decreased. Trends in the mix of earning assets have resulted in a shift to a more asset sensitive balance sheet, or a balance sheet in which assets re-price more quickly than funding costs.
Loan loss reserves were bolstered at year end to account for charge-offs against the allowance and to give recognition to the economy’s steep slide into a serious and likely long lasting recession, with expectations for deterioration on credit quality arising from faltering economic and financial conditions. During the nine month period ended September 30, 2009, we recorded an additional provision expense of $337. Loans considered as potential problem loans increased from $19,550 at September 30, 2008 to $31,647 at September 30, 2009. Non accrual loans however, decreased from $1,944 at September 30, 2008 to $785 at September 30, 2009. As a percent of total loans, the allowance was 1.0% at September 30, 2009, and December 31, 2008 and 0.69% at September 30, 2008. Annualized net charge-offs were 0.23% of average loans in the nine months of 2009 compared to 0.31% year-over-year.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The Company adopted FASB ASC Topic 320 “Investment -Debt and Equity Securities”. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (“OCI”). Refer to Note 3, Investment Securities, for a further discussion of securities impairment, and the following discussion of trust preferred CDO securities.
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
At September 30, 2008, all of the trust preferred CDO securities were still investment grade rated, were paying as agreed with no shortfall in principal or interest payments, and were determined not to involve other-than-temporary impairment (“OTTI”). During the second half of 2008 and through the nine months of 2009, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include but are not limited to: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, regulatory actions. As a result of changes in these and various other factors during the nine months ended September 30, 2009, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple CDO securities, including securities held by the Company. Thirty-one of the securities held by the Company are now considered to be below investment grade, with one security still rated investment grade. The deteriorating economic, credit, and financial conditions experienced in 2008 and 2009 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities.
The Company reviews investment securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter 2009 in accordance with FASB ASC Topic 320 “Investment — Debt and Equity Securities”. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI). The credit-related OTTI recognized during 2009 was $14.2 million and was solely related to available-for-sale securities newly deemed other than temporarily having a book value of $21.5 million. Noncredit-related impairment on these securities, which are not expected to be sold, was $3.2 million and was recognized in OCI the nine months ended September 30, 2009.
To determine the extent of impairment at September 30, 2009, we considered various factors and used a discounted cash flow analysis. Among the factors considered were: how much fair value has declined below cost; length of time the decline in fair value has existed; financial condition of the underlying issuers; reasons attributable for the decline in value; changes in credit ratings; projected payments on the securities; and changes in laws/regulations affecting the securities. Cash flow modeling was performed to determine if the present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased. The cash flows on 16 of the 32 trust preferred CDO securities were equivalent to the original cash flows projected when the security was purchased as there have been no principal or interest shortfalls on the 16 securities. In general, the cash flows were modeled under a base model scenario, which included assumptions for annual defaults, prepayments percentages and recovery percentages on the issuers on the underlying trust preferred securities. The cash flow analysis supports our assertion that there was no change in the present value of cash flows for 16 of the 32 securities. We also used a stress analysis on the securities to determine how much in additional deferrals/defaults must occur before the security will experience a change in cash flows. We determined that the decline in fair value below amortized cost is temporary for 16 of the 32 securities based on management’s assessment of the factors, projected full recoverability of the cash flows, results of stress analysis, and that the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis. We will continue to evaluate our trust preferred CDO securities portfolio for OTTI on a quarterly basis.

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
At September 30, 2009, the Company reviewed a variety of alternative pricing information including pricing provided by independent investment banking/brokerage and financial consulting sources. At September 30, 2009, the Company valued the trust preferred CDO securities using values provided by an independent investment banking/brokerage firm. The estimates of fair value are predominately based on a review of the securities and any recent sales activity of the same or similar securities, and are considered to be representative of the price at which the security could be sold in the current inactive and illiquid market. The general methodology includes the following:
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

5.
The effective discount rates on all overall basis generally range from 9.07% to 47.36% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

Based on its analysis, the Company currently believes that a weighted average value of approximately $0.35 per $1.00 of par value is representative of the fair value of the entire trust preferred CDO securities portfolio, as of September 30, 2009. In comparison, as of June 30, 2009 and December 31, 2008, management reported a weighted average value of approximately $0.34 per $1.00 and $0.43 per $1.00, respectively, of par value as representative of the fair value of the entire trust preferred securities portfolio.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Based upon the results of our impairment testing and determination of fair value, as of September 30, 2009, our trust preferred CDO securities, had a fair value of $12.5 million and a par value of $35.3 million at September 30, 2009. At September 30, 2009, the Company had sixteen securities on which the analysis indicated other-than-temporary impairment. These sixteen securities had impairment losses of $16.6 million, of which $13.4 million was recorded as expense and $3.2 million was recorded in other comprehensive loss.
As discussed above, the fair value of the remaining 16 trust preferred CDO securities also reflect a significant discount to cost. However, based on management’s analysis, these securities were not considered to have OTTI at September 30, 2009. In the event that any of these 16 trust preferred CDO securities are determined to be OTTI in the future, OTTI charges will need to be recorded against earnings. These 16 trust preferred CDO securities had a weighted average fair value estimated by us to be $10.0 million, or approximately $0.62 for every $1.00 of par value, as of September 30, 2009. In comparison, at June 30, 2009 there were 19 trust preferred CDO securities not considered to have OTTI with a weighted average fair value estimated to be $9.02 million, or approximately $0.51 for every $1.00 of par value.
At September 30, 2009, the Company recognized $815 of other-than-temporary losses attributable to its General Motors Corporation Corporate Securities with a cost basis of $1,102. The impairment charges were recognized due to the fact that General Motors filed for government-assisted Chapter 11 bankruptcy protection on June 1, 2009. On July 10, 2009, a new entity, NGMCO, Inc purchased the ongoing operations and trademarks from GM. The purchasing company in turn changed its name from NGMCO, Inc to General Motors Company, marking the emergence of a new operation from the “pre-packaged” Chapter 11 reorganization. Under the reorganization process, termed a 363 sale, the purchaser of the assets of a company in bankruptcy proceedings is able to obtain approval for the purchase from the court prior to the submission of a re-organization plan, free of liens and other claims.
During the remainder of 2009, maintaining the Company’s well-capitalized position is a primary focus. On March 2, 2009, the company announced the board’s decision to curtail the regular quarterly cash dividend and to declare a quarterly stock dividend of 1% payable on April 1, 2009. Until the economy and the financial industry emerge from this challenging environment, the Company’s board of directors deems it only prudent to conserve capital.
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
Cash and cash equivalents increased by $39,529 from September 30, 2008 and increased by $31,603 from levels measured at year-end. The changes are mainly attributable to the deposit balance at the Federal Reserve Bank which increased by $50,542 from September 30, 2008 and $33,132 from year-end, as the Company has elected to maintain increased cash reserves. Operating activities provided cash of $3,379 and $3,506 during the nine months ended September 30, 2009 and 2008, respectively. Key differences stem mainly from: 1) a decrease in net income of $9,895 compared to September 30, 2008; 2) loans held for sale decreased by $178 at September 30, 2009 as compared to an increase of $68 at September 30, 2008; 3) gains on the call of investments were $177 at September 30, 2009 compared to $116 at September 30, 2008; 4) amortization, accretion and depreciation on securities were $517 in 2009 compared to $495 in 2008; 5) provisions for loan loss were $337 at September 30, 2009 compared to $495 at September 30, 2008; 6) other real estate gains of $15 were recorded at September 30, 2009 compared to a $49 gain at September 30, 2008, and 7) deferred tax benefit at September 30, 2009 increased by $4,810 compared to a $96 decrease at September 30, 2008. The deferred tax benefit at September 30, 2009 was due mainly to the tax benefit of the other-than-temporary-impairment charge of $14,172. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for investing and financing activities for September 30, 2009 and 2008.
The following table details the cash flows from operating activities:

	Nine Months Ended
	September 30,
	2009	2008
Net Income (loss)	$(6,978)	$2,917
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and accretion	517	567
Provision for loan loss	337	495
Investment securities gains, net	(177)	(116)
Impairment losses	14,172
Other real estate (gains) losses, net	(15)	(49)
Impact of loans held for sale	178	(68)
Deferred tax	(4,810)	96
Changes in other assets and liabilities	155	(336)

Net cash flows from operating activities	$3,379	$3,506

Capital Resources
The capital management function is a continuous process which consists of providing capital for both the current financial position and the anticipated future growth of the Company. Central to this process is internal equity generation, particularly through earnings retention. Internal capital generation is measured as the annualized rate of return on equity, exclusive of any appreciation or depreciation relating to available for sale securities, multiplied by the percentage of earnings retained. Internally generated capital retained by the Company measured (20.5%) for the nine months ended September 30, 2009 and (1.4%) for the nine months ended September 30, 2008. Overall capital (a figure which reflects the cumulative adjustment to retained earnings, earnings, dividends paid, common stock issued, treasury shares purchased, treasury shares reissued and the net change in the estimated fair value of available for sale securities) increased at an annual rate of 3.7%, primarily due to a decrease in unrealized losses on available for sale investment securities. Capital remains within regulatory requirements for “well capitalized” financial institutions.

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
In April 2009, the FFIEC issued additional instructions for reporting of direct credit substitutions that have been downgraded below investment grade. Included in the definition of a direct credit substitute are mezzanine and subordinated tranches of collateralized debt obligations and non agency Collateralized Mortgage Obligations. Adopting these instructions for the 2009 period results in an increase in total risk weighted assets with an attendant decrease in the risk-based capital and Tier 1 risk based capital ratios.
As a result of the decline in value of our trust preferred CDO securities the regulatory capital levels of the Bank have come under significant pressure. As a result of investment downgrades by the rating agencies during the first three quarters, 31 of the 32 trust preferred CDO and the General Motors corporate securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increased the Bank’s risk-weighted assets for these securities to $99.2 million, well above the $37.3 million in amortized cost of these securities as of September 30, 2009, thereby significantly diluting the regulatory capital ratios. Upon applying the higher level of risk weighted assets to the Banks’ regulatory capital ratios, the calculated ratios are as follows at September 30, 2009: a Tier 1 leverage ratio of 8.92% (compared to a “well capitalized” threshold of 5.0%); a Tier 1 risk-based capital ratio of 12.46% (compared to a “well capitalized threshold of 6.00%); and a total risk based capital ratio of 13.14% (compared to a “well capitalized threshold of 10.00% and an “adequately capitalized” threshold of 8.00%)
Risk based capital standards require a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines. Capital ratios remained within regulatory minimums for “well capitalized” financial institutions.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s risk weighted capital ratios at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008

Tier 1 Capital	$45,362	$52,045
Tier 2 Capital	2,478	2,476

TOTAL QUALIFYING CAPITAL	$47,840	$54,521

Risk Adjusted Total Assets (*)	$364,036	$317,861
Tier 1 Risk-Based Capital Ratio	12.46%	16.37%
Total Risk-Based Capital Ratio	13.14%	17.15%
Tier 1 Risk-Based Capital to Average Assets (Leverage Capital Ratio)	8.92%	10.58%

(*)	Includes off-balance sheet exposures.
Assets, less intangibles and the net unrealized market value adjustment of investment securities available for sale, averaged $508,638 for the nine months ended September 30, 2009 and $492,033 for the year ended December 31, 2008.
In management’s opinion, as supported by the data in the table below, the Company met all capital adequacy requirements to which it was subject as of September 30, 2009 and December 31, 2008. As of those dates, Cortland Bancorp was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	September 30,	December 31,	Well	Adequately
	2009	2008	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	13.14%	17.15%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	12.46%	16.37%	6.00%	4.00%
Tier 1 capital to average assets	8.92%	10.58%	5.00%	4.00%
On March 2, 2009, the Company announced that, at the February 24, 2009 meeting, the Company’s Board of Directors declared a quarterly stock dividend of 1% payable on April 1, 2009 to shareholders of record as of March 9, 2009. The regular quarterly cash dividend, which most recently had been paid at the rate of $0.22 per share had been curtailed.
On May 26, 2009, the Board of Directors of Cortland Bancorp (CLDB) and The Cortland Savings and Banking Company (Cortland Banks), a wholly-owned subsidiary of CLDB, adopted a resolution authorizing its President and Chief Executive Officer to enter into the Memorandum of Understanding (MOU) with the Federal Reserve Bank of Cleveland (Federal Reserve). The MOU, which was executed June 1, 2009, requires CLDB and Cortland Banks to obtain the Federal Reserve’s approval prior to paying any dividends.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
First Nine Months of 2009 as Compared to First Nine Months of 2008

	INTEREST MARGIN YTD
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other earning assets	$63,523	$123	0.4%	$10,209	$179	2.4%
Investment securities (1) (2)	175,598	7,062	5.4%	225,265	9,509	5.6%
Loans (2) (3)	238,594	11,478	6.4%	226,407	11,659	6.9%

Total interest-earning assets	$477,715	$18,663	5.2%	$461,881	$21,347	6.2%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$64,041	$359	0.8%	$48,299	$511	1.4%
Savings	84,521	436	0.7%	76,830	620	1.1%
Time	178,112	4,228	3.2%	179,377	5,660	4.2%

Total interest-bearing deposits	326,674	5,023	2.1%	304,506	6,791	3.0%

Federal funds purchased				206	7	4.4%
Other borrowings	68,752	2,134	4.2%	71,539	2,373	4.4%
Subordinated debt	5,155	104	2.7%	5,155	190	4.9%

Total interest-bearing liabilities	$400,581	$7,261	2.4%	$381,406	$9,361	3.3%

Net interest income		$11,402			$11,986

Net interest rate spread (4)			2.8%			2.9%

Net interest margin (5)			3.2%			3.5%

(1)	Includes both taxable and tax exempt securities

(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.

The tax equivalent income adjustment for loans and investments is $62 and $477 for September 2009 and $58 and $530 for September 2008.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Analysis of Net Interest Income for the First Nine Months
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent, net interest income measured $11,402 at September 30, 2009 and $11,986 at September 30, 2008. During the recent reporting period the net interest margin ratio registered 3.20% at September 30, 2009 and 3.46% at September 30, 2008.
The decrease in interest income, on a fully taxable equivalent basis, of $2,684 is the product of a 93 basis point decrease in interest rates earned offset by a 3.4% year-over-year increase in average earning assets. The decrease in interest expense of $2,100 was a product of an 85 basis point decrease in rates paid offset slightly by a 5.0% increase in interest-bearing liabilities. The net result was a 4.9% decrease in net interest income on a fully taxable equivalent basis and a 26 basis point decrease in the Company’s net interest margin ratio.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Interest and dividend income on securities registered a decrease of $2,394 or 26.7%, during the nine months ended September 30, 2009 when compared to 2008. On a fully taxable equivalent basis, income on investment securities decreased by $2,447 or 25.7%. The average invested balances in securities decreased by $49,667 or 22.0% from the levels of a year ago. The decrease in the average balance of investment securities resulted from a management decision to not reinvest all of the proceeds from called securities that were realized in 2008 and 2009. During the first nine months ended September 30, 2009, $39,083 in investment securities were purchased while $54,544 of investment securities were called by the issuer or matured, and in the first nine months of 2008 $42,426 in investment securities were purchased while $61,695 were called by the issuer or matured. There were no sales of investment securities in 2008 or 2009. The decrease in the average balance of investment securities was accompanied by a 26 basis point decrease in the tax equivalent yield of the portfolio.
Interest and fees on loans decreased by $185 or 1.6%, while on a fully taxable equivalent basis, income on loans decreased by $181 or 1.6%, for the nine months of 2009 compared to 2008. A $12,187 increase in the average balance of the loan portfolio, or 5.4%, was accompanied by a 44 basis point decrease in the portfolio’s tax equivalent yield. This increase in the average loan portfolio balance is a direct result of efforts to increase market share. The Company has benefited from new loan referrals from existing customers as well as from a customer testimonial advertising and marketing campaign which has generated interest in the Company’s line of products and services.
Other interest income decreased by $56 from the same period a year ago. The average balance of federal funds sold and other money market funds increased by $53,314, or 522.2%. The yield decreased by 196 basis points during the first nine months of 2009 compared to 2008, as a result of Federal Reserve monetary policy.
Average interest-bearing demand deposits and money market accounts increased by $15,742 while savings increased by $7,691. Total interest paid on these products was $795 a $336 decrease from last year. The average rate paid on these products decreased by 49 basis points in the aggregate. The average balance of time deposit products decreased by $1,265 as the average rate paid decreased by 104 basis points, from 4.2% to 3.2%. Interest expense decreased on time deposits by $1,432 from the prior year.
Compared to last year, average borrowings, subordinated debt and federal funds purchased decreased by $2,993, while the average rate paid on borrowings decreased by 41 basis points.
Net interest income after provision for loan losses was reduced by $337 of provisions for loan losses recognized in 2009 compared to $495 recognized at September 30, 2008. The amount charged to operations as a provision to loan loss in the first nine months of 2009, was made to account for charge-offs against the allowance, and to also account for management’s assessment of the increased credit risk in the commercial real estate and commercial loan portfolios and the current economic environment.
Analysis of Other Income, Other Expense and Federal Income Tax for the First Nine Months
Other income from all sources decreased by $13,949 from the same period a year ago. Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $208 from the same period a year ago due to an increase in loan sales activity. This increase in loan sales activity for the first nine months of 2009 as compared to 2008 is attributable to the significant decline in mortgage interest rates during the fourth quarter of 2008 and the first nine months of 2009. Gains on securities called and net gains on the sale of available for sale investment securities increased by $61 from year ago levels. With rates falling during the quarter, U.S. Government agencies and corporations elected to call an increasing number of issues. The Bank held several of these issues at a discount and thus recognized a gain when they were called. 2009 gains were offset by a $14,172 impairment loss attributable to Collateralized Debt Obligations (CDO’s), representing pools of trust preferred debt primarily issued by bank holding companies, and insurance companies and General Motors bonds. (See Note 3 — Investment Securities). Fees for other customer services decreased by $46. Gain on the sale of Other Real Estate Owned (OREO) was $15 at September 30, 2009, a decrease of $34 from the gain of $49 recorded at September 30, 2008. This gain in 2008 was on the sale of one property that was held in OREO since 2007. Other sources of non-recurring non-interest income increased by $34 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Total other expenses in the first nine months were $10,220 in 2009 compared to $9,672 in 2008, an increase of $548 or 5.7%. Full time equivalent employment averaged 161 during the first nine months of 2009 and 2008. Salaries and benefits increased by $131, or 2.4%, from the similar period a year ago. This increase is due to increases in employee benefits, primarily hospitalization.
For the first nine months of 2009, state and local taxes decreased by $100 due to a decrease in franchise tax. Occupancy and equipment expense decreased by $71 or 4.8%.
Insurance premiums paid to the FDIC increased by $714. The increase is primarily due to the increase in the rates banks pay for deposit insurance. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250,000 (in effect until December 31, 2013) per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC adopted a Restoration Plan to restore the reserve ratio of the Deposit Insurance Fund (DIF) to 1.15%. Effective April 1, 2009, the Restoration Plan provides base assessment rate adjustments. In addition, under an interim rule, the FDIC imposed a five basis point emergency special assessment on insured depository institutions on June 30, 2009. The special assessment was payable on September 30, 2009. The Company anticipates its FDIC insurance expense will continue to adversely impact operating expenses for the year ended December 31, 2009.
All other expense categories decreased by 5.3%, or $126 as a group. This expense category is subject to fluctuation due to non-recurring items.
Loss before income tax benefit amounted to $(11,226) for the first nine months of 2009 compared to income before income tax of $3,648 for the similar period of 2008. The effective tax rate for the first nine months was (37.8)% in 2009 and 20.0% in 2008, resulting in income tax benefit of $4,248 and expense of $731 respectively. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	NINE MONTHS ENDED
	September 30,
	2009	2008

Provision at statutory rate	$(3,817)	$1,240
Add (Deduct):
Tax effect of non-taxable income	(485)	(571)
Tax effect of non-deductible expense	54	62

Federal income tax (benefit) expense	$(4,248)	$731

Net loss for the first nine months registered $(6,978) in 2009 compared to net income $2,917 in 2008, representing per share amounts of $(1.54) in 2009 and $0.65 in 2008. There were no cash dividends declared in 2009 compared to $0.65 in 2008.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Core earnings (earnings before other-than-temporary impairment charge, gains on loans sold, investment securities sold or called, other real estate losses and certain other non-recurring items such as the FDIC special assessment) decreased by $554 or 19.8%, in the first nine months of 2009 compared to 2008 primarily due to increased FDIC assessment rates. Core earnings for the first nine months of 2009 were $2,243 compared to $2,797 for the same nine month period in 2008. Core earnings per share were $0.50 at September 30, 2009 and $0.62 at September 30, 2008. The following is reconciliation between core earnings and earnings as reported under generally accepted accounting principles in the United States (GAAP earnings):

	Nine Months Ended
	September 30,
	2009	2008
GAAP Earnings or loss	$(6,978)	$2,917
Investment security losses (gains)-net	(177)	(116)
Impairment losses on investment securities	14,172
Gain on sale of loans	(233)	(25)
(Gain) Loss on sale of other real estate	(15)	(49)
Loss on disposition of fixed assets		8
FDIC special assessment	224
Tax effect of adjustments	(4,750)	62

Core Earnings	$2,243	$2,797

Core earnings per share	$0.50	$0.62

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Analysis of Assets and Liabilities
Our earning assets are comprised of investment securities, loans and loans held for sale, deposits at financial institutions, mainly the Federal Reserve Bank and Federal Funds. Earning assets were $462,088 at September 30, 2009, an increase of 1.7% from September 30, 2008, which was $454,284, and an increase of 1.3% since December 31, 2008, which stood at $456,220.
Total cash and cash equivalents increased by $31,603 from year-end, and by $39,529 from the twelve month period ending September 30, 2008. This is due mainly to deposits held at the Federal Reserve Bank, which increased by $33,132 from year-end and increased by $50,542 from September 30, 2008. Bank management has elected to employ a higher level of deposits at the Federal Reserve Bank which are now interest bearing to achieve a higher level of short-term liquidity needed to support loan demand, and compensate for poorly functioning credit markets.
We classify investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity, if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have some securities in our held-to-maturity investment portfolio.
At September 30, 2009, the investment securities portfolio was $173,958 compared to $213,430 at September 30, 2008, a decrease of $39,472 or 18.5%. Investment securities decreased $17,796 compared to December 31, 2008, a decrease of 9.3%. This decrease is primarily attributable to security calls and principle paydowns. Investment securities represented 37.6% of earning assets at September 30, 2009, compared to 47.0% at September 30, 2008, and 42.0% at December 31, 2008. The Bank’s management elected not to reinvest all of the proceeds from called securities that were realized during the nine months ended September 30, 2009 and the end of 2008. The investment portfolio represented 45.8% of each deposit dollar, down from 59.2% a year ago and 50.5% at year end levels.
The investment securities available-for-sale portfolio had unrealized losses net of unrealized gains of $5,109 at September 30, 2009 and $6,118 at September 30, 2008, a decrease of $5.1 million compared to net unrealized losses of $16.8 million at December 31, 2008. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 9 to the financial statements. A $14.2 million other-than-temporary-impairment was recorded during the nine months of 2009 related to sixteen pooled trust preferred securities and investments in General Motors Corporation bonds.
The annualized yields on investments securities, on a taxable equivalent basis, were 5.4% for the nine months ended September 30, 2009, compared to 5.6% for the nine months ended September 30, 2008, and 5.6% for the twelve months ended December 31, 2008. Quarter to date annualized yields on investment securities on a taxable equivalent basis were 5.4% for September 30, 2009, 5.6% for September 30, 2008 and 5.7% for December 31, 2008.
Loans net of the allowance for losses increased by $5,091 during the twelve month period from September 30, 2008 to September 30, 2009, and decreased by $9,397 from year-end. Gross loans as a percentage of earning assets stood at 51.2% as of September 30, 2009, 50.8% at September 30, 2008 and 53.9% as of December 31, 2008. The loan to deposit ratio at the end of the first nine months of 2009 was 62.3% as compared to 63.9% for the same period a year ago. The increase in loans from September 30, 2008 primarily resulted from efforts to increase market share. The Company benefited from new loan referrals from existing customers as well as from a customer testimonial advertising and marketing campaign which has generated interest in the Company’s line of products and services. The decrease from year end was due in part to a single 90 day term commercial loan for $7,755 that closed in December 2008 and was fully secured by a segregated deposit account with the Bank. The loan matured in the first quarter of 2009. At September 30, 2009 the loan loss allowance of $2,389 represented approximately 1.0% of outstanding loans, and at September 30, 2008 the loan loss allowance of $1,595 represented approximately 0.69% of outstanding loans. The loan loss allowance at December 31, 2008 of $2,470 represented approximately 1.0% of outstanding loans.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
During the first nine months, loan charge-offs were $526 in 2009 compared to $655 in 2008, while the recovery of previously charged-off loans amounted to $108 in 2009 compared to $134 in 2008. Non-accrual loans at September 30, 2009 and December 31, 2008 represented 0.3% of the loan portfolio compared to 0.8% at September 30, 2008.
Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.
Premises and equipment decreased by $333 from year-end and decreased by $112 from September 30, 2008.
Other assets increased by $589 or 5.4% from year-end and $4,270 or 59.1% from September 30, 2008. Other real estate owned stood at $689 in September 2009 as compared to $809 at December 31, 2008 and $933 at September 30, 2008. Net deferred tax assets measured $7,296 at September 30, 2009, $6,456 at December 31, 2008 and $2,225 at September 30, 2008, primarily reflecting an increase in deferred tax benefits arising from unrealized losses on available for sale investment securities, the increase in provision for loan loss from September 2008, and an other-than-temporary impairment loss recognized in the fourth quarter of 2008 and the first half of 2009. Interest receivable on investments and loans stood at $2,340 at September 30, 2009, $2,637 at December 31, 2008 and $2,952 at September 30, 2008. Bank owned life insurance had a cash surrender value of $13,092 at September 30, 2009, $12,748 at December 31, 2008 and $12,631 at September 30, 2008.
Non interest-bearing deposits decreased by $2,965 from year-end and decreased by $287 from twelve months ago. Interest-bearing deposits increased by $2,958 from year-end and increased by $19,479 from September 30, 2008. The increase from September 30, 2008 is made up mainly of an increase in super passbook savings accounts of $5,910 and a $14,973 increase in money market accounts.
Federal Home Loan Bank advances and other short term borrowings increased by $3,653 from year-end and decreased by $2,515 from September 30, 2008.
Other liabilities measured $4,449 at September 30, 2009, $4,081 at December 31, 2008 and $4,039 at September 30, 2008. The two major components in other liabilities are accrued interest on deposits and borrowings which measured $845 at September 30, 2009, $966 at December 31, 2008 and $1,114 at September 30, 2008. The other large component is accrued expense which measured $2,806 at September 30, 2009, $3,020 at December 31, 2008 and $2,299 at September 30, 2008. The largest item in this category is accrued expense for post-retirement benefits.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Third Quarter of 2009 as Compared to Third Quarter of 2008

	INTEREST MARGIN QTD
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other money market funds	$84,366	$55	0.3%	$7,410	$35	1.9%
Investment securities (1) (2)	154,037	2,057	5.4%	226,087	3,866	5.6%
Loans (2) (3)	236,625	3,825	6.4%	228,248	3,143	6.8%

Total interest-earning assets	$475,028	$5,937	5.0%	$461,745	$7,044	6.1%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$65,883	$78	0.5%	$50,459	$167	1.3%
Savings	85,868	104	0.5%	78,435	219	1.1%
Time	175,601	1,319	3.0%	175,638	1,704	3.9%

Total interest-bearing deposits	327,352	1,501	1.8%	304,532	2,090	2.7%

Federal funds purchased
Subordinated Debt	5,155	27	2.0%	5,155	55	4.3%
Other borrowings	69,166	720	4.1%	72,018	776	4.2%

Total interest-bearing liabilities	$401,673	$2,248	2.2%	$381,705	$2,921	3.0%

Net interest income		$3,689			$4,123

Net interest rate spread (4)			2.8%			3.1%

Net interest margin (5)			3.1%			3.6%

(1)	Includes both taxable and tax exempt securities

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $20 and $155 for September 2009 and $19 and $276 for September 2008.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Analysis of Net Interest Income for the Third Quarter
Tax equivalent net interest income for the Company during the third quarter of 2009 decreased by $434 a 10.5% decrease from the third quarter of 2008. The yield on earning assets decreased by 111 basis points while third quarter average earning assets increased by 2.9%, or $13,283, when compared to a year ago. The result was a decrease in tax equivalent interest income of $1,107 The rate paid on interest-bearing liabilities decreased by 82 basis points from the same quarter a year ago, while third quarter average interest-bearing liabilities increased by $19,968 when compared to a year ago, resulting in a decrease in total interest expense of $673. The net interest margin ratio for the quarter registered 3.1%, down 47 basis points from last year’s third quarter.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Analysis of Other Income, Other Expense and Federal Income Tax for the Third Quarter
Loan charge-offs during the quarter were $319 in 2009 compared to $137 in 2008, while the recovery of previously charged-off loans amounted to $73 during the third quarter of 2009 compared to $31 in the same period of 2008. The Company’s provision for loan losses during the quarter ended September 30, 2009 was $121 and $105 in the third quarter of 2008. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management. The balance of the allowance for loan loss and provisions to the loan loss allowance are based on an assessment of both the risk of loss and the amount of loss on loans within the loan portfolio. During the first three quarters of 2009, the amount charged to operations as a provision for loan loss was increased to account for the increase in charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through the first nine months of 2008, but has not experienced significant deterioration in any loan type including the residential real estate portfolios or the commercial loan portfolio as some peer banking company’s have experienced, and accordingly has not added any special provision for these loan types.
Other income decreased by $2,527 from a year ago. The largest reason for this decrease is an other-than-temporary impairment loss in the amount of $2,532 recorded in the third quarter of 2009 attributable to CDO’s. Gains on investment securities decreased by $26. The net gain on loans sold during the quarter amounted to $43, compared to $4 a year ago, an increase of $39 due to an increase in loan sales activity. This increase in loan sales activity for the third quarter of 2009 as compared to 2008 is attributable to the significant decline in mortgage interest rates during the fourth quarter of 2008 and through the first half of 2009.
Total other non-interest expenses in the third quarter were $3,383 in 2009 compared to $3,258 in 2008, an increase of $125 or 3.8%. Salaries and benefits constituted a $49 increase, or 2.7%. State and local taxes decreased by $35 compared to the third quarter of 2008. FDIC expense increased by $218 due to assessment rate increases. Net occupancy expense decreased by $45. Other expenses decreased by $62 or 7.6%. This expense category is subject to fluctuation due to non-recurring items.
Loss before income tax benefit during the third quarter amounted to $(1,719) in 2009 compared to income before income tax expense of $1,363 in 2008. Income tax benefit for the third quarter of 2009 was $(736) compared to expense of $285 in 2008. Third quarter net loss was $(983) in 2009 compared to income of $1,078 in 2008, representing a decrease of $2,061. Loss per share for the third quarter, adjusted for the 1% stock dividends paid in 2009, was $(0.22) in September 2009 compared to earnings per share of $0.24 in September 2008.
Core earnings (earnings before other than temporary impairment charge, gains on loans sold, investment securities sold or called and certain other non-recurring items) decreased by 38.2% in the third quarter of 2009 compared to 2008. Core earnings for the third quarter of 2009 were $654 compared to last year’s $1,058. The decrease was due in part to increased FDIC assessment rates and hospitalization costs. Core earnings per share were $0.14 in 2009 and $0.24 in 2008.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
The following is reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAPP earnings):

	Three Months Ended
	September 30,
	2009	2008
GAAP Earnings	$(983)	$1,078
Investment security gains	(8)	(34)
Impairment losses on investment securities	2,532
Gain on sale of loans	(43)	(4)
Gain on sale of other real estate		2
Loss on disposition of fixed assets		6
Tax effect of adjustments	(844)	10

Core Earnings	$654	$1,058

Core earnings per share	$0.14	$0.24
Authoritative Accounting Guidance
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.
In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.
In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note (3) herein.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.
In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note (9) herein.
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
The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at September 30, 2009 and December 31, 2008. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level basis points higher (lower) than the rates in effect at September 30, 2009 and December 31, 2008 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands, except for per share amounts)
Over the past twelve months, the Federal Reserve has lowered the rate on overnight federal funds by 200 basis points. At September 30, 2009, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 317 basis points compared to a positive 214 basis points at December 31, 2008. With longer-term rates exceeding short-term rates the yield curve has a positive slope.
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $16,094 for the twelve month period ending September 30, 2010.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending
	Net Interest Income		$ Change in NII		% Change in NII
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Changes in Interest Rates	2010	2009	2010	2009	2010	2009
Graduated increase of +300 basis points	$17,214	$15,380	$1,120	$(84)	7.0%	(0.5)%
Short term rates unchanged	16,094	15,464
Graduated decrease of -300 basis points	14,883	15,333	(1,211)	(131)	(7.5)%	(0.8)%
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. With the supervision and participation of management, including the Company’s principal executive officer who is also Acting Chief Financial Officer, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) has been evaluated as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer who is also acting chief financial officer has concluded that such disclosure controls and procedures are, to the best of his knowledge, effective as of the end of the period covered by this report to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this report, are being prepared.
Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer who is also acting Chief Financial Officer has concluded that there have been no significant changes during the period covered by this report in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note (5) of the financial statements.
Item 1A Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 16, 2009
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Company’s Common Stock. There were no repurchases of shares of the Company’s common stock during the three months ended September 30, 2009.
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Not applicable

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
2	Plan of acquisition, reorganization, arrangement, liquidation or succession		N/A

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio	10-K	3.1	03/16/06

3.2	Code of Regulations, as amended

	For the Bancorp	10-K	3.2	03/16/06
	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	10.2	03/16/06

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	3/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated of as February 23, 2001, as amended on August 15, 2002, and September 29, 2005	10-K	10.13	03/16/06

*10.14	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Rodger W. Platt dated as of September 29, 2005	10-K	10.14	03/16/06

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005	10-K	10.15	03/16/06

*10.16	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Rodger W. Platt, dated as of August 15, 2002	10-K	10.16	03/16/06

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.17	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.17	12/12/08

*10.18	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.19	12/12/08

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.22	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.23	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.23	12/12/08

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.24	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.24	12/12/08

*10.25	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.25	12/12/08

*10.26	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.26	12/12/08

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.28	Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.28	12/12/08

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.30	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.30	12/12/08

Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.31	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Timothy Carney, Lawrence A. Fantauzzi, James M. Gasior, and Stephen A. Telego, Sr.	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene Lenio, Craig M. Phythyon, Barbara Sandrock, and Danny L. White	8-K	10.32	12/12/08

11	Statement re computation of per share earnings		See Note 6 of financial statements

15	Letter re unaudited interim financial statements		N/A

18	Letter re change in accounting principles		N/A

19	Report furnished to security holders		N/A

22	Published report regarding matters submitted to vote of security holders		N/A

23	Consents of experts and counsel — Consent of independent registered public Accounting firms		N/A

24	Power of Attorney		N/A

Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
31.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

*	Management contract or compensatory plan or arrangement
Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to James Gasior, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)
DATED: November 9, 2009	/s/ James M. Gasior
James M. Gasior
(Chief Executive Officer and Acting Chief Financial Officer)