Form 10-K
period 2009-12-31
CORTLAND BANCORP INC
filed 2010-03-31
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________________ to ___________________________
Commission File Number 0-13814
CORTLAND BANCORP

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-14511184

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

194 West Main Street, Cortland, Ohio	44410

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:                     (330) 637-8040
Securities registered pursuant to Section l2(b) of the Act:                      None
Securities registered pursuant to Section l2(g) of the Act:
Common Stock, no par value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                ☐  Yes  ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.               ☐  Yes  ☑  No
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑   Yes   ☐   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted an posted pursuant to Rule405 of Regulation S-T(§232..405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K      ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes   ☑   No
Based upon the closing price of the registrant’s common stock of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,967,000. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.
The number of shares outstanding of the issuer’s classes of common stock as of March 19, 2010: 4,525,550 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Shareholders Report for the year ended December 31, 2009 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the annual shareholders meeting to be held April 27, 2010 are incorporated by reference into Part III.

FORM 10-K
2009

PART I
Item l. Business
General
THE CORPORATION
     Information relating to Item 1 is set forth in the Cortland Bancorp’s 2009 Annual Report to Shareholders, Page 4, “Brief Description of the Business” and “Managements Discussion and Analysis” pages 46-80, and is incorporated herein by reference.
SUPERVISION AND REGULATION
     Cortland Bancorp (“the Company”) is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of December 31, 2009, the Company’s bank subsidiary was rated “satisfactory” for CRA purposes, and remained well capitalized and, in management’s opinion, well managed. Cortland Bancorp owns no property directly. Operations are conducted at 194 West Main Street, Cortland, Ohio.
     The Cortland Savings and Banking Company (the “Bank”) is a wholly-owned subsidiary of the Company, a state chartered banking organization and member of the Federal Reserve System. The Bank is subject to periodic examination and regulation by both the Federal Reserve Bank of Cleveland and the State of Ohio Division of Financial Institutions. These examinations, which include such areas as capital, liquidity, asset quality, management practices and other aspects of the Bank’s operations, are primarily for the protection of the Bank’s depositors. In addition to these regular examinations, the Bank must furnish periodic reports to regulatory authorities containing a full and accurate statement of its affairs. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC).
     On May 26, 2009, the Board of Directors of the Company and the Bank, adopted resolutions authorizing its President and Chief Executive Officer to enter into a Memorandum of Understanding (MOU) with the Federal Reserve. The MOU, was executed June 1, 2009. The Division of Financial Institutions, State of Ohio, became a party to the MOU in December 2009, when the agreement was revised. The revised MOU was executed December 31, 2009. The MOU requires the Company and the Bank to obtain the Federal Reserve’s approval prior to: (i) incurring any debt; (ii) repurchasing any of its stock; or (iii) paying any dividends.
     The MOU also required the Bank, within specified timeframes, to submit the following plans to the Federal Reserve for its approval: (i) a plan to strengthen and improve management of the overall risk exposure of the investment portfolio; (ii) a plan to maintain an adequate capital position; (iii) a plan to strengthen board oversight of the management and operations of the Bank and (iv) a plan for 2010 to improve the Bank’s earnings and overall condition. The Company and the Bank have substantially complied and continue to comply with the MOU.
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

PART I (CONTINUED)
Item l. Business
Statistical Disclosure
I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
     Information relating to me — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Corporation’s 2009 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2009
Annual Report
to Shareholders
A. Average Balance Sheet -
December 31, 2009, 2008 and 2007	44 & 45

B. Analysis of Net Interest Earnings -
Years ending December 31, 2009, 2008 and 2007	44 & 45

C. Rate and Volume Analysis -
2009 change from 2008 and
2008 change from 2007	58
II.  INVESTMENT PORTFOLIO
     Information relating to II — Investment Portfolio is set forth in the Corporation’s 2009 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2009
Annual Report
to Shareholders
A. Book value of investments -
December 31, 2009, 2008 and 2007	67 - 71

B. Summary of securities held -
December 31, 2009	70 & 71

C. Not applicable
III. LOAN PORTFOLIO (ALL DOMESTIC)
A. TYPES OF LOANS
     Information relating to III — Loan Portfolio — A. Types of Loans is set forth in the Corporation’s 2009 Annual Report to Shareholders, Page 64, Loan Portfolio and is incorporated herein by reference.
B. MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
     Information relating to III — Loan Portfolio — B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Corporation’s 2009 Annual Report to Shareholders, Pages 64 & 65 Loan Portfolio and is incorporated herein by reference.
C. RISK ELEMENTS
     Information relating to III — Loan Portfolio — C. Risk Elements, is set forth in the Corporation’s 2009 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2009
Annual Report
to Shareholders

1. Nonaccrual, Past Due and Restructured Loans

(1) Aggregate amount in each category (5 years)	52

(2) Interest income
(i) That would have been recorded	23 & 52
(ii) That was included in income	23 & 52

(3) Policy for placing loans on non-accrual status	12

2. Potential Problem Loans	23

3. Foreign Outstandings	N/A

4. Loan concentrations over 10% not otherwise disclosed	66 & 67
D. Other Interest Bearing Assets
     Information relating to III — Loan Portfolio — D. Other Interest Bearing Assets is set forth in the Corporation’s 2009 Annual Report to Shareholders, Pages 52 and 53 Asset Quality, and is incorporated herein by reference.

PART I (CONTINUED)
IV. SUMMARY OF LOAN LOSS EXPERIENCE
     A. Analysis of the Allowance for Loan Loss
               Information relating to IV — Summary of Loan Loss Experience — A. Analysis of the Allowance for Loan Loss is set forth in the Corporation’s 2009 Annual Report to Shareholders, Pages 61-63, Allowance for Loan Losses and is incorporated herein by reference.
     B. Breakdown of the Allowance for Loan Losses
               Information relating to IV — Summary of Loan Loss Experience — B. Breakdown of the Allowance for Loan Losses is set forth in the Corporation’s 2009 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2009
Annual Report
to Shareholders
Breakdown of the Allowance for Loan Losses	63

Percentage of loans in each category	64

Loan Commitments and Lines of Credit	26-27 & 76-77
V. DEPOSITS (ALL DOMESTIC)
     A. Average Deposits and Average Rates Paid on Deposit Categories
               Information relating to V — Deposits — A. Average Deposits and Rates is set forth in the Corporation’s 2009 Annual Report to Shareholders, Pages 44 & 45, Five Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.
     B. Not applicable
     C. Not applicable
     D. Summary of Time Deposits of $100,000 or More
               Information relating to V — Deposits — D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Corporation’s 2009 Annual Report to Shareholders, Page 24, Note 6, Deposits and is incorporated herein by reference.
     E. Not applicable
VI. RETURN ON EQUITY AND ASSETS
               Information relating to VI — Return on Equity and Assets is set forth in the Corporation’s 2009 Annual Report to Shareholders, page 43, Selected Financial Data and is incorporated herein by reference.
VII. SHORT TERM BORROWINGS
               Not required

PART I (CONTINUED)
Item 1.A — Risk Factors
     The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to the Company’s stock, you should carefully consider the risks and uncertainties as described below together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known and that are deemed immaterial also may have a material adverse effect on the Company’s result of operations and financial condition. If any of the following risks actually occur, the value of the Company’s common stock could decline.
Risks Related to Our Business
     Recent negative developments in the financial industry and the domestic credit market may adversely affect the Company’s operations and results. Negative developments throughout the last two years in the credit and securitization markets have resulted in uncertainty in financial markets with the expectation of the general economic downturn continuing. Business activity across a wide range of industries and regions has declined and unemployment has increased significantly. The financial services industry has been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. These negative developments were initially triggered by declines in home prices and the values of subprime residential mortgage loans, but quickly spread to other asset classes. Market conditions have also led to the failure or merger of a number of formerly prominent and large financial institutions. Furthermore, declining asset values on financial instruments, defaults on residential mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on the Company’s business, financial condition, and results of operations.
     Further economic downturns may have an impact on our investment portfolio. The deterioration in the credit markets created market volatility and illiquidity, resulting in significant declines in the market values of a broad range of investment products. We continue to monitor the investment portfolio for deteriorating collateral values and other-than-temporary-impairments in our investment portfolios. Although all identified impairment has been recognized, further impairment is possible and could cause further deterioration of earnings and capital.
     Changes in laws and regulations may affect our results of operations. The earnings of financial institutions are affected by the regulations and policies of various regulatory authorities, including the Federal Reserve Board, which regulates the money supply, and the FDIC. The Federal Reserve has extensive supervisory authority over the Company, affecting a comprehensive range of matters relating to ownership and control of the our shares, our acquisition of other companies and businesses, permissible activities for the Company to engage in, maintenance of adequate capital levels and other aspects of operations. These supervisory and regulatory powers are intended primarily for the protection for our depositors and customers and the deposit insurance fund, rather than our shareholders.
     FDIC insurance premiums have increased substantially in 2009, and the Bank expects to pay higher FDIC premiums in the future because bank failures have significantly reduced the deposit insurance fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment, which totaled $224,000 for Cortland Banks. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank’s deposit insurance premiums will also increase because of the MOU. Additional bank failures may require additional significant deposit insurance premium increases, which would affect our income.
     The laws and regulations applicable to the banking industry could change at any time. As a result of ongoing challenges facing the U.S. economy in particular, the potential exists for new laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations. Increased regulation could increase our cost of compliance and reduce our income to the extent that they limit the manner in which we may conduct business, including our ability to offer new products, charge fees for specific products and services, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

PART I (CONTINUED)
     Failure to comply with the Memorandum of Understanding with the Federal Reserve Bank may have a material adverse effect on our business. In 2009, we entered into a memorandum of understanding with the Federal Reserve. Pursuant to the MOU we made informal commitments to, among other things, obtain the Federal Reserve’s approval prior to incurring any debt, repurchasing any of our stock or paying any dividends. We also agreed not to incur any additional debt. Any material failures to comply with the MOU would likely result in more stringent enforcement actions by the Federal Reserve, which could damage our reputation and have a material adverse effect on our business.
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
     The allowance for possible loan losses, a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans, is a critical resource for maintaining the safety and soundness of banks so that they can fulfill their basic function of financial intermediation.
     The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. The current economic environment has led us, and may continue to lead us, to take provisions that are higher than the Company’s historical experience.
     Fluctuations in interest rates could adversely affect the Company’s earnings and financial condition. The risk of nonpayment of loans — or credit risk — is not the only lending risk. Lenders are subject also to interest rate risk. Fluctuating rates of interest prevailing in the market affect a bank’s net interest income, which is the difference between interest earned from loans and investments, on one hand, and interest paid on deposits and borrowings, on the other. Changes in the general level of interest rates can affect the Company’s net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect (i) the Company’s ability to originate loans, (ii) the value of the Company’s interest earning assets, and the Company’s ability to realize gains from the sale of such assets, (iii) the Company’s ability to obtain and retain deposits in competition with other available investment alternatives, and (iv) the ability of the Company’s borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Although the Company believes that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that the Company’s profitability would not be adversely affected during any period of changes in interest rates.

PART I (CONTINUED)
     We could be subject to valuation and extension risk related to the Federal Reserve ending its program to purchase mortgage-backed securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. On November 25, 2008, the Federal Reserve announced that it would initiate a program to purchase $100.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500.0 billion in mortgage-backed securities backed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”). The Federal Reserve stated that its actions were intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. On March 18, 2009, the Federal Open Market Committee (“FOMC”) announced the expansion of the Federal Reserve’s program to purchase up to $1.25 trillion of mortgage-backed securities. On September 23, 2009, the FOMC announced that the Federal Reserve would gradually slow the pace of purchases, anticipating that they would be complete by the end of first quarter 2010. Recent FOMC pronouncements have confirmed that intention. The planned withdrawal of the Federal Reserve from the market for mortgage-backed investments could cause mortgage rates to rise and the price of mortgage-backed securities to fall, which would negatively impact the valuation of our investments in mortgage-backed securities and increase extension risk on those investments. Valuation risk is the risk that prices for mortgage-backed investments could decline as mortgage rates increase. Extension risk is the cash flow risk resulting from the possibility that fewer borrowers will prepay or refinance their loans as interest rates in the mortgage markets increase. This could result in lowering the Bank’s capital due to declines in mark-to-market valuations and our net interest margin could be negatively impacted by holding relatively lower yielding investments for a longer than anticipated period.
     The Company operates in a highly competitive industry and market area. The U.S. financial system has become highly concentrated and has moved into a barbell-type structure. This structure is characterized at one end by a handful of large financial conglomerates and at the other end by thousands of community financial institutions spread across the U.S.
     The Company faces significant competition both in making loans and in attracting deposits. Competition is based on interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities, the range and type of products offered and, in the case of loans to larger commercial borrowers, lending limits, among other factors. Competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, insurance companies, and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and savings and loan associations. Technology has also lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Larger competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services. The Company’s ability to compete successfully depends on a number of factors, including, among other things:
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

PART 1 (CONTINUED)
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
     The Company does not have the financial and other resources that larger competitors have; this could affect its ability to compete for large commercial loan originations and its ability to offer products and services competitors provide to customers. The northeastern Ohio market in which the Company operates has high concentrations of financial institutions. Many of the financial institutions operating in our market are branches of significantly larger institutions headquartered in Cleveland or in other major metropolitan areas, with significantly greater financial resources and higher lending limits. In addition, many of these institutions offer services that the Company does not or cannot provide. For example, the larger competitors’ greater resources offer advantages such as the ability to price services at lower, more attractive levels, and the ability to provide larger credit facilities. Because the Company is currently smaller than many commercial lenders in its market, it is on occasion prevented from making commercial loans in amounts competitors can offer. Financial institutions’ success is increasingly dependent upon use of technology to provide products and services that satisfy customer demands and to create additional operating efficiencies. Many of the Company’s competitors have substantially greater resources to invest in technological improvements, which could enable them to perform various banking functions at lower costs than the Company, or to provide products and services that the Company is not able to economically provide. We cannot assure you that the Company will be able to develop and implement new technology-driven products or services or that the Company will be successful in marketing these products or services to customers.
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
     The Company utilizes the Federal Home Loan Bank as an additional source of liquidity. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati, which is one of the twelve regional banks comprising the FHLB System. The FHLB provides credit for member financial institutions. As a member of the FHLB, we are required to own stock in the FHLB in proportion to our borrowings. As of December 31, 2009, the Company’s investment in FHLB stock totaled $3.523 million. The Company is authorized to apply for advances from the FHLB, which are collateralized in the aggregate by loans, securities, FHLB stock, and by deposits with the FHLB. At December 31, 2009, the Company had approximately $56.5 million in FHLB advances. FHLB advances are only available to borrowers that meet certain conditions. If the Company were to cease meeting these conditions, our access to FHLB advances could be significantly reduced or eliminated.

PART 1 (CONTINUED)
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
     Operating results may require us to raise additional capital, but that capital may not be available or it may be dilutive. We are required by the Federal Reserve to maintain adequate levels of capital to support our operations. In the event that our future operating results erode capital, if we are required to maintain capital in excess of well-capitalized standards, or if we elect to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital on favorable terms when needed, or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our current shareholders’ percentage ownership interest to the extent they do not participate in future offerings.
     Our information systems may experience an interruption or breach in security. The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and result of operations
     We may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on our financial condition and results of operation. We may be involved from time to time in the future in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

PART I (CONTINUED)
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
     The Company’s stock price is volatile. The Company’s stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:
•	Actual or anticipated variations in earnings;

•	Changes in dividend policy and dividend payout practices.

•	Changes in analyst’s recommendations or projections;

•	Operating and stock performance of other companies deemed to be peers;

•	News reports of trends, concerns and other issues related to the financial services industry; and

•	Low volume of stock trades.
     The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to performance. General market price declines or market volatility in the future could adversely affect the price of the Company’s stock, and the current market price may not be indicative of future market prices.
     Further information relating to Item 1A “Risk Factors” is set forth in the Corporation’s 2009 Annual Report to Shareholders “Management’s Discussion Analysis”. This information includes, but is not limited to Page 46, “Note regarding Forward-Looking Statements”; pages 61-63, “Allowance for Loan Losses”; pages 78-80, “Interest Rate Risk”; pages 46-49, “Critical Accounting Policies and Estimates”; and page 80, “Impact of Inflation”, and is incorporated herein by reference.
Item 1B. Unresolved Staff Comments — N/A
Item 2. Properties
CORTLAND BANCORP and CORTLAND BANKS’ PROPERTY
     The information is set forth in the Corporation’s 2009 Annual Report to Shareholders; page 4, “Brief Description of the Business” – “CORTLAND BANCORP” and “THE CORTLAND SAVINGS AND BANKING COMPANY” and Page 84 “Cortland Banks Offices and Locations” is incorporated herein by reference.

PART I (CONTINUED)
Item 3. Legal Proceedings
     The information set forth in the Corporation’s 2009 Annual Report to Shareholders, page 41, Note 17; “Litigation” is incorporated herein by reference.
Item 4. (Removed and Reserved)
Executive Officers of the Registrant
     The names, ages and positions of the executive officers as of March 29, 2010 are as follows:

Name	Age	Position Held

James M. Gasior	50	President, Chief Executive Officer and Director

Timothy Carney	44	Executive Vice President, Chief Operations Officer, Secretary and Director

David J. Lucido	52	Senior Vice President and Chief Financial Officer

Stanley P. Feret	49	Senior Vice President and Chief Lending Officer
     All of the officers listed above will hold office until the next annual meeting of shareholders, and until their successors are duly elected and qualified.
Principal Occupation and Business Experience of Executive Officers
     During the past five years the business experience of each of the executive officers has been as follows:
     Mr. Gasior succeeded Mr. Fantauzzi as President and Chief Executive Officer of the Cortland Savings and Banking Company and the Cortland Bancorp beginning November 2, 2009. Mr. Gasior is a Certified Public Accountant, a member of the American Institute of CPA’s and the Ohio Society of CPA’s, and has been a member of the Board of Directors since November of 2005. Previously, Mr. Gasior served as Senior Vice President, Chief Financial Officer and Secretary of Cortland Bancorp, and as Senior Vice President, Chief Financial Officer and Secretary of the Bank. He had been in these positions since November, 2005. Mr. Gasior served as Senior Vice President of Lending and Administration of Cortland Bancorp and the Bank from April 1999 to October 2005.
     Mr. Carney was elected as Executive Vice President, Chief Operating Officer and Secretary of both the Cortland Savings and Banking Company and the Cortland Bancorp on November 2, 2009. Mr. Carney was also appointed to the Board of Directors on November 2, 2009 to serve the unexpired term of Lawrence Fantauzzi. Mr. Carney was elected as Senior Vice President and Chief Operations Officer of Cortland Bancorp on April 22, 2008. He was Senior Vice President and Chief Operations of the Bank beginning in 2000.
     Mr. Lucido was appointed Senior Vice President and Chief Financial Officer of Cortland Savings and Banking Company and Cortland Bancorp on January 18, 2010. Previously, Mr. Lucido served as Corporate Vice President and Treasurer of First Place Bank (2008-2010) and Vice President and Manager of Holding Company Accounting for National City Bank (1994-2007).
     Mr. Feret was appointed Senior Vice President and Chief Lending Officer of Cortland Savings and Banking Company and Cortland Bancorp on March 10, 2010. Previously, Mr. Feret served as Senior Vice President of Huntington National Bank from June 2007 to March 2010 and Senior Vice President of Sky Bank from August 2004 to June 2007.

PART II
     Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Corporation’s 2009 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

		Pages in 2009
		Annual Report
		to Shareholders
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities
	a) Market Information	81
	b) Holders	81
	c) Dividends	41, 51 & 81
	d) N/A

	e) Shareholder Return Performance Graph
CUMULATIVE VALUE OF $100 INVESTMENT
Comparison of Five-Year Cumulative Total Return Among Cortland Bancorp,
The Russell 2000 Index and SNL Securities Index of Banks with Assets Under $500 Million. (1)

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Cortland Bancorp	100.00	86.23	92.37	65.03	55.76	25.17
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Bank < $500M Index	100.00	105.88	111.23	90.31	52.42	47.75

(1)	Assumes that on December 31, 2004, $100 each was invested in the common shares of Cortland Bancorp, the Russell 2000 index, and the SNL Bank Index, with all subsequent dividends reinvested. Cortland Bancorp is not among the banking companies included in the SNL Bank Index, nor is it included in the Russell 2000 index. SNL Securities provided information for Cortland Bancorp, The Russell 2000 index and the SNL Bank Index. Past performance provides no guarantee or assurance that similar results can or will be achieved in the future.

PART II

		Pages in 2009
		Annual Report
		to Shareholders

Item 5.	(Continued)

	Issuer Purchases of Equity Securities in The Fourth Quarter of 2009	none

Item 6.	Selected Financial Data	43

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46-80

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73-74 & 78-79

Item 8.	Financial Statements and Supplementary Data	4-45, 61

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Nothing to disclose.

Item 9A.(t)   Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. With the supervision and participation by management, including the Company’s principal executive officer and principal financial officer, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) has been evaluated as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this report.
     Management’s Annual Report on Internal Control Over Financial Reporting. The Report on Management’s Assessment of Internal Control Over Financial Reporting is included on page 5 of the 2009 Annual Report to Shareholders and is incorporated herein by reference.
     Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2009 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.
Item 9B.   Other Information
     Not applicable

PART III
Item l0.   Directors, Executive Officers and Corporate Governance
     Information relating to this item will be set forth in the Corporation’s definitive proxy statement to be filed on or about March 26, 2010 in connection with the annual meeting of shareholders to be held April 27, 2010 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees”, “Continuing Directors”, “The Board of Directors and Committees of the Board”, and “Section 16(a) Beneficial Ownership Reporting Compliance”.
     Information relating to executive officers of the Corporation is set forth in Part I. of this Form 10-K.
Item ll.   Executive Compensation
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Directors Compensation in 2009”.
Item l2.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the caption “Share Ownership by Directors and Executive Officers”.
Item l3. Certain Relationships and Related Transactions, and Director Independence
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the captions of “Transactions with Related Persons” and “The Board of Directors and Committees of the Board”.
Item l4.   Principal Accountant Fees and Services
Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the captions “Audit Committee Matters”.

PART IV
Item l5.   Exhibits, Financial Statement Schedules

(a)	l.	Financial Statements

Included in Part II of this report:

Item 8., Financial Statements and Accompanying Information, is set forth in the Corporation’s 2009 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

Pages in 2009
Annual Report
To Shareholders
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	6
Consolidated Balance Sheets as of December 31, 2009 and 2008	7
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007	8
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	9
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	10
Notes to Consolidated Financial Statements	11 - 42

(a)	2.	Financial Statement Schedules

Included in Part IV of this report as Exhibit 23:

Independent Accountants’ Consent

Schedules:

All schedules are omitted because they are not applicable.

(a)	3.	Exhibits Required by Item 601 of Regulation S-K

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears on page 17-19 hereof and is incorporated herein by reference.

Exhibit 11 — Statement regarding computation of earnings per share — is set forth in the Corporation’s 2009 Annual Report to Shareholders page 15, Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Per Share Amounts — and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 29 , 2010	By	/s/ James M. Gasior

Date		President, Chief Executive
Officer and Director
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ K.Ray Mahan	Director and Chairman of the Board	March 29, 2010 Date
/s/ James M. Gasior	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2010 Date
/s/ Jerry A. Carleton	Director	March 29, 2010 Date
/s/ Timothy Carney	Executive Vice President, Chief Operating Officer, Secretary and Director	March 29, 2010 Date
/s/ David C. Cole	Director	March 29, 2010 Date
/s/ George E. Gessner	Director	March 29, 2010 Date
/s/ James E. Hoffman III	Director	March 29, 2010 Date
/s/ Neil J. Kaback	Director	March 29, 2010 Date
/s/ Richard B. Thompson	Director	March 29, 2010 Date
/s/ Timothy K. Woofter	Director	March 29, 2010 Date
/s/ David J. Lucido	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 29, 2010

INDEX TO EXHIBITS
     The following exhibits are filed or incorporated by reference as part of this report:
Item 15(b). Exhibits

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio	10-K	3.1	03/16/06

3.2	Code of Regulations, as amended

	For the Bancorp	10-K	3.2	03/16/06
	For Cortland Savings and Banking	10-K	3.2	03/15/07
4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	3/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

10.13	Reserved

10.14	Reserved

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005	10-K	10.15	03/16/06

10.16	Reserved

*10.17	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.17	12/12/08

*10.18	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.19	12/12/08

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.22	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.23	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.23	12/12/08

*10.24	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.24	12/12/08

10.25	Reserved

*10.26	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.26	12/12/08

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.28	Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.28	12/12/08

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.30	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Danny L. White, dated as of December 3, 2008	8-K	10.30	12/12/08

Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith
*10.31	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Timothy Carney, James M. Gasior, and Stephen A. Telego, Sr.	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene Lenio, Craig M. Phythyon, Barbara Sandrock, and Danny L. White	8-K	10.32	12/12/08

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

11	Statement of re-computation of per share earnings	See Note 1 of
Financial
Statements

13	Annual Report to security holders				✓

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel — Consent of independent registered public Accounting firms				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

*	Management contract or compensatory plan or arrangement
Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Timothy Carney, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.