Form 10-Q
period 2010-03-31
CORTLAND BANCORP INC
filed 2010-05-17
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	at May 14, 2010 4,525,545 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS
Cash and due from banks	$6,901	$8,212
Interest bearing deposits	22,427	36,611

Total cash and cash equivalents	29,328	44,823

Investment securities available for sale (Note 3)	157,537	141,273
Investment securities held to maturity (estimated fair value of $30,491 at March 31, 2010 and $31,490 at December 31, 2009 ) (Note 3)	29,635	30,651
Total loans (Note 4)	237,137	248,248
Less allowance for loan losses (Note 4)	(2,447)	(2,437)

Net loans	234,690	245,811

Premises and equipment	6,986	7,127
Bank owned life insurance	13,322	13,211
Other assets	14,418	14,403

Total assets	$485,916	$497,299

LIABILITIES
Noninterest-bearing deposits	$57,302	$60,173
Interest-bearing deposits	317,985	327,322

Total deposits	375,287	387,495

Federal Home Loan Bank advances	51,500	56,500
Other short term borrowings	7,119	6,866
Subordinated debt	5,155	5,155
Other liabilities	8,123	4,375

Total liabilities	447,184	460,391

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,728,267 in 2010 and 2009; outstanding shares 4,525,545 in 2010 and 4,525,551 in 2009	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	1,036	142
Accumulated other comprehensive loss	(3,201)	(4,131)
Treasury stock at cost, 202,722 at March 31, 2010 and 202,716 at December 31, 2009	(3,594)	(3,594)

Total shareholders’ equity	38,732	36,908

Total liabilities and shareholders’ equity	$485,916	$497,299

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE
	MONTHS ENDED
	MARCH 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$3,679	$3,851
Interest and dividends on investment securities:
Taxable interest income	1,486	2,160
Nontaxable interest income	321	349
Dividends	40	40
Other interest income	23	20

Total interest income	5,549	6,420

INTEREST EXPENSE
Deposits	1,116	1,835
Borrowed funds	622	703
Subordinated debt	22	43

Total interest expense	1,760	2,581

Net interest income	3,789	3,839
PROVISION FOR LOAN LOSSES	175	151

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,614	3,688

OTHER INCOME
Fees for other customer services	545	537
Investment securities gains — net		87
Impairment losses on investment securities:
Impairment losses on investment securities	(275)	(10,251)
Non credit-related (gains) losses on securities not expected to be sold (recognized in other comprehensive income before tax)	(269)	6,584

Net impairment losses on investment securities	(544)	(3,667)
Gain on sale of loans — net	4	71
Other real estate losses — net	(4)	(14)
Earnings on bank owned life insurance	136	135
Other non-interest income	27	84

Total other income	164	(2,767)

OTHER EXPENSES
Salaries and employee benefits	1,261	1,838
Net occupancy and equipment	472	492
State and local taxes	108	105
FDIC premiums	225	80
Bank exam and audit fees	109	108
Office supplies	86	99
Other operating expenses	478	558

Total other expenses	2,739	3,280

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	1,039	(2,359)

Federal income tax expense (benefit)	145	(962)

NET INCOME (LOSS)	$894	$(1,397)

BASIC EARNINGS (LOSS) PER COMMON SHARE (NOTE 6)	$0.20	$(0.31)

DILUTED EARNINGS (LOSS) PER COMMON SHARE (NOTE 6)	$0.20	$(0.31)

CASH DIVIDENDS DECLARED PER SHARE	$—	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

THREE MONTHS ENDED MARCH 31, 2009

BALANCE AT JANUARY 1, 2009	$23,641	$21,078	$6,480	$(11,078)	$(4,093)	$36,028

Comprehensive loss:
Net loss			(1,397)			(1,397)
Other comprehensive loss, net of tax :
Unrealized losses on available- for-sale securities, net of reclassification adjustment				2,777		2,777
Other comprehensive loss related to securities for which other than temporary impairment has been recognized in earnings, net of tax				(4,345)		(4,345)

Total comprehensive loss						(2,965)

Common stock transactions:
Treasury shares reissued		(228)			500	272

BALANCE AT MARCH 31, 2009	$23,641	$20,850	$5,083	$(12,646)	$(3,593)	$33,335

THREE MONTHS ENDED MARCH 31, 2010

BALANCE AT JANUARY 1, 2010	$23,641	$20,850	$142	$(4,131)	$(3,594)	$36,908

Comprehensive income:
Net income			894			894
Other comprehensive income, net of tax :
Unrealized gains on available- for-sale securities, net of reclassification adjustment				753		753
Other comprehensive gain related to securities for which other than temporary impairment has been recognized in earnings, net of reclassification adjustment, net of tax benefit				177		177

Total comprehensive income						1,824

BALANCE AT MARCH 31, 2010	$23,641	$20,850	$1,036	$(3,201)	$(3,594)	$38,732

COMPONENTS OF OTHER COMPREHENSIVE
LOSS (INCOME)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

Net unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	$571	$(3,931)
Reclassification adjustment for net gains realized in net income, net of tax	—	(57)
Reclassification adjustment for other than temporary impairment losses on debt securities, net of tax	359	2,420

Net unrealized gains (losses) on available- for-sale securities, net of tax	$930	$(1,568)

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
NET CASH FLOWS FROM OPERATING ACTIVITIES	$472	$737

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(17,787)	(76)
Proceeds from call, maturity and principal payments on securities	7,521	12,989
Net decrease in loans	11,249	9,402
Proceeds from disposition of other real estate	11
Purchases of premises and equipment	(6)	(100)

Net cash flows from investing activities	988	22,215

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(12,208)	2,118
Pay down of Federal Home Loan Bank advances	(5,000)
Net increase in short term borrowings	253	464
Treasury shares reissued		272

Net cash flows from financing activities	(16,955)	2,854

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,495)	25,806

CASH AND CASH EQUIVALENTS
Beginning of period	44,823	26,843

End of period	$29,328	$52,649

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,825	$2,626
Income taxes paid	$400	$210
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2009, included in our Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) topic 105 Generally Accepted Accounting Principles became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
2.) Reclassifications:
Certain items contained in the 2009 financial statements have been reclassified to conform to the presentation for 2010. Such reclassifications had no effect on the net results of operations.
3.) Investment Securities:
Investments in debt and equity securities are classified as held to maturity, trading or available for sale. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so.
Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization or accretion included in interest income. Securities available for sale are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders’ equity, net of tax effects. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Interest on securities is accrued and credited to operations based on the principal balance outstanding, adjusted for amortization of premiums and accretion of discounts.
Unrealized losses on investments have not been recognized into income. Management has considered whether the present value of cash flow expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other-than-temporary.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of investment securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
Investment securities available for sale
U.S. Government agencies and corporations	$35,240	$463	$120	$35,583
Obligations of states and political subdivisions	13,310	211	66	13,455
Mortgage-backed and related securities	89,278	2,963	51	92,190
Trust preferred pools/collateralized debt obligations	20,523		8,250	12,273
Corporate securities	287			287

Total debt securities	158,638	3,637	8,487	153,788
Regulatory stock	3,749			3,749

Total available for sale	$162,387	$3,637	$8,487	$157,537

Investment securities held to maturity
U.S. Treasury securities	$128	$12	$	$140
U.S. Government agencies and corporations	5,991	150		6,141
Obligations of states and political subdivisions	15,837	592	11	16,418
Mortgage-backed and related securities	7,679	345	232	7,792

Total held to maturity	$29,635	$1,099	$243	$30,491

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Investment securities available for sale
U.S. Government agencies and corporations	$20,465	$315	$227	$20,553
Obligations of states and political subdivisions	12,351	230	83	12,498
Mortgage-backed and related securities	89,613	2,729	280	92,062
Trust preferred pools/collateralized debt obligations	21,068		8,944	12,124
Corporate securities	287			287

Total debt securities	143,784	3,274	9,534	137,524
Regulatory stock	3,749			3,749

Total available for sale	$147,533	$3,274	$9,534	$141,273

Investment securities held to maturity
U.S. Treasury securities	$130	$11	$	$141
U.S. Government agencies and corporations	5,990	134		6,124
Obligations of states and political subdivisions	16,097	631	15	16,713
Mortgage-backed and related securities	8,434	326	248	8,512

Total held to maturity	$30,651	$1,102	$263	$31,490

At March 31, 2010 and December 31, 2009 regulatory stock consisted of $3,523 in Federal Home Loan Bank (FHLB) stock and $226 in Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.
The FHLB of Cincinnati’s financial condition remained strong despite the economic recession and the FHLB of Cincinnati continued to fulfill its role as an important provider of reliable and attractively priced wholesale funding, with a competitive dividend paid to the Bank in each of the four quarters of 2009 and the first quarter of 2010.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and fair value of debt securities at March 31, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Estimated
	Cost	Fair Value
Investment securities available for sale
Due in one year or less	$3,230	$3,242
Due after one year through five years	527	547
Due after five years through ten years	29,962	30,109
Due after ten years	35,641	27,700

Subtotal	69,360	61,598
Mortgage-backed securities	89,278	92,190

Total	$158,638	$153,788

Investment securities held to maturity
Due in one year or less	$2,857	$2,911
Due after one year through five years	697	754
Due after five years through ten years	7,007	7,162
Due after ten years	11,395	11,872

Subtotal	21,956	22,699
Mortgage-backed securities	7,679	7,792

Total	$29,635	$30,491

Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, or called using the specific identification method. The table below sets forth the proceeds and gains or loses realized on securities sold or called for the period ended:

	THREE MONTHS
	March 31,
	2010	2009
Proceeds on securities sold	None	None
Gross realized gains	None	None
Gross realized losses	None	None

Proceeds on securities called	None	$7,804
Gross realized gains	None	87
Gross realized losses	None	None
Securities available for sale, carried at fair value, totaled $157,537 at March 31, 2010 and $141,273 at December 31, 2009 representing 84.17% and 82.17%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
Investment securities with a carrying value of approximately $92,544 at March 31, 2010 and $87,678 at December 31, 2009 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at March 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$13,013	$120	$	$	$13,013	$120
Obligations of states and political subdivisions	5,371	65	1,161	12	6,532	77
Mortgage-backed and related securities	11,412	56	518	227	11,930	283
Trust preferred pools/collateralized debt obligations			12,080	8,250	12,080	8,250

	$29,796	$241	$13,759	$8,489	$43,555	$8,730

The above table comprises 55 investment securities where the fair value is less than the related amortized cost.
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$11,111	$227	$	$	$11,111	$227
Obligations of states and political subdivisions	4,019	69	1,705	29	5,724	98
Mortgage-backed and related securities	32,696	272	2,130	256	34,826	528
Trust preferred pools/collateralized debt obligations			11,932	8,944	11,932	8,944

	$47,826	$568	$15,767	$9,229	$63,593	$9,797

The above table comprises 66 investment securities where the fair value is less than the related amortized cost.
The unrealized loss on Collateralized Debt Obligations (CDO’S) represents pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at March 31, 2010 was $8,250 as compared to a $8,944 loss at December 31, 2009.
The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations of states and political subdivisions, and mortgage-backed and related securities were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads and not credit quality, and because the Company does not intend to sell those investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.
Among the Company’s numerous mortgage backed securities is one privately issued variable rate CMO. The security was valued on March 31 at $.64 on a dollar and is scheduled to reprice in February of 2011. The Company had the security tested by a third party for subprime mortgage containment and none was found. As government intervention takes hold and the market in general somewhat settled, the CMO market has begun a slow recovery. A year ago, this security priced at $.31 on a dollar, and at December 31, 2009, at $.62. The doubling of the value since March 2009 provides evidence that the impairment is temporary. General market liquidity has been improving, even with the government phasing out of its many assistive programs. The security carries a credit rating of “A” indicating little probability of default. Also, as a variable rate security, interest resets have been bringing the rate down, thus reducing the value. As interest rates rise in the next 9 to 12 months (as economists predict), and the rate resets higher, the price of the security should also recover relative to our book value. The security’s underlying delinquency rate is 6.92%. A current third party analysis of this security indicates at the current delinquency and default rates, no loss is projected on this security through its maturity. This CMO is in the held to maturity portfolio and it is not more likely than not that the Company will be required to sell the debt security before its anticipated recovery. As a result of all of the facts presented, the Company does not consider this investment to be other-than-temporarily impaired.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
During September 2008, the U.S. government placed mortgage finance companies Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), under conservatorship, giving management control to their regulator, the Federal Housing Finance Agency, or FHFA, and providing both companies with access to credit from the U.S. Treasury. Debt obligations now provide an explicit guarantee of the full faith and credit of the United States government to existing and future debt holders of Fannie Mae and Freddie Mac limited to the period under which they are under conservatorship. The Company’s investment in FNMA and FHLMC is $6,151 and $5,950 respectively.
In response to the takeover, the Federal Deposit Insurance Corporation tentatively approved a rule, proposed by all four federal bank regulators, that eases capital requirements for federally insured depository institutions that hold FNMA and FHLMC corporate debt, subordinated debt, mortgage guarantees and derivatives.
Securities Deemed to be Other-Than-Temporarily Impaired
The Company reviews investment debt securities on an ongoing basis for the presence of other-than- temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter of 2010 in accordance with FASB ASC topic 320, Investments — Debt and Equity Securities. The purpose of this ASC is to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to communicate more effectively when an OTTI event has occurred. This ASC amends the OTTI guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the OTTI recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to OTTI of equity securities.
For debt securities, ASC topic 320 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.
In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), ASC topic 320 determines the presentation and amount of the OTTI recognized in the income statement.
In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income (loss). The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in other comprehensive income (loss).
Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at March 31, 2010. The Company recorded impairment credit losses in earnings on available-for-sale securities of $544 for the quarter ended March 31, 2010. The non-credit portion of impairment included at March 31, 2010 recorded in Other Comprehensive Income (loss) was $4,067. In the quarter ended March 31, 2009, the Company recorded impairment credit losses in earnings on available for sale securities of $3,667. The $6,584 non- credit portion of impairment was recorded in Other Comprehensive Income (loss). For the year ended December 31, 2009 the Company recorded impairment credit losses of $14,502.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)

	THREE MONTHS ENDED
	March 31,
	2010	2009
Impaired Losses Recognized in income on Other-Than-Temporarily Impaired Securities
Collateralized debt obligations	$544	$3,667

Total	$544	$3,667

Over the past eight quarters, the Company recognized $2,066 of other-than-temporary losses attributable to its General Motors Corporation Corporate Securities with a cost basis of $2,353. The impairment charges were recognized due to the fact that General Motors filed for government-assisted Chapter 11 bankruptcy protection on June 1, 2009. Pursuant to the reorganization, secured creditors of the newly emerged company were granted priority in the liability settlement process. Unsecured creditors, such as the Company’s position in these corporate bonds, are subject to much more restrictive settlement options still to be determined. Under this scenario, the market has priced these securities well below the par values. The Company did not expect the value to recover from this pricing level, thus recognized other- than-temporary impairment. Since the bond has traded recently above the reduced book value there was no additional impairment recognized during the current quarter.
For the quarter ended March 31, 2010, the Company recognized OTTI of $544 attributable to twelve CDO’s with a cost basis of $14,675. For the year ended December 31, 2009, the Company recognized OTTI of $13,687 attributable to eighteen CDO’s with a cost basis of $21,618. For the quarter ended March 31, 2009, the Company recognized OTTI of $3,667 attributable to six CDO’s with a cost basis of $11,539. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted. See Note 8, Fair Value for additional discussion of CDO impairment.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)

	CONTRACT OR NOTIONAL AMOUNT
	March 31,	December 31,
	2010	2009
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$557	$933
Variable rate	31,484	33,959
Standby letters of credit	498	703
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
The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at March 31, 2010 totaled $10,541 and $10,553 at December 31, 2009. The total average daily balance of overdrafts used at March 31, 2010 was $120 and $139 at December 31, 2009, or approximately 1.1% of the total aggregate overdraft protection available to depositors at March 31, 2010 and 1.3% at December 31, 2009. The balance at March 31, 2010 of all deposit overdrafts included in total loans was $125, with the balance at December 31, 2009 of $129.
The Company, through its subsidiary bank, grants residential, consumer and commercial loans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	March 31,	December 31,
	2010	2009
1-4 Family residential mortgages	25.2%	24.5%
Commercial mortgages	55.6%	51.0%
Consumer loans	3.2%	3.1%
Commercial loans	9.8%	15.5%
Home equity loans	6.2%	5.9%
There are $308 in mortgage loans held for sale included in 1-4 family residential mortgages as of March 31, 2010, and none at December 31, 2009. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
The following table sets forth the aggregate balance of underperforming loans for each of the following categories at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Loans accounted for on a non-accrual basis	$988	$1,230
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE
Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	612	920

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the three months ended March 31, 2010 and 2009.

	March 31,	March 31,
	2010	2009
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$30	$23
Interest income actually included in income on the loans	9	9
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
Impaired loans were as follows:

	March 31,	December 31,
	2010	2009
Balance of impaired loans with no allocated allowance	$101	$855
Balance of impaired loans with an allocated allowance	186	401

Total recorded investment in impaired loans	$287	$1,256

Amount of the allowance allocated to impaired loans	$108	$156

Average balance of impaired loans	$772	$1,078

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. Interest income recognized on these loans subsequent to their classification as impaired was $2 for the three months ended March 31, 2010 and $52 for the twelve months ended December 31, 2009.
Loans in the amount of $7,809 as of March 31, 2010, and $16,354 as of December 31, 2009 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an analysis of the allowance for loan losses for the periods ended March 31, 2010 and March 31, 2009:

	THREE MONTHS ENDED
	March 31,
	2010	2009
Balance at beginning of period	$2,437	$2,470
Loan charge-offs:
1-4 family residential mortgages	22	7
Commercial mortgages	137	—
Consumer loans and other loans	35	57
Commercial loans	1	2
Home equity loans	—	—

	195	66

Recoveries on previous loan losses:
1-4 family residential mortgages	1	—
Commercial mortgages	—	1
Consumer loans and other loans	26	29
Commercial loans	—	—
Home equity loans	3	—

	30	30
Net charge-offs	(165)	(36)
Provision charged to operations	175	151

Balance at end of period	$2,447	$2,585

Ratio of annualized net charge-offs to average loans outstanding	0.27%	0.06%

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

	THREE MONTHS ENDED
	March 31,
	2010	2009
Net income (loss)	$894	$(1,397)
Weighted average common shares outstanding*	4,525,550	4,525,326

Basic earnings (loss) per share*	$0.20	$(0.31)

Diluted earnings (loss) per share*	$0.20	$(0.31)

*	Average shares outstanding and the resulting per share amounts have been restated to give retroactive effect to the two 1% stock dividends in 2009.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
7.) Subordinated Debt
In July 2007 a trust formed by the Company issued $5,000 of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rate at March 31, 2010 was 1.71% and at December 31, 2009 was 1.70%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.
In accordance with FASB ASC, Topic 942, Financial Services – Depository and Lending the trust is not consolidated with the Company’s financial statements. Accordingly, the Company does not report the securities issued by the trust as liabilities, but instead reports as liabilities the subordinated debentures issued by the Company and held by the trust. The subordinated debentures qualify as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.
8.) Fair Value
Measurements
Accounting guidance under ASC Topic 820, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.
The Company groups assets and liabilities recorded at fair value into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows:
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at 3/31/10 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
Description	3/31/10	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
U. S. Government agencies and corporations	$35,583	$	$35,583	$
Obligations of states and political subdivisions	13,455		13,455
Mortgage-backed and related securities	92,190		92,190
Trust preferred pools/collateralize debt obligations	12,273			12,273
Corporate securities	287	—	287	—

Total	$153,788	$—	$141,515	$12,273

	Fair Value Measurements at 12/31/09 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
Description	12/31/09	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
U. S. Government agencies and corporations	$20,553	$	$20,553	$
Obligations of states and political subdivisions	12,498		12,498
Mortgage-backed and related securities	92,062		92,062
Trust preferred pools/collateralize debt obligations	12,124			12,124
Corporate securities	287	—	287	—

Total	$137,524	$—	$125,400	$12,124

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2010. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

						Losses included
						in net income
		Net realized/Unrealized				for the period
		gains/(losses) included in				relating to assets
		Non-	Other	Transfers	Purchases	held at
	January l,	interest	Comprehensive	in and/or	Issuance	March 31,	March 31,
Net Unrealized	2010	Income	Income	out of Level 3	and settlements	2010	2010

Trust preferred Pools/CDO’s	$12,124	$(544)	$693	$	$	$12,273	$(544)

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
The Company also considers the issuer’s financial condition, capital strength and near-term prospects. In addition, for debt securities the Company considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), current ability to make future payments in a timely manner and the issuer’s ability to service debt, the assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and the Company’s intent and ability to retain the security all of which require considerable judgment.
Collateralized debt obligations are accounted for under FASB ASC Topic 325 Investments Other. The Company evaluates current available information in estimating the future cash flows of securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future deferrals and defaults, and other relevant market information.
The Company owns 32 collateralized debt obligation securities (CDO) totaling $35,142 (par value) that are backed by trust preferred securities issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning the second half of 2008 and through the first quarter of 2010, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and the first quarter of 2010, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple CDO securities, including securities held by the Company. All of the CDO securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through the first quarter of 2010 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of these securities. The Company determined that for fourteen of these securities, it does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis. It was determined that there was no adverse change in the cash flows for these fourteen securities. The Company does not consider the investment in these assets to be other-than-temporarily impaired at March 31, 2010. However, there is a risk that subsequent evaluations could result in recognition of other-than-temporary impairment charges in the future. Upon completion of the March 31, 2010 analysis, our model indicated other-than-temporary impairment on the remaining eighteen securities, all of which experienced additional defaults or deferrals during the period. These eighteen securities had impairment losses of $18.3 million, of which $14.2 million was recorded as expense ($544 in the current quarter) and $4.1 million was recorded in other comprehensive income (loss). These eighteen securities remained classified as available for sale at March 31, 2010, and together, the 32 securities subjected to FASB ASC Topic 320 accounted for the entire $8.3 million of gross unrealized losses in the trust preferred pools/collateralized debt obligations category at March 31, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table details the eighteen debt securities with other-than-temporary impairment, their credit ratings at March 31, 2010 and the related losses recognized in earnings:

		Amount of other-
		than-temporary
		impairment		Amount of other-than-
	Moody’s/	related to credit		temporary impairment
	Fitch	loss at		related to credit loss at
	Rating	January 1, 2010	Addition	March 31, 2010

PreTSL II Mezzanine	Ca/C	$816	$364	$1,180
PreTSL VIII B-3	C/C	1,390	0	1,390
PreTSL XVI D	NR/C	518	0	518
PreTSL XVI D	NR/C	991	0	991
Alesco Preferred Funding VIII Class E Notes 1	Ca/C	1,500	0	1,500
Tropic CDO V Class B-1L	C/C	4,425	1	4,426
MM Community Funding III Class B	Baa3/B	6	5	11
PreTSL IX Class B-2	Ca/C	247	0	247
PreTSL XVII Class D	NR/C	930	0	930
PreTSL XXV Class D	NR/C	1,001	0	1,001
PreTSL XXVI Class D	NR/C	464	0	464
PreTSL XVIII Class D	NR/C	513	0	513
Trapeza CDO II Class C-1	Ca/C	317	31	348
PreTSL XVII Class C	Ca/C	94	56	150
PreTSL XV Class B-3	Ca/C	84	40	124
PreTSL XXIII Class C-FP	C/C	204	7	211
PreTSL I Mezzanine	Caa1/C	103	1	104
PreTSL XV Class B-2	Ca/C	84	39	123

Total		$13,687	$544	$14,231

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table provides additional information related to our entire pooled trust preferred collateralized debt obligations as of March 31, 2010 used to evaluate other-than-temporary impairments.
Pooled Trust Preferred Security Detail

							Deferrals	Excess
							and	Subordination
						Number of	Defaults as	as a % of
				Unrealized	Moody’s/	Issuers	% of	Current
		Book		Gain	Fitch	Currently	Current	Performing
Deal	Class	Value	Fair Value	Loss	Rating	Performing	Collateral	Collateral

PreTSL I	Mezzanine	$841	$654	$(187)	Caal/C	26	24.86%	0.00%
PreTSL II	Mezzanine	933	604	(329)	Ca/C	22	38.90	0.00
PreTSL IV	Mezzanine	183	133	(50)	Ca/CCC	4	27.07	19.07
PreTSL V	Mezzanine	274	194	(80)	Ba3/C	2	43.12	0.00
PreTSL VIII	B-3	610	239	(371)	C/C	23	43.67	0.00
PreTSL IX	B-2	753	363	(390)	Ca/C	35	29.22	0.00
PreTSL XV	B-2	378	117	(261)	Ca/C	57	26.08	0.00
PreTSL XV	B-3	379	116	(263)	Ca/C	57	26.08	0.00
PreTSL XVI	D	0	0	0	NR/C	42	31.67	0.00
PreTSL XVI	D	0	0	0	NR/C	42	31.67	0.00
PreTSL XVII	C	828	152	(676)	Ca/C	45	20.62	0.00
PreTSL XVII	D	0	0	0	NR/C	45	20.62	0.00
PreTSL XVIII	D	0	0	0	NR/C	59	21.75	0.00
PreTSL XXIII	C-2	1,011	239	(772)	C/C	100	22.95	0.00
PreTSL XXIII	C-FP	1,544	481	(1,063)	C/C	100	22.95	0.00
PreTSL XXV	D	0	0	0	NR/C	53	30.96	0.00
PreTSL XXVI	D	0	0	0	NR/C	53	28.31	0.00
I-PreTSL I	B-1	985	740	(245)	NR/BB	16	9.04	7.78
I-PreTSL I	B-2	1,000	744	(256)	NR/BB	16	9.04	7.78
I-PreTSL I	B-3	1,000	742	(258)	NR/BB	16	9.04	7.78
I-PreTSL II	B-3	2,990	2,516	(474)	NR/BB	29	0.00	14.33
I-PreTSL III	B-2	1,000	733	(267)	B2/BB	24	5.81	9.05
I-PreTSL III	C	1,000	583	(417)	NR/B	24	5.81	1.49
I-PreTSL IV	B-1	1,000	693	(307)	Ba2/B	31	4.16	8.84
I-PreTSL IV	B-2	1,000	693	(307)	Ba2/B	31	4.16	8.84
I-PreTSL IV	C	500	255	(245)	Caa1/CCC	31	4.16	4.68
Alesco VIII	E	0	0	0	Ca/C	59	33.87	0.00
MM Community Funding III	B	456	330	(126)	Baa3/B	8	22.69	9.99
MM Community Funding II	B	193	193	0	Baa2/BB	6	26.98	14.21
Tropic V	B-1L	0	0	0	C/C	60	34.59	0.00
Trapeza II	C-1	665	265	(400)	Ca/C	24	35.11	0.00
Trapeza IX	B-1	1,000	494	(506)	Caa3/CC	42	10.91	12.37

Total		$20,523	$12,273	$(8,250)

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred CDO’s.
Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2010;

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
The Company enlisted the aid of an independent third party to perform the TRUP CDO valuations. The approach to determining fair value involved the following process:
1.	Estimate the credit quality of the collateral using average probability of default values for each issuer (adjusted for rating levels).

2.	Consider the potential for correlation among issuers within the same industry for default probabilities (e.g. banks with other banks).

3.	Forecast the cash flows for the underlying collateral and apply to each CDO tranche to determine the resulting distribution among the securities.

4.	Discount the expected cash flows to calculate the present value of the security.

5.
The effective discount rates on an overall basis generally range from 9.70% to 47.19% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	March 31, 2010
	Level 1		Level 2	Level 3	Total
Assets Measured on a Non-recurring basis
Impaired loans	$		$179	$	$179
Other real estate owned			677		677
Mortgage loans held for sale		308			308

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets Measured on a Non-recurring basis
Impaired loans	$	$1,100	$	$1,100
Other real estate owned		687		687

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At March 31, 2010, the recorded investment in impaired loans was $287 with a related reserve of $108 resulting in a net balance of $179. At December 31, 2009, the recorded investment in impaired loans was $1,256 with a related reserve of $156 resulting in a net balance of $1,100.
Other Real Estate Owned (OREO): Real Estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs, relating to holding and maintaining the property, are charged to expense. At March 31 2010 the recorded investment in OREO was $687 with a valuation allowance of $10 resulting in a net balance of $677. At December 31, 2009, the recorded investment in OREO was $697 with a valuation allowance of $10 resulting in a net balance of $687.
Mortgage loans held for sale: The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant. The sale is executed within a reasonable period following quarter end at the stated fair value.
Financial Instruments
The FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Time deposits — The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rates are estimated using market rates currently offered for similar instruments with similar remaining maturities.
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
Other short term borrowings — Other short term borrowings generally have an original term to maturity of one year or less. Consequently, their carrying value is a reasonable estimate of fair value.
Subordinated debt — The carrying amount for the subordinated debt is a reasonable estimate of the debts’ fair value due to the fact the debt floats based on LIBOR and resets quarterly.
Accrued interest payable — The carrying amount is a reasonable estimate of these liabilities fair value.
The fair value of unrecorded commitments at March 31, 2010 and December 31, 2009 is not material.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
ASSETS
Cash and cash equivalents	$29,328	$29,328	$44,823	$44,823
Investment securities available for sale	157,537	157,537	141,273	141,273
Investment securities held to maturity	29,635	30,491	30,651	31,490
Loans, net of allowance for loan losses	234,690	239,200	245,811	250,913
Accrued interest receivable	2,307	2,307	2,112	2,112

LIABILITIES
Demand and savings deposits	$211,326	$211,326	$222,704	$222,704
Time deposits	163,961	166,982	164,791	168,947
FHLB advances	51,500	54,681	56,500	59,805
Other short term borrowings	7,119	7,119	6,866	6,866
Subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	660	660	725	725

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
10.) Memorandum of Understanding
As disclosed under Item 5 of the Form 10Q filing for the quarter ended March 31, 2009, Cortland Banks, in May 2009, was presented with an informal memorandum of understanding.
On May 26, 2009, the Board of Directors of Cortland Bancorp and Cortland Banks adopted resolutions authorizing its President and Chief Executive Officer to enter into the Memorandum of Understanding (MOU) with the Federal Reserve. The MOU was executed June 1, 2009. The Division of Financial Institutions, State of Ohio, became a party to the MOU in December 2009, when the agreement was revised. The revised MOU was executed December 31, 2009. The MOU requires the Company and Cortland Banks to obtain the Federal Reserve’s approval prior to: (i) incurring any debt; (ii) repurchasing any of its stock; or (iii) paying any dividends.
The MOU also required Cortland Banks, within specified timeframes, to submit the following plans to the Federal Reserve for its approval: (i) a plan to strengthen and improve management of the overall risk exposure of the investment portfolio; (ii) a plan to maintain an adequate capital position, (iii) a plan to strengthen board oversight of the management and operations of the Bank and (iv) a plan for 2010 to improve the Bank’s earnings and overall condition.
The provisions of the MOU shall remain effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve. The Company is substantially in compliance with the provisions of the MOU as of March 31, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	MARCH 31, 2010			DECEMBER 31, 2009,			MARCH 31, 2009
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Federal funds sold and other earning assets	$34,320	$23	0.26%	$59,923	$155	0.27%	$30,277	$20	0.27%
Investment securities (1) (2)	179,916	1,999	4.45%	176,524	8,965	5.08%	203,413	2,711	5.34%
Loans (2) (3)	242,043	3,696	6.15%	238,290	15,229	6.39%	242,669	3,876	6.43%

Total interest-earning assets	456,279	$5,718	5.04%	474,737	$24,349	5.13%	476,359	$6,607	5.60%

Cash and due from banks	6,547			6,661			6,623
Bank premises and equipment	7,077			7,392			7,564
Other assets	18,938			9,460			3,250

Total non-interest-earning assets	32,562			23,513			17,437

Total Assets	$488,841			$498,250			$493,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$69,378	$73	0.43%	$65,266	$436	0.67%	$62,228	$162	1.06%
Savings	87,534	74	0.34%	84,933	516	0.61%	82,037	185	0.91%
Time	161,740	969	2.43%	175,153	5,342	3.05%	178,551	1,488	3.37%

Total interest-bearing deposits	318,652	1,116	1.42%	325,352	6,294	1.93%	322,816	1,835	2.30%
Other borrowings	62,920	622	4.01%	68,307	2,813	4.12%	68,286	703	4.18%
Subordinated Debt	5,155	22	1.70%	5,155	127	2.46%	5,155	43	3.33%

Total interest-bearing liabilities	386,727	$1,760	1.85%	398,814	$9,234	2.32%	396,257	$2,581	2.64%

Demand deposits	59,572			58,506			57,714
Other liabilities	4,764			4,857			3,782
Shareholders’ equity	37,778			36,073			36,043

Total liabilities and Shareholders’ equity	$488,841			$498,250			$493,796

Net interest income		$3,958			$15,115			$4,026

Net interest rate spread (4)			3.19%			2.81%			2.96%

Net interest margin (5)			3.47%			3.19%			3.38%

Ratio of interest-earning assets to interest-bearing liabilities			117.98%			119.04%			120.21%

(1)	Includes both taxable and tax exempt securities and loans.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $17 and $151 for March 31, 2010,$82 and $644 for December 31, 2009, $25 and $162 for March 31. 2009.

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	March 31.	December 31,	September 30,	June 30,	March 31,
Unaudited	2010	2009	2009	2009	2009
SUMMARY OF OPERATIONS
Total interest income	$5,549	$5,681	$5,701	$5,821	$6,420
Total interest expense	(1,760)	(1,973)	(2,248)	(2,432)	(2,581)

NET INTEREST INCOME (NII)	3,789	3,708	3,453	3,389	3,839
Provision for loan losses	(175)	(90)	(121)	(65)	(151)

NII after loss provision	3,614	3,618	3,332	3,324	3,688
Security losses including impairment losses	(544)	(257)	(2,463)	(7,770)	(3,580)
Gain on sale of loans	4	32	43	119	71
Total other income (excluding security and loan gains)	704	771	752	736	742
Total other noninterest expense	(2,739)	(3,428)	(3,383)	(3,557)	(3,280)

Income (loss) before tax	1,039	736	(1,719)	(7,148)	(2,359)

Net income (loss)	$894	$643	$(983)	$(4,598)	$(1,397)

PER COMMON SHARE DATA (1)
Net (loss) income, both basic and diluted	$0.20	$0.14	$(0.22)	$(1.01)	$(0.31)
Cash dividends declared	—	—	—	—	—
Book value	8.59	8.16	8.18	7.77	7.37

BALANCE SHEET DATA
Assets	$485,916	$497,299	$498,375	$500,049	$493,400
Investments	187,172	171,924	173,958	141,773	172,875
Net loans	234,690	245,811	234,150	233,096	233,826
Deposits	375,287	387,495	379,946	386,169	382,071
Borrowings	58,619	63,366	71,801	68,903	68,612
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	38,732	36,908	37,024	35,156	33,335

AVERAGE BALANCES
Assets	$488,841	$495,976	$502,645	$500,364	$493,796
Investments	179,916	173,799	154,037	169,883	203,413
Net loans	239,615	234,996	234,140	234,016	240,136
Deposits	378,224	381,458	385,524	387,891	380,530
Borrowings	62,920	66,985	69,166	68,795	68,286
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	37,778	37,397	36,380	34,455	36,043

ASSET QUALITY RATIOS
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.69%	0.80%	0.59%	0.85%	0.86%
Underperforming assets (2) as a percentage of:
Total assets	1.08	0.98	0.46	0.42	0.46
Equity plus allowance for loan losses	12.76	12.37	5.85	5.57	6.25
Tier I capital	11.23	10.59	5.09	4.54	4.42

FINANCIAL RATIOS
Return on average equity	9.83%	6.88%	(10.81)%	(53.38)%	(15.50)%
Return on average assets	0.73	0.52	(0.78)	(3.68)	(1.13)
Effective tax rate	14.00	12.64	(42.82)	(35.70)	(40.80)
Net interest margin	3.47	3.34	3.06	2.98	3.38

(1)
Basic and diluted earnings per share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period , adjusted retroactively for the stock dividends.

(2)	Underperforming assets include non accrual loans and investments, OREO and restructured loans.

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
Analysis of Assets and Liabilities
Our earning assets are comprised of investment securities, loans and loans held for sale and deposits at financial institutions, mainly the Federal Reserve Bank. Earning assets were $446,736 at March 31, 2010, a decrease of 1.9% from March 31, 2009, which was $455,577, and a decrease of 2.2% since December 31, 2009, which stood at $456,783.
Total cash and cash equivalents decreased by $15,495 from year-end and by $23,321 from the balance at March 31, 2009. This occurred mainly in deposits held at the Federal Reserve Bank, which decreased by $15,204 from year-end and decreased by $25,801 from March 31, 2009, as funds were employed into the investment portfolio.
We classify investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity, if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have some securities in our held-to-maturity investment portfolio.
At March 31, 2010, the investment securities portfolio was $187,172 compared to $172,875 at March 31, 2009, an increase of $14,297 or 8.3%. Investment securities increased $15,248 compared to December 31, 2009, an increase of 8.9%. This increase is primarily the result of management’s decision to invest a portion of liquid funds into short-term investment grade securities. Investment securities represented 41.9% of earning assets at March 31, 2010, compared to 37.9% at March 31, 2009, and 37.6% at December 31, 2009. Management, in the first half of 2009 allowed proceeds of calls or sales of investments to build up in an interest-bearing deposit account. Since then, management invested in U.S. Government agencies, municipal bonds and mortgage-backed securities. Management has also used funds to decrease borrowings as they mature. The investment portfolio represented 49.9% of each deposit dollar, up from 45.2% a year ago and 44.4% of year end levels.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The investment securities available-for-sale portfolio had net unrealized losses of $4.9 million at March 31, 2010, a decrease of $14.3 million compared to net unrealized losses of $19.2 million at March 31, 2009, and a decrease of $1.4 million compared to net unrealized losses of $6.3 million at December 31, 2009. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 8 to the financial statements. A $14.5 million other-than-temporary-impairment was recorded during 2009 related to pooled trust preferred securities and investments in General Motors Corporation bonds, while $544 was recorded in 2010.
Loans net of the allowance for losses increased by $864 during the twelve month period from March 31, 2009 to March 31, 2010, and decreased by $11,121 from year-end. Gross loans as a percentage of earning assets stood at 53.1% as of March 31, 2010, 51.9% at March 31, 2009 and 54.3% as of December 31, 2009. The loan to deposit ratio at the end of the first three months of 2010 was 63.2% as compared to 61.9% for the same period a year ago. The decrease in loans from year end was due in part to two 60 day term commercial loans for a total of $12,500 that closed in December 2009 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2010. At March 31, 2010 the loan loss allowance of $2,447 represented approximately 1.03% of outstanding loans, and at March 31, 2009 the loan loss allowance of $2,585 represented approximately 1.09% of outstanding loans. The loan loss allowance at December 31, 2009 of $2,437 represented approximately 0.98% of outstanding loans.
During the first three months, loan charge-offs were $195 in 2010 compared to $66 in 2009, while the recovery of previously charged-off loans amounted to $30 in both 2010 and 2009. The charge-offs in 2010 were due in part to one commercial real estate loan totaling $132 for which $75 had been previously reserved. Non-accrual loans at March 31, 2010 represented 0.4% of the loan portfolio compared to 0.5% at December 31, 2009 and 0.3% at March 31, 2009.
Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.
Bank owned life insurance had a cash surrender value of $13,322 at March 31, 2010, $13,211 at December 31, 2009 and $12,862 at March 31, 2009. Other assets increased by $15 from year-end and $735 from March 31, 2009. Other real estate owned stood at $677 in March 2010 as compared to $687 at December 31, 2009 and $1,145 at March 31, 2009. Net deferred tax assets measured $7,494 at March 31, 2010, $7,893 at December 31, 2009 and $8,615 at March 31, 2009, primarily reflecting deferred tax benefits arising from unrealized losses on available for sale investment securities and other-than-temporary impairment losses recognized in 2008, 2009 and 2010. Interest receivable on investments and loans stood at $2,307 at March 31, 2010, $2,112 at December 31, 2009 and $2,724 at March 31, 2009.
Non interest-bearing deposits decreased by $2,871 from year-end and increased by $585 from twelve months ago. Interest-bearing deposits decreased by $9,337 from year-end and decreased by $7,369 from March 31, 2009. The decrease from year end is due to money market accounts opened in December 2009 to secure two loans totaling $12,500 that were closed when the loans matured in early 2010.
Federal Home Loan Bank advances and other short term borrowings decreased by $5,000 from year-end and decreased by $11,000 from March 31, 2009. The decrease is due to management’s decision to pay down individual borrowings at their respective due dates. Future maturities are also expected to be paid off.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other liabilities measured $8,123 at March 31, 2010, $4,375 at December 31, 2009 and $4,227 at March 31, 2009. The large increase at March 31, 2010 reflects the liability for security purchases not settled of $4,282. The other large component is accrued expense which measured $2,411 at March 31, 2010, $2,854 at December 31, 2009 and $3,057 at March 31, 2009. The largest item in this category is accrued expense for post-retirement benefits. The Company completed its management reorganization during the quarter and recorded a reduction in the post retirement plans of $542, offset by a severance accrual of $85.
Capital Resources
Regulatory standards for measuring capital adequacy require banks and bank holding companies to maintain capital based on “risk-adjusted” assets so that categories of assets of potentially higher credit risk require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as standby letters of credit and interest rate swaps.
The risk-based standards classify capital into two tiers. Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, qualifying trust preferred securities and minority interests less intangibles and the unrealized market value adjustment of investment securities available for sale. Tier 2 capital consists of a limited amount of the allowance for loan and lease losses, perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock.
In April 2009, the FFIEC issued additional instructions for reporting of direct credit substitutions that have been downgraded below investment grade. Included in the definition of a direct credit substitute are mezzanine and subordinated tranches of collateralized debt obligations and non agency Collateralized Mortgage Obligations. Adopting these instructions beginning in 2009 results in an increase in total risk weighted assets with an attendant decrease in the risk-based capital and Tier 1 risk based capital ratios.
As a result of the decline in value of our trust preferred CDO securities, the regulatory capital levels of the Bank have come under significant pressure. As a result of investment downgrades by the rating agencies during 2009 and 2010, all of the trust preferred CDO’s and the General Motors corporate securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increased the Bank’s risk-weighted assets for these securities to $95.2 million, down from the $98.5 million in amortized cost of these securities as of December 31, 2009, thereby significantly diluting the regulatory capital ratios
In management’s opinion, as supported by the data in the following table, the Company met all capital adequacy requirements to which it was subject as of March 31, 2010 and December 31, 2009. As of those dates, the Company was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	March 31,	Dec. 31,	Well	Adequately
	2010	2009	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	13.71%	13.22%	10.00%	8.00%
Tier I capital to risk-weighted assets	13.01%	12.54%	6.00%	4.00%
Tier I capital to average assets	9.52%	9.09%	5.00%	4.00%
Risk based capital standards require a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3% to 4%, subject to regulatory guidelines. Capital ratios remained above regulatory minimums for “well capitalized” financial institutions.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s qualifying capital and risk weighted assets at March 31, 2010 and December 31, 2009 and the corresponding capital ratios.

	Risk Based Capital
	March 31,	December 31,
	2010	2009

Tier 1 Capital	$46,919	$46,015
Tier 2 Capital	2,531	2,511

QUALIFYING CAPITAL	$49,450	$48,526

Risk-Adjusted Total Assets (*)	$360,633	$367,083

Tier 1 Risk- Based Capital Ratio	13.01%	12.54%
Total Risk- Based Capital Ratio	13.71%	13.22%
Total Leverage Capital Ratio	9.52%	9.09%

(*)	Includes off-balance sheet exposures
Average total assets for leverage capital purposes is calculated as average assets, less intangibles and the net unrealized market value adjustment of quarter end March 31, 2010 investment securities available for sale, which averaged $492,665 for the three months ended March 31, 2010 and $506,376 for the year ended December 31, 2009.
The Company’s Board of Directors declared a quarterly stock dividend of 1% payable on April 1, 2009 to shareholders of record as of March 9, 2009.
Regulations require that Investments designated as available for sale are marked-to-market with corresponding entries to the deferred tax account and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Analysis of Earnings
Executive Summary
Net income for the first three months of 2010 is $894 compared to net loss of $(1,397) for the first three months of 2009.
The Company derives a majority of its earnings by managing interest income and interest expense. As the Federal Reserve continues to hold short-term interest rates at historically low levels, and longer term mortgage rates also remain relatively low, the Company has managed the mix of assets and liabilities and the terms over which interest is recognized to marginally improve net interest margin. The margin for the quarter ended March 31, 2010 was 3.47%, 13 basis points above the December 2009 quarter end, and a 9 basis point improvement over the first quarter of 2009.
While unemployment levels have stopped their relentless climb, they remain at elevated levels both regionally and nationally. Consequently, the housing market continues to be negatively impacted by a high level of bankruptcy filings and home foreclosures, and business failures are now being reported on a more routine basis. Despite these market conditions, the Company, to date, has not experienced notable deterioration in credit quality and has actually reported positive trends in certain areas of asset quality during the first three months of 2010.
Loans accounted for on a nonaccrual basis declined from $1.2 million at the December 31, 2009 year end to $988 thousand at the recent quarter ended March 31, 2010. The ratio of non accrual loans to total loans, which was 0.50% at year end 2009, improved to 0.42% at March 31, 2010. Loans charged off, net of recoveries were $165 thousand in the first quarter of 2010 versus $42 thousand for the quarter ended December 2009. A single credit of $132 comprised 80% of the charge-offs for the quarter. The allowance for loan losses is 1.03% of loans and 107% of nonperforming loans.
Excluding the impairment charges, noninterest income was $708 for the three months ended March 31, 2010 versus $900 for the same period in 2009. The $192 difference was primarily the result of a reduced volume of loans sold to the secondary market in 2010 generating lesser gains, and a decrease in gains on securities sold.
Noninterest expense for the quarter ended March 31, 2010 was $2.7 million versus $3.3 million for the comparable period in 2009. The Company completed its management reorganization during the quarter and recorded credits of $457 related to various compensation programs, net of severance costs. This was partially offset by increased FDIC premiums of $145 during the quarter.
The major factor driving the increase in net income for the quarter is the lower level of securities impairment versus impairment charges recorded during the same period in 2009. Among its investments, the Company owns a number of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, insurance companies and real estate investment trusts. The market for these securities and similar securities became illiquid during the financial crisis of 2008 and is currently still not active. For these securities, the Company modeled and analyzed the cash flow characteristics and determined the extent to which these securities are other than temporarily impaired. Accordingly, a $544 and $3.7 million other than temporary impairment charge was recorded as expense for the first quarters of 2010 and 2009, respectively. The level of impairment is mainly driven by the ability of the community banks which securitize the obligations in the investment pools to pay their obligations. The economic downturn and resulting recession has caused many banks to defer or default on their debt obligations.

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
Core earnings (earnings before other than temporary impairment charge, and certain other non-recurring items) decreased by 7.0% in the first quarter of 2010 compared to 2009. Core earnings for the first quarter of 2010 were $951 compared to last year’s $1,023. The decrease was due mainly to increased FDIC assessment rates. FDIC expense after tax increased $96. Core earnings per share were $0.21 in 2010 and $0.23 in 2009.
The following is a reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	THREE MONTHS ENDED
	March 31,
	2010	2009
GAAP earnings or loss	$894	$(1,397)
Impairment losses on investment securities	544	3,667
Credits relating to reorganization — net	(457)
Tax effect of adjustments	(30)	(1,247)

Core earnings	$951	$1,023

Core earnings per share	$0.21	$0.23

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Analysis of Net Interest Income for the First Three Months
First Three Months of 2010 as Compared to First Three Months of 2009

	INTEREST MARGIN YTD
	March 31, 2010			March 31, 2009
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Federal funds sold and other earning assets	$34,320	$23	0.26%	$30,277	$20	0.27%
Investment securities (1) (2)	179,916	1,999	4.45%	203,413	2,711	5.34%
Loans (2) (3)	242,043	3,696	6.15%	242,669	3,876	6.43%

Total interest-earning assets	$456,279	$5,718	5.04%	$476,359	$6,607	5.60%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$69,378	$73	0.43%	$62,228	$162	1.06%
Savings	87,534	74	0.34%	82,037	185	0.91%
Time	161,740	969	2.43%	178,551	1,488	3.37%

Total interest-bearing deposits	318,652	1,116	1.42%	322,816	1,835	2.30%
Federal funds purchased
Other borrowings	62,920	622	4.01%	68,286	703	. 4.18%
Subordinated debt	5,155	22	1.70%	5,155	43	3.33%

Total interest-bearing liabilities	$386,727	$1,760	1.85%	$396,257	$2,581	2.64%

Net interest income		$3,958			$4,026

Net interest rate spread (4)			3.19%			2.96%

Net interest margin (5)			3.47%			3.38%

(1)	Includes both taxable and tax exempt securities and loans

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $17 and $151 for March 2010 and $25 and $162 for March 2009.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent, net interest income measured $3,958 at March 31, 2010 and $4,026 at March 31, 2009. During the recent reporting period the net interest margin registered 3.47% at March 31, 2010 and 3.38% at March 31, 2009.
The decrease in interest income, on a fully taxable equivalent basis, of $889 is the product of a 56 basis point decrease in interest rates earned and a 4.2% year-over-year decrease in average earning assets. The decrease in interest expense of $821 was a product of a 79 basis point decrease in rates paid and a 2.4% decrease in interest-bearing liabilities. The net result was a 1.7% decrease in net interest income on a fully taxable equivalent basis, but a 9 basis point increase in the Company’s net interest margin due to the smaller asset base.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Interest and dividend income on securities registered a decrease of $702 or 27.5%, during the three months ended March 31, 2010 when compared to 2009. On a fully taxable equivalent basis, income on investment securities decreased by $712 or 26.3%. The average invested balances in securities decreased by $23,497 or 11.6% from the levels of a year ago. The decrease in the average balance of investment securities resulted from a management decision to not reinvest all of the proceeds from called securities that were realized in the first half of 2009. At that time management decided to start investing a portion of the liquid funds into short term investment grade securities. During the first three months ended March 31, 2010, $22,069 in investment securities were purchased while $7,521 of investment securities were called by the issuer or matured, and in the first three months of 2009 $76 in investment securities were purchased while $12,989 were called by the issuer or matured. There were no sales of investment securities in 2009 or 2010. The decrease in the average balance of investment securities was accompanied by an 89 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans and investments.
Interest and fees on loans decreased by $172 or 4.5%, while on a fully taxable equivalent basis, income on loans decreased by $180 or 4.6%, for the three months of 2010 compared to 2009. A $626 decrease in the average balance of the loan portfolio, or 0.3%, was accompanied by a 28 basis point decrease in the portfolio’s tax equivalent yield.
Other interest income increased by $3 from the same period a year ago. The average balance of Federal Reserve bank and other money market funds increased by $4,043 , or 13.4%. The yield decreased by 1 basis points during the first three months of 2010 compared to 2009.
Average interest-bearing demand deposits and money market accounts increased by $7,150 while savings balances increased by $5,497. Total interest paid on these products was $147, a $200 decrease from last year. The average rate paid on these products decreased by 63 basis points in the aggregate. The average balance of time deposit products decreased by $16,811 as the average rate paid decreased by 94 basis points, from 3.37% to 2.43%. Interest expense decreased on time deposits by $519 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. As the Federal Reserve has no immediate intent to raise short-term interest rates, the Company expects the cost of deposits to continue declining.
Average borrowings, federal funds purchased and subordinated debt decreased by $5,366 while the average rate paid on borrowings decreased by 29 basis points. $6,000 in Federal Home Loan Bank borrowings were paid off at their due dates in the last two months of 2009, and an additional $5,000 was paid off in the first quarter of 2010. Management plans to pay down individual borrowings at their respective due dates in the future using current liquidity.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Impairment Analysis
The Company owns 32 collateralized debt obligation securities totaling $35,142 (par value) that are secured by trust preferred securities issued by banks, thrifts, insurance companies and real estate investment trusts, (TRUP CDOs). The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2010. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2009.
The Company enlisted the aid of an independent third party to perform the TRUP CDO valuations. The approach to determining fair value involved the following process:
1.	Estimate the credit quality of the collateral using average probability of default values for each issuer (adjusted for rating levels).

2.	Consider the potential for correlation among issuers within the same industry for default probabilities (e.g. banks with other banks).

3.	Forecast the cash flows for the underlying collateral and apply to each CDO tranche to determine the resulting distribution among the securities.

4.	Discount the expected cash flows to calculate the present value of the security.

5.
The effective discount rates on an overall basis generally range from 9.70% to 47.19% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.35 per $1.00 of par value is representative of the fair value of the 32 trust preferred securities, with the specific valuations ranging from zero to $1.00. See Notes 3 and 8 for further discussion of impairment.
The Company considered all information available as of March 31, 2010 to estimate the impairment and resulting fair value of the CDO’S. The CDO’S are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many institutions still considered troubled banks even after the numerous failures in 2009. If the conditions of the underlying banks in the CDO’S worsen, there may be additional impairment to recognize in subsequent quarters.
Analysis of Other Income, Other Expense and Federal Income Tax for the First Three Months
Other income from all sources increased by $2,931 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $87 from year ago levels. With rates falling during the quarter, U.S. Government agencies and corporations elected to call an increasing number of issues. In 2009 the Bank held several of these issues at a discount and thus recognized a gain when they were called. Gains were offset by impairment losses attributable to Collateralized Debt Obligations (CDO’s), representing pools of trust preferred debt primarily issued by bank holding companies, and insurance companies and General Motors bonds. $544 in losses were recognized in 2010 as compared to $3,667 in 2009. (See Note 3 — Investment Securities). Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $67 from the same period a year ago due to a decrease in loan sales activity. Fees for other customer services increased by $8. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Because the Banks’ customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. Loss on the sale of Other Real Estate Owned (OREO) was $4 at March 31, 2010, a decrease of $10 from the loss of $14 recorded at March 31, 2009. Other sources of non-recurring non-interest income decreased by $56 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Total other expenses in the first three months were $2,739 in 2010 compared to $3,280 in 2009, a decrease of $541 or 16.5%. Full time equivalent employment averaged 147 during the first three months of 2010 compared to 162 for the same period of 2009. Salaries and benefits decreased by $577, or 31.4%, from the similar period a year ago. The Company completed its management reorganization during the quarter and recorded credits of $457 related to various compensation plans, net of severance costs.
Insurance premiums paid to the FDIC increased by $145. The increase is primarily due to the increase in the rates banks pay for deposit insurance. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250,000 (in effect until December 31, 2013) per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC adopted a Restoration Plan to restore the reserve ratio of the Deposit Insurance Fund (DIF) to 1.15%. Effective April 1, 2009, the Restoration Plan provides base assessment rate adjustments. In addition, under an interim rule, the FDIC imposed a five basis point emergency special assessment on insured depository institutions on June 30, 2009. The special assessment was payable on September 30, 2009. Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The Bank prepaid the amount of $2,974 in December 2009 and had a remaining balance of $2,707 at March 31, 2010. These prepaid assessment amounts are included in other assets of the Company. The Bank will be assessed quarterly premiums by the FDIC commencing with the March 31, 2010 quarter, and such assessments will be charged against the prepaid asset until such time as the prepaid asset has been fully expensed, at which point the Bank will resume paying premiums to the FDIC. The Company anticipates its FDIC insurance expense will continue to adversely impact operating expenses for the year ended December 31, 2010.
All other expense categories decreased by 8.0%, or $109 in the aggregate. This expense category is subject to fluctuation due to non-recurring items.
Income before tax amounted to $1,039 for the first three months of 2010 compared to loss before income tax benefit of $(2,359) for the similar period of 2009. The effective tax rate for the first three months was 14.0% in 2010 and (40.8) % in 2009, resulting in income tax expense of $145 and benefit of $(962), respectively. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	THREE MONTHS ENDED
	March 31,
	2010	2009
Provision at statutory rate	$353	$(802)
Tax effect of non-taxable income	(230)	(181)
Tax effect of non-deductible expense	22	21

Federal income tax (benefit) expense	$145	$(962)

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
Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100 per account to $250 per account through December 31, 2009, which has subsequently been extended through December 31, 2013. The FDIC also implemented a Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program, which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. The Company elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program. In April 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program from June 30, 2010 to December 31, 2010. The program may be extended an additional year beyond December 31, 2010 without additional rulemaking, provided the FDIC announces the extension before October 29, 2010. Current participants in the program had a one-time, irrevocable opportunity to opt out of the extension by notifying the FDIC by April 30, 2010. The Company elected to continue participation in this program. Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.
In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program late in 2009. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $100 amount (or $250 if the time deposit matures prior to December 31, 2013) and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance. At March 31, 2010, the Bank had $10 in deposits in the CDARS® program. For regulatory purposes, CDARS® is considered a brokered deposit even though reciprocal deposits are generally from customers in the local market.
Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, and access to the Federal Reserve Discount Window. The Company is also a member of the Federal Home Loan Bank of Cincinnati, which provides yet another source of liquidity. At March 31, 2010, the Bank had approximately $4.9 million available of collateral based borrowing capacity at FHLB of Cincinnati, $24.9 million in cash management lines of credit with FHLB of Cincinnati and $369 of availability with the Federal Reserve Discount window. Additionally, agreements were in place that gave the Company access to approximately 10% of total assets in brokered certificates of deposit that could be used as an additional source of liquidity. At March 31, 2010 there was a $2,997 outstanding balance in brokered certificates of deposit.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The holding company has much more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized after the dividend payment. As of March 31, 2010, the Bank can pay no dividends to the holding company without regulatory approval. Future dividend payments by the Bank to the holding company would be based upon future earnings and the approval of the regulators. The holding company has cash of $769 at March 31, 2010 available to meet cash needs. It also holds a $6 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the holding company to pay quarterly interest payment on the debentures, pay dividends to common shareholders, and to fund operating expenses. Currently, any debt offerings or cash dividends to shareholders require prior approval of the regulators.
Cash and cash equivalents decreased from $52,649 in March of 2009 and $44,823 in December 2009 to $29,328 in 2010. The bank management had elected to employ a higher level of funds into the Federal Reserve Bank account to achieve a higher level of short-term liquidity needed to support increased loan demand, and compensate for poorly functioning credit markets. Beginning in June 2009, management decided to start investing a portion of the liquid funds into short-term investment grade securities. The following table details the cash flows from operating activities for three months ended March 2010 and 2009. Unpledged securities of $78,319 are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit

	2010	2009
Net income	$894	$(1,397)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	312	177
Provision for loan loss	175	151
Investment securities gains		(87)
Impairment losses	544	3,667
Other real estate losses	4	14
Origination of loans held for sale	(520)	(4,707)
Proceeds from the sale of loans	216	4,596
Net gain on the sale of loans	(4)	(71)
Changes in:
Deferred tax benefit	(80)	(1,352)
Other assets and liabilities	(1,069)	(254)

Net cash flows from operating activities	$472	$737

Key differences stem from: 1) Impairment losses of $544 were recognized in 2010 compared to $3,667 in 2009. This also accounts for the decrease of deferred tax benefit to $(80) at March 31, 2010 from $(1,352) for 2009. 2) other liabilities decreased in 2010 due in part to a net $457 reduction in accrued post retirement plans and accrued severance due to a management reorganization completed in 2010. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2010 and 2009.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operation are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.
Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of its consolidated financial statements.
Accounting for the Allowance for Loan Losses
The determination of the allowance for loan losses and the resulting amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due nonaccrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements and other external factors. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies or defaults and a higher level of non-performing assets, net charge offs, and provision for loan losses in future periods.
The Company’s allowance for loan losses methodology consists of three elements (i) specific valuation allowances based on probable losses on specific loans; (ii) valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the Company. These elements support the basis for determining allocations between the various loan categories and the overall adequacy of our allowance to provide for probable losses inherent in the loan portfolio. These elements are further supported by additional analysis of relevant factors such as the historical losses in the portfolio, trends in the non-performing/non-accrual loans, loan delinquencies, the volume of the portfolio, peer group comparisons and federal regulatory policy for loan and lease losses. Other significant factors of portfolio analysis include changes in lending policies/underwriting standards, trends in volume and terms, portfolio composition and concentrations of credit, and trends in the national and local economy.
With these methodologies, a general allowance is established for each loan type based on historical losses for each loan type in the portfolio. Additionally, management allocates a specific allowance for “Impaired Credits”, which based on current information and events, it is probable the Company will not collect all amounts due according to the original contractual terms of the loan agreement. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Investment Securities and Impairment
The classification and accounting for investment securities are discussed in detail in Note 3 of the Consolidated Financial Statements presented elsewhere herein. Investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions, if any, with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities, if any, flow directly through earnings during the periods in which they arise, whereas available- for-sale securities are recorded as a separate component of shareholder’s equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. At each reporting date, we assess whether there is an “other-than-temporary” impairment to our investment securities. Such impairment to the extent it is credit related, must be recognized in current earnings rather than in other comprehensive income (loss).
The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter of 2010 in accordance with FASB ASC topic 320, Investments – Debt and Equity Securities. The purpose of this ASC was to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. This ASC amends the other-than-temporary impairment guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.
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
Investment securities are discussed in more detail in Note 3 and Note 8 to the Consolidated Financial Statements presented elsewhere herein.
Income Taxes
The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.
We account for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Authoritative Accounting Guidance
In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.
In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has presented the necessary disclosures in the Note 8 herein. The Company does not expect the adoption of the remaining provisions of this ASU to have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (Topic 855). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
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
The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at March 31, 2010 and December 31, 2009. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2010 and December 31, 2009 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands, except for per share amounts)
Over the past twelve months, the Federal Reserve kept its target rate on overnight federal funds constant. At March 31, 2010, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 368 basis points compared to a positive 379 basis points at December 31, 2009. With longer-term rates exceeding short-term rates the yield curve has a positive slope.
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $16,420 for the twelve month period ending March 31, 2011.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending
	Net Interest Income		$ Changes in NII		%Change in NII
Changes in	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
Interest Rates	2011	2010	2011	2010	2011	2010
Graduated increase of +300 basis points	$18,098	$18,093	$1,678	$1,298	10.2%	7.7%
Short-term rates unchanged	16,420	16,795
Graduated decrease of -300 basis points	14,695	15,040	(1,725)	(1,755)	(10.5%)	(10.4%)
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
It is Management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, floors or other similar instruments.
Evaluation of Disclosure Controls and Procedures. With the supervision and participation of management, including the Company’s principal executive officer and chief financial officer, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) has been evaluated as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer has concluded that such disclosure controls and procedures are, to the best of their knowledge, effective as of the end of the period covered by this report to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this report, are being prepared.
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
Item 1A Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Company’s Common Stock. There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2010.
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio	10-K	3.1	03/16/06

3.2	Code of Regulations, as amended

	For the Bancorp	10-K	3.2	03/16/06
	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	3/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

10.13	Reserved

10.14	Reserved

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005	10-K	10.15	03/16/06

10.16	Reserved

*10.17	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.17	12/12/08

*10.18	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.19	12/12/08

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio				✓

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon				✓

*10.22	Third Amended and Restated Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.				✓

10.23	Reserved

*10.24	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.24	12/12/08

10.25	Reserved

*10.26	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.26	12/12/08

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of the Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio				✓

*10.28	Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.28	12/12/08

*10.28.1	Termination of the Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Craig Phythyon				✓

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.				✓

10.30	Reserved

*10.31	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Timothy Carney, James M. Gasior, and Stephen A. Telego, Sr.	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene Lenio, Craig M. Phythyon and Barbara Sandrock	8-K	10.32	12/12/08

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene Lenio and Barbara Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.				✓

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

11	Statement re computation of per share earnings		See Note 6 of financial statements

15	Letter re unaudited interim financial statements		N/A

18	Letter re change in accounting principles		N/A

19	Report furnished to security holders		N/A

22	Published report regarding matters submitted to vote of security holders		N/A

23	Consents of experts and counsel — Consent of independent registered public Accounting firms		N/A

24	Power of Attorney		N/A

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

*	Management contract or compensatory plan or arrangement
Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tim Carney, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortland Bancorp (Registrant)
DATED: May 17, 2010	/s/ James M. Gasior
James M. Gasior
(Chief Executive Officer)

DATED: May 17, 2010	/s/ David J. Lucido
David J. Lucido
(Chief Financial Officer)