Form 10-Q
period 2010-06-30
CORTLAND BANCORP INC
filed 2010-08-16
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	at August 9, 2010 4,525,544 Shares

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	JUNE 30,	DECEMBER 31,
	2010	2009
ASSETS
Cash and due from banks	$6,887	$8,212
Interest bearing deposits	24,881	36,611

Total cash and cash equivalents	31,768	44,823

Investment securities available for sale (Note 3)	153,631	141,273
Investment securities held to maturity (estimated fair value of $26,264 at June 30, 2010 and $31,490 at December 31, 2009) (Note 3)	25,339	30,651
Total loans (Note 4)	237,211	248,248
Less allowance for loan losses (Note 4)	(2,514)	(2,437)

Net loans	234,697	245,811

Premises and equipment	6,889	7,127
Bank owned life insurance	12,287	13,211
Other assets	14,261	14,403

Total assets	$478,872	$497,299

LIABILITIES
Noninterest-bearing deposits	$59,411	$60,173
Interest-bearing deposits	311,078	327,322

Total deposits	370,489	387,495

Federal Home Loan Bank advances	51,500	56,500
Other short term borrowings	7,015	6,866
Subordinated debt	5,155	5,155
Other liabilities	4,493	4,375

Total liabilities	438,652	460,391

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,728,268 in 2010 and 2009; outstanding shares 4,525,544 in 2010 and 4,525,551 in 2009	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	2,360	142
Accumulated other comprehensive loss	(3,037)	(4,131)
Treasury stock at cost, 202,724 at June 30, 2010 and 202,716 at December 31, 2009	(3,594)	(3,594)

Total shareholders’ equity	40,220	36,908

Total liabilities and shareholders’ equity	$478,872	$497,299

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$3,724	$3,760	$7,403	$7,611
Interest and dividends on investment securities:
Taxable interest income	1,473	1,629	2,959	3,789
Nontaxable interest income	356	338	677	687
Dividends	46	46	86	86
Other interest income	20	48	43	68

Total interest income	5,619	5,821	11,168	12,241

INTEREST EXPENSE
Deposits	1,046	1,687	2,162	3,522
Borrowed funds	555	711	1,177	1,414
Subordinated debt	23	34	45	77

Total interest expense	1,624	2,432	3,384	5,013

Net interest income	3,995	3,389	7,784	7,228
PROVISION FOR LOAN LOSSES	120	65	295	216

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,875	3,324	7,489	7,012

OTHER INCOME
Fees for other customer services	572	550	1,117	1,087
Investment securities gains — net	963	82	963	169
Impairment losses on investment securities:
Impairment losses on investment securities	(409)	(4,747)	(647)	(14,998)
Non credit-related (gains) losses on securities not expected to be sold (recognized in other comprehensive income before tax)	(204)	(3,105)	(510)	3,479

Net impairment losses on investment securities	(613)	(7,852)	(1,157)	(11,519)
Gain on sale of loans — net	38	119	42	190
Other real estate gains (losses) — net	—	29	(4)	15
Earnings on bank owned life insurance	128	139	264	274
Other non-interest income	26	18	53	102

Total other income	1,114	(6,915)	1,278	(9,682)

OTHER EXPENSES
Salaries and employee benefits	1,658	1,827	2,919	3,665
Net occupancy and equipment	446	453	918	945
State and local taxes	107	108	215	213
FDIC premiums	214	437	439	517
Bank exam and audit fees	115	110	224	218
Office supplies	87	86	173	185
Other operating expenses	583	536	1,061	1,094

Total other expenses	3,210	3,557	5,949	6,837

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES	1,779	(7,148)	2,818	(9,507)

Federal income tax expense (benefit)	455	(2,550)	600	(3,512)

NET INCOME (LOSS)	$1,324	$(4,598)	$2,218	$(5,995)

BASIC EARNINGS (LOSS) PER COMMON SHARE (NOTE 6)	$0.29	$(1.01)	$0.49	$(1.32)

DILUTED EARNINGS (LOSS) PER COMMON SHARE (NOTE 6)	$0.29	$(1.01)	$0.49	$(1.32)

CASH DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

SIX MONTHS ENDED JUNE 30, 2009

BALANCE AT JANUARY 1, 2009	$23,641	$21,078	$6,480	$(11,078)	$(4,093)	$36,028

Comprehensive loss:
Net loss			(5,995)			(5,995)
Other comprehensive loss, net of tax:
Unrealized gains on available- for-sale securities, net of reclassification adjustment				7,151		7,151
Other comprehensive loss related to securities for which other than temporary impairment has been recognized in earnings, net of tax				(2,296)		(2,296)

Total comprehensive loss						(1,140)

Common stock transactions:
Treasury shares reissued		(228)			500	272
Treasury shares purchased					(1)	(1)
Cash paid in lieu of fractional shares			(3)			(3)

BALANCE AT JUNE 30, 2009	$23,641	$20,850	$482	$(6,223)	$(3,594)	$35,156

SIX MONTHS ENDED JUNE 30, 2010

BALANCE AT JANUARY 1, 2010	$23,641	$20,850	$142	$(4,131)	$(3,594)	$36,908

Comprehensive income:
Net income			2,218			2,218
Other comprehensive income, net of tax:
Unrealized gains on available- for-sale securities, net of reclassification adjustment				757		757
Other comprehensive gain related to securities for which other than temporary impairment has been recognized in earnings, net of reclassification adjustment, net of tax benefit				337		337

Total comprehensive income						3,312

BALANCE AT JUNE 30, 2010	$23,641	$20,850	$2,360	$(3,037)	$(3,594)	$40,220

COMPONENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

Net unrealized holding gains (losses) on available-for-sale securities arising during the period, net of tax	$395	$1,293	$966	$(2,636)
Reclassification adjustment for net gains realized in net income, net of tax	(636)	(54)	(636)	(112)
Reclassification adjustment for other than temporary impairment losses on debt securities, net of tax	405	5,182	764	7,603

Net unrealized gains on available- for-sale securities, net of tax	$164	$6,421	$1,094	$4,855

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
NET CASH FLOWS FROM OPERATING ACTIVITIES	$2,481	$2,456

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(46,505)	(94)
Proceeds from sales of securities available for sale	15,153
Proceeds from call, maturity and principal payments on securities	25,812	46,064
Net decrease in loans	10,765	9,788
Proceeds from disposition of other real estate	14	454
Purchases of premises and equipment	(56)	(131)
Proceeds from bank owned life insurance	1,138

Net cash flows from investing activities	6,321	56,081

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(17,006)	6,216
Payments on Federal Home Loan Bank advances	(5,000)
Net increase in short term borrowings	149	755
Dividends paid		(3)
Purchases of treasury stock		(1)
Treasury shares reissued		272

Net cash flows from financing activities	(21,857)	7,239

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,055)	65,776

CASH AND CASH EQUIVALENTS
Beginning of period	44,823	26,843

End of period	$31,768	$92,619

SUPPLEMENTAL DISCLOSURES
Interest paid	$3,499	$5,085
Income taxes paid	$675	$585
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2009, included in our Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
3.) Investment Securities:
Investments in debt and equity securities are classified as held to maturity, trading or available for sale. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so. The Company currently has no securities classified as trading.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of investment securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
Investment securities available for sale
U.S. Government agencies and corporations	$34,073	$799	$6	$34,866
Obligations of states and political subdivisions	19,033	185	52	19,166
Mortgage-backed and related securities	81,887	3,251	9	85,129
Trust preferred pools/collateralized debt obligations	19,904		8,770	11,134
Corporate securities	287			287

Total debt securities	155,184	4,235	8,837	150,582
Regulatory stock	3,049			3,049

Total available for sale	$158,233	$4,235	$8,837	$153,631

Investment securities held to maturity
U.S. Treasury securities	$127	$16	$	$143
U.S. Government agencies and corporations	3,991	153		4,144
Obligations of states and political subdivisions	14,546	557		15,103
Mortgage-backed and related securities	6,675	408	209	6,874

Total held to maturity	$25,339	$1,134	$209	$26,264

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Investment securities available for sale
U.S. Government agencies and corporations	$20,465	$315	$227	$20,553
Obligations of states and political subdivisions	12,351	230	83	12,498
Mortgage-backed and related securities	89,613	2,729	280	92,062
Trust preferred pools/collateralized debt obligations	21,068		8,944	12,124
Corporate securities	287			287

Total debt securities	143,784	3,274	9,534	137,524
Regulatory stock	3,749			3,749

Total available for sale	$147,533	$3,274	$9,534	$141,273

Investment securities held to maturity
U.S. Treasury securities	$130	$11	$	$141
U.S. Government agencies and corporations	5,990	134		6,124
Obligations of states and political subdivisions	16,097	631	15	16,713
Mortgage-backed and related securities	8,434	326	248	8,512

Total held to maturity	$30,651	$1,102	$263	$31,490

Regulatory stock consisted of $2,823 at June 30, 2010 and $3,523 at December 31, 2009 in Federal Home Loan Bank (FHLB) stock and $226 in Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.
The FHLB of Cincinnati’s financial condition remained strong despite the economic recession and the FHLB of Cincinnati continued to fulfill its role as an important provider of reliable and attractively priced wholesale funding, with a competitive dividend paid to the Bank in each of the four quarters of 2009 and the first half of 2010.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and fair value of debt securities at June 30, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized	Estimated
	Cost	Fair Value
Investment securities available for sale
Due in one year or less	$1,005	$1,006
Due after one year through five years	3,528	3,565
Due after five years through ten years	32,917	33,655
Due after ten years	35,847	27,227

Subtotal	73,297	65,453
Mortgage-backed securities	81,887	85,129

Total	$155,184	$150,582

Investment securities held to maturity
Due in one year or less	$3,650	$3,705
Due after one year through five years	678	735
Due after five years through ten years	6,616	6,783
Due after ten years	7,720	8,167

Subtotal	18,664	19,390
Mortgage-backed securities	6,675	6,874

Total	$25,339	$26,264

The table below sets forth the proceeds and gains or losses realized on securities sold or called for the period ended:

	THREE MONTHS		SIX MONTHS
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds on securities sold	$15,153	None	$15,153	None
Gross realized gains	920	None	920	None
Gross realized losses	None	None	None	None

Proceeds on securities called	$2,146	$16,416	$2,146	$24,220
Gross realized gains	43	82	43	169
Gross realized losses	None	None	None	None
Securities available for sale, carried at fair value, totaled $153,631 at June 30, 2010 and $141,273 at December 31, 2009 representing 85.84% and 82.17%, respectively, of all investment securities. These levels provide an adequate level of liquidity in management’s opinion.
Investment securities with a carrying value of approximately $99,320 at June 30, 2010 and $87,678 at December 31, 2009 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at June 30, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$2,533	$6	$	$	$2,533	$6
Obligations of states and political subdivisions	4,798	52			4,798	52
Mortgage-backed and related securities	4,150	12	443	206	4,593	218
Trust preferred pools/collateralized debt obligations			10,943	8,770	10,943	8,770

	$11,481	$70	$11,386	$8,976	$22,867	$9,046

The above table comprises 42 investment securities where the fair value is less than the related amortized cost.
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$11,111	$227	$	$	$11,111	$227
Obligations of states and political subdivisions	4,019	69	1,705	29	5,724	98
Mortgage-backed and related securities	32,696	272	2,130	256	34,826	528
Trust preferred pools/collateralized debt obligations			11,932	8,944	11,932	8,944

	$47,826	$568	$15,767	$9,229	$63,593	$9,797

The above table comprises 66 investment securities where the fair value is less than the related amortized cost.
The unrealized loss on Collateralized Debt Obligations (CDO’S) represents pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at June 30, 2010 was $8,770 as compared to a $8,944 loss at December 31, 2009.
The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations of states and political subdivisions, and mortgage-backed and related securities were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads and not credit quality, and because the Company does not intend to sell those investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.
Among the Company’s numerous mortgage backed securities is one privately issued variable rate CMO. The security was valued on June 30, 2010 at $0.66 on a dollar and is scheduled to reprice in February of 2011. The Company had the security tested by a third party for subprime mortgage containment and none was found. As government intervention takes hold and the market in general somewhat settled, the CMO market has begun a slow recovery. At March 31, 2009, this security priced at $0.39 on a dollar, and at December 31, 2009, at $0.62. The sizeable increase in the value since March 2009 provides evidence that the impairment is temporary. General market liquidity has been improving, even with the government phasing out of its many assistive programs. The security carries a credit rating of “A” indicating little probability of default. Also, as a variable rate security, interest resets have been bringing the rate down, thus reducing the value. As interest rates rise in the next 12 to 15 months (as economists predict), and the rate resets higher, the price of the security should also recover relative to our book value. The security’s underlying delinquency rate is 6.14%. A current third party analysis of this security indicates at the current delinquency and default rates, no loss is projected on this security through its maturity. This CMO is in the held to maturity portfolio and it is not more likely than not that the Company will be required to sell the debt security before its anticipated recovery. As a result of all of the facts presented, the Company does not consider this investment to be other-than-temporarily impaired.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
During September 2008, the U.S. government placed mortgage finance companies Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), under conservatorship, giving management control to their regulator, the Federal Housing Finance Agency, or FHFA, and providing both companies with access to credit from the U.S. Treasury. Debt obligations now provide an explicit guarantee of the full faith and credit of the United States government to existing and future debt holders of Fannie Mae and Freddie Mac limited to the period under which they are under conservatorship. The Company’s investment in debt obligations of FNMA and FHLMC is $10,684 and $6,005 respectively.
In response to the takeover, the Federal Deposit Insurance Corporation tentatively approved a rule, proposed by all four federal bank regulators, that eases capital requirements for federally insured depository institutions that hold FNMA and FHLMC corporate debt, subordinated debt, mortgage guarantees and derivatives.
Securities Deemed to be Other-Than-Temporarily Impaired
The Company reviews investment debt securities on an ongoing basis for the presence of other-than- temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first half of 2010 in accordance with FASB ASC topic 320, Investments — Debt and Equity Securities. The purpose of this ASC is to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to communicate more effectively when an OTTI event has occurred. This ASC amends the OTTI guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the OTTI recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to OTTI of equity securities.
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
Through the impairment assessment process, the Company determined that the investments discussed below were other-than-temporarily impaired at June 30, 2010. The Company recorded impairment credit losses in earnings on available-for-sale securities of $613 for the quarter ended June 30, 2010. The non-credit portion of impairment included at June 30, 2010 recorded in Other Comprehensive Income (loss) was $(520). In the quarter ended June 30, 2009, the Company recorded impairment credit losses in earnings on available for sale securities of $7,852. The $10,072 non-credit portion of impairment was recorded in Other Comprehensive Income (loss).

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2010	2009	2010	2009
Impaired Losses Recognized in income on Other-Than-Temporarily Impaired Securities
Collateralized debt obligations	$613	$7,037	$1,157	$10,704
Corporate securities	0	815	0	815

Total	$613	$7,852	$1,157	$11,519

At June 30, 2009, the Company recognized $815 of other-than-temporary losses attributable to its General Motors Corporation Corporate Securities with a cost basis of $2,354. This was in addition to similar charges of $1,251 in 2008 in response to the deteriorating condition of GM. The impairment charges were recognized due to the fact that General Motors filed for government-assisted Chapter 11 bankruptcy protection on June 1, 2009. On July 10, 2009, a new entity, NGMCO, Inc purchased the ongoing operations and trademarks from GM. The purchasing company in turn changed its name from NGMCO, Inc to General Motors Company, marking the emergence of a new operation from the “pre-packaged” Chapter 11 reorganization. Pursuant to the reorganization, secured creditors of the newly emerged company were granted priority in the liability settlement process. Unsecured creditors, such as the Company’s position in these corporate bonds, are subject to much more restrictive settlement options still to be determined. Under this scenario, the market has priced these securities well below the par values. The Company did not expect the value to recover from this pricing level, thus recognized other-than-temporary impairment. During the first half of 2010, limited trading of the bond occurred between the $.26 and $.38 level (versus the $.12 revalued basis). However, the trades appeared to be sporadic and prearranged, indicating little liquidity in the security ($2 million daily average). More recently, we have learned that the current bonds will be swapped to an equity position in the newly organized GM. It is difficult to gauge the potential value of these ‘to be issued’ securities. Given the limited information available post-reorganization, the Company will continue to value this security at the previously determined fair value as of the last impairment date.
For the quarter ended June 30, 2010, the Company recognized OTTI of $613 attributable to eight CDO’s with a cost basis of $12,447. For the quarter ended June 30, 2009, the Company recognized OTTI of $7,037 attributable to twelve CDO’s with a cost basis of $17,177. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted. See Note 8, Fair Value for additional discussion of CDO impairment.
At June 30, 2010, there was $2,354 of investment securities considered to be in non-accrual status. This included the remaining book value of the Company’s investment in General Motors Corporate Securities of $287 and $2,067 of the Company’s holdings in Trust Preferred Securities. As of June 30, 2010, the Bancorp’s management was notified that the quarterly interest payments for 19 of its thirty two investments in trust preferred securities have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All the other trust preferred securities remain in accrual status.
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

	CONTRACT OR NOTIONAL AMOUNT
	June 30,	December 31,
	2010	2009
Financial instruments whose contract amount represents credit risk:
Commitments to extend credit:
Fixed rate	$3,777	$933
Variable rate	36,750	33,959
Standby letters of credit	763	703
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
The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts not included in the table above at June 30, 2010 totaled $10,430 and $10,553 at December 31, 2009. The total average daily balance of overdrafts used at June 30, 2010 was $124 and $139 at December 31, 2009, or approximately 1.2% of the total aggregate overdraft protection available to depositors at June 30, 2010 and 1.3% at December 31, 2009. The balance at June 30, 2010 of all deposit overdrafts included in total loans was $161, with the balance at December 31, 2009 of $129.
The Company, through its subsidiary bank, grants residential, consumer and commercial loans to customers located primarily in Northeast Ohio and Western Pennsylvania. The following represents the composition of the loan portfolio:

	June 30, 2010		December 31, 2009
	Balance	%	Balance	%
1-4 Family residential mortgages	$57,935	24.4%	$60,904	24.5%
Commercial mortgages	134,773	56.9%	126,507	51.0%
Consumer loans	7,600	3.2%	7,770	3.1%
Commercial loans	22,123	9.3%	38,498	15.5%
Home equity loans	14,780	6.2%	14,569	5.9%

	$237,211		$248,248

There are $37 in mortgage loans held for sale included in 1-4 family residential mortgages as of June 30, 2010, and none at December 31, 2009. These loans are carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table sets forth the aggregate balance of underperforming loans for each of the following categories at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Loans accounted for on a non-accrual basis	$1,361	$1,230
Loans contractually past due 90 days or more as to interest or principal payments (not included in non-accrual loans above)	NONE	NONE
Loans considered troubled debt restructurings (not included in non-accrual loans or loans contractually past due above)	600	920
The following shows the amounts of contractual interest income and interest income actually reflected in income on loans accounted for on a non-accrual basis and loans considered troubled debt restructuring for the three months ended June 30, 2010 and 2009.

	June 30,	June 30,
	2010	2009
Gross interest income that would have been recorded if the loans had been current in accordance with their original terms (contractual interest income)	$78	$75
Interest income actually included in income on the loans	39	21
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
Impaired loans were as follows:

	June 30,	December 31,
	2010	2009
Balance of impaired loans with no allocated allowance	$97	$855
Balance of impaired loans with an allocated allowance	180	401

Total recorded investment in impaired loans	$277	$1,256

Amount of the allowance allocated to impaired loans	$120	$156

Average balance of impaired loans	$609	$1,078

The impaired loans included in the table above were primarily comprised of collateral dependent commercial loans. Interest income recognized on these loans subsequent to their classification as impaired was $4 for the six months ended June 30, 2010 and $52 for the twelve months ended December 31, 2009.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Loans in the amount of $9,100 as of June 30, 2010, and $16,354 as of December 31, 2009 were not included in any of the above categories and were not currently considered impaired, but which can be considered to be potential problem loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an analysis of the allowance for loan losses for the periods ended June 30, 2010 and June 30, 2009:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$2,447	$2,585	$2,437	$2,470
Loan charge-offs:
1-4 family residential mortgages	82	23	104	30
Commercial mortgages	24	67	161	67
Consumer loans and other loans	28	49	63	106
Commercial loans	—	2	1	4
Home equity loans	—	—	—	—

	134	141	329	207
Recoveries on previous loan losses:
1-4 family residential mortgages	—	1	1	1
Commercial mortgages	55	23	55	24
Consumer loans and other loans	25	23	51	52
Commercial loans	—	—	—	—
Home equity loans	1	—	4	—

	81	47	111	77
Net charge-offs	(53)	(94)	(218)	(130)
Provision charged to operations	120	65	295	216

Balance at end of period	$2,514	$2,556	$2,514	$2,556

Ratio of annualized net charge-offs to average loans outstanding	0.09%	0.16%	0.18%	0.11%

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$1,324	$(4,598)	$2,218	$(5,995)
Weighted average common shares outstanding	4,525,546	4,525,636	4,525,548	4,525,482

Basic earnings (loss) per share	$0.29	$(1.01)	$0.49	$(1.32)
Diluted earnings (loss) per share	$0.29	$(1.01)	$0.49	$(1.32)

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
7.) Subordinated Debt
In July 2007 a trust formed by the Company issued $5,000 of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rate at June 30, 2010 was 1.99% and at December 31, 2009 was 1.70%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.
In accordance with FASB ASC, Topic 942, Financial Services — Depository and Lending the trust is not consolidated with the Company’s financial statements. Accordingly, the Company does not report the securities issued by the trust as liabilities, but instead reports as liabilities the subordinated debentures issued by the Company and held by the trust. The subordinated debentures qualify as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at 6/30/10 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets	Observable	Unobservable
Description	6/30/10	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
U. S. Government agencies and corporations	$34,866	$	$34,866	$
Obligations of states and political subdivisions	19,166		19,166
Mortgage-backed and related securities	85,129		85,129
Trust preferred pools/collateralize debt obligations	11,134			11,134
Corporate securities	287		287

Total	$150,582	$	$139,448	$11,134

		Fair Value Measurements at 12/31/09 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets	Observable	Unobservable
Description	12/31/09	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
U. S. Government agencies and corporations	$20,553	$	$20,553	$
Obligations of states and political subdivisions	12,498		12,498
Mortgage-backed and related securities	92,062		92,062
Trust preferred pools/collateralize debt obligations	12,124			12,124
Corporate securities	287		287

Total	$137,524	$	$125,400	$12,124

The following tables present the changes in the Level 3 fair value category for the six months ended June 30, 2010 (Table 1) and the three months ended June 30, 2010 (Table 2). The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

		Net realized/Unrealized					Losses included in net
		gains/(losses) included in					income for the period
		Non-	Other	Transfers	Purchases		relating to assets held at
	January l,	interest	Comprehensive	in and/or	issuance	June 30,	June 30,
Table 1	2010	Income	Income	out of Level 3	and settlements	2010	2010

Trust preferred pools/CDO’s	$12,124	$(1,157)	$174	$	$(7)	$11,134	$(1,157)

		Net realized/Unrealized					Losses included in net
		gains/(losses) included in					income for the period
		Non-	Other	Transfers	Purchases		relating to assets held at
	April 1,	interest	Comprehensive	in and/or	issuance	June 30,	June 30,
Table 2	2010	Income	Income	out of Level 3	and settlements	2010	2010

Trust preferred pools/CDO’s	$12,273	$(613)	$(520)	$	$(6)	$11,134	$(613)

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
The Company owns 32 collateralized debt obligation securities (CDO) totaling $35,137 (par value) that are backed by trust preferred securities issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning the second half of 2008 and through the second quarter of 2010, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and the first half of 2010, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple CDO securities, including securities held by the Company. All thirty-two of the CDO securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through the first half of 2010 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of these securities. The Company determined that for fourteen of these securities, it does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis. It was determined that there was no adverse change in the cash flows for these fourteen securities. The Company does not consider the investment in these assets to be other-than-temporarily impaired at June 30, 2010. However, there is a risk that subsequent evaluations could result in recognition of other-than-temporary impairment charges in the future. Upon completion of the June 30, 2010 analysis, our model indicated other-than-temporary impairment on the remaining eighteen securities, fourteen of which experienced additional defaults or deferrals during the period. These eighteen securities had impairment losses of $18.7 million, of which $14.8 million was recorded as expense ($613 in the current quarter) and $3.9 million was recorded in other comprehensive income (loss). These eighteen securities remained classified as available for sale at June 30, 2010, and together, the 32 securities subjected to FASB ASC Topic 320 accounted for the entire $8.8 million of gross unrealized losses in the trust preferred pools/collateralized debt obligations category at June 30, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table details the eighteen debt securities with other-than-temporary impairment, their credit ratings at June 30, 2010 and the related losses recognized in earnings:

		Amount of other-			Amount of other-
		than-temporary			than-temporary
	Moody’s/	impairment related to	Addition	Addition	impairment related to
	Fitch	credit loss at	March 31,	June 30,	credit loss at
	Rating	January 1, 2010	2010	2010	June 30, 2010
PreTSL II Mezzanine	Ca/C	$816	$364	$94	$1,274
PreTSL VIII B-3	C/C	1,390	0	0	1,390
PreTSL XVI D	NR/C	518	0	0	518
PreTSL XVI D	NR/C	991	0	0	991
Alesco Preferred Funding VIII Class E Notes 1	Ca/C	1,500	0	0	1,500
Tropic CDO V Class B-1L	C/C	4,425	1	0	4,426
MM Community Funding III Class B	Baa3/B	6	5	0	11
PreTSL IX Class B-2	Ca/C	247	0	27	274
PreTSL XVII Class D	NR/C	930	0	0	930
PreTSL XXV Class D	NR/C	1,001	0	0	1,001
PreTSL XXVI Class D	NR/C	464	0	1	465
PreTSL XVIII Class D	NR/C	513	0	0	513
Trapeza CDO II Class C-1	Ca/C	317	31	218	566
PreTSL XVII Class C	Ca/C	94	56	196	346
PreTSL XV Class B-3	Ca/C	84	40	0	124
PreTSL XXIII Class C-FP	C/C	204	7	0	211
PreTSL I Mezzanine	Caa1/C	103	1	77	181
PreTSL XV Class B-2	Ca/C	84	39	0	123

Total		$13,687	$544	$613	$14,844

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table provides additional information related to our entire pooled trust preferred collateralized debt obligations as of June 30, 2010 used to evaluate other-than-temporary impairments.
Pooled Trust Preferred Security Detail

							Deferrals	Excess
							and	Subordination
						Number of	Defaults as	as a % of
				Unrealized	Moody’s/	Issuers	% of	Current
		Book		Gain	Fitch	Currently	Current	Performing
Deal	Class	Value	Fair Value	Loss	Rating	Performing	Collateral	Collateral

PreTSL I	Mezzanine	$764	$648	$(116)	Caal/C	26	24.86%	0.00%
PreTSL II	Mezzanine	838	605	(233)	Ca/C	22	38.90	0.00
PreTSL IV	Mezzanine	183	127	(56)	Ca/CCC	4	27.07	19.14
PreTSL V	Mezzanine	274	193	(81)	Ba3/C	2	43.12	0.00
PreTSL VIII	B-3	610	200	(410)	C/C	23	43.67	0.00
PreTSL IX	B-2	725	313	(412)	Ca/C	35	29.22	0.00
PreTSL XV	B-2	378	91	(287)	Ca/C	56	26.58	0.00
PreTSL XV	B-3	378	91	(287)	Ca/C	56	26.58	0.00
PreTSL XVI	D	0	0	0	NR/C	39	36.99	0.00
PreTSL XVI	D	0	0	0	NR/C	39	36.99	0.00
PreTSL XVII	C	632	52	(580)	Ca/C	42	23.97	0.00
PreTSL XVII	D	0	0	0	NR/C	42	23.97	0.00
PreTSL XVIII	D	0	0	0	NR/C	58	22.19	0.00
PreTSL XXIII	C-2	1,011	121	(890)	C/C	93	27.67	0.00
PreTSL XXIII	C-FP	1,545	285	(1,260)	C/C	93	27.67	0.00
PreTSL XXV	D	0	0	0	NR/C	53	30.96	0.00
PreTSL XXVI	D	0	0	0	NR/C	52	31.48	0.00
I-PreTSL I	B-1	985	695	(290)	NR/BB	16	9.04	8.26
I-PreTSL I	B-2	1,000	699	(301)	NR/BB	16	9.04	8.26
I-PreTSL I	B-3	1,000	697	(303)	NR/BB	16	9.04	8.26
I-PreTSL II	B-3	2,990	2,397	(593)	NR/BB	29	0.00	14.33
I-PreTSL III	B-2	1,000	688	(312)	B2/BB	24	5.81	9.60
I-PreTSL III	C	1,000	528	(472)	NR/B	24	5.81	2.04
I-PreTSL IV	B-1	1,000	642	(358)	Ba2/B	31	4.17	9.28
I-PreTSL IV	B-2	1,000	642	(358)	Ba2/B	31	4.17	9.28
I-PreTSL IV	C	500	227	(273)	Caa1/CCC	31	4.17	5.11
Alesco VIII	E	0	0	0	Ca/C	59	33.87	0.00
MM Community Funding III	B	453	381	(72)	Baa3/B	8	22.69	10.80
MM Community Funding II	B	191	191	0	Baa2/BB	6	26.98	14.21
Tropic V	B-1L	0	0	0	C/C	53	43.44	0.00
Trapeza II	C-1	447	203	(244)	Ca/C	24	37.04	0.00
Trapeza IX	B-1	1,000	418	(582)	Ca3/CC	42	10.91	0.00

Total		$19,904	$11,134	$(8,770)

The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred CDO’s.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2010;
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
5.
The effective discount rates on an overall basis generally range from 9.09% to 45.10% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	June 30, 2010
	Level 1		Level 2	Level 3	Total
Assets Measured on a Non-recurring basis
Impaired loans	$		$157	$	$157
Other real estate owned			760		760
Mortgage loans held for sale		37			37

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets Measured on a Non-recurring basis
Impaired loans	$	$1,100	$	$1,100
Other real estate owned		687		687

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At June 30, 2010, the recorded investment in impaired loans was $277 with a related reserve of $120 resulting in a net balance of $157. At December 31, 2009, the recorded investment in impaired loans was $1,256 with a related reserve of $156 resulting in a net balance of $1,100.
Other Real Estate Owned (OREO): Real Estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs, relating to holding and maintaining the property, are charged to expense. At June 30, 2010 the recorded investment in OREO was $770 with a valuation allowance of $10 resulting in a net balance of $760. At December 31, 2009, the recorded investment in OREO was $697 with a valuation allowance of $10 resulting in a net balance of $687.
Mortgage loans held for sale: The fair value of loans held-for-sale is based upon an actual purchase and sale agreement between the Company and an independent market participant. The sale is executed within a reasonable period following quarter end at the stated fair value.
Financial Instruments
The FASB ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
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
The fair value of unrecorded commitments at June 30, 2010 and December 31, 2009 is not material.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
ASSETS
Cash and cash equivalents	$31,768	$31,768	$44,823	$44,823
Investment securities available for sale	153,631	153,631	141,273	141,273
Investment securities held to maturity	25,339	26,264	30,651	31,490
Loans, net of allowance for loan losses	234,697	240,956	245,811	250,913
Accrued interest receivable	2,143	2,143	2,112	2,112

LIABILITIES
Demand and savings deposits	$215,176	$215,176	$222,704	$222,704
Time deposits	155,313	159,173	164,791	168,947
FHLB advances	51,500	55,245	56,500	59,805
Other short term borrowings	7,015	7,015	6,866	6,866
Subordinated debt	5,155	5,155	5,155	5,155
Accrued interest payable	610	610	725	725

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
10.) Memorandum of Understanding
As disclosed under Item 5 of the Form 10Q filing for the quarter ended June 30, 2009, Cortland Banks, in May 2009, was presented with an informal memorandum of understanding.
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
The provisions of the MOU shall remain effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve. The Company is substantially in compliance with the provisions of the MOU as of June 30, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	JUNE 30, 2010			DECEMBER 31, 2009			JUNE 30, 2009
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Interest earning deposits and other assets	$29,795	$43	0.29%	$59,923	$155	0.27%	$52,929	$68	0.26%
Investment securities (1) (2)	185,314	4,043	4.36%	176,524	8,965	5.08%	186,557	4,884	5.24%
Loans (2) (3)	240,039	7,436	6.22%	238,290	15,229	6.39%	239,594	7,653	6.40%

Total interest-earning assets	455,148	$11,522	5.08%	474,737	$24,349	5.13%	479,080	$12,605	5.27%

Cash and due from banks	6,597			6,661			6,630
Bank premises and equipment	7,019			7,392			7,510
Other assets	19,569			9,460			3,910

Total non-interest-earning assets	33,185			23,513			18,050

Total Assets	$488,333			$498,250			$497,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$69,786	$137	0.40%	$65,266	$436	0.67%	$63,105	$281	0.90%
Savings	88,267	134	0.31%	84,933	516	0.61%	83,836	332	0.80%
Time	160,207	1,891	2.38%	175,153	5,342	3.05%	179,389	2,909	3.27%

Total interest-bearing deposits	318,260	2,162	1.37%	325,352	6,294	1.93%	326,330	3,522	2.18%
Other borrowings	61,061	1,177	3.89%	68,307	2,813	4.12%	68,542	1,414	4.16%
Subordinated Debt	5,155	45	1.73%	5,155	127	2.46%	5,155	77	2.99%

Total interest-bearing liabilities	384,476	$3,384	1.77%	398,814	$9,234	2.32%	400,027	$5,013	2.53%

Demand deposits	60,283			58,506			57,901
Other liabilities	4,694			4,857			3,958
Shareholders’ equity	38,880			36,073			35,244

Total liabilities and Shareholders’ equity	$488,333			$498,250			$497,130

Net interest income		$8,138			$15,115			$7,592

Net interest rate spread (4)			3.31%			2.81%			2.74%

Net interest margin (5)			3.58%			3.19%			3.16%

Ratio of interest-earning assets to interest-bearing liabilities			1.18			1.19			1.20

(1)	Includes both taxable and tax exempt securities and loans.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $33 and $321 for June 30, 2010, $82 and $644 for December 31, 2009, $42 and $322 for June 30, 2009.

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
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	JUNE 30, 2010			MARCH 31, 2010			JUNE 30, 2009
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Interest earning deposits and other assets	$25,320	$20	0.33%	$34,320	$23	0.26%	$75,331	$48	0.26%
Investment securities (1) (2)	190,654	2,044	4.28%	179,916	1,999	4.45%	169,883	2,173	5.18%
Loans (2) (3)	238,058	3,740	6.29%	242,043	3,696	6.15%	236,553	3,777	6.40%

Total interest-earning assets	454,032	$5,804	5.12%	456,279	$5,718	5.04%	481,767	$5,998	5.00%

Cash and due from banks	6,647			6,547			6,637
Bank premises and equipment	6,961			7,077			7,457
Other assets	20,033			18,938			4,503

Total non-interest-earning assets	33,641			32,562			18,597

Total Assets	$487,673			$488,841			$500,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$70,190	$64	0.36%	$69,378	$73	0.43%	$63,972	$118	0.74%
Savings	88,992	60	0.27%	87,534	74	0.34%	85,613	148	0.69%
Time	158,691	922	2.33%	161,740	969	2.43%	180,219	1,421	3.16%

Total interest-bearing deposits	317,873	1,046	1.32%	318,652	1,116	1.42%	329,804	1,687	2.05%
Other borrowings	59,222	555	3.76%	62,920	622	4.01%	68,795	711	4.15%
Subordinated Debt	5,155	23	1.76%	5,155	22	1.70%	5,155	34	2.65%

Total interest-bearing liabilities	382,250	$1,624	1.70%	386,727	$1,760	1.85%	403,754	$2,432	2.42%

Demand deposits	60,988			59,572			58,087
Other liabilities	4,466			4,764			4,068
Shareholders’ equity	39,969			37,778			34,455

Total liabilities and Shareholders’ equity	$487,673			$488,841			$500,364

Net interest income		$4,180			$3,958			$3,566

Net interest rate spread (4)			3.42%			3.19%			2.58%

Net interest margin (5)			3.68%			3.47%			2.98%

Ratio of interest-earning assets to interest-bearing liabilities			1.19			1.18			1.19

(1)	Includes both taxable and tax exempt securities and loans.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $16 and $169 for June 30, 2010, $17 and $151 for March 31, 2010 and $17 and $160 for June 30, 2009.

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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2010	2010	2009	2009	2009
SUMMARY OF OPERATIONS
Total interest income	$5,619	$5,549	$5,681	$5,701	$5,821
Total interest expense	(1,624)	(1,760)	(1,973)	(2,248)	(2,432)

NET INTEREST INCOME (NII)	3,995	3,789	3,708	3,453	3,389
Provision for loan losses	(120)	(175)	(90)	(121)	(65)

NII after loss provision	3,875	3,614	3,618	3,332	3,324
Security gains ( losses) including impairment losses	350	(544)	(257)	(2,463)	(7,770)
Gain on sale of loans	38	4	32	43	119
Total other income (excluding security and loan gains)	726	704	771	752	736
Total other noninterest expense	(3,210)	(2,739)	(3,428)	(3,383)	(3,557)

Income (loss) before tax	1,779	1,039	736	(1,719)	(7,148)

Net income (loss)	$1,324	$894	$643	$(983)	$(4,598)

PER COMMON SHARE DATA (1)
Net (loss) income, both basic and diluted	$0.29	$0.20	$0.14	$(0.22)	$(1.01)
Book value	8.89	8.59	8.16	8.18	7.77

BALANCE SHEET DATA
Assets	$478,872	$485,916	$497,299	$498,375	$500,049
Investments	178,970	187,172	171,924	173,958	141,773
Net loans	234,697	234,690	245,811	234,150	233,096
Deposits	370,489	375,287	387,495	379,946	386,169
Borrowings	58,515	58,619	63,366	71,801	68,903
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	40,220	38,732	36,908	37,024	35,156

AVERAGE BALANCES
Assets	$487,673	$488,841	$495,976	$502,645	$500,364
Investments	190,654	179,916	173,799	154,037	169,883
Net loans	235,546	239,615	234,996	234,140	234,016
Deposits	378,861	378,224	381,458	385,524	387,891
Borrowings	59,222	62,920	66,985	69,166	68,795
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	39,969	37,778	37,397	36,380	34,455

ASSET QUALITY RATIOS
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.78%	0.69%	0.80%	0.59%	0.85%
Underperforming assets (2) as a percentage of:
Total assets	1.06	1.08	0.98	0.46	0.42
Equity plus allowance for loan losses	11.85	12.76	12.37	5.85	5.57
Tier I capital	10.52	11.23	10.59	5.09	4.54

FINANCIAL RATIOS
Return on average equity	13.25%	9.83%	6.88%	(10.81)%	(53.38)%
Return on average assets	1.08	0.73	0.52	(0.78)	(3.68)
Effective tax rate	25.58	14.00	12.64	(42.82)	(35.67)
Net interest margin	3.68	3.47	3.34	3.06	2.98

(1)	Basic and diluted earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

(2)	Underperforming assets include non accrual loans and investments, OREO and restructured loans.

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
Analysis of Assets and Liabilities
Earning assets are comprised of investment securities, loans and deposits at financial institutions, mainly the Federal Reserve Bank. Earning assets were $441,062 at June 30, 2010, a decrease of 4.9% from June 30, 2009, which was $463,733, and a decrease of 3.4% since December 31, 2009, which stood at $456,783.
Total cash and cash equivalents decreased by $13,055 from year-end and by $60,851 from the balance at June 30, 2009. This occurred mainly in deposits held at the Federal Reserve Bank, which decreased by $16,386 from year-end and decreased by $67,093 from June 30, 2009, as funds were employed into the investment portfolio.
Investment securities are classified as available-for-sale to give management the flexibility to sell the securities prior to maturity, if needed, based on fluctuating interest rates or changes in our funding requirements. However, some securities are maintained in our held-to-maturity investment portfolio.
At June 30, 2010, the investment securities portfolio was $178,970 compared to $141,773 at June 30, 2009, an increase of $37,197 or 26.2%. Investment securities increased $7,046 compared to December 31, 2009, an increase of 4.1%. This increase is primarily the result of management’s decision to invest a portion of liquid funds into short-term investment grade securities. Investment securities represented 40.6% of earning assets at June 30, 2010, compared to 30.6% at June 30, 2009, and 37.6% at December 31, 2009. Management, in the first half of 2009 allowed proceeds of calls or sales of investments to build up in an interest-bearing deposit account. Since then, management invested in U.S. Government agencies, municipal bonds and mortgage-backed securities. As the Company manages its balance sheet for asset growth, asset mix, liquidity and for current interest rates and interest rate forecasts, several securities in the investment portfolio were sold in the quarter ended June 30, 2010 with the intent of reinvesting in shorter term, higher cash flowing instruments. Management has also used funds to decrease borrowings as they mature. The investment portfolio represented 48.3% of each deposit dollar, up from 36.7% a year ago and 44.4% of year end levels.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The investment securities available-for-sale portfolio had net unrealized losses of $4.6 million at June 30, 2010, a decrease of $4.8 million compared to net unrealized losses of $9.4 million at June 30, 2009, and a decrease of $1.7 million compared to net unrealized losses of $6.3 million at December 31, 2009. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 8 to the financial statements. A $14.5 million other-than-temporary-impairment was recorded during 2009 related to pooled trust preferred securities and investments in General Motors Corporation bonds, while $1,157 was recorded to date in 2010.
Loans net of the allowance for losses increased by $1,601 during the twelve month period from June 30, 2009 to June 30, 2010, and decreased by $11,114 from year-end. Gross loans as a percentage of earning assets stood at 53.8% as of June 30, 2010, 50.8% at June 30, 2009 and 54.3% as of December 31, 2009. The loan to deposit ratio was 61.0% at both June 30, 2010 and 2009. The decrease in loans from year end was due in part to two 60 day term commercial loans for a total of $12,500 that closed in December 2009 and was fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2010. At June 30, 2010 the loan loss allowance of $2,514 represented approximately 1.06% of outstanding loans, and at June 30, 2009 the loan loss allowance of $2,556 represented approximately 1.09% of outstanding loans. The loan loss allowance at December 31, 2009 of $2,437 represented approximately 0.98% of outstanding loans.
During the first six months, loan charge-offs were $329 in 2010 compared to $207 in 2009, while the recovery of previously charged-off loans amounted to $111 in 2010 and $77 in 2009. The charge-offs in 2010 were due in part to one commercial real estate loan totaling $132 for which $75 had been previously reserved. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management
Loans accounted for on a nonaccrual basis increased from $1,2 million at the December 31, 2009 quarter end to $1.4 million at the recent quarter ended June 30, 2010 and from $724 at June 30, 2009. This increase is isolated to a few account relationships which have not been able to meet their contractual payment obligations and is not reflective of any identifiable trend in asset quality deterioration. Non-accrual loans at June 30, 2010 represented 0.6% of the loan portfolio compared to 0.5% at December 31, 2009 and 0.3% at June 30, 2009.
Bank owned life insurance had a cash surrender value of $12,287 at June 30, 2010, $13,211 at December 31, 2009 and $12,980 at June 30, 2009. The decrease is due to death benefit proceeds of $1,138 received in the second quarter of 2010. Other assets decreased by $142 from year-end and increased by $2,048 from June 30, 2009. The increase from a year ago is due primarily to a prepaid assessment of $2,974 paid to the Federal Deposit Insurance Corporation in December. The balance at June 30, 2010 is $2,506. Net deferred tax assets measured $7,644 at June 30, 2010, $7,893 at December 31, 2009 and $7,960 at June 30, 2009, primarily reflecting deferred tax benefits arising from unrealized losses on available for sale investment securities and other-than-temporary impairment losses recognized in 2008, 2009 and 2010. Interest receivable on investments and loans stood at $2,143 at June 30, 2010, $2,112 at December 31, 2009 and $2,034 at June 30, 2009.
Non interest-bearing deposits decreased by $762 from year-end and increased by $1,211 from twelve months ago. Interest-bearing deposits decreased by $16,244 from year-end and decreased by $16,891 from June 30, 2009. The decrease from year end is primarily due to money market accounts opened in December 2009 to secure two loans totaling $12,500 that were closed when the loans matured in early 2010.
Federal Home Loan Bank advances and other short term borrowings decreased by $4,851 from year-end and decreased by $10,388 from June 30, 2009. The decrease is due to management’s decision to pay down individual borrowings at their respective maturities rather than refinancing. Future maturities are also expected to be paid off.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other liabilities remained relatively consistent measuring $4,493 at June 30, 2010, $4,375 at December 31, 2009 and $4,666 at June 30, 2009. The largest component is accrued expense which measured $2,428 at June 30, 2010, $2,854 at December 31, 2009 and $3,053 at June 30, 2009. Included in this category is accrued expense for post-retirement benefits. The Company completed its management reorganization during 2010 and recorded a reduction in the post retirement plans of $542, offset by a severance accrual of $85.
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
As a result of the decline in value of our trust preferred CDO securities, the regulatory capital levels of the Bank have come under significant pressure. As a result of investment downgrades by the rating agencies during 2009 and 2010, all of the trust preferred CDO’s and the General Motors corporate securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increased the Bank’s risk-weighted assets for these securities to $94.0 million, versus their carrying value of $20,190 thereby significantly diluting the regulatory capital ratios.
In management’s opinion, as supported by the data in the following table, the Company met all capital adequacy requirements to which it was subject as of June 30, 2010 and December 31, 2009. As of those dates, the Company was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	June 30,	Dec. 31,	Well	Adequately
	2010	2009	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	14.01%	13.22%	10.00%	8.00%
Tier I capital to risk-weighted assets	13.29%	12.54%	6.00%	4.00%
Tier I capital to average assets	9.81%	9.09%	5.00%	4.00%
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The table below illustrates the Company’s qualifying capital and risk weighted assets at June 30, 2010 and December 31, 2009 and the amounts by which the well capitalized thresholds are exceeded.

	Risk Based Capital
	June 30,	December 31,
	2010	2009

Tier 1 Capital	$48,252	$46,015
Tier 2 Capital	2,598	2,511

QUALIFYING CAPITAL	$50,850	$48,526

Risk-Adjusted Total Assets (*)	$362,921	$367,083

Tier 1 Risk- Based Capital excess	$26,477	$23,990
Total Risk- Based Capital excess	14,558	11,818
Total Leverage Capital excess	23,669	20,696

(*)	Includes off-balance sheet exposures
Average total assets for leverage capital purposes is calculated as average assets, less intangibles and the net unrealized market value adjustment of quarter end June 30, 2010 investment securities available for sale, which averaged $491,662 for the six months ended June 30, 2010 and $506,376 for the year ended December 31, 2009.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
Analysis of Earnings
Executive Summary
Net income for the six months ended June 30, 2010 was $2.2 million or $.49 per share compared to a net loss of $6 million or ($1.32) per share a year ago.
Core earnings for the six months which exclude non-recurring items such as impairment loss and gain on securities sales were $2.1 million at June 30, 2010 compared to $1.8 million for the same period in 2009.
Net interest margin of 3.68% for the quarter is an improvement on both a linked quarter basis 3.47% and year-over-year of 2.98% as the Company continues to optimally manage its balance sheet in this historically low interest rate environment.
The Company continues to benefit from a high quality, low delinquency loan portfolio, with charge offs at 0.18% of average loans, nonperforming loans at 0.57% of total loans and an allowance for loan losses at 185% of nonperforming loans at quarter end.
Pre-tax impairment losses in the quarter on certain investment securities were $613 in 2010 versus $7.9 million in the comparable period of 2009, a decrease of more than $7.2 million.
As the Company manages its balance sheet for asset growth, asset mix, liquidity and for current interest rates and interest rate forecasts, several securities in the investment portfolio were sold in the quarter resulting in a $920 gain on available for sale securities.
Excluding the impairment charges and securities sale previously noted, noninterest income was $807 for the three months ended June 30, 2010 versus $937 for the same period in 2009. The $130 difference was primarily the result of a reduced volume of loans sold to the secondary market in 2010 generating lesser gains.
Noninterest expense for the quarter ended June 30, 2010 was $3.2 million versus $3.6 million for the comparable period in 2009. The FDIC special assessment of $224 in 2009 accounted for the majority of the improvement. Personnel costs were also lower in 2010 by $169 attributable to both a reduction in full time equivalent employee positions resulting from a reorganization plan approved by the Company’s Board of Directors and of a restructuring of certain management compensation and benefit plans.
The most significant factor affecting the improvement in net income for the quarter is the lower level of securities impairment charges recorded in the three month period ended June 30, 2010 as compared to the same period in 2009. Among its investments, the Company owns a number of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, insurance companies and real estate investment trusts. The market for these securities and similar securities became illiquid during the financial crisis of 2008 and is currently still not active. For these securities, the Company modeled and analyzed the cash flow characteristics and determined the extent to which these securities are other than temporarily impaired. Accordingly, a $613, and $7.9 million other than temporary impairment charge was recorded as expense for the second quarters of 2010 and 2009, respectively. The level of impairment is mainly driven by the ability of the banks, insurance companies and trusts which securitize the obligations in the investment pools to pay their obligations. The economic downturn and resulting recession has caused many of these companies, particularly the banks to defer or default on their debt obligations.
While unemployment levels have stopped their relentless climb, they remain at elevated levels both regionally and nationally. Consequently, the housing market continues to be negatively impacted by a high level of bankruptcy filings and home foreclosures, and business failures are now being reported on a more routine basis. Despite these market conditions, the Company, to date, has not experienced notable deterioration in credit quality and has actually reported positive trends in certain areas of asset quality during the first six months of 2010.

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
Core earnings (earnings before other than temporary impairment charge, and certain other non-recurring items) increased both from the quarter ended and the six months ended June 30, 2010, as compared to comparable 2009 periods. Core earnings for the second quarter of 2010 was $1,121 or $0.25 per share compared to $732 or $0.16 per share. Year-to-date June 30, 2010 core earnings stood at $2,073 or $0.46 per share compared to $1,755 or $0.39 per share a year ago. The largest factor in the increase is the increase in net interest income both quarter-to-date and year-to-date. Discussion of the increase in net interest income follows.
The following is reconciliation between core earnings and earnings under generally accepted accounting principles in the United States (GAAP earnings):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2010	2009	2010	2009
GAAP earnings or loss	$1,324	$(4,598)	$2,218	$(5,995)
Impairment losses on investment securities	613	7,852	1,157	11,519
Investment gains on risk reduction strategy	(920)		(920)
Credits relating to reorganization — net			(457)
Special FDIC assessment		224		224
Tax effect of adjustments	104	(2,746)	75	(3,993)

Core earnings	$1,121	$732	$2,073	$1,755

Core earnings per share	$0.25	$0.16	$0.46	$0.39

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Analysis of Net Interest Income for the First Six Months
First Six Months of 2010 as Compared to First Six Months of 2009

	INTEREST MARGIN YTD
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Interest earning deposits and other assets	$29,795	$43	0.29%	$52,929	$68	0.26%
Investment securities (1) (2)	185,314	4,043	4.36%	186,557	4,884	5.24%
Loans (2) (3)	240,039	7,436	6.22%	239,594	7,653	6.40%

Total interest-earning assets	$455,148	$11,522	5.08%	$479,080	$12,605	5.27%

INTEREST-BEARING LIABILITIES

Interest-bearing demand deposits	$69,786	$137	0.40%	$63,105	$281	0.90%
Savings	88,267	134	0.31%	83,836	332	0.80%
Time	160,207	1,891	2.38%	179,389	2,909	3.27%

Total interest-bearing deposits	318,260	2,162	1.37%	326,330	3,522	2.18%
Other borrowings	61,061	1,177	3.89%	68,542	1,414	. 4.16%
Subordinated debt	5,155	45	1.73%	5,155	77	2.99%

Total interest-bearing liabilities	$384,476	$3,384	1.77%	$400,027	$5,013	2.53%

Net interest income		$8,138			$7,592

Net interest rate spread (4)			3.31%			2.74%

Net interest margin (5)			3.58%			3.16%

(1)	Includes both taxable and tax exempt securities and loans

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $33 and $321 for June 2010 and $42 and $322 for June 2009.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent, net interest income measured $8,138 at June 30, 2010 and $7,592 at June 30, 2009. During the recent reporting period the net interest margin registered 3.58% at June 30, 2010 and 3.16% at June 30, 2009.
The decrease in interest income, on a fully taxable equivalent basis, of $1,083 is the product of a 19 basis point decrease in interest rates earned and a 5.0% year-over-year decrease in average earning assets. The decrease in interest expense of $1,629 was a product of a 76 basis point decrease in rates paid and a 3.9% decrease in interest-bearing liabilities. The net result was a 7.2% increase in net interest income on a fully taxable equivalent basis, and a 42 basis point increase in the Company’s net interest margin due to the smaller asset base.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Interest and dividend income on securities registered a decrease of $840 or 18.4%, during the six months ended June 30, 2010 when compared to 2009. On a fully taxable equivalent basis, income on investment securities decreased by $841 or 17.2%. The average invested balances in securities decreased by $1,243 or 0.07% from the levels of a year ago. During the six months ended June 30, 2010, $46,975 in investment securities were purchased while $25,769 of investment securities were called by the issuer or matured, and in the first six months of 2009, $94 in investment securities were purchased while $46,064 were called by the issuer or matured. As the Company manages its balance sheet for asset growth, asset mix, liquidity and for current interest rates and interest rate forecasts, several securities in the investment portfolio with a book value totaling $14,233 were sold in 2010. The sale was intended to reduce the interest rate risk in the portfolio given the eventual interest rate increases expected post economic recovery. There were no sales of investment securities in 2009. The decrease in the average balance of investment securities was accompanied by an 88 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans and investments.
Interest and fees on loans decreased by $208 or 2.7%, while on a fully taxable equivalent basis, income on loans decreased by $217 or 2.8%, for the six months of 2010 compared to 2009. A $445 increase in the average balance of the loan portfolio, or 0.02%, was accompanied by an 18 basis point decrease in the portfolio’s tax equivalent yield.
Other interest income decreased by $25 from the same period a year ago. The average balance of interest earning deposits decreased by $23,134 or 43.7%. The yield increased by 3 basis points during the first six months of 2010 compared to 2009.
Average interest-bearing demand deposits and money market accounts increased by $6,681 while savings balances increased by $4,431. Total interest paid on these products was $271, a $342 decrease from last year. The average rate paid on these products decreased by 50 basis points in the aggregate. The average balance of time deposit products decreased by $19,182 as the average rate paid decreased by 89 basis points, from 3.27% to 2.38%. Interest expense decreased on time deposits by $1,018 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. As the Federal Reserve has no immediate intent to raise short-term interest rates, the Company expects the cost of deposits to continue declining.
Average borrowings, federal funds purchased and subordinated debt decreased by $7,481 while the average rate paid on borrowings decreased by 36 basis points. $6,000 in Federal Home Loan Bank borrowings bearing interest at 5.3% were paid off at their due dates in the last two months of 2009, and an additional $5,000 at 6.1% was paid off in the first half of 2010. Management plans to pay down individual borrowings at their respective due dates in the future using current liquidity.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Impairment Analysis
The Company owns 32 collateralized debt obligation securities totaling $35,137 (par value) that are secured by trust preferred securities issued by banks, thrifts, insurance companies and real estate investment trusts, (TRUP CDOs). The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2010. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2009.
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
5.
The effective discount rates on an overall basis generally range from 9.09% to 45.10% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.32 per $1.00 of par value is representative of the fair value of the 32 trust preferred securities, with the specific valuations ranging from zero to $1.00. See Notes 3 and 8 for further discussion of impairment.
The Company considered all information available as of June 30, 2010 to estimate the impairment and resulting fair value of the CDO’S. The CDO’S are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many institutions still considered troubled banks even after the numerous failures in 2009 and 2010. If the conditions of the underlying banks in the CDO’S worsen, there may be additional impairment to recognize in subsequent quarters.
Analysis of Other Income, Other Expense and Federal Income Tax for the First Six Months
Other income from all sources increased by $10,960 from the same period a year ago. Gains on securities called and net gains on the sale of available for sale investment securities increased by $794 from year ago levels. As the Company manages its balance sheet for asset growth, asset mix, liquidity and for current interest rates and interest rate forecasts, several securities in the investment portfolio were sold in the quarter, along with calls and maturities resulting in a $963 gain on available for sale securities. Gains were offset by impairment losses attributable to Collateralized Debt Obligations (CDO’s), representing pools of trust preferred debt primarily issued by bank holding companies, and insurance companies and General Motors bonds. $1,157 in losses were recognized in 2010 as compared to $11,519 in 2009. (See Note 3 — Investment Securities). Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $148 from the same period a year ago due to a decrease in loan sales activity. Fees for other customer services increased by $30. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Because the Banks’ customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. Loss on the sale of Other Real Estate Owned (OREO) was $4 at June 30, 2010, a decrease of $19 from the gain of $15 recorded at June 30, 2009. Other sources of non-recurring non-interest income decreased by $59 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Total other expenses in the first six months were $5,949 in 2010 compared to $6,837 in 2009, a decrease of $888 or 13.0%. Full time equivalent employment averaged 146 during the first six months of 2010 compared to 161 for the same period of 2009. Salaries and benefits decreased by $746, or 20.4%, from the similar period a year ago. The Company completed its management reorganization during 2010 and recorded credits of $457 related to various compensation plans, net of severance costs.
Insurance premiums paid to the FDIC decreased by $78. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC adopted a Restoration Plan to restore the reserve ratio of the Deposit Insurance Fund (DIF) to 1.15%. Effective April 1, 2009, the Restoration Plan provides base assessment rate adjustments. In addition, under an interim rule, the FDIC imposed a five basis point emergency special assessment on insured depository institutions on June 30, 2009 which was $224. The special assessment was payable on September 30, 2009. Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The Bank prepaid the amount of $2,974 in December 2009 and had a remaining balance of $2,506 at June 30, 2010. These prepaid assessment amounts are included in other assets of the Company. The Bank will be assessed quarterly premiums by the FDIC commencing with the June 30, 2010 quarter, and such assessments will be charged against the prepaid asset until such time as the prepaid asset has been fully expensed, at which point the Bank will resume paying premiums to the FDIC. The Company anticipates its FDIC insurance expense will continue to adversely impact operating expenses for the year ended December 31, 2010.
All other expense categories decreased by 2.4%, or $64 in the aggregate. This expense category is subject to fluctuation due to non-recurring items.
Income before tax amounted to $2,818 for the first six months of 2010 compared to loss before income tax benefit of $(9,507) for the similar period of 2009. The effective tax rate for the first six months was 21.3% in 2010 and (36.9) % in 2009, resulting in income tax expense of $600 and benefit of $(3,512), respectively. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	SIX MONTHS ENDED
	June 30,
	2010	2009
Provision at statutory rate	$958	$(3,232)
Tax effect of non-taxable income	(406)	(314)
Tax effect of non-deductible expense	48	34

Federal income tax (benefit) expense	$600	$(3,512)

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Second Quarter of 2010 as Compared to Second Quarter of 2009

	INTEREST MARGIN QTD
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS

Interest earning deposits and other assets	$25,320	$20	0.33%	$75,331	$48	0.26%
Investment securities (1) (2)	190,654	2,044	4.28%	169,883	2,173	5.18%
Loans (2) (3)	238,058	3,740	6.29%	236,553	3,777	6.40%

Total interest-earning assets	$454,032	$5,804	5.12%	$481,767	$5,998	5.00%

INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits	$70,190	$64	0.36%	$63,972	$118	0.74%
Savings	88,992	60	0.27%	85,613	148	0.69%
Time	158,691	922	2.33%	180,219	1,421	3.16%

Total interest-bearing deposits	317,873	1,046	1.32%	329,804	1,687	2.05%
Subordinated Debt	5,155	23	1.76%	5,155	34	2.65%
Other borrowings	59,222	555	3.76%	68,795	711	4.15%

Total interest-bearing liabilities	$382,250	$1,624	1.70%	$403,754	$2,432	2.42%

Net interest income		$4,180			$3,566

Net interest rate spread (4)			3.42%			2.58%

Net interest margin (5)			3.68%			2.98%

(1)	Includes both taxable and tax exempt securities

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $16 and $169 for June 2010 and $17 and $160 for June 2009.

(3)	Includes loan origination and commitment fees.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing deposits.

(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.
Analysis of Net Interest Income for the Second Quarter
Tax equivalent net interest income for the Company during the second quarter of 2010 increased by $614, a 17.2% increase from the second quarter of 2009. The yield on earning assets increased by 12 basis points while second quarter average earning assets decreased by 5.8%, or $27,735, when compared to a year ago. The result was a decrease in tax equivalent interest income of $194. The rate paid on interest-bearing liabilities decreased by 72 basis points from the same quarter a year ago, while second quarter average interest-bearing liabilities decreased by $21,504 when compared to a year ago, resulting in a decrease in total interest expense of $808. The net interest margin for the quarter registered 3.68%, up 70 basis points from last year’s second quarter.
As noted in the six month discussion, management has continued to redeploy excess liquidity into investments and loans, while paying off maturing borrowings. While this has reduced the asset base, more efficiencies are gained during a historically low interest rate environment. Deposits continue to reprice at lower rates and focus of recent investment purchases has been staying short to take advantage of rising rates in the twelve to eighteen month horizon.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in Thousands, except for per share amounts)
Analysis of Other Income, Other Expense and Federal Income Tax for the Second Quarter
Loan charge-offs during the quarter were $134 in 2010 compared to $141 in 2009, while the recovery of previously charged-off loans amounted to $81 during the second quarter of 2010 compared to $47 in the same period of 2009. The Company’s provision for loan losses during the quarter ended June 30, 2010 was $120 and $65 in the second quarter of 2009. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. The balance of the allowance for loan loss and provisions to the loan loss allowance are based on an assessment of both the risk of loss and the amount of loss on loans within the loan portfolio. During the first two quarters of both 2009 and 2010, the amount charged to operations as a provision for loan loss was increased to account for the increase in charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors including factors specific to the local economy and to industries operating in the local market. The company has allocated a portion of the allowance for a number of specific problem loans through the first six months of 2010, but has not experienced significant deterioration in any loan type including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types.
Other income increased by $8,029 from a year ago. The largest reason for this increase is an other than temporary impairment loss in the amount of $7,852 recorded in the second quarter of 2009 attributable to CDO’s and investments in General Motor Corporation bonds compared to $613 in the same period of 2010. The impairment was offset by an increase in gains on investment securities of $963 in the second quarter of 2010 and $82 in the same quarter of 2009. Fees for customer services increased by $22. Non-taxable income on bank owned life insurance policies decreased by $11. The net gain on loans sold during the quarter amounted to $38, compared to $119 a year ago, a decrease of $81 due to a decrease in loan sales activity. There was a $29 gain on the sale of other real estate in 2009 and none in 2010.
Total other non-interest expenses in the second quarter were $3,210 in 2010 compared to $3,557 in 2009, a decrease of $347 or 9.8%. Salaries and benefits constituted a $169 decrease, or 9.3%. FDIC expense increased by $223 due to a one time special assessment for the second quarter of 2009. Other expenses increased by $45 or 3.5%. This expense category is subject to fluctuation due to non-recurring items.
Income before income tax expense during the second quarter amounted to $1,779 in 2010 compared to loss before income tax benefit of $(7,148) in 2009. Income tax expense for the second quarter of 2010 was $455 compared to benefit of $(2,550) in 2009. Second quarter net income was $1,324 in 2010 compared to loss of $(4,598) in 2009, representing an increase of $5,922. Income per share for the second quarter was $0.29 in June 2010 compared to loss per share of $(1.01) in June 2009.

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
Principal sources of liquidity for the Company include assets considered relatively liquid, such as interest-bearing deposits in other banks, federal funds sold, cash and due from banks, as well as cash flows from maturities and repayments of loans, investment securities and mortgage-backed securities. The bank can also borrow from the FHLB, Federal Reserve Bank, and correspondent bank lines.
Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100 per account to $250 per account through December 31, 2009, which has subsequently been made permanent. The FDIC also implemented a Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program, which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. The Company elected to opt-in to this program, thus, our customers receive full coverage for transaction accounts under the program. In April 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program from June 30, 2010 to December 31, 2010. The program may be extended an additional year beyond December 31, 2010 without additional rulemaking, provided the FDIC announces the extension before October 29, 2010. Current participants in the program had a one-time, irrevocable opportunity to opt out of the extension by notifying the FDIC by April 30, 2010. The Company elected to continue participation in this program. Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.
In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program late in 2009. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $250 insured amount and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance. At June 30, 2010, the Bank had no deposits in the CDARS® program. For regulatory purposes, CDARS® is considered a brokered deposit even though reciprocal deposits are generally from customers in the local market.
Along with its liquid assets, the Company has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank line of credit, and access to the Federal Reserve Discount Window. The Company is also a member of the Federal Home Loan Bank of Cincinnati, which provides yet another source of liquidity. At June 30, 2010, the Bank had approximately $3.9 million available of collateral based borrowing capacity at FHLB of Cincinnati and $3.6 million of availability with the Federal Reserve Discount window. Additionally the FHLB has committed a $24.9 million cash management line subject to posting additional collateral. The Company has access to approximately 10% of total assets in brokered certificates of deposit that could be used as an additional source of liquidity. At June 30, 2010 there was no outstanding balance in brokered certificates of deposit. The Company was also granted a $5 million unsecured discretionary Federal Funds line of credit with no funds drawn upon as of June 30, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The holding company has much more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized after the dividend payment. As of June 30, 2010, the Bank can pay no dividends to the holding company without regulatory approval. Future dividend payments by the Bank to the holding company would be based upon future earnings and the approval of the regulators. The holding company has cash of $666 at June 30, 2010 available to meet cash needs. It also holds a $6 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the holding company to pay quarterly interest payment on the debentures, pay dividends to common shareholders, and to fund operating expenses. Currently, any debt offerings or cash dividends to shareholders require prior approval of the regulators.
Cash and cash equivalents decreased from $92,619 in June of 2009 and $44,823 in December 2009 to $31,768 in 2010. The bank management had elected to employ a higher level of funds into the Federal Reserve Bank account to achieve a higher level of short-term liquidity needed to support increased loan demand, and compensate for poorly functioning credit markets. Beginning in June 2009, management decided to start investing a portion of the liquid funds into short-term investment grade securities. Unpledged securities of $76,601 are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit. The following table details the cash flows from operating activities for six months ended June 2010 and 2009.

	2010	2009
Net income. (loss)	$2,218	$(5,995)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and accretion	721	352
Provision for loan loss	295	216
Investment securities gains	(963)	(169)
Impairment losses	1,157	11,519
Other real estate losses	4	(15)
Origination of loans held for sale	(2,108)	(11,095)
Proceeds from the sale of loans	2,113	11,382
Net gain on the sale of loans	(42)	(190)
Deferred tax	(314)	(4,006)
Changes in other assets and liabilities	(600)	457

Net cash flows from operating activities	$2,481	$2,456

Key differences stem from: 1) Impairment losses of $1,157 were recognized in 2010 compared to $11,519 in 2009. This also accounts for the decrease of deferred tax benefit to $(314) at June 30, 2010 from $4,006 for 2009. 2) gains were recognized on the sale, call or maturity of investments of $963 in 2010 compared to $169 for the same period of 2009. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2010 and 2009.
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
With these methodologies, a general allowance is established for each loan type based on historical losses for each loan type in the portfolio. Additionally, management allocates a specific allowance for “Impaired Credits”, which based on current information and events; it is probable the Company will not collect all amounts due according to the original contractual terms of the loan agreement. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except for per share amounts)
The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first half of 2010 in accordance with FASB ASC topic 320, Investments — Debt and Equity Securities. The purpose of this ASC was to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. This ASC amends the other-than-temporary impairment guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.
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
In determining the amount of impairment related to credit loss, the Company uses a third party discounted cash flow model, several inputs for which require estimation and judgment. Among these inputs are projected deferral and default rates and estimated recovery rates. Realization of events different than that projected could result in a large variance in the values of the securities.
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
In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has presented the necessary disclosures in Note 8 herein. The Company does not expect the adoption of the remaining provisions of this ASU to have a material impact on the Company’s consolidated financial statements.
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
In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operation.
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
The table on the following page shows the Company’s current estimate of interest rate sensitivity based on the composition of the balance sheet at June 30, 2010 and December 31, 2009. For purposes of this analysis, short term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the subsequent twelve months reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2010 and December 31, 2009 for the respective simulations. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(CONTINUED)
(Dollars in thousands, except for per share amounts)
Over the past twelve months, the Federal Reserve kept its target rate on overnight federal funds constant. At June 30, 2010, the difference between the yield on the ten-year Treasury and the three-month Treasury was a positive 279 basis points compared to a positive 379 basis points at December 31, 2009. With longer-term rates exceeding short-term rates the yield curve has a positive slope.
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions the base case projects net interest income of $16,034 for the twelve month period ending June 30, 2011.

	Simulated Net Interest Income (NII) Scenarios
	Fully Taxable Equivalent Basis
	For the Twelve Months Ending
	Net Interest Income		$ Changes in NII		% Change in NII
Changes in	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Interest Rates	2011	2010	2011	2010	2011	2010
Graduated increase of +300 basis points	$17,618	$18,093	$1,584	$1,298	9.9%	7.7%
Short-term rates unchanged	16,034	16,795
Graduated decrease of -300 basis points	14,128	15,040	(1,906)	(1,755)	(11.9)%	(10.4%)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Company’s Common Stock. There were no repurchases of shares of the Company’s common stock during the three months ended June 30, 2010.
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable

CORTLAND BANCORP AND SUBSIDIARIES
PART II — OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio	10-K	3.1	03/16/06

3.2	Code of Regulations, as amended

	For the Bancorp	10-K	3.2	03/16/06
	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	3/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

10.13	Reserved

10.14	Reserved

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005	10-K	10.15	03/16/06

10.16	Reserved

*10.17	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of June 1, 2010	8-K	10.17	06/02/2010

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of June 1, 2010	8-K	10.19	06/02/2010

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/2010

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/2010

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/2010

10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/2010

*10.24	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.24	12/12/08

10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/2010

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.26	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.26	12/12/08

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/2010

*10.28	Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.28	12/12/08

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	5/17/2010

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/2010

10.30	Reserved

*10.31	Severance Agreement entered into by Cortland Bancorp with each of Messrs. Timothy Carney, James M. Gasior, and David J. Lucido	8-K	10.31	12/12/08

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon, and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/2010

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret	8-K	10.34	06/02/2010

11	Statement re computation of per share earnings		See Note 6 of financial statements

15	Letter re unaudited interim financial statements		N/A

18	Letter re change in accounting principles		N/A

19	Report furnished to security holders		N/A

22	Published report regarding matters submitted to vote of security holders		N/A

23	Consents of experts and counsel — Consent of independent registered public Accounting firms		N/A

24	Power of Attorney		N/A

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of the Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)				☑

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				☑

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

Cortland Bancorp (Registrant)
/s/ James M. Gasior
DATED: August 16, 2010	James M. Gasior
(Chief Executive Officer)

DATED: August 16, 2010	/s/ David J. Lucido
David J. Lucido
(Chief Financial Officer)