Form 10-K
period 2010-12-31
CORTLAND BANCORP INC
filed 2011-03-31
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Common Stock, no par value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted an posted pursuant to Rule 405 of Regulation S-T(§232..405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Based upon the closing price of the registrant’s common stock of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,082,507. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.
The number of shares outstanding of the issuer’s classes of common stock as of March 23, 2011: 4,525,540 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the annual shareholders meeting to be held May 17, 2011 are incorporated by reference into Part III.

FORM 10-K
2010

PART I
Item 1. Business
General
THE CORPORATION
     Information relating to Item 1 is set forth in Cortland Bancorp’s 2010 Annual Report to Shareholders, Page 4, “Brief Description of the Business” and “Management’s Discussion and Analysis” pages 54-91, and is incorporated herein by reference.
SUPERVISION AND REGULATION
     Cortland Bancorp (the “Company”) and its subsidiary bank, The Cortland Savings and Banking Company (the “Bank”), are subject to Federal and state banking laws that are intended to protect depositors, not stockholders. Changes in Federal and state banking laws, including statutes, regulations, and policies of the bank regulatory agencies, could have a material adverse impact on our business and prospects. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Company and the Bank are subject to detailed, complex, and sometimes overlapping Federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include, but are not limited to, state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. In addition to minimum capital requirements, Federal law imposes other safety and soundness standards having to do with such things as internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation and benefits. The discussion to follow of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.
     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, acting primarily through the Federal Reserve Bank of Cleveland. The company is required to file annual reports and other information with the Federal Reserve. The Bank is subject to regulation and supervision by the Ohio Division. As a member bank of the Federal Reserve System, the Bank is also subject to regulation and supervision by the Federal Reserve. The Bank is examined periodically by the Federal Reserve Bank and by the Ohio Division to test compliance with various regulatory requirements. If as a result of examination the Federal Reserve or the Ohio Division determines that a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory, or that the bank or its management is in violation of any law or regulation, the bank regulatory agencies may take a number of remedial actions. Bank regulatory agencies make regular use of their authority to take formal and informal supervisory actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses and for violations of any law, rule, or regulation, or any condition imposed in writing by the appropriate Federal banking regulatory authority. Potential supervisory and enforcement actions include appointment of a conservator or receiver, issuance of a cease-and-desist order that could be judicially enforced, termination of a bank’s deposit insurance, imposition of civil money penalties, issuance of directives to increase capital, entry into formal or informal agreements, including memoranda of understanding, issuance of removal and prohibition orders against institution- affiliated parties, and enforcement of these actions through injunctions or restraining orders.
     The Company and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve on June 1, 2009. The Ohio Division later became a party to the MOU as well. Unless the Company and the Bank first obtain written approval of the Federal Reserve and the Ohio Division, by the terms of the MOU, the Company and the Bank may not pay dividends, repurchase stock, or incur debt. The Company and the Bank must adopt a plan for maintaining adequate capital and must also plan to strengthen board oversight of management and operations of the Bank. The MOU also required the Bank to establish a plan for enhanced management of the investment portfolio’s risk exposure as well as a plan to improve the Bank’s earnings and overall condition in 2010. Satisfaction of the terms and conditions of the MOU is a very high priority for the Company and the Bank. The provisions of the MOU will remain effective and enforceable until stayed, modified, terminated, or suspended by the Federal Reserve and the Ohio Division.
     Regulation of bank holding companies. A bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct operations in an unsafe or unsound manner. The Federal Reserve requires all bank holding companies to maintain capital at or above prescribed levels. Federal Reserve policy requires that a bank holding company provide capital to its subsidiary banks during periods of financial stress or adversity and that the bank

PART I (CONTINUED)
Item 1. Business
General
holding company maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting subsidiary banks. Bank holding companies may also be required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming common stock or other equity securities.
     Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve to — acquire ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares), — acquire all or substantially all of the assets of another bank, or — merge or consolidate with another bank holding company.
     The Federal Reserve will not approve an acquisition, merger, or consolidation that would have a substantially anticompetitive result unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in satisfying the convenience and needs of the community to be served. When the Federal Reserve reviews merger and acquisition applications it also considers capital adequacy and other financial and managerial factors, along with the subsidiary banks’ performance under the Community Reinvestment Act of 1977. Approval of the Ohio Division is also necessary to acquire control of an Ohio-chartered bank.
     The Bank Holding Company Act, the Change in Bank Control Act, and the Federal Reserve Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under section 12 of the Securities Exchange Act of 1934, as the Company does, or if no other person owns a greater percentage of the class of voting securities, control is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. Guidance issued by the Federal Reserve in September 2008 states that generally the Federal Reserve will be able to conclude that an investor does not have a controlling influence over a bank or bank holding company if the investor does not own more than 15% of the voting power and 33% of the total equity of the bank or bank holding company, including nonvoting equity securities. The investor may, however, be required to make passivity commitments to the Federal Reserve, promising to refrain from taking various actions that might constitute exercise of a controlling influence. Under prior Federal Reserve guidance, a board seat was generally not permitted for an investment of 10% or more of the equity or voting power without a determination that the investor was in control of the bank holding company. But, under the September 2008 guidance, the Federal Reserve may permit a non- controlling investor to have a board seat.
     Under the Bank Merger Act, advance approval of the appropriate Federal bank regulatory agency is necessary for the acquisition of a bank by merger. For this purpose, the term merger is defined very broadly, including not only whole bank acquisitions by statutory merger but also acquisitions by one bank of some or all of the branches of another bank or assumption by one bank of some or all of the deposits of another bank. Under Ohio Revised Code Chapter 1115, approval of the Ohio Division is also necessary for the acquisition of an Ohio-chartered bank, whether by merger or otherwise.
     Interstate banking and branching. Section 613 of the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 amends the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The amendments authorize a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a bank chartered by that state to open the branch. Under prior law, an out-of state bank could open a de novo branch in another state if and only if the particular state permitted out-of-state banks to establish a de novo branch. Section 607 of the Dodd-Frank Act also increases the approval threshold for interstate bank acquisitions, requiring that a bank holding company be well capitalized and well managed as a condition to approval of an interstate bank acquisition, rather than being merely adequately capitalized and adequately managed, and that an acquiring bank be and remain well capitalized and well managed as a condition to approval of an interstate bank merger.
     Nonbanking activities. With some exceptions, the Bank Holding Company Act has for many years prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve Board regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In its determination about whether a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public — such as greater convenience, increased competition, or gains in efficiency in resources — that will outweigh the risks of possible adverse effects such as decreased or unfair

PART I (CONTINUED)
Item 1. Business
General
competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve Board regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare. Under Bank Holding Company Act section 5(e), the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve determines that the activity or control constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank.
     Capital — Risk-based capital requirements. Capital hedges risk, absorbing losses that can be predicted as well as losses that cannot be. According to the Federal Financial Institutions Examination Council’s explanation of the capital component of the Uniform Financial Institutions Rating System, commonly known as the “CAMELS” rating system, a rating system employed by the Federal bank regulatory agencies, a financial institution must “maintain capital commensurate with the nature and extent of risks to the institution and the ability of management to identify, measure, monitor, and control these risks. The effect of credit, market, and other risks on the institution’s financial condition should be considered when evaluating the adequacy of capital.” The minimum ratio of total capital to risk-weighted assets is 8.0%, of which at least 4.0% must consist of so-called Tier 1 capital. The minimum Tier 1 leverage ratio — Tier 1 capital to average assets — is 3.0% for the highest rated institutions and at least 4.0% for all others. These ratios are absolute minimums. In practice, banks are expected to operate with more than the absolute minimum capital. The Federal Reserve may establish greater minimum capital requirements for specific institutions. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by Federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of so-called brokered deposits. A bank that does not achieve and maintain the required capital levels may be issued a capital directive to ensure the maintenance of required capital levels.
     Also known as core capital, Tier 1 capital consists of common stockholders’ equity, non-cumulative perpetual preferred stock, and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital, also known as supplementary capital, consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, other qualifying term debt, a limited amount of the allowance for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets), and certain other instruments that have some characteristics of equity. To determine risk-weighted assets, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, such as 0.0% for assets considered to have low credit risk, for example cash and certain U.S. government securities, 100.0% for assets with relatively higher credit risk, such as business loans, or a risk weight exceeding 100% for selected investments that are rated below investment grade or, if not rated, that are equivalent to investments rated below investment grade. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets. The Federal Reserve may also employ a market risk component in its calculation of capital requirements for nonmember banks engaged in significant trading activity. The market risk component could require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The Federal Reserve’s evaluation of an institution’s capital adequacy takes account of a variety of other factors, including, among others, interest rate risks to which the institution is subject, the level and quality of an institution’s earnings, loan and investment portfolio characteristics, and risks arising from the conduct of nontraditional activities. Accordingly, the Federal Reserve’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or inordinate levels of risk.
     The Federal Reserve employs similar risk-based capital guidelines in the regulation of bank holding companies and financial institutions. If capital falls below the minimum levels established by the guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. In general, bank holding companies are required to maintain the same capital ratios as banks, which is a minimum ratio of total capital to risk-weighted assets of 8% and Tier 1 capital of at least 4%. Bank holding companies are also subject to a leverage ratio requirement. The minimum required leverage ratio for the very highest rated companies is 3%, but as a practical matter the minimum required leverage ratio for most bank holding companies is 4% or higher. Bank holding companies also must serve as a source of strength for their subsidiary banking institutions. Under Bank Holding Company Act section 5(e), the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve Board determines that the activity or control constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank.

PART I (CONTINUED)
Item 1. Business
General
     A capital plan was submitted to the Federal Reserve Bank and the Ohio Division as required by the June 1, 2009 Memorandum of Understanding. In this capital plan, it was stated that both the Company and the Bank have established a total risk-based capital target of 13%, a Tier 1 risk-based capital ratio target of 11%, and a leverage ratio target of 8%. It is unlikely that dividend payments by the Company would resume before those targeted capital levels are attained. If dividend payments do resume, according to the capital plan they would not exceed 50% of after-tax earnings for the previous 12 months, excluding extraordinary items and taking into account the three previous quarterly dividends.
     Prompt corrective action. Every institution is classified into one of five categories, depending on the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Capital ratios as of December 31, 2010 are as follows:

	(Amounts in thousands)
			The Cortland Savings
	Cortland Bancorp		& Banking Company
	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Actual	$49,372	13.42%	$46,714	12.80%
For capital adequacy purposes	29,424	8.00%	29,187	8.00%
To be well capitalized	36,780	10.00%	36,484	10.00%
Tier 1 capital to risk-weighted assets
Actual	46,787	12.72%	38,129	10.45%
For capital adequacy purposes	14,712	4.00%	14,594	4.00%
To be well capitalized	22,068	6.00%	21,891	6.00%
Tier 1 leverage capital
Actual	46,787	9.59%	38,129	7.86%
For capital adequacy purposes	19,505	4.00%	19,396	4.00%
To be well capitalized	24,381	5.00%	24,245	5.00%
     An institution with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though the institution is in the next lower capital category if the institution’s primary Federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment. A financial institution’s operations can be significantly affected by the bank’s capital classification under the prompt corrective action rules. For example, an institution that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval. These deposit-funding limitations can have an adverse effect on the bank’s liquidity. At each successively lower capital category an insured depository institution is subject to additional restrictions. Undercapitalized institutions are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance fund. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after an institution becomes critically undercapitalized, with a leverage ratio of less than 2%. Section 38(f)(2)(I) of the Federal Deposit Insurance Act provides that a Federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.
     A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will satisfy plan obligations. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. If bankruptcy of a bank holding company occurs, any commitment by the bank holding company to a Federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.
     Federal deposit insurance. Deposits in the Bank are insured by the FDIC to applicable limits through the Deposit Insurance Fund. Insured banks must pay deposit insurance premiums assessed semiannually and paid quarterly. The insurance premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks

PART I (CONTINUED)
Item 1. Business
General
with lower levels of capital or a higher degree of supervisory concern. Effective January 1, 2009, the FDIC increased assessment rates uniformly for all risk categories by 7 cents for the first quarter 2009 assessment period. In 2009, the FDIC adopted a rule that imposed a special assessment on banks payable in September 2009 and that allowed the FDIC to impose additional special assessments to replenish the Deposit Insurance Fund, which was badly depleted by bank failures. As an alternative to imposing additional special assessments on insured depository institutions or borrowing from the U.S. Treasury, on November 12, 2009, the FDIC adopted a proposal to increase deposit insurance assessments effective on January 1, 2011, and to require all insured depository institutions to prepay by the end of 2009 their deposit insurance assessments for the fourth quarter of 2009 and for the entirety of 2010 through 2012. Institutions recorded the prepaid FDIC insurance assessments as an asset as of December 31, 2009, later charging the assessments to expense in the periods to which the assessments apply. We anticipate that assessment rates will continue to increase for the foreseeable future because of the significant cost of bank failures, because of the relatively large number of troubled banks, and because of the requirement of the recently enacted Dodd-Frank Act that the FDIC increase its insurance fund reserves to no less than $1.35 for each $100 of insured deposits (as of September 30, 2010, the reserve fund was negative $0.15 for each $100 of insured deposits).
     On November 9, 2010, the FDIC proposed to change its assessment base from total domestic deposits to average total assets minus average tangible equity, and was approved February 7, 2011,as required in the Dodd-Frank Act. The new assessment base will apply in the second quarter of 2011, but the FDIC does not expect that the change in assessment base will change the deposit insurance premium revenue raised.
     The $100,000 basic deposit insurance limit in place for many years was increased temporarily to $250,000 by the Emergency Economic Stabilization Act of 2008. On July 21, 2010, the Dodd-Frank Act made the $250,000 insurance limit permanent.
     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by or written agreement with the FDIC.
     Selected regulations. Transactions with affiliates. The Bank must comply with section 23A and section 23B of the Federal Reserve Act, establishing rules for transactions by member banks with affiliates. These statutes protect banks from abuse in financial transactions with affiliates, preventing insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. Affiliate-transaction limits could impair the Company’s ability to obtain funds from the bank subsidiary for the holding company’s cash needs, including funds for payment of dividends, interest, and operational expenses. Affiliate transactions include, but are not limited to, extensions of credit to affiliates, investments in securities issued by affiliates, the use of affiliates’ securities as collateral for loans to any borrower, and purchase of affiliate assets. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act — -limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus, -impose strict collateral requirements on loans or extensions of credit by a bank to an affiliate, -impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company, -impose restrictions on the use of a holding company’s stock as collateral for loans by the subsidiary bank, and -require that affiliate transactions be on terms substantially the same as those provided to a non-affiliate.
     Loans to insiders. The authority of the Bank to extend credit to insiders —meaning executive officers, directors, and greater than 10% stockholders — or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. These laws require that insider loans be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require that specified approval procedures be adhered to. Loans to an individual insider may not exceed the Federal legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any interested director not participating in the voting. Loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, but they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a

PART I (CONTINUED)
Item 1. Business
General
segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order, or other regulatory sanctions.
     Loans to one borrower. Under Ohio law, the total loans and extensions of credit by an Ohio-chartered bank to a person outstanding at any time generally may not exceed 15% of the bank’s unimpaired capital, plus 10% of unimpaired capital for loans and extensions of credit fully secured by readily marketable collateral.
     Dividends and Distributions. Stockholders of an Ohio corporation are entitled to dividends when, as, and if declared by the corporation’s board of directors. This principle of Ohio Law applies both to the Company and the Bank. Future dividends will be payable at the discretion of the board of directors and will depend on our earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the board of directors may deem relevant. A 1985 policy statement of the Federal Reserve Board declares that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. A bank holding company also must serve as a source of strength to its subsidiary banks, which could mean capital must be retained for further investments in subsidiary banks rather than being paid as dividends to stockholders. The MOU to which the Company and the Bank are subject provides that written approval of the Federal Reserve and the Ohio Division must be obtained to pay dividends.
     The Company’s ability to obtain funds for the payment of cash dividends and for other cash requirements depends on the amount of dividends that may be paid by the Bank. Under Ohio law, a dividend may be declared by a bank from surplus, meaning additional paid-in capital, with the approval of (x) the Ohio Division and (y) the holders of two thirds of the bank’s outstanding shares. Superintendent approval is also necessary for payment of a dividend if the total of all cash dividends in a year exceeds the sum of (x) net income for the year and (y) retained net income for the two preceding years. According to the Federal Reserve, it is a prudent banking practice to continue paying cash dividends if and only if the bank or holding company’s net income over the past year is sufficient to fully fund the dividends and if the prospective rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. Relying on 12 U.S.C. 1818(b), the Federal Reserve may restrict a member bank’s ability to pay a dividend if the Federal Reserve has reasonable cause to believe that the dividend would constitute an unsafe and unsound practice. A bank’s ability to pay dividends may be affected also by the Federal Reserve’s capital maintenance requirements and prompt corrective action rules. A bank may not pay a dividend if the bank is undercapitalized or if payment would cause the bank to become undercapitalized. Moreover, regulatory authorities may prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.
     A bank holding company may not purchase or redeem its equity securities without advance written approval of the Federal Reserve under Federal Reserve Rule 225.4(b) if the purchase or redemption combined with all other purchases and redemptions by the bank holding company during the preceding 12 months equals or exceeds 10% of the bank holding company’s consolidated net worth. However, advance approval is not necessary if the bank holding company is well managed, is not the subject of any unresolved supervisory issues, and both before and immediately after the purchase or redemption is well capitalized. The MOU to which the Company and the Bank are subject provides that we would first have to obtain written approval of the Federal Reserve and the Ohio Division to purchase or redeem our equity securities.
     Guidance concerning commercial real estate lending. In December 2006, the Federal banking agencies issued final guidance concerning sound risk management practices for concentrations in commercial real estate lending, including acquisition and development lending, construction lending, and other land loans. Recent experience has shown that these forms of lending can be particularly high risk. According to a 2009 FDIC publication, a majority of the community banks that became problem banks or failed in 2008 had similar risk profiles: the banks often had extremely high concentrations in residential acquisition, development, and construction lending relative to their capital, the loan underwriting and credit administration functions at these institutions typically were criticized by examiners, and many of the institutions had exhibited rapid asset growth funded with brokered deposits.
     The commercial real estate risk management guidance does not impose rigid limits on commercial real estate lending but does create a much sharper supervisory focus on the risk management practices of banks with concentrations in commercial real estate lending. According to the guidance, an institution that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate, or is approaching or exceeds the following

PART I (CONTINUED)
Item 1. Business
General
supervisory criteria may be identified for further supervisory analysis of the level and nature of its commercial real estate concentration risk —total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital, or -total commercial real estate loans represent 300% or more of the institution’s total capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.
     These measures are intended merely to enable the banking agencies to quickly identify institutions that could have an excessive commercial real estate lending concentration, potentially requiring close supervision to ensure that the institutions have sound risk management practices in place. Conversely, these measures do not imply that banks are authorized by the December 2006 guidance to accumulate a commercial real estate lending concentration up to the 100% and 300% thresholds.
     Developments affecting management and corporate governance. In June 2010, the Federal banking agencies jointly published their final Guidance on Sound Incentive Compensation Policies. The goal is to enable financial organizations to manage the safety and soundness risks of incentive compensation arrangements and to assist them with identification of improperly structured compensation arrangements. To ensure that incentive compensation arrangements do not encourage employees to take excessive risks that undermine safety and soundness, the incentive compensation guidance sets forth these key principles — -incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk, -these arrangements should be compatible with effective controls and risk management, and -these arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.
     To implement the interagency guidance, a financial organization must regularly review incentive compensation arrangements for all executive and non-executive employees who, either individually or as part of a group, have the ability to expose the organization to material amounts of risk, as well as to regularly review the risk-management, control, and corporate governance processes related to these arrangements. The organization must immediately correct any identified deficiencies in compensation arrangements or processes that are inconsistent with safety and soundness and must ensure that incentive compensation arrangements are consistent with the principles discussed in the guidance.
     In addition to numerous provisions that affect the business of banks and bank holding companies, the Dodd-Frank Act includes a number of provisions affecting corporate governance and executive compensation, for example requirements that stockholders be given the opportunity to consider and vote upon executive compensation disclosed in a company’s annual meeting proxy statement, that a company’s compensation committee be comprised entirely of independent directors and that the committee have stated minimum authorities, that annual meeting proxy statements disclose the ratio of CEO compensation to the median compensation of all other employees, that company policy provide for recovery of excess incentive compensation after an accounting restatement, and that stockholders have the ability to designate director nominees for inclusion in a company’s annual meeting proxy statement. Section 956 also provides for adoption of incentive compensation guidelines jointly by the Federal banking agencies, the SEC, the National Credit Union Administration, and the Federal Housing Finance Agency. Due for adoption by the end of April 2011, the guidelines could be different from the Guidance on Sound Incentive Compensation Policies adopted by the Federal bank regulators in June of 2010. The new guidelines adopted under the Dodd-Frank Act could impose additional compliance burdens beyond those already imposed by the Federal bank regulatory agency guidelines adopted in June of 2010.
     Consumer protection laws and regulations. Banks are subject to regular examination to ensure compliance with Federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations, some of which are discussed below. Potential penalties under these laws include, but are not limited to, fines.
     Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (the “CRA”) and implementing regulations of the Federal banking agencies, a financial institution has a continuing and affirmative obligation — consistent with safe and sound operation — to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods. But the CRA does not establish specific lending requirements nor does the CRA limit an institution’s discretion to develop the types of products and services the institution believes are best suited to the community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance. Although CRA examinations occur regularly, CRA performance evaluations are used principally in the evaluation of regulatory applications submitted by an institution. Federal bank regulatory agencies consider CRA performance evaluations when they evaluate applications for such

PART I (CONTINUED)
Item 1. Business
General
things as mergers, acquisitions, and applications to open branches. The Bank’s CRA performance rating is “satisfactory,” according to the evaluation dated September 14, 2009.
     Equal Credit Opportunity Act. The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.
     Truth in Lending Act. The Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the Truth in Lending Act, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments, and the payment schedule, among other things.
     Fair Housing Act. The Fair Housing Act makes it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. A number of lending practices have been held by the courts to be illegal under the Fair Housing Act, including some practices that are not specifically mentioned in the Fair Housing Act.
     Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act arose out of public concern over credit shortages in urban neighborhoods. The Home Mortgage Disclosure Act requires financial institutions to collect data that enable regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The Home Mortgage Disclosure Act also requires the collection and disclosure of data about applicant and borrower characteristics as a way to identify possible discriminatory lending patterns. The vast amount of information that financial institutions collect and disclose concerning applicants and borrowers receives attention not only from state and Federal banking supervisory authorities but also from community-oriented organizations and the general public.
     Real Estate Settlement Procedures Act. The Real Estate Settlement Procedures Act requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements. The Real Estate Settlement Procedures Act also prohibits abusive practices that increase borrowers’ costs, such as kickbacks and fee-splitting without providing settlement services.
     Privacy. Under the Gramm-Leach-Bliley Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 includes many provisions concerning national credit reporting standards and permits consumers to opt out of information-sharing for marketing purposes among affiliated
     Predatory lending. What is commonly referred to as predatory lending typically involves one or more of the following elements — making unaffordable loans based on a borrower’s assets rather than the borrower’s ability to repay an obligation, — inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping, and — engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.
     The Home Ownership and Equity Protection Act of 1994 and implementing regulations adopted by the Federal Reserve require specified disclosures and extend additional protection to borrowers in closed-end consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The disclosures and protections are applicable to “high cost” transactions with any of the following features — -interest rates for first lien mortgage loans more than eight percentage points above the yield on U.S. Treasury securities having a comparable maturity, -interest rates for subordinate lien mortgage loans more than 10 percentage points above the yield on U.S. Treasury securities having a comparable maturity, or -total points and fees paid in the credit transaction exceed the greater of either 8% of the loan amount or a specified dollar amount that is inflation-adjusted each year.
     The Home Ownership and Equity Protection Act prohibits or restricts numerous credit practices, including loan flipping by the same lender or loan servicer within a year of the loan being refinanced. Lenders are presumed to have violated the law unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Home Ownership and Equity Protection Act also governs so-called “reverse mortgages.”

PART I (CONTINUED)
Item 1. Business
General
     Overdraft protection practices. With amendment of Regulations E and DD, Federal Reserve rules regarding overdraft charges for debit card and ATM transactions became effective on July 1, 2010. The amendments do away with the automatic overdraft protection arrangements that had been in common use, instead requiring banks to notify and obtain the consent of customers before enrolling them in an overdraft protection plan. The amended rules restrict a bank’s ability to charge fees for the payment of overdrafts for debit and ATM card transactions.
     Monetary policy. The earnings of financial institutions are affected by the policies of regulatory authorities, including monetary policy of the Federal Reserve. An important function of the Federal Reserve is regulation of aggregate national credit and money supply, relying on measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of financial institutions’ loans, investments, and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve Board monetary policy has had a significant effect on the operating results of financial institutions in the past and it will continue to influence operating results in the future.
     Anti-money laundering and anti-terrorism legislation. The Bank Secrecy Act of 1970 requires financial institutions to maintain records and report transactions to prevent the financial institutions from being used to hide money derived from criminal activity and tax evasion. The Bank Secrecy Act establishes (a) record-keeping requirements to assist government enforcement agencies with tracing financial transactions and flow of funds, (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies with detecting patterns of criminal activity, (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the Bank Secrecy Act and its implementing regulations, and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.
     The Treasury’s Office of Foreign Asset Control administers and enforces economic and trade sanctions against targeted foreign countries, entities, and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions must scrutinize transactions to ensure that they do not represent obligations of or ownership interests in entities owned or controlled by sanctioned targets.
     Signed into law on October 26, 2001, the USA PATRIOT Act of 2001 is omnibus legislation enhancing the powers of domestic law enforcement organizations to resist the international terrorist threat to United States security. Title III of the legislation, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, most directly affects the financial services industry, enhancing the Federal government’s ability to fight money laundering through monitoring of currency transactions and suspicious financial activities. The Act has significant implications for depository institutions and other businesses involved in the transfer of money — -a financial institution must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts, -no bank may establish, maintain, administer, or manage a correspondent account in the United States for a foreign shell bank, -financial institutions must abide by Treasury Department regulations encouraging financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities, -financial institutions must follow Treasury Department regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies, -every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function.

PART I (CONTINUED)
Item 1. Business
General
     Recent initiatives. The economic upheaval that reached crisis proportions in the third and fourth quarters of 2008 and the resulting adverse impact on the national, regional, and local economies have not ended and might not end for some time. Legislation has been enacted and the Treasury Department, the Federal Reserve, and the FDIC have taken actions in the meantime to stabilize the financial industry, promote recovery, and prevent the recurrence of a similar crisis. The purpose of these legislative and regulatory initiatives is to stabilize U.S. financial markets. The legislative and regulatory actions already taken or that could be taken might not have the intended beneficial impact on the financial markets or the banking industry. We cannot assure you that these initiatives will improve economic conditions generally or the financial markets or financial services industry in particular. The failure of legislative and regulatory initiatives to stabilize the financial markets could materially adversely affect our access to the capital and credit markets, our business, our financial condition, our results of operations, and the market price of our common stock.
AVAILABLE INFORMATION
     The Company files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company’s Internet address is www.cortland-banks.com. The Company makes available through this address, free of charge, the reports filed, as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials filed with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

PART I (CONTINUED)
Item 1. Business
Statistical Disclosure
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
     Information relating to I — Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential is set forth in the Company’s 2010 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2010
Annual Report
to Shareholders
A. Average Balance Sheet — December 31, 2010, 2009 and 2008	52 & 53
B. Analysis of Net Interest Earnings — Years ending December 31, 2010, 2009 and 2008	52 & 53
C. Rate and Volume Analysis — 2010 change from 2009 and 2009 change from 2008	67
II. INVESTMENT PORTFOLIO
     Information relating to II — Investment Portfolio is set forth in the Company’s 2010 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2010
Annual Report
to Shareholders
A. Book value of investments — December 31, 2010, 2009 and 2008	76-80
B. Summary of securities held — December 31, 2010	79
C. Not applicable
III. LOAN PORTFOLIO (ALL DOMESTIC)
A. TYPES OF LOANS
     Information relating to III — Loan Portfolio — A. Types of Loans is set forth in the Company’s 2010 Annual Report to Shareholders, Page 73, Loan Portfolio and is incorporated herein by reference.
B. MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
     Information relating to III — Loan Portfolio — B. Maturities and Sensitivities of Loans to Interest Rates is set forth in the Company’s 2010 Annual Report to Shareholders, Page 74 Loan Portfolio and is incorporated herein by reference.
C. RISK ELEMENTS
     Information relating to III — Loan Portfolio — C. Risk Elements, is set forth in the Company’s 2010 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2010
Annual Report
to Shareholders
1. Nonaccrual, Past Due and Restructured Loans
(1) Aggregate amount in each category (5 years)	61
(2) Interest income
(i) That would have been recorded	27 & 61
(ii) That was included in income	27 & 61
(3) Policy for placing loans on non-accrual status	12
2. Potential Problem Loans	30
3. Foreign Outstandings	N/A
4. Loan concentrations over 10% not otherwise disclosed	76
D. Other Interest Bearing Assets
     Information relating to III — Loan Portfolio — D. Other Interest Bearing Assets is set forth in the Company’s 2010 Annual Report to Shareholders, Pages 61 and 62 Asset Quality, and is incorporated herein by reference.

PART I (CONTINUED)
IV. SUMMARY OF LOAN LOSS EXPERIENCE
     A. Analysis of the Allowance for Loan Loss
          Information relating to IV — Summary of Loan Loss Experience — A. Analysis of the Allowance for Loan Loss is set forth in the Company’s 2010 Annual Report to Shareholders, Pages 24-30 and 71-73, Allowance for Loan Losses and is incorporated herein by reference.
     B. Breakdown of the Allowance for Loan Losses
          Information relating to IV — Summary of Loan Loss Experience — B. Breakdown of the Allowance for Loan Losses is set forth in the Company’s 2010 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference.

Pages in 2010
Annual Report
to Shareholders
Breakdown of the Allowance for Loan Losses	73
Percentage of loans in each category	73
Loan Commitments and Lines of Credit	34-35 & 87-88
V. DEPOSITS (ALL DOMESTIC)
     A. Average Deposits and Average Rates Paid on Deposit Categories
          Information relating to V — Deposits — A. Average Deposits and Rates is set forth in the Company’s 2010 Annual Report to Shareholders, Pages 52 & 53, Five Year Summary Average Balance Sheet, Yields and Rates and is incorporated herein by reference.
     B. Not applicable
     C. Not applicable
     D. Summary of Time Deposits of $100,000 or More
          Information relating to V — Deposits — D. Summary of Time Deposits of $100,000 or More by Maturity Range, is set forth in the Company’s 2010 Annual Report to Shareholders, Pages 31 and 32, Note 6, Deposits and is incorporated herein by reference.
     E. Not applicable
VI. RETURN ON EQUITY AND ASSETS
          Information relating to VI — Return on Equity and Assets is set forth in the Company’s 2010 Annual Report to Shareholders, page 51, Selected Financial Data and is incorporated herein by reference.
VII. SHORT TERM BORROWINGS
          Not required

PART I (CONTINUED)
Item 1A. Risk Factors — Not required
Item 1B. Unresolved Staff Comments — N/A
Item 2. Properties
COMPANY AND BANK PROPERTY
     The information is set forth in the Company’s 2010 Annual Report to Shareholders; page 4, “Brief Description of the Business” — “CORTLAND BANCORP” and “THE CORTLAND SAVINGS AND BANKING COMPANY” and Page 96 “Cortland Banks Offices and Locations” is incorporated herein by reference.
Item 3. Legal Proceedings
     The information set forth in the Company’s 2010 Annual Report to Shareholders, page 50, Note 17; “Litigation” is incorporated herein by reference.
Item 4. (Removed and Reserved)

PART II
     Information relating to Items 5, 6, 7, 7A and 8 is set forth in the Company’s 2010 Annual Report to Shareholders under the pages indicated below and is incorporated herein by reference:

Pages in 2010
Annual Report
to Shareholders

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities
	a) Market Information	93
	b) Holders	93
	c) Dividends	50, 58 & 93
d) N/A
	e) Shareholder Return Performance Graph	Not Required

	Issuer Purchases of Equity Securities in The Fourth Quarter of 2010	None

Item 6.	Selected Financial Data	51

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54-91

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	83, 90-91

Item 8.	Financial Statements and Supplementary Data	4-53, 70

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	None

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. With the supervision and participation by management, including the Company’s principal executive officer and principal financial officer, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) has been evaluated as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Management’s Annual Report on Internal Control Over Financial Reporting. The Report on Management’s Assessment of Internal Control Over Financial Reporting is included on page 5 of the 2010 Annual Report to Shareholders and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2010 on the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information	None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information relating to this item will be set forth in the Company’s definitive proxy statement to be filed on or about April 4, 2011 in connection with the annual meeting of shareholders to be held May 17, 2011 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees,” “Continuing Directors,” “The Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Executive Officers of the Registrant
     The names, ages and positions of the executive officers as of March 29, 2011 are as follows:

Name	Age	Position Held
James M. Gasior	51	President, Chief Executive Officer and Director
Timothy Carney	45	Executive Vice President, Chief Operations Officer, Secretary and Director
David J. Lucido	53	Senior Vice President and Chief Financial Officer
Stanley P. Feret	50	Senior Vice President and Chief Lending Officer
     The directors listed above will hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified.
Principal Occupation and Business Experience of Executive Officers
     During the past five years the business experience of each of the executive officers has been as follows:
     Mr. Gasior succeeded Mr. Fantauzzi as President and Chief Executive Officer of the Company and the Bank beginning November 2, 2009. Mr. Gasior is a Certified Public Accountant, a member of the American Institute of CPA’s and the Ohio Society of CPA’s, and has been a member of the Board of Directors since November of 2005. Previously, Mr. Gasior served as Senior Vice President, Chief Financial Officer and Secretary of the Company, and as Senior Vice President, Chief Financial Officer and Secretary of the Bank. He had been in these positions since November, 2005. Mr. Gasior served as Senior Vice President of Lending and Administration of the Company and the Bank from April 1999 to October 2005.
     Mr. Carney was elected as Executive Vice President, Chief Operating Officer and Secretary of both the Company and the Bank on November 2, 2009. Mr. Carney was also appointed to the Board of Directors on November 2, 2009 to serve the unexpired term of Lawrence Fantauzzi. Mr. Carney was elected as Senior Vice President and Chief Operations Officer of the Company on April 22, 2008. He was Senior Vice President and Chief Operations of the Bank beginning in 2000.
     Mr. Lucido was appointed Senior Vice President and Chief Financial Officer of the Company and the Bank on January 18, 2010. Previously, Mr. Lucido served as Corporate Vice President and Treasurer of First Place Bank (2008-2010) and Vice President and Manager of Holding Company Accounting for National City Bank (1994-2007).
     Mr. Feret was appointed Senior Vice President and Chief Lending Officer of the Company and the Bank on March 10, 2010. Previously, Mr. Feret served as Senior Vice President of Huntington National Bank from June 2007 to March 2010 and Senior Vice President of Sky Bank from August 2004 to June 2007.

PART III (CONTINUED)
Item 11. Executive Compensation
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Directors Compensation in 2010.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the caption “Share Ownership by Directors and Executive Officers.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the captions of “Transactions with Related Persons” and “The Board of Directors and Committees of the Board.”
Item 14. Principal Accountant Fees and Services
     Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the captions “Ratification of Independent Auditors.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	1. Financial Statements
     Included in Part II of this report:
Item 8., Financial Statements and Accompanying Information, is set forth in the Company’s 2010 Annual Report to Shareholders and is incorporated by reference in Part II of this report.

Pages in 2010
Annual Report
To Shareholders
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	6
Consolidated Balance Sheets as of December 31, 2010 and 2009	7
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008	8
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	9
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	10
Notes to Consolidated Financial Statements	11 - 50
(a) 2. Financial Statement Schedules
     Included in Part IV of this report as Exhibit 23:
          Schedules:
               All schedules are omitted because they are not applicable.
(a) 3. Exhibits Required by Item 601 of Regulation S-K
The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears on page 20-22 hereof and is incorporated herein by reference.
Exhibit 11 — Statement regarding computation of earnings per share — is set forth in the Company’s 2010 Annual Report to Shareholders page 15, Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Per Share Amounts — and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

March 29, 2011	By	/s/ James M. Gasior
Date		President, Chief Executive
Officer and Director
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy K. Woofter	Director and Chairman of the Board	March 29, 2011 Date

/s/ James M. Gasior	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2011 Date

/s/ Jerry A. Carleton	Director	March 29, 2011 Date

/s/ Timothy Carney	Executive Vice President, Chief Operating Officer, Secretary and Director	March 29, 2011 Date

/s/ David C. Cole	Director	March 29, 2011 Date

/s/ George E. Gessner	Director	March 29, 2011 Date

/s/ James E. Hoffman III	Director	March 29, 2011 Date

/s/ Neil J. Kaback	Director	March 29, 2011 Date

/s/ Joseph E. Koch	Director	March 29, 2011 Date

/s/ K. Ray Mahan	Director	March 29, 2011 Date

/s/ Richard B. Thompson	Director	March 29, 2011 Date

/s/ David J. Lucido	Chief Financial Officer (Principal Financial Officer)	March 29, 2011 Date
(Principal Accounting Officer)

INDEX TO EXHIBITS
     The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:
	For the Bancorp	10-K(1)	3.2	03/16/06
	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06
	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07
	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

10.13	Reserved

10.14	Reserved

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors.	10-K(1)	10.15	03/16/06

10.16	Reserved

*10.17	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of June 1, 2010	8-K	10.17	06/02/10

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of June 1, 2010	8-K	10.19	06/02/10

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 3, 2008	8-K	10.24	12/12/08

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 3, 2008	8-K	10.26	12/12/08

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

10.30	Reserved

*10.31	Severance Agreement entered into by Cortland Bancorp with each of Messrs. Timothy Carney, James M. Gasior and David J. Lucido	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret	8-K	10.34	06/02/10

11	Statement of re-computation of per share earnings	See Note 1 of Financial Statements

13	Annual Report to security holders				✓

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel — Consent of independent registered public Accounting firms				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief				✓
	Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002

(1)	Film number 06691632

*	Management contract or compensatory plan or arrangement
Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Timothy Carney, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.