Form 10-Q
period 2011-03-31
CORTLAND BANCORP INC
filed 2011-05-16
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
330- 637-8040
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,525,538 Shares at May 9, 2011

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited) MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS
Cash and due from banks	$7,669	$6,894
Interest-bearing deposits	14,918	8,910

Total cash and cash equivalents	22,587	15,804

Investment securities available for sale (Note 3)	179,916	168,158
Investment securities held-to-maturity (estimated fair value of $20,941 at December 31, 2010 ) (Note 3)		20,300
Total loans (Note 4)	257,731	265,441
Less allowance for loan losses (Note 5)	(2,641)	(2,501)

Net loans	255,090	262,940

Premises and equipment	6,666	6,720
Bank-owned life insurance	12,588	12,491
Other assets	12,721	13,860

Total assets	$489,568	$500,273

LIABILITIES
Noninterest-bearing deposits	$61,799	$61,362
Interest-bearing deposits	322,407	330,147

Total deposits	384,206	391,509

Federal Home Loan Bank advances	46,000	53,000
Other short-term borrowings	6,565	4,901
Subordinated debt	5,155	5,155
Other liabilities	3,760	3,856

Total liabilities	445,686	458,421

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,728,267 in 2011 and 2010; outstanding shares 4,525,539 in 2011 and 4,525,541 in 2010	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	4,282	3,413
Accumulated other comprehensive loss	(1,297)	(2,458)
Treasury stock at cost, 202,728 at March 31, 2011 and 202,726 December 31, 2010	(3,594)	(3,594)

Total shareholders’ equity	43,882	41,852

Total liabilities and shareholders’ equity	$489,568	$500,273

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE
	MONTHS ENDED
	MARCH 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$3,763	$3,679
Interest and dividends on investment securities:
Taxable interest	1,113	1,486
Nontaxable interest	395	321
Dividends	32	40
Other interest income	17	23

Total interest income	5,320	5,549

INTEREST EXPENSE
Deposits	864	1,116
Other short-term borrowings	2
Federal Home Loan Bank advances	364	622
Subordinated debt	23	22

Total interest expense	1,253	1,760

Net interest income	4,067	3,789
PROVISION FOR LOAN LOSSES	174	175

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,893	3,614

OTHER INCOME
Fees for customer services	513	545
Investment securities gains — net	83
Impairment losses on investment securities:
Total other-than -temporary impairment losses	(141)	(275)
Portion of (gains) losses recognized in other comprehensive income (before tax)	(61)	(269)

Net impairment losses recognized in earnings	(202)	(544)
Gain on sale of loans — net	16	4
Other real estate losses — net	(28)	(4)
Earnings on bank owned life insurance	124	136
Other non-interest income	27	27

Total other income	533	164

OTHER EXPENSES
Salaries and employee benefits	1,795	1,261
Net occupancy and equipment expense	455	472
State and local taxes	116	108
FDIC insurance expense	211	225
Bank exam and audit fees	102	109
Office supplies	86	86
Other operating expenses	590	478

Total other expenses	3,355	2,739

INCOME BEFORE FEDERAL INCOME TAXES	1,071	1,039

Federal income tax expense	202	145

NET INCOME	$869	$894

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.19	$0.20

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.19	$0.20

CASH DIVIDENDS DECLARED PER SHARE	$—	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

THREE MONTHS ENDED MARCH 31, 2010

BALANCE AT JANUARY 1, 2010	$23,641	$20,850	$142	$(4,131)	$(3,594)	$36,908

Comprehensive income:
Net income			894			894
Other comprehensive income, net of tax :
Unrealized gains on available- for-sale securities, net of reclassification adjustment, net of tax of $387				753		753
Other comprehensive gain related to securities for which other than temporary impairment has been recognized in earnings, net of tax of $92				177		177

Total comprehensive income						1,824

BALANCE AT MARCH 31, 2010	$23,641	$20,850	$1,036	$(3,201)	$(3,594)	$38,732

THREE MONTHS ENDED MARCH 31, 2011

BALANCE AT JANUARY 1, 2011	$23,641	$20,850	$3,413	$(2,458)	$(3,594)	$41,852

Comprehensive income:
Net income			869			869
Other comprehensive income, net of tax :
Unrealized gains on available- for-sale securities, net of reclassification adjustment, net of tax of $577				1,121		1,121
Other comprehensive gain related to securities for which other than temporary impairment has been recognized in earnings, net of tax of $21				40		40

Total comprehensive income						2,030

BALANCE AT MARCH 31, 2011	$23,641	$20,850	$4,282	$(1,297)	$(3,594)	$43,882

COMPONENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

Net unrealized holding gains on available-for-sale securities arising during the period, net of taxes of $558 and $294, respectively	$1,083	$571
Reclassification adjustment for net gains realized in net income, net of taxes of $28	(55)	—
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of taxes of $69 and $185 , respectively	133	359

Net unrealized gains on available-for-sale securities, net of tax	1,161	930

Net income	869	894

Total comprehensive income	$2,030	$1,824

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
NET CASH FLOWS FROM OPERATING ACTIVITIES	$1,931	$472

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,612)	(17,787)
Proceeds from sales of securities	3,227
Proceeds from call, maturity and principal payments on securities	8,142	7,521
Net decrease in loans made to customers	7,560	11,249
Proceeds from disposition of other real estate	260	11
Purchases of premises and equipment	(86)	(6)

Net cash flows from investing activities	17,491	988

CASH DEFICIT FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(7,303)	(12,208)
Proceeds from Federal Home Loan Bank advances	10,000
Repayments of Federal Home Loan Bank advances	(17,000)	(5,000)
Net increase in short term borrowings	1,664	253

Net cash deficit from financing activities	(12,639)	(16,955)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,783	(15,495)

CASH AND CASH EQUIVALENTS
Beginning of period	15,804	44,823

End of period	$22,587	$29,328

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,303	$1,825
Income taxes	$—	$400
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S.GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2010, included in our Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2.) Reclassifications:
Certain items contained in the 2010 financial statements have been reclassified to conform to the presentation for 2011. Such reclassifications had no effect on the net results of operations.
3.) Investment Securities:
Investments in debt and equity securities are classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available-for-sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so. The Company currently has no securities classified as trading.
As of March 31, 2011, in order to maintain maximum flexibility in managing the investment portfolio and to improve liquidity options, management opted to reclassify all investments in the held-to-maturity classification into the available-for-sale portfolio. The reclassification resulted in the recording of an unrealized gain of $522, an increase of $344 net of tax to other comprehensive income. Prior to the reclassification, held-to-maturity securities were stated at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization or accretion included in interest income. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders’ equity, net of tax effects. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount premiums. Discounts on securities are amortized on the level-yield method without anticipating payments, except for both U.S. Government and private-label mortgage-backed and related securities where prepayments are anticipated.
Securities are evaluated periodically to determine whether a decline in value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, along with the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that either the decline or the amount of the present value cash flow expected to be collected is less than the security’s amortized cost basis is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Unrealized losses on investments have not been recognized into income. However, once a decline in value is determined to be other-than-temporary, the credit related other-than-temporary impairment (OTTI) is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive loss.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of investment securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
Investment securities available-for-sale
U.S. Treasury securities	$123	$13	$—	$136
U.S. Government agencies and corporations	30,821	497	1	31,317
Obligations of states and political subdivisions	37,036	339	835	36,540
U.S. Government-sponsored mortgage-backed and related securities	91,887	3,040	90	94,837
Private-label mortgage-backed and related securities	744	6	188	562
Trust preferred securities	17,935	118	4,865	13,188
Corporate securities	287	—	—	287

Total debt securities	178,833	4,013	5,979	176,867
Regulatory stock	3,049	—	—	3,049

Total available-for-sale	$181,882	$4,013	$5,979	$179,916

December 31, 2010
Investment securities available-for-sale
U.S. Government agencies and corporations	$28,913	$541	$—	$29,454
Obligations of states and political subdivisions	27,332	42	1,485	25,889
U.S. Government-sponsored mortgage-backed and related securities	93,956	2,752	222	96,486
Private-label mortgage-backed and related securities	208	6	—	214
Trust preferred securities	18,137	101	5,459	12,779
Corporate securities	287	—	—	287

Total debt securities	168,833	3,442	7,166	165,109
Regulatory stock	3,049	—	—	3,049

Total available-for-sale	$171,882	$3,442	$7,166	$168,158

Investment securities held-to-maturity
U.S. Treasury securities	$124	$15	$—	$139
U.S. Government agencies and corporations	1,993	107	—	2,100
Obligations of states and political subdivisions	12,607	385	10	12.982
U.S. Government-sponsored mortgage-backed and related securities	5,010	338	1	5,347
Private-label mortgage-backed and related securities	566	—	193	373

Total held-to-maturity	$20,300	$845	$204	$20,941

At March 31, 2011 and December 31, 2010, regulatory stock consisted of $2,823 in Federal Home Loan Bank (FHLB) stock and $226 in Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.
While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Cincinnati has reported profits for 2010, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at March 31, 2011 or December 31, 2010.
The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)

	March 31, 2011
	Amortized	Estimated
	Cost	Fair Value
Investment securities available-for-sale
Due in one year or less	$1,959	$1,973
Due after one year through five years	5,069	5,150
Due after five years through ten years	31,257	31,720
Due after ten years	47,917	42,625

Subtotal	86,202	81,468
U.S. Government-sponsored mortgage-backed and related securities	91,887	94,837
Private-label mortgage-backed and related securities	744	562

Total	$178,833	$176,867

The table below sets forth the proceeds and gains or losses realized on securities sold or called for the three months ended:

	March 31,
	2011	2010
Proceeds on securities sold	$3,227	$—
Gross realized gains	81	—
Gross realized losses	—	—

Proceeds on securities called	$330	$—
Gross realized gains	2	—
Gross realized losses	—	—
Available-for-sale securities, carried at fair value, totaled $179,916 at March 31, 2011 and $168,158 at December 31, 2010. These securities represent 100.00% and 89.23% of all investment securities at March 31, 2011 and December 31, 2010, respectively. In management’s opinion, these levels provide an adequate level of liquidity.
Investment securities with a carrying value of approximately $108,544 at March 31, 2011 and $108,473 at December 31, 2010 were pledged to secure deposits and for other purposes.
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at March 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies and corporations	$2,523	$1	$—	$—	$2,523	$1
U.S. Government-sponsored mortgage-backed and related securities	19,336	89	7	1	19,343	90
Private-label mortgage-backed and related securities	—	—	368	188	368	188
Obligations of states and political subdivisions	18,142	691	5,250	144	23,392	835
Trust preferred securities	—	—	8,973	4,865	8,973	4,865

Total	$40,001	$781	$14,598	$5,198	$54,599	$5,979

The above table comprises 77 investment securities where the fair value is less than the related amortized cost.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored mortgage-backed and related securities	$26,538	$222	$33	$1	$26,571	$223
Private-label mortgage-backed and related securities	—	—	373	193	373	193
Obligations of states and political subdivisions	20,075	1,351	4,290	144	24,365	1,495
Trust preferred securities	—	—	11,997	5,459	11,997	5,459

Total	$46,613	$1,573	$16,693	$5,797	$63,306	$7,370

The above table comprises 89 investment securities where the fair value is less than the related amortized cost.
The unrealized loss on trust preferred securities represents pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at March 31, 2011 was $4,865 compared to a $5,459 loss at December 31, 2010.
The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed and related securities and private-label mortgage-backed and related securities were caused by changes in market rates and related spreads and are reflective of current distressed conditions in the credit markets and the on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.
Among the Company’s numerous mortgage-backed securities is one privately-issued variable rate collateralized mortgage obligation (CMO). The security was valued on March 31, 2011 at $0.66 on a dollar and is scheduled to reprice in February of 2012. The Company had the security tested by a third party for subprime mortgage containment and none was found. As government intervention takes hold and the market in general somewhat settles, the CMO market has begun a slow recovery. At March 31, 2009, this security priced at $0.39 on a dollar and at December 31, 2010 at $0.66 on a dollar. The sizable increase in the value since March 2009 provides evidence that the impairment is temporary. General market liquidity has been improving, even with the government phasing out of its many assertive programs. The security carries a credit rating of “A” indicating little probability of default. Also, as a variable rate security, interest resets have been bringing the rate down, thus reducing the value. As interest rates rise in the next nine to twelve months (as some economists predict), and the rate resets higher, the price of the security should also recover relative to book value. The security’s underlying delinquency rate is 7.25%. A current analysis of this security indicates at the current delinquency and default rates, no loss is projected on this security through its maturity. The Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery. As a result of all the facts presented, the Company does not consider this investment to be other-than-temporarily impaired.
During September 2008, the U.S. government placed mortgage finance companies Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), under conservatorship, giving management control to their regulator, the Federal Housing Finance Agency (FHFA) and providing both companies with access to credit from the U.S. Treasury. Debt obligations now provide an explicit guarantee of the full faith and credit of the United States government to existing and future debt holders of Fannie Mae and Freddie Mac limited to the period under which they are under conservatorship. The Company’s investment in FNMA and FHLMC is $7,574 and $1,993, respectively.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
In response to the takeover, the Federal Deposit Insurance Corporation (FDIC) tentatively approved a rule, proposed by all four federal bank regulators, that eases capital requirements for federally insured depository institutions that hold FNMA and FHLMC corporate debt, subordinated debt, mortgage guarantees and derivatives.
Securities Deemed to be Other-Than-Temporarily Impaired
The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter of 2011 in accordance with FASB ASC topic 320, Investments — Debt and Equity Securities.
For debt securities, ASC topic 320 requires an entity to assess whether (a) it has the intent to sell the debt security or (b) it is more-likely-than-not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.
In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), ASC topic 320 defines the presentation and amount of the OTTI recognized in the income statement.
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
The Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at March 31, 2011 and 2010. The Company recorded impairment credit losses in earnings on available-for-sale securities of $202 and $544 for the quarters ended March 31, 2011 and 2010, respectively. The $61 and $269 non-credit portion of impairment recognized during the quarters ended March 31, 2011 and 2010, respectively, was recorded in other comprehensive loss.

	March 31,
	2011	2010
Trust preferred securities	$202	$544

Total	$202	$544

For the quarter ended March 31, 2011, the Company recognized OTTI of $202 attributable to 5 trust preferred securities with a cost basis of $8,540. For the quarter ended March 31, 2010, the Company recognized OTTI of $544 attributable to 12 trust preferred securities with a cost basis of $14,675. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted.
At March 31, 2011, there was $3,861 of investment securities considered to be in non-accrual status. This included the remaining book value of the Company’s investment in General Motors corporate securities of $287 and $3,574 of the Company’s holding in trust preferred securities. As of March 31, 2011, the quarterly interest payments for 21 of its 32 investments in trust preferred securities have been placed in “payment in kind” status, which results in a temporary delay in the payment of interest. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.
4.) Loans:
The Company, through its subsidiary bank, grants residential, consumer and commercial loans to customers located primarily in Northeast Ohio and Western Pennsylvania.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following represents the composition of the loan portfolio for the period ending:

	March 31, 2011		December 31, 2010
	Balance	%	Balance	%
Commercial real estate	$151,221	58.6	$146,389	55.1
Commercial	31,355	12.2	42,349	16.0
Residential real estate	51,260	19.9	52,262	19.7
Residential real estate held for sale	146	0.1	262	0.1
Consumer	6,717	2.6	7,216	2.7
Home equity	17,032	6.6	16,963	6.4

Total loans	$257,731		$265,441

Residental real estate held for sale is carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
5.) Allowance for Loan Loss:
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented loans in the portfolio by product type. Loans are segmented into the following pools: commercial loans, commercial real estate loans, residential real estate loans, and consumer loans. The Company also sub-segments the consumer loan portfolio into the following two classes: home equity loans and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over multiple periods for all portfolio segments. Management evaluates these results and utilizes the most reflective period in the calculation. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor. These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Increasing
Trends in volume and terms	Increasing
Changes in lending policies and procedures	Increasing
Experience, depth and ability of management	Increasing
Economic trends	Increasing
Concentrations of credit	Stable
The following factors are analyzed and applied to loans internally graded with higher risk credit in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Decreasing
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an analysis of changes in the allowance for loan losses for the periods ended:

	March 31,	March 31,
	2011	2010
Balance at beginning of year	$2,501	$2,437
Loan charge-offs	(57)	(195)
Recoveries	23	30

Net loan charge-offs	(34)	(165)
Provision charged to operations	174	175

Balance at end of year	$2,641	$2,447

The total allowance of $2,641 reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date. The following tables presents a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended March 31, 2011 and December 31, 2010.

		Commercial
March 31, 2011	Commercial	Real Estate	Consumer	Residential	Total
Allowance for credit losses:
Beginning balance	$249	$1,611	$223	$418	$2,501
Charge-offs	—	—	(32)	(25)	(57)
Recoveries	—	—	20	3	23
Provision and Reallocation	110	61	15	(12)	174

Ending Balance	$359	$1,672	$226	$384	$2,641

Individually evaluated for impairment	$96	$23	$—	$—	$119
Collectively evaluated for impairment	263	1,649	226	384	2,522
Loan Portfolio:
Ending Balance	$31,355	$151,221	$23,749	$51,406	$257,731

Individually evaluated for impairment	$102	$1,564	$—	$—	$1,666
Collectively evaluated for impairment	31,253	149,657	23,749	51,406	256,065

		Commercial
December 31, 2010	Commercial	Real Estate	Consumer	Residential	Total
Allowance for credit losses:
Beginning balance	$209	$1,666	$247	$315	$2,437
Charge-offs	(1)	(204)	(182)	(229)	(616)
Recoveries	—	58	99	18	175
Provision and Reallocation	41	91	59	314	505

Ending Balance	$249	$1,611	$223	$418	$2,501

Individually evaluated for impairment	$103	$94	$—	$—	$197
Collectively evaluated for impairment	146	1,517	223	418	2,304
Loan Portfolio:
Ending Balance	$42,349	$146,389	$24,179	$52,524	$265,441

Individually evaluated for impairment	$155	$1,738	$—	$—	$1,893
Collectively evaluated for impairment	42,194	144,651	24,179	52,524	263,548

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following tables represent credit exposures by internally assigned grades for March 31, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.
The Company’s internally assigned grades are as follows:
•
Pass — loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Within this category, there are grades of exceptional, quality, acceptable and pass monitor.

•	Special Mention — loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.
•
Substandard — loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•
Doubtful — loans classified as doubtful have all the weaknesses inherent in a substandard asset but with the severity which make collection in full highly questionable and improbable, based on existing circumstances.

•
Loss — loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted. This rating does not mean that the assets have no recovery or salvage value but rather that the assets should be charged off now, even though partial or full recovery may be possible in the future.

The following is a summary of credit quality indicators by internally assigned grade as of March 31, 2011 and December 31, 2010:

		Commercial
March 31, 2011	Commercial	Real Estate	Total
Pass	$29,599	$129,264	$158,863
Special Mention	1,238	14,433	15,671
Substandard	518	7,524	8,042
Doubtful/Loss	—	—	—

Ending Balance	$31,355	$151,221	$182,576

		Commercial
December 31, 2010	Commercial	Real Estate	Total
Pass	$41,159	$125,904	$167,063
Special Mention	873	12,257	13,130
Substandard	317	8,228	8,545
Doubtful/Loss	—	—	—

Ending Balance	$42,349	$146,389	$188,738

The Bank evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Bank becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard. If the above conditions exist, the loan is considered nonperforming. If not, the pooled loan is not graded.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Loans are considered to be nonperforming when they become 90 days past due, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans that were previously 90 days past due and are now current are also considered nonperforming until they show a six month history of being current. Loans in foreclosure are considered nonperforming.
Nonperforming loans also include certain loans that have been modified in trouble debt restructurings where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.
There were $1,345 in restructured loans at March 31, 2011 and $1,334 at December 31, 2010. The total interest recognized on these loans was $20 and $90 at March 31, 2011 and December 31, 2010, respectively. Had the loans at March 31, 2011 not been restructured, interest would have increased pretax income by $7 compared to $12 at December 31, 2010.
The following is a summary of consumer credit exposure as of March 31, 2011 and December 31, 2010.

	Consumer
	Home	Other
	Equity	Consumer	Residential

March 31, 2011
Performing	$16,727	$5,635	$50,171
Nonperforming	305	1,082	1,235

Total	$17,032	$6,717	$51,406

December 31, 2010
Performing	$16,762	$6,130	$51,395
Nonperforming	201	1,086	1,129

Total	$16,963	$7,216	$52,524

The following is an aging analysis of the recorded investment of past due loans as of March 31, 2011 and December 31, 2010.

							Recorded
	31-59	60-89					Investment
	Days	Days	90 Days	Total			> 90 Days
	Past	Past	Or	Past		Total	and
March 31, 2011	Due	Due	Greater	Due	Current	Loans	Accruing
Commercial real estate	$945	$183	$102	$1,230	$149,991	$151,221	$—
Commercial	13	—	85	98	31,257	31,355	—
Residential	228	56	869	1,153	50,253	51,406	—
Consumer
Consumer — home equity	—	—	51	51	16,981	17,032	—
Consumer — other	59	23	1,033	1,115	5,602	6,717	—

Total	$1,245	$262	$2,140	$3,647	$254,084	$257,731	$—

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)

							Recorded
	31-59	60-89					Investment
	Days	Days	90 Days	Total			> 90 Days
	Past	Past	Or	Past		Total	and
December 31, 2010	Due	Due	Greater	Due	Current	Loans	Accruing
Commercial real estate	$418	$55	$102	$575	$145,814	$146,389	$—
Commercial	—	—	132	132	42,217	42,349	—
Residential	41	282	902	1,225	51,299	52,524	—
Consumer
Consumer — home equity	169	—	47	216	16,747	16,963	—
Consumer — other	69	4	1,047	1,120	6,096	7,216	—

Total	$697	$341	$2,230	$3,268	$262,173	$265,441	$—

An impaired loan is a loan on which, based on current information and events, it is probable that a creditor will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. However, an insignificant delay or insignificant shortfall in amount of payments on a loan does not mean that the loan is impaired.
When a loan is determined to be impaired, impairment should be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. However, as a practical expedient, the bank will measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.
The following are the criteria for selecting individual loans / relationships for impairment analysis. Non-homogenous loans which meet the criteria below are evaluated quarterly.
•	All borrowers whose loans are classified doubtful by examiners and internal loan review.
•	All loans on non-accrual status
•	Any loan in foreclosure
•	Any loan with a specific reserve
•	Any loan determined to be collateral dependent for repayment
•	Loans classified as troubled debt restructuring
Any loan evaluated for impairment is excluded from the general pool of loans in the ALLL calculation regardless if a specific reserve was determined. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2011 and December 31, 2010. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2011
With no related allowance recorded:
Commercial real estate	$395	$395	$—	$1,251	$2
Commercial	—	—	—	—	—
With an allowance recorded:
Commercial real estate	$1,169	$1,169	$23	$1,295	$18
Commercial	102	102	96	107	1
Total:
Commercial real estate	$1,564	$1,564	$23	$2,546	$20
Commercial	102	102	96	107	1
December 31, 2010
With no related allowance recorded:
Commercial real estate	$501	$501	$—	$233	$2
Commercial	45	45	—	18	—
With an allowance recorded:
Commercial real estate	$1,237	$1,237	$94	$364	$2
Commercial	110	110	103	128	3
Total:
Commercial real estate	$1,738	$1,738	$94	$597	$4
Commercial	155	155	103	146	3
The following is a summary of classes of loans on non-accrual status as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Commercial real estate	$304	$307
Commercial	85	132
Residential	1,012	1,040
Consumer
Consumer — home equity	51	47
Consumer — other	1,070	1,085

Total	$2,522	$2,611

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
As of March 31, 2011 and December 31, 2010, there were $6,600 and $6,845, respectively, in loans that were neither classified as non-accrual nor considered impaired, but which can be considered potential problem loans.
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

	March 31,
	2011	2010
Net income	$869	$894
Weighted average common shares outstanding	4,525,542	4,525,550
Basic earnings per share	$0.19	$0.20
Diluted earnings per share	$0.19	$0.20
7.) Subordinated Debt:
In July 2007 a trust formed by the Company issued $5,000 of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2011 and December 31, 2010 were 1.76% and 1.75%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.
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
8.) Commitments:
The Company currently does not enter into derivative financial instruments including futures, forwards, interest rate risk swaps, option contracts, or other financial instruments with similar characteristics. The Company also does not participate in any partnerships or other special purpose entities that might give rise to off-balance sheet liabilities.
The Company, through its subsidiary bank, is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of such contractual commitments:

	March 31,	December 31,
	2011	2010
Commitments to extend credit
Fixed rate	$5,949	$7,395
Variable rate	40,552	36,717
Standby letters of credit	241	444
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Generally these financial arrangements have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts at March 31, 2011 totaled $10,269 and $10,333 at December 31, 2010. The total average daily balance of overdrafts used at March 31, 2011 was $118 and $126 at December 31, 2010, or less than 2% of the total aggregate overdraft protection available to depositors. The balance at March 31, 2011 of all deposit overdrafts included in total loans was $106 and $147 at December 31, 2010.
9.) Fair Value
Measurements:
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements at 3/31/11 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
Description	3/31/11	Assets (Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$136	$—	$136	$—
U.S. Government agencies and corporations	31,317	—	31,317	—
Obligations of states and political subdivisions	36,540	—	36,540	—
U.S. Government-sponsored mortgage-backed and related securities	94,837	—	94,837	—
Private-label mortgage-backed and related securities	562	—	562	—
Trust preferred securities	13,188	—	—	13,188
Corporate securities	287	—	287	—

Total	$176,867	$—	$163,679	$13,188

	Fair Value Measurements at 12/31/10 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
Description	12/31/10	Assets (Level 1)	(Level 2)	(Level 3)
U.S. Government agencies and corporations	$29,454	$—	$29,454	$—
Obligations of states and political subdivisions	25,889	—	25,889	—
U.S. Government-sponsored mortgage-backed and related securities	96,486	—	96,486	—
Private-label mortgage-backed and related securities	214	—	214	—
Trust preferred securities	12,779	—	—	12,779
Corporate securities	287	—	287	—

Total	$165,109	$—	$152,330	$12,779

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2011. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

							Losses
							included in net
		Net realized/unrealized					income for the
		gains/(losses) included in		Transfers	Purchases,		period relating
			Other	in and/or	issuances		to assets held
	January 1,	Noninterest	comprehensive	out of	and	March 31,	at March 31,
Net Unrealized	2011	income	income	Level 3	settlements	2011	2011
Trust preferred securities	$12,779	$(202)	$611	$—	$—	$13,188	$(202)
The Company conducts OTTI analyses on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statements of income. In determining whether an impairment is other than temporary, the Company considers a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and a determination that the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. Among the factors that are considered in determining the Company’s intent and ability is a review of its capital adequacy, interest rate risk position and liquidity.
The Company also considers the issuer’s financial condition, capital strength and near-term prospects. In addition, for debt securities the Company considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), current ability to make future payments in a timely manner and the issuer’s ability to service debt, the assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and the Company’s intent and ability to retain the security. All of the foregoing require considerable judgment.
Trust Preferred Securities:
Trust preferred securities are accounted for under FASB ASC Topic 325 Investments Other. The Company evaluates current available information in estimating the future cash flows of securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information.
The Company owns 32 trust preferred securities totaling $34,926 (par value) that are backed by trust preferred securities issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and through 2010, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and 2010, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple trust preferred securities, including securities held by the Company. All 32 of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2010 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of these securities and determined that for 12 of these securities, it does not consider the investment in these assets to be other-than-temporarily impaired at March 31, 2011. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows. Although the Company does not consider the investment in these assets to be other-than-temporarily impaired at March 31, 2011, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. Upon completion of the March 31, 2011 analysis, the model indicated OTTI on the remaining 20 securities, 5 of which experienced additional defaults or deferrals during the period. These 20 securities had life-to-date impairment losses of $18.7 million, of which $16.6 million was recorded as expense and $2.1 million was recorded in other comprehensive loss. These 20 securities remained classified as available-for-sale at March 31, 2011, and together, the 32 securities subjected to FASB ASC Topic 320 accounted for the entire $4.7 million of unrealized losses in the trust preferred securities category at March 31, 2011.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table details the 20 debt securities with other-than-temporary impairment, their credit ratings at March 31, 2011 and the related losses recognized in earnings:

				Amount of
		Amount of OTTI		OTTI related
	Moody’s/	related to credit	Addition	to credit loss at
	Fitch	loss at January 1,	March 31,	March 31,
	Rating	2011	2011	2011

Alesco Preferred Funding VIII Class E Notes 1	C/C	$1,500	$—	$1,500
MM Community Funding II Class B	Ba1/CC	11	—	11
PreTSL I Mezzanine	Ca/C	430	—	430
PreTSL II Mezzanine	Ca/C	1,274	141	1,415
PreTSL V Mezzanine	Ba3/D	97	—	97
PreTSL VIII B-3	C/C	1,635	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	274
PreTSL XV Class B-2	C/C	267	10	277
PreTSL XV Class B-3	C/C	269	10	279
PreTSL XVI D	NR/C	518	—	518
PreTSL XVI D	NR/C	991	—	991
PreTSL XVII Class C	Ca/C	978	—	978
PreTSL XVII Class D	NR/C	930	—	930
PreTSL XVIII Class D	NR/C	513	—	513
PreTSL XXIII Class C-FP	C/C	211	—	211
PreTSL XXV Class D	NR/C	1,001	—	1,001
PreTSL XXVI Class D	NR/C	465	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	598
Tropic CDO V Class B-1L	C/C	4,427	1	4,428
Trapeza IX B-1	Ca/CC	10	40	50

Total		$16,399	$202	$16,601

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table provides additional information related to the Company’s trust preferred securities as of March 31, 2011 used to evaluate other-than-temporary impairments.

								Excess
								Subordination
						Number of	Deferrals and	as a % of
				Unrealized	Moody’s	Issuers	Defaults as % of	Current
		Book	Fair	Gain	Fitch	Currently	Current	Performing
Deal	Class	Value	Value	(Loss)	Rating	Performing	Collateral	Collateral
PreTSL I	Mezzanine	$516	$613	$97	Ca/C	16	42.76%	—%
PreTSL II	Mezzanine	692	513	(179)	Ca/C	23	39.89	—
PreTSL IV	Mezzanine	182	167	(15)	Ca/CCC	4	27.07	19.35
PreTSL V	Mezzanine	22	14	(8)	Ba3/D	—	100.00	—
PreTSL VIII	B-3	365	165	(200)	C/C	22	44.82	—
PreTSL IX	B-2	722	436	(286)	Ca/C	33	31.02	—
PreTSL XV	B-2	224	51	(173)	C/C	51	35.38	—
PreTSL XV	B-3	224	51	(173)	C/C	51	35.38	—
PreTSL XVI	D	—	—	—	NR/C	34	46.94	—
PreTSL XVI	D	—	—	—	NR/C	34	49.64	—
PreTSL XVII	C	—	—	—	Ca/C	36	36.31	—
PreTSL XVII	D	—	—	—	NR/C	36	36.31	—
PreTSL XVIII	D	—	—	—	NR/C	53	24.88	—
PreTSL XXIII	C-2	1,011	215	(796)	C/C	92	27.70	—
PreTSL XXIII	C-FP	1,547	861	(686)	C/C	92	27.70	—
PreTSL XXV	D	—	—	—	NR/C	48	37.22	—
PreTSL XXVI	D	—	—	—	NR/C	50	29.56	—
I-PreTSL I	B-1	985	871	(114)	NR/CCC	16	9.04	9.55
I-PreTSL I	B-2	1,000	871	(129)	NR/CCC	16	9.04	9.55
I-PreTSL I	B-3	1,000	871	(129)	NR/CCC	16	9.04	9.55
I-PreTSL II	B-3	2,990	3,000	10	NR/B	29	—	14.33
I-PreTSL III	B-2	1,000	853	(147)	B2/CCC	24	5.81	11.32
I-PreTSL III	C	1,000	650	(350)	NR/CCC	24	5.81	3.75
I-PreTSL IV	B-1	1,000	647	(353)	Ba2/CCC	29	11.60	3.36
I-PreTSL IV	B-2	1,000	647	(353)	Ba2/CCC	29	11.60	3.36
I-PreTSL IV	C	500	226	(274)	Caa1/CC	29	11.60	—
Alesco VIII	E	—	—	—	C/C	56	35.62	—
MM Community Funding III	B	426	437	11	Ba1/CC	7	32.17	0.77
MM Community Funding II	B	165	165	—	Baa2/BB	5	29.31	17.32
Tropic V	B-1L	—	—	—	C/C	53	39.68	—
Trapeza II	C-1	414	391	(23)	Ca/C	23	37.04	—
Trapeza IX	B-1	950	473	(477)	Ca/CC	41	10.96	21.82

Total		$17,935	$13,188	$(4,747)

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The market for these securities at March 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.
Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2011;
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008; and

•
The trust preferred securities will be classified within Level 3 of the fair value hierarchy because the Company determined that significant judgments are required to determine fair value at the measurement date.

The Company enlisted the aid of an independent third party to perform the trust preferred security valuations. The approach to determining fair value involved the following process:
1.	Estimate the credit quality of the collateral using average probability of default values for each issuer (adjusted for rating levels).
2.	Consider the potential for correlation among issuers within the same industry for default probabilities (e.g. banks with other banks).
3.	Forecast the cash flows for the underlying collateral and apply to each trust preferred security tranche to determine the resulting distribution among the securities, including prepayment and cures.
4.	Discount the expected cash flows to calculate the present value of the security.
The effective discount rates on an overall basis generally range from 18.13% to 42.74% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.
The Company also monitored default and deferral activity since March 31, 2011 for valuation consideration. There were no material unexpected results to consider.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2011 and December 31, 2010, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	March 31, 2011
	Level	Level	Level
	1	2	3	Total
Assets Measured on a nonrecurring basis:
Impaired loans	$—	$—	$1,547	$1,547
Other real estate owned	—	—	560	560

	December 31, 2010
	Level	Level	Level
	1	2	3	Total
Assets Measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,903	$3,903
Other real estate owned	—	—	848	848
Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At March 31, 2011, the recorded investment in impaired loans was $1,666 with a related reserve of $119 resulting in a net balance of $1,547. At December 31, 2010, the recorded investment in impaired loans was $4,100 with a related reserve of $197 resulting in a net balance of $3,903.
Other Real Estate Owned (OREO): Real Estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs, relating to holding and maintaining the property, are charged to expense. At March 31, 2011, the recorded investment in OREO was $583 with a valuation allowance of $23 resulting in a net balance of $560. At December 31 2010, the recorded investment in OREO was $883 with a valuation allowance of $35 resulting in a net balance of $848.
Financial Instruments:
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Loans, net of allowance for loan loss — Market quotations are generally not available for loan portfolios. The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Loans held for sale are carried, in aggregate, at the lower of cost or fair value.
Accrued interest receivable — The carrying amount is a reasonable estimate of these assets’ fair value.
Demand, savings and money market deposits — Demand, savings, and money market deposit accounts are valued at the amount payable on demand.
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
Other short-term borrowings — Other short-term borrowings generally have an original term to maturity of one year or less. Consequently, their carrying value is a reasonable estimate of fair value.
Subordinated debt — The floating issuances curves to maturity are averaged to obtain an index. The spread between BBB-rated bank debt and 25-year swap rates is determined to calculate the spread on outstanding trust preferred securities. The discount margin is then added to the index to arrive at a discount rate, which determines the present value of projected cash flows.
Accrued interest payable — The carrying amount is a reasonable estimate of these liabilities fair value.
The fair value of unrecorded commitments at March 31, 2011 and December 31, 2010 is not material.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
ASSETS:
Cash and cash equivalents	$22,587	$22,587	$15,804	$15,804
Investment securities available-for-sale	179,916	179,916	168,158	168,158
Investment securities held-to-maturity	—	—	20,300	20,941
Loans, net of allowance for loan losses	255,090	254,944	262,940	268,557
Accrued interest receivable	2,212	2,212	2,124	2,124
LIABILITIES
Demand, savings and money market deposits	$223,313	$223,313	$234,876	$234,876
Time deposits	160,893	160,893	156,633	160,750
FHLB advances	46,000	48,794	53,000	56,216
Other short-term borrowings	6,565	6,565	4,901	4,901
Subordinated debt	5,155	4,065	5,155	3,962
Accrued interest payable	485	485	535	535

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
The MOU also required, within specified timeframes, submission of the following plans to the Federal Reserve for its approval: (i) Cortland Banks — a plan to strengthen and improve management of the overall risk exposure of the investment portfolio; (ii) the Company and Cortland Banks — a plan to maintain an adequate capital position, (iii) the Company and Cortland Banks — a plan to strengthen board oversight of the management and operations of the Bank and (iv) Cortland Banks — a plan for 2010 to improve the Bank’s earnings and overall condition.
The provisions of the MOU shall remain effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve. The Company is substantially in compliance with the provisions of the MOU as of March 31, 2011.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS,
YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	MARCH 31, 2011			DECEMBER 31, 2010			MARCH 31, 2010
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
ASSETS
Interest earning deposits and other assets	$12,614	$17	0.52%	$24,898	$92	0.36%	$34,320	$23	0.26%
Investment securities (1) (2)	187,949	1,734	3.70%	191,546	7,807	4.07%	179,916	1,999	4.45%
Loans (1) (2) (3)	257,266	3,775	5.91%	237,624	14,765	6.21%	242,043	3,696	6.15%

Total interest-earning assets	457,829	$5,526	4.85%	454,068	$22,664	4.99%	456,279	$5,718	5.04%

Cash and due from banks	6,649			6,570			6,547
Bank premises and equipment	6,704			6,918			7,077
Other assets	19,808			19,032			18,938

Total non-interest-earning assets	33,161			32,520			32,562

Total Assets	$490,990			$486,588			$488,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$74,471	$48	0.26%	$69,295	$256	0.37%	$69,378	$73	0.43%
Savings	91,303	39	0.17%	89,049	212	0.24%	87,534	74	0.34%
Time	160,600	777	1.96%	158,578	3,611	2.28%	161,740	969	2.43%

Total interest-bearing deposits	326,374	864	1.07%	316,922	4,079	1.29%	318,652	1,116	1.42%
Other borrowings	51,342	366	2.89%	58,317	2,195	3.76%	62,920	622	4.01%
Subordinated Debt	5,155	23	1.78%	5,155	93	1.81%	5,155	22	1.70%

Total interest-bearing liabilities	382,871	$1,253	1.33%	380,394	$6,367	1.68%	386,727	$1,760	1.85%

Demand deposits	61,721			61,320			59,572
Other liabilities	3,675			5,394			4,764
Shareholders’ equity	42,723			39,480			37,778

Total liabilities and Shareholders’ equity	$490,990			$486,588			$488,841

Net interest income		$4,273			$16,297			$3,958

Net interest rate spread (4)			3.52%			3.31%			3.19%

Net interest margin (5)			3.74%			3.59%			3.47%

Ratio of interest-earning assets to interest-bearing liabilities			1.20			1.19			1.18

(1)	Includes both taxable and tax exempt securities and loans.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investment is $12 and $194 for March 31, 2011, $59 and $733 for December 31, 2010 and $17 and $152 for March 31, 2010.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest bearing liabilities.

(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2011	2010	2010	2010	2010
SUMMARY OF OPERATIONS
Total interest income	$5,320	$5,334	$5,370	$5,619	$5,549
Total interest expense	(1,253)	(1,416)	(1,567)	(1,624)	(1,760)

NET INTEREST INCOME (NII)	4,067	3,918	3,803	3,995	3,789
Provision for loan losses	(174)	(180)	(30)	(120)	(175)

NII after loss provision	3,893	3,738	3,773	3,875	3,614
Security gains ( losses) including impairment losses	(119)	(81)	(1,419)	350	(544)
Gain on sale of loans	16	131	63	38	4
Total other income (excluding security and loan gains)	636	716	645	726	704
Total other noninterest expense	(3,355)	(3,205)	(3,287)	(3,210)	(2,739)

Income (loss) before tax	1,071	1,299	(225)	1,779	1,039

Net income (loss)	$869	$1,036	$17	$1,324	$894

PER COMMON SHARE DATA (1)
Net (loss) income, both basic and diluted	$0.19	$0.23	$—	$0.29	$0.20
Book value	9.62	9.25	8.99	8.89	8.59

BALANCE SHEET DATA
Assets	$489,568	$500,273	$482,886	$478,872	$485,916
Investments	179,916	188,458	201,366	178,970	187,172
Net loans	255,090	262,940	230,811	234,697	234,690
Deposits	384,206	391,509	376,638	370,489	375,287
Borrowings	52,565	57,901	55,865	58,515	58,619
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	43,882	41,852	40,706	40,220	38,732

AVERAGE BALANCES
Assets	$490,990	$482,896	$486,962	$487,673	$488,841
Investments	187,949	200,372	194,983	190,654	179,916
Net loans	254,721	234,251	231,282	235,546	239,615
Deposits	388,095	381,971	373,920	378,861	378,224
Borrowings	51,342	52,424	58,813	59,222	62,920
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	42,723	39,655	40,488	39,969	37,778

ASSET QUALITY RATIOS
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.47%	1.37%	1.31%	0.78%	0.69%

Nonperforming loans	$3,782	$3,858	$2,275	$1,961	$1,600
Nonperforming securities	3,861	3,767	2,079	2,354	2,994
Other real estate owned	560	848	976	760	677

Total nonperforming assets	$8,203	$8,473	$5,330	$5,075	$5,271

Nonperforming assets as a percentage of:
Total assets	1.68%	1.69%	1.10%	1.06%	1.08%
Equity plus allowance for loan losses	17.60	19.07	12.31	11.85	12.76
Tier I capital	17.26	18.11	11.71	10.52	11.23

FINANCIAL RATIOS
Return on average equity	8.14%	10.45%	0.17%	13.25%	9.83%
Return on average assets	0.71	0.86	0.01	1.08	0.73
Efficiency ratio	71.10	67.26	72.87	67.45	60.91
Effective tax rate	18.86	20.25	(107.56)	25.58	13.96
Net interest margin	3.74	3.67	3.52	3.68	3.47

(1)	Basic and diluted earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Financial Review
The following is management’s discussion and analysis of the financial condition and results of operations of Cortland Bancorp (the “Company”). The discussion should be read in conjunction with the Consolidated Financial Statements and related notes and summary financial information included elsewhere in this annual report.
Note Regarding Forward-looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In addition to historical information, certain information included in this discussion and other material filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) may contain forward-looking statements that involve risks and uncertainties. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or similar terminology identify forward-looking statements. These statements reflect management’s beliefs and assumptions, and are based on information currently available to management.
Economic circumstances, the Company’s operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates either nationally or in the Company’s market area, including the impact of the impairment of securities; changes in customer preferences and consumer behavior; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity, such as expectations regarding the rate of inflation or deflation, currency exchange rates, and other factors influencing market volatility; and unforeseen risks associated with other global economic, political and financial factors.
While actual results may differ significantly from the results discussed in the forward-looking statements, the Company undertakes no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.
Analysis of Assets and Liabilities
Earning assets are comprised of investment securities, loans and deposits at financial institutions, including the Federal Reserve Bank. Earning assets were $452,565 at March 31, 2011, an increase of 1.3% from the March 31, 2010 balance of $446,736, and a decrease of 2.2% from the December 31, 2010 balance of $462,809.
Total cash and cash equivalents increased by $6,783 from year-end and decreased by $6,741 from the balance at March 31, 2010. This occurred mainly in deposits held at the Federal Reserve Bank, which increased by $6,020 from year-end and decreased by $8,669 from March 31, 2010. Throughout 2010, excess liquidity was employed into the investment portfolio, while in 2011, liquidity has been increased to fund the increase in lending activity.
Investment securities are classified as available-for-sale to give management the flexibility to sell the securities prior to maturity, if needed, based on fluctuating interest rates or changes in our funding requirements. As of March 31, 2011, management opted to reclassify all investments in the held-to-maturity classification into the available-for-sale portfolio. The reclassification resulted in the recording of an unrealized gain of $522, an increase of $344 net of tax to other comprehensive income
At March 31, 2011, the investment securities portfolio was $179,916 compared to $187,172 at March 31, 2010, a decrease of $7,256, or 3.9%. Investment securities decreased $8,542 compared to December 31, 2010, a decrease of 4.5%. This decrease was primarily the result of management’s decision not to reinvest the principal and interest proceeds received during the quarter back into the investment portfolio. Investment securities represented 39.8% of earning assets at March 31, 2011, compared to 41.9% at March 31, 2010 and 40.7% at December 31, 2010. As the Company manages its balance sheet for loan growth, asset mix, liquidity and for current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. Management has also used funds to decrease borrowings as they mature. The investment portfolio represented 46.8% of each deposit dollar, down from 49.9% a year ago and 48.1% of year-end levels.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The investment securities available-for-sale portfolio had net unrealized losses of $1,966 at March 31, 2011, a decrease of $2,884 compared to net unrealized losses of $4,850 at March 31, 2010, and a decrease of $1,758 compared to net unrealized losses of $3,724 at December 31, 2010. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 9 to the financial statements.
The Company’s investment portfolio contains trust preferred securities, which have resulted in valuation charges against income of $13.7 million in 2009 and $2.7 million in 2010. The Company continues to value these securities consistent with valuation techniques prescribed under accounting standards. The market for these securities and similar securities, which had been relatively active since 2003, became illiquid during the financial crisis of 2008 and is still currently not active. Since 2008, the Company has modeled and analyzed the cash flow characteristics and has concluded that a major portion of these devalued securities were not recoverable. The charge for this “other than temporary” impairment for the first quarter of 2011 was $202 versus $544 in the first quarter of 2010.
Totals loans at March 31, 2011 were $257.7 million as compared to $237.1 million a year ago. Total assets of $489.6 million at March 31, 2011 reflect a slight increase of 0.8% from year ago asset totals of $485.9 million as management orchestrates balance sheet strategies designed to reinvest cash flows from its investment portfolio and increase loan balances with no material change in composite asset totals. This balance sheet strategy is designed to improve net interest income margins and overall profitability while maintaining assets which support the Company’s current capital position.
Loans net of the allowance for losses increased by $20,400 during the twelve month period from March 31, 2010 to March 31, 2011, and decreased by $7,850 from December 31, 2010. Gross loans as a percentage of earning assets stood at 56.9% as of March 31, 2011, 53.1% at March 31, 2010 and 57.4% as of December 31, 2010. The loan to deposit ratio was 67.1% at March 31, 2011 and 63.2% at March 31, 2010. The increase in loans has primarily resulted from efforts designed to increase market share. The Company substantially restructured and expanded its commercial lending staff in the second half of 2010 with the specific objective of growing loans while maintaining credit quality. The decrease in loans from year-end was due in part to 60-day term commercial loans for a total of $16,915 that closed in December 2010 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2011. At March 31, 2011, the loan loss allowance of $2,641 represented approximately 1.02% of outstanding loans, and at March 31, 2010 the loan loss allowance of $2,447 represented approximately 1.03% of outstanding loans. The loan loss allowance at December 31, 2010 of $2,501 represented approximately 0.94% of outstanding loans.
During the first three months, loan charge-offs were $57 in 2011 compared to $195 in 2010, while the recovery of previously charged-off loans amounted to $23 in 2011 and $30 in 2010. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.
Loans accounted for on a non-accrual basis decreased from $2,611 at December 31, 2010 to $2,522 at the recent quarter ended March 31, 2011 and increased from $988 at March 31, 2010. Non-accrual loans at March 31, 2011 represented 1.0% of the loan portfolio compared to 0.98% at December 31, 2010 and 0.4% at March 31, 2010. The increase from March 31, 2010 is a single loan for $1,100, fully secured by collateral, for which no loss is expected to be incurred.
Bank-owned life insurance had a cash surrender value of $12,588 at March 31, 2011, $12,491 at December 31, 2010 and $13,322 at March 31, 2010. The decrease is due to death benefit proceeds of $1,138 received in the second quarter of 2010. Other assets decreased to $12,721 at March 31, 2011 from $13,860 at December 31, 2010 and $14,418 at March 31, 2010. Included in other assets is a prepaid assessment paid to the FDIC in December of 2009. This prepayment is the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On a quarterly basis, this prepayment is reduced through a charge to expense until the prepayment is depleted. The balance is $1,903 at March 31, 2011, $2,106 at December 31, 2010 and $2,767 at March 31, 2010. Other real estate decreased to $560 at March 31, 2011 compared to $848 at December 31, 2010 and $677 at March 31, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Noninterest-bearing deposits measured $61,799 at March 31, 2011 from $61,362 at December 31, 2010 and $57,302 at March 31, 2010. Interest-bearing deposits decreased $7,740 to $322,407 at March 31, 2011 from $330,147 at December 31, 2010. The decrease in non-interest bearing deposits from year end is due in part to segregated deposit accounts with the Bank which fully collateralized $16,915 in 60-day term commercial loans that closed in December 2010. The loans matured in the first quarter of 2011.
Federal Home Loan Bank advances and other short term borrowings decreased to $52,565 at March 31, 2011 compared to $57,901 at December 31, 2010 and $58,619 at March 31, 2010. The decrease is due to management’s decision to pay down individual borrowings at their respective maturities rather than refinancing. Future maturities are also expected to be paid off.
Other liabilities remain fairly consistent measuring $3,760 at March 31, 2011 compared to $3,856 at December 31, 2010, but decreased by $4,363 from $8,123 at March 31, 2010. The large liability in March 2010 reflects the liability for security purchases not settled of $4,282. Accrued expenses measure $2,448 at March 31, 2011, $2,469 at December 31, 2010 and $2,411 at March 31, 2010.
The Company’s total shareholders’ equity increased from $41,852 on December 31, 2010 to $43,882 at March 31, 2011, an increase of $2,030. The Company continues to remain well capitalized under all regulatory measures. The Company’s total risk-based capital is $12.7 million in excess of the 10% well capitalized threshold.
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
The risk-based standards classify capital into two tiers. Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, qualifying trust preferred securities and minority interests less intangibles, disallowed deferred tax assets and the unrealized market value adjustment of investment securities available-for-sale. Tier 2 capital consists of a limited amount of the allowance for loan and lease losses, perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock.
In April 2009, the FFIEC issued additional instructions for reporting of direct credit substitutions that have been downgraded below investment grade. Included in the definition of a direct credit substitute are mezzanine and subordinated tranches of trust preferred securities and non-agency collateralized mortgage obligations. Adopting these instructions results in an increase in total risk-weighted assets with an attendant decrease in the risk-based capital and Tier 1 risk-based capital ratios.
As a result of the decline in the value of the Bank’s trust preferred securities, the regulatory capital levels of the Bank have declined. As a result of investment downgrades by the rating agencies during 2010, all of the 32 trust preferred securities and the General Motors corporate securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $83.8 million, well above the $36.9 million in amortized cost of these securities as of March 31, 2011, thereby significantly diluting the regulatory capital ratios.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of March 31, 2011 and December 31, 2010, as supported by the data in the following table. As of those dates, the Company was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory		Regulatory Capital Ratio
	Capital Ratios as of:		requirements to be:
	March 31,	December 31,	Well	Adequately
	2011	2010	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	13.38%	13.42%	10.00%	8.00%
Tier I capital to risk-weighted assets	12.66%	12.72%	6.00%	4.00%
Tier I capital to average assets	9.69%	9.59%	5.00%	4.00%
Risk based capital standards require a minimum ratio of 8.00% of qualifying total capital to risk-adjusted total assets with at least 4.00% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100.00% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3.00% to 4.00%, subject to regulatory guidelines. Capital ratios remain above regulatory minimums for “well capitalized” financial institutions.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Tier 1 Capital	$47,521	$46,787
Tier 2 Capital	2,725	2,585

QUALIFYING CAPITAL	$50,246	$49,372

Risk-Adjusted Total Assets (*)	$375,465	$367,798

Tier 1 Risk- Based Capital Excess	$24,993	$24,719
Total Risk- Based Capital Excess	12,700	12,592
Total Leverage Capital Excess	22,993	22,406

(*)	Includes off-balance sheet exposures
Average total assets for leverage capital purposes is calculated as average assets, less disallowed deferred tax assets, less intangibles and the net unrealized market value adjustment of quarter end March 31, 2011 investment securities available for sale, which averaged $490,567 for the three months ended March 31, 2011 and $487,620 for the year ended December 31, 2010.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Analysis of Earnings
Executive Summary
Net income for the three months ended March 31, 2011 was $869, or $0.19 per share, compared to $894, or $0.20 per share, a year ago.
Core earnings for the three months which exclude non-recurring items such as impairment loss and reductions in retirement expense were $1,002 at March 31, 2011 compared to $951 for the same period in 2010.
Net interest margin of 3.74% for the quarter is an improvement on both a linked quarter basis from 3.67% and year-over-year from 3.47% as the Company continues to optimally manage its balance sheet in this historically low interest rate environment.
Net interest income provides the core earnings base for the Company and increased 7.9% to $4.1 million in 2011 versus $3.8 million in 2010. The Company has benefited from increasing balances in the loan portfolio yielding 5.91% during the quarter while reducing balances in the investment portfolio earning 3.70%. Also, as liabilities continue to mature and reprice at lower rates, the net interest margin has, and is expected to continue to improve.
The Company continues to excel in managing risks in the loan portfolio as asset quality measures are among the best for banks with similar asset totals. Net loan charge-offs were .05% of average loans in 2011 versus .27% in the first quarter of 2010. The allowance for loan loss (ALLL) to total loans ratio was 1.02% and 1.03% at the 2011 and 2010 quarter ends, respectively. The Company’s allowance for loan losses covers 70% of nonperforming loans at March 31, 2011.
Despite the elevated unemployment level and slow economic recovery, the Company, to date, has not experienced notable deterioration in credit quality. Nonperforming loans were $3.8 million at March 31, 2011 or 1.47% of loans, relatively unchanged from $3.9 million at December 31, 2010. Included in these totals is a single loan for $1.1 million fully secured by collateral for which no loss is expected to be incurred. For the quarters ending March 31, 2011 and 2010 provisions for loan loss were $174 and $175 respectively, more than covering the net charge-offs for the respective periods. The allowance is considered adequate giving recognition to the risk inherent in the loan portfolio and the expectation of a slow economic recovery.
The Company’s recognition of non-cash, pre-tax other-than-temporary impairment losses on investment securities fell dramatically for the quarter to $202 versus $544 in the first quarter of 2010.
Non-interest income for the quarter, excluding OTTI charges and securities gains, decreased by $56 from a year ago. This is mainly due to a decline in Fees for Customer Services of $32 and losses on Other Real Estate of $28 in 2011 versus 2010 losses of $4. Fees for Customer Services was negatively affected by new banking regulations effective in August of 2010 limiting the ability of financial institutions to charge overdraft fees in certain situations.
Non-interest expenses for the first quarter of 2011 were $3.4 million as compared to $2.7 million for the same period in 2010. A one-time credit of $457 in the first quarter 2010 relating to reductions in supplemental retirement benefits, net of severance, was the major cause for the expense differential.
Certain Non GAAP Measures
Certain financial information has been determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, certain financial measures are based on core earnings rather than net income. Core earnings exclude income, expense, gains and losses that either are not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Such information may be useful to both investors and management, and can aid them in understanding the Company’s current performance trends and financial condition. Core earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non GAAP measure of core earnings is shown as part of management’s discussion and analysis of financial results of operations.
Core earnings (earnings before other than temporary impairment charge, and certain other non-recurring items) increased for the quarter ended March 31, 2011 as compared to the comparable 2010 period. Core earnings for the first quarter of 2011 was $1,002, or $0.22 per share, compared to $951, or $0.21 per share.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The following is a reconciliation between core earnings and earnings under GAAP.

	March 31,	March 31,
	2011	2010
GAAP earnings (loss)	$869	$894
Impairment losses on investment securities	202	544
Credits relating to reorganization — net	—	(457)
Tax effect of adjustments	(69)	(30)

Core earnings	$1,002	$951

Core earnings per share	$0.22	$0.21

Analysis of Net Interest Income — Three months ended March 31, 2011 and 2010

	March 31, 2011			March 31, 2010
	Average		Average	Average		Average
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$12,614	$17	0.52%	$34,320	$23	0.26%
Investment securities(1)(2)	187,949	1,734	3.70%	179,916	1,999	4.45%
Loans(1)(2)(3)	257,266	3,775	5.91%	242,043	3,696	6.15%

Total interest-earning assets	$457,829	$5,526	4.85%	$456,279	$5,718	5.04%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$74,471	$48	0.26%	$69,378	$73	0.43%
Savings	91,303	39	0.17%	87,534	74	0.34%
Time	160,600	777	1.96%	161,740	969	2.43%

Total interest-bearing deposits	326,374	864	1.07%	318,652	1,116	1.42%
Other borrowings	51,342	366	2.89%	62,920	622	4.01%
Subordinated debt	5,155	23	1.78%	5,155	22	1.70%

Total interest-bearing liabilities	$382,871	$1,253	1.33%	$386,727	$1,760	1.85%

Net interest income		$4,273			$3,958

Net interest rate spread(4)			3.52%			3.19%

Net interest margin(5)			3.74%			3.47%

(1)	Includes both taxable and tax exempt securities.

(2)
The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. Tax-free income from loans and states of the U.S. and political subdivisions amounted to $12 and $194 for 2011 and $17 and $152 for 2010, respectively.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4,273 at March 31, 2011 and $3,958 at March 31, 2010. During the recent reporting period the net interest margin registered 3.74% at March 31, 2011 and 3.47% at March 31, 2010.
The decrease in interest income, on a fully taxable equivalent basis, of $192 is the product of a 19 basis point decrease in interest rates earned and a 0.3% year-over-year increase in average earning assets. The decrease in interest expense of $507 was a product of a 52 basis point decrease in rates paid and a 1.0% decrease in interest-bearing liabilities. The net result was an 8.0% increase in net interest income on a fully taxable equivalent basis, and a 27 basis point increase in the Company’s net interest margin on an asset base of similar size, but different mix.
On a fully taxable equivalent basis, income on investment securities decreased by $265, or 13.3%. The average invested balances in securities increased by $8,033, or 4.5% from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 75 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans.
On a fully taxable equivalent basis, income on loans increased by $79, or 2.1%, for the three months of 2011 compared to the same period in 2010. A $15,223 increase in the average balance of the loan portfolio, or 6.2%, was accompanied by a 24 basis point decrease in the portfolio’s tax equivalent yield.
Other interest income decreased by $6 from the same period a year ago. The average balance of interest earning deposits decreased by $21,706, or 63.2%. The yield increased by 26 basis points during the first three months of 2011 compared to 2010.
Average interest-bearing demand deposits and money market accounts increased by $5,093 while savings balances increased by $3,769. Total interest paid on these products was $87, a $60 decrease from last year. The average rate paid on both these products decreased by 17 basis points. The average balance of time deposit products decreased by $1,140 as the average rate paid decreased by 47 basis points, from 2.43% to 1.96%. Interest expense decreased on time deposits by $192 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. As the Federal Reserve has no immediate intent to raise short-term interest rates, the Company expects the cost of deposits to continue declining.
Average borrowings and subordinated debt decreased by $11,578 while the average rate paid on borrowings decreased by 105 basis points. FHLB borrowings of $17,000 were paid off at their due dates in 2011. Management plans to pay down individual borrowings at their respective due dates in the future using current liquidity.
Impairment Analysis of Investment Securities
The Company owns 32 trust preferred securities totaling $34,926 (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. The market for these securities at March 31, 2011 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2011. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The Company enlisted the aid of an independent third party to perform the trust preferred securities valuations. The approach to determining fair value involved the following process:
1.	Estimate the credit quality of the collateral using average probability of default values for each issuer (adjusted for rating levels).
2.	Consider the potential for correlation among issuers within the same industry for default probabilities (e.g. banks with other banks).
3.	Forecast the cash flows for the underlying collateral and apply to each trust preferred security tranche to determine the resulting distribution among the securities.
4.	Discount the expected cash flows to calculate the present value of the security.
The effective discount rates on an overall basis generally range from 18.13% to 42.74% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.
Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.38 per $1.00 of par value is representative of the fair value of the 32 trust preferred securities, with individual securities therein ranging from zero to $1.00.
The Company considered all information available as of March 31, 2011 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in 2010. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2011 or later.
Analysis of Other Income, Other Expense and Federal Income Tax for the First Three Months
Total other income, excluding investment gains and impairment losses, decreased by $56. After impairment losses and gains on investment securities, other income increased by $369 from the same period a year ago.
Gains on 1-4 residential mortgage loans sold in the secondary mortgage market increased by $12 from the same period a year ago. Fees for other customer services decreased by $32. In November 2009, the Federal Reserve Board issued a final rule that was effective July 1, 2010, which prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers were provided a notice that explained the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Because the Banks’ customers had to provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. Loss on the sale of Other Real Estate Owned (OREO) was $28 at March 31, 2011, a decrease to income of $24 from the loss of $4 recorded at March 31, 2010. Other sources of non-recurring non-interest income decreased by $12 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Gains on securities called and net gains on the sale of available for sale investment securities increased by $83 from year ago levels. Gains were offset by impairment losses attributable to trust preferred securities primarily issued by bank holding companies and insurance companies. Losses of $202 were recognized in 2011 as compared to $544 in 2010.
Total other expenses in the first three months were $3,355 in 2011 compared to $2,739 in 2010, an increase of $616, or 22.5%. Full time equivalent employment averaged 147 during both the first three months of 2011 and 2010. Salaries and benefits increased by $534, or 42.3%, from the similar period a year ago. The Company completed its management reorganization during 2010 and recorded credits of $457 related to various compensation plans, net of severance costs. Absent this credit, other expenses increased 5% between the comparable periods.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Charges for insurance premiums paid to the FDIC decreased by $14. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The Bank prepaid the amount of $2,974 in December 2009 and had a remaining balance of $1,903 at March 31, 2011. These prepaid assessment amounts are included in other assets of the Company. The Bank will be assessed quarterly premiums by the FDIC and such assessments will be charged against the prepaid asset until such time as the prepaid asset has been fully expensed, at which point the Bank will resume paying premiums to the FDIC. The Company anticipates its FDIC insurance expense will continue to adversely impact operating expenses for the year ended December 31, 2011.
All other expense categories increased by 7.7%, or $96 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The increase in 2011 is mainly due to third party fees for system upgrades.
Income before tax amounted to $1,071 for the first three months of 2011 compared to $1,039 for the similar period of 2010. The effective tax rate for the first three months was 18.9% in 2011 and 14.0% in 2010, resulting in income tax expense of $202 and $145, respectively. The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	March 31, 2011		March 31, 2010
	Balance	%	Balance	%
Provision at statutory rate	$364	34.0%	$353	34.0%
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(33)	(3.1)%	(38)	(3.7)%
Tax effect of other non-taxable income	(143)	(13.3)%	(184)	(17.7)%
Tax effect of non-deductible expense	14	1.3%	14	1.4%

Federal income taxes	$202	18.9%	$145	14.0%

The majority of non-taxable income consists of interest on obligations of states and political subdivisions.
Net income registered $869 for the three months ended March 31, 2011 and $894 for the similar period of 2010, representing per share amounts of $0.19 in 2011 and $0.20 in 2010.
Liquidity
The central role of the Company’s liquidity management is to (1) ensure sufficient liquid funds to meet the normal transaction requirements of its customers, (2) take advantage of market opportunities requiring flexibility and speed, and (3) provide a cushion against unforeseen liquidity needs.
Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The Company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, proper management of capital markets funding sources and addressing unexpected liquidity requirements.
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100 per account to $250 per account through December 31, 2009, which has subsequently been made permanent. The FDIC also implemented the Transaction Account Guarantee Program (TAGP), which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. The Company elected to opt-in to this program, thus, customers received full coverage for transaction accounts under the program. The TAGP expired December 31, 2010. It was replaced by a final rule to implement the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) that provides temporary unlimited coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for non-interest bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012. This provision is similar to the TAGP, except it does not include low-interest Negotiable Order of Withdrawal (NOW) accounts. The Dodd-Frank provision also differs significantly from the TAGP in that it applies to all FDIC-insured depository institutions with qualifying deposits. Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.
In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program late in 2009. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250 and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance. At March 31, 2011, the Bank did not have any deposits in the CDARS® program. For regulatory purposes, CDARS® is considered a brokered deposit even though reciprocal deposits can be generated from customers in the local market.
Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides yet another source of liquidity. At March 31, 2011, the Bank had approximately $7.3 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $927 of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $23.8 million cash management line subject to posting additional collateral. The Bank has access to approximately 10% of total assets in brokered certificates of deposit that could be used as an additional source of liquidity. At March 31, 2011, there was no outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of March 31, 2011. Unpledged securities of $54,325 are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit.
The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. As of March 31, 2011, the Bank can pay no dividends to the Company without regulatory approval. Future dividend payments by the Bank to the Company are based upon future earnings and the approval of the regulators. The Company has cash of $549 at March 31, 2011 available to meet cash needs. It also holds a $6 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses. Currently, any debt offerings or cash dividends to shareholders require prior approval of the regulators.
Cash and cash equivalents decreased from $29,328 in March 2010 to $22,587 in March 2011. This decrease occurred mainly in deposits held at the Federal Reserve Bank, which decreased by $8,669 from March 31, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The following table details the cash flows from operating activities for the three months ended:

	March 31,
	2011	2010
Net income	$869	$894
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	566	312
Provision for loan loss	174	175
Investment securities gains	(83)	—
Impairment losses	202	544
Other real estate (gains) losses	28	4
Originations of loans held for sale	(582)	(520)
Proceeds from the sale of loans	714	216
Net gain on the sale of loans	(16)	(4)
Changes in:
Deferred tax (benefit) expense	(142)	(80)
Prepaid FDIC assessment	203	203
Other assets and liabilities	(2)	(1,272)

Net cash flows from operating activities	$1,931	$472

Key variations stem from: 1) Amortization on investments measured $449 at March 31, 2011 compared to $207 at March 31, 2010. 2) Gains were recognized on the sale, call or maturity of investments of $83 in 2011 compared to none in the same period of 2010. 3) Impairment losses of $202 were recognized in 2011 compared to $544 in 2010. This also accounts for the change in deferred tax benefit. 4) Other liabilities decreased in 2010 due in part to a net $457 reduction in accrued post retirement and accrued severance as a result of management reorganization completed in 2010. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2011 and 2010.
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operation are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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
Management believes the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.
Accounting for the Allowance for Loan Losses
The determination of the allowance for loan losses and the resulting amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and, in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, non-accrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements and other external factors. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies or defaults and a higher level of non-performing assets, net charge offs, and provision for loan losses in future periods.
The Company’s allowance for loan losses methodology consists of three elements: (i) specific valuation allowances based on probable losses on specific loans; (ii) valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the Company. These elements support the basis for determining allocations between the various loan categories and the overall adequacy of our allowance to provide for probable losses inherent in the loan portfolio.
With these methodologies, a general allowance is established for each loan type based on historical losses for each loan type in the portfolio. Additionally, management allocates a specific allowance for “Impaired Credits,” which based on current information and events, it is probable the Company will not collect all amounts due according to the original contractual terms of the loan agreement. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. Additional information regarding allowance for credit losses can be found in the Notes to the Consolidated Financial Statements (NOTE 5).

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Investment Securities and Impairment
The classification and accounting for investment securities is discussed in detail in Note 3 of the Consolidated Financial Statements. Investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions, if any, with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities, if any, flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. At each reporting date, we assess whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income (loss).
The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during 2011 and 2010 in accordance with FASB ASC topic 320, Investments — Debt and Equity Securities. The purpose of this ASC is to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to communicate more effectively when an OTTI event has occurred. This ASC amends the OTTI guidance in GAAP for debt securities, improves the presentation and disclosure of OTTI on investment securities and changes the calculation of the OTTI recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to OTTI of equity securities.
For debt securities, ASC topic 320 requires an entity to assess whether it has the intent to sell the debt security or it is more-likely-than-not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.
In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), ASC topic 320 changes the presentation and amount of the OTTI recognized in the income statement.
In these instances, the impairment is separated into the amount of the total impairment related to the credit loss and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income (loss). The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in other comprehensive income (loss). In determining the amount of impairment related to credit loss, the Company uses a third party discounted cash flow model, several inputs for which require estimation and judgment. Among these inputs are projected deferral and default rates and estimated recovery rates. Realization of events different than that projected could result in a large variance in the values of the securities.
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
We account for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. We conduct periodic assessments of deferred tax assets to determine if it is more-likely-than-not that they will be realized. In making these assessments, we consider taxable income in prior periods, projected future taxable income, potential tax planning strategies and projected future reversals of deferred tax items. These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Authoritative Accounting Guidance
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has presented the necessary disclosures in Note 9 herein. The Company does not expect the adoption of the remaining provisions of this ASU to have a material impact on the Company’s consolidated financial statements.
In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. Refer to Note 4.
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. This ASU is not expected to have a significant impact on the Company’s financial statements.
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
The simulation model allows management to test and evaluate alternative responses to a changing interest rate environment. Typically when confronted with a heightened risk of rising interest rates, the Company will evaluate strategies that shorten investment and loan re-pricing intervals and maturities, emphasize the acquisition of floating rate over fixed rate assets, and lengthen the maturities of liability funding sources. When the risk of falling rates is perceived, management will consider strategies that shorten the maturities of funding sources, lengthen the re-pricing intervals and maturities of investments and loans, and emphasize the acquisition of fixed rate assets over floating rate assets. The Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments.
Run off rate assumptions for loans are based on the consensus speeds for the various loan types. Investment speeds are based on the characteristics of each individual investment. Re-pricing characteristics are based upon actual information obtained from the Bank’s information system data and other related programs. Actual results may differ from simulated results not only due to the timing, magnitude and frequency of interest rate changes, but also due to changes in general economic conditions, changes in customer preferences and behavior, and changes in strategies by both existing and potential competitors.
The table below shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at March 31, 2011 and December 31, 2010. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2011. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.
During the previous twelve months, the Federal Reserve kept its target rate for overnight federal funds constant. At March 31, 2011, the difference between the yield on the ten-year Treasury and the three-month Treasury had increased to a positive 338 from the positive 318 basis points that existed at December 31, 2010, indicating that the yield curve had become more steeply upward sloping. At March 31, 2011, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $15,779 for the year ending March 31, 2012.

	Net Interest Income		$ Change		% Change
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
Change in Interest Rates
Graduated increase of +300 basis points	$17,218	$16,610	$1,439	$1,477	9.1%	9.8%
Short-term rates unchanged (base case)	15,779	15,133	—	—	—	—
Graduated decrease of -300 basis points	13,590	12,642	(2,189)	(2,491)	(13.9)%	(16.5)%

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands, except for per share amounts)
The level of interest rate risk indicated is within limits that management considers acceptable. However, given that interest rate movements can be sudden and unanticipated and are increasingly influenced by global events and circumstances beyond the purview of the Federal Reserve, no assurances can be made that interest rate movements will not impact key assumptions and parameters in a manner not presently embodied by the model.
It is management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
(Dollars in thousands, except for per share amounts)
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
There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Company’s Common Stock.
There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2011.

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information
Not applicable

CORTLAND BANCORP AND SUBSIDIARIES
INDEX TO EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K(1)	3.2	03/16/06

	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06
	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07
	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

CORTLAND BANCORP AND SUBSIDIARIES
INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

10.16	Reserved

*10.17	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of June 1, 2010	8-K	10.17	06/02/10

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of June 1, 2010	8-K	10.19	06/02/10

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

CORTLAND BANCORP AND SUBSIDIARIES
INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

10.30	Reserved

*10.31	Severance Agreement entered into by Cortland Bancorp with each of Messrs. Timothy Carney, James M. Gasior and David J. Lucido	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret	8-K	10.34	06/02/10

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

15	Letter re unaudited interim financial statements	N/A

18	Letter re change in accounting principles	N/A

19	Reports furnished to security holders	N/A

22	Published report regarding matters submitted to vote of security holders	N/A

23	Consents of experts and counsel — Consent of Independent Registered Public Accounting firms	N/A

24	Power of attorney	N/A

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

(1)	Film number 06691632

*	Management contract or compensatory plan or arrangement
Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tim Carney, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

CORTLAND BANCORP AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP (Registrant)

/s/ James M. Gasior James M. Gasior	Date: May 16, 2011
President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido David J. Lucido	Date: May 16, 2011
Senior Vice President and Chief Financial Officer (Principal Financial Officer)