Form 10-Q
period 2011-06-30
CORTLAND BANCORP INC
filed 2011-08-15
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,525,537 Shares August 8, 2011

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS
Cash and due from banks	$7,796	$6,894
Interest-bearing deposits	12,937	8,910

Total cash and cash equivalents	20,733	15,804
Investment securities available for sale (Note 3)	176,689	168,158
Investment securities held-to-maturity (estimated fair value of $20,941 at December 31, 2010) (Note 3)		20,300
Total loans (Note 4)	258,904	265,441
Less allowance for loan losses (Note 4)	(2,853)	(2,501)

Net loans	256,051	262,940

Premises and equipment	6,575	6,720
Bank-owned life insurance	12,747	12,491
Other assets	11,828	13,860

Total assets	$484,623	$500,273

LIABILITIES
Noninterest-bearing deposits	$64,137	$61,362
Interest-bearing deposits	326,845	330,147

Total deposits	390,982	391,509

Federal Home Loan Bank advances — short term	2,000	20,500
Federal Home Loan Bank advances — long term	32,500	32,500
Other short-term borrowings	5,249	4,901
Subordinated debt	5,155	5,155
Other liabilities	4,022	3,856

Total liabilities	439,908	458,421

SHAREHOLDERS’ EQUITY
Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,728,267 in 2011 and 2010; outstanding shares 4,525,537 in 2011 and 4,525,541 in 2010	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	5,603	3,413
Accumulated other comprehensive loss	(1,785)	(2,458)
Treasury stock at cost, 202,730 at June 30, 2011 and 202,726 December 31, 2010	(3,594)	(3,594)

Total shareholders’ equity	44,715	41,852

Total liabilities and shareholders’ equity	$484,623	$500,273

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$3,849	$3,724	$7,612	$7,403
Interest and dividends on investment securities:
Taxable interest	1,079	1,473	2,192	2,959
Nontaxable interest	354	356	749	677
Dividends	38	46	70	86
Other interest income	18	20	35	43

Total interest income	5,338	5,619	10,658	11,168

INTEREST EXPENSE
Deposits	841	1,046	1,705	2,162
Other short-term borrowings	1	2	3	4
Federal Home Loan Bank advances — short term	23	214	74	474
Federal Home Loan Bank advances — long term	316	339	629	699
Subordinated debt	22	23	45	45

Total interest expense	1,203	1,624	2,456	3,384

Net interest income	4,135	3,995	8,202	7,784
PROVISION FOR LOAN LOSSES	374	120	548	295

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,761	3,875	7,654	7,489

NON-INTEREST INCOME
Fees for customer services	549	572	1,062	1,117
Investment securities gains — net	698	963	781	963
Impairment losses on investment securities:
Total other-than -temporary impairment losses	—	(409)	(141)	(647)
Portion of (gains) losses recognized in other comprehensive income (before tax)	—	(204)	(61)	(510)

Net impairment losses recognized in earnings	—	(613)	(202)	(1,157)
Gain on sale of loans — net	20	38	36	42
Other real estate losses — net	(71)	—	(99)	(4)
Earnings on bank owned life insurance	126	128	250	264
Other non-interest income	18	26	45	53

Total non-interest income	1,340	1,114	1,873	1,278

NON -INTEREST EXPENSES
Salaries and employee benefits	1,799	1,658	3,594	2,919
Net occupancy and equipment expense	424	446	879	918
State and local taxes	117	107	233	215
FDIC insurance expense	162	214	373	439
Professional Fees	218	221	362	401
Office supplies	74	87	160	173
Other operating expenses	527	477	1,075	884

Total non-interest expenses	3,321	3,210	6,676	5,949

INCOME BEFORE FEDERAL INCOME TAXES	1,780	1,779	2,851	2,818
Federal income tax expense	459	455	661	600

NET INCOME	$1,321	$1,324	$2,190	$2,218

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.29	$0.29	$0.48	$0.49

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.29	$0.29	$0.48	$0.49

CASH DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

SIX MONTHS ENDED JUNE 30, 2010

BALANCE AT DECEMBER 31, 2009	$23,641	$20,850	$142	$(4,131)	$(3,594)	$36,908

Comprehensive income:
Net income			2,218			2,218
Other comprehensive income, net of tax :
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of tax of $390				757		757
Other comprehensive gain related to securities for which other-than-temporary impairment has been recognized in earnings, net of reclassification adjustment, net of tax of $174				337		337

Total comprehensive income						3,312

BALANCE AT JUNE 30, 2010	$23,641	$20,850	$2,360	$(3,037)	$(3,594)	$40,220

SIX MONTHS ENDED JUNE 30, 2011

BALANCE AT DECEMBER 31, 2010	$23,641	$20,850	$3,413	$(2,458)	$(3,594)	$41,852

Comprehensive income:
Net income			2,190			2,190
Other comprehensive income, net of tax :
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of tax of $326				633		633
Other comprehensive gain related to securities for which other-than-temporary impairment has been recognized in earnings, net of tax of $21				40		40

Total comprehensive income						2,863

BALANCE AT JUNE 30, 2011	$23,641	$20,850	$5,603	$(1,785)	$(3,594)	$44,715

COMPONENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

Net unrealized holding gains on available-for-sale securities arising during the period, net of taxes of $543 and $498 for the six month period, respectively, and net of tax of $(14) and $203 for the three month period, respectively	$(28)	$395	$1,055	$966
Reclassification adjustment for net gains realized in net income, net of taxes of $266 and $327 for the six month period , respectively, and net of taxes of $237 and $327 for the three month period, respectively	(461)	(636)	(515)	(636)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of taxes of $69 and $393 for the six month period, respectively, and net of taxes of $0 and $208 for the three month period, respectively	—	405	133	764

Net unrealized gains on available-for -sale securities, net of tax	(489)	164	673	1,094

Net income	1,321	1,324	2,190	2,218

Total comprehensive income	$832	$1,488	$2,863	$3,312

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
NET CASH FLOWS FROM OPERATING ACTIVITIES	$4,840	$2,481

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(18,758)	(46,505)
Proceeds from sales of securities	12,508	15,153
Proceeds from call, maturity and principal payments on securities	18,801	25,812
Net decrease in loans made to customers	6,088	10,765
Proceeds from disposition of other real estate	267	14
Purchases of premises and equipment	(138)	(56)
Proceeds from life insurance policies	—	1,138

Net cash flows from investing activities	18,768	6,321

CASH DEFICIT FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(527)	(17,006)
Net change in Federal Home Loan Bank advances	(18,500)	(5,000)
Net increase in short term borrowings	348	149

Net cash deficit from financing activities	(18,679)	(21,857)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,929	(13,055)

CASH AND CASH EQUIVALENTS
Beginning of period	15,804	44,823

End of period	$20,733	$31,768

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,519	$3,499
Income taxes	$670	$675
See accompanying notes to the unaudited financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S.GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2010, included in our Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of investment securities:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2011
Investment securities available-for-sale
U.S. Treasury securities	$121	$15	$—	$136
U.S. Government agencies and corporations	27,734	495	—	28,229
Obligations of states and political subdivisions	34,372	473	281	34,564
U.S. Government-sponsored mortgage-backed and related securities	94,866	3,104	49	97,921
Private-label mortgage-backed and related securities	717	5	241	481
Trust preferred securities	17,929	93	6,300	11,722

Total debt securities	175,739	4,185	6,871	173,053
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	606	—	19	587

Total available-for-sale	$179,394	$4,185	$6,890	$176,689

December 31, 2010
Investment securities available-for-sale
U.S. Government agencies and corporations	$28,913	$541	$—	$29,454
Obligations of states and political subdivisions	27,332	42	1,485	25,889
U.S. Government-sponsored mortgage-backed and related securities	93,956	2,752	222	96,486
Private-label mortgage-backed and related securities	208	6	—	214
Trust preferred securities	18,137	101	5,459	12,779
Corporate securities	287	—	—	287

Total debt securities	168,833	3,442	7,166	165,109
Regulatory stock	3,049	—	—	3,049

Total available-for-sale	$171,882	$3,442	$7,166	$168,158

Investment securities held-to-maturity
U.S. Treasury securities	$124	$15	$—	$139
U.S. Government agencies and corporations	1,993	107	—	2,100
Obligations of states and political subdivisions	12,607	385	10	12,982
U.S. Government-sponsored mortgage-backed and related securities	5,010	338	1	5,347
Private-label mortgage-backed and related securities	566	—	193	373

Total held-to-maturity	$20,300	$845	$204	$20,941

At June 30, 2011 and December 31, 2010, regulatory stock consisted of $2,823 in Federal Home Loan Bank (FHLB) stock and $226 in Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.
While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Cincinnati has reported profits for 2010 and the first half of 2011, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at June 30, 2011 or December 31, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated Fair
	Amortized Cost	Value
June 30, 2011
Investment securities available-for-sale
Due in one year or less	$2,829	$2,877
Due after one year through five years	4,339	4,461
Due after five years through ten years	26,640	27,108
Due after ten years	46,348	40,205

Total investment securities available-for-sale	80,156	74,651
U.S. Government-sponsored mortgage-backed and related securities	94,866	97,921
Private-label mortgage-backed and related securities	717	481

Total investment securities	$175,739	$173,053

The table below sets forth the proceeds and gains or losses realized on securities sold or called for the period ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2011	2010	2011	2010
Proceeds on securities sold	$9,281	$15,153	$12,508	$15,153
Gross realized gains	410	920	491	920
Gross realized losses	33	—	33	—

Proceeds on securities called	$650	$2,146	$980	$2,146
Gross realized gains	2	43	4	43
Gross realized losses	—	—	—	—

Exchange on General Motors transaction
Gross realized gains	$319	$—	$319	$—
Gross realized losses	—	—	—	—
Available-for-sale securities, carried at fair value, totaled $176,689 at June 30, 2011 and $168,158 at December 31, 2010. These securities represent 100.00% and 89.23% of all investment securities at June 30, 2011 and December 31, 2010, respectively. In management’s opinion, these levels provide an adequate level of liquidity.
Investment securities with a carrying value of approximately $107,541 at June 30, 2011 and $108,473 at December 31, 2010 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at June 30, 2011:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2011
U.S. Government-sponsored mortgage-backed and related securities	$11,710	$49	$—	$—	$11,710	$49
Private-label mortgage-backed and related securities	—	—	304	241	304	241
Obligations of states and political subdivisions	12,948	271	1,312	10	14,260	281
Trust preferred securities	—	—	11,113	6,300	11,113	6,300
General Motors equity investments	587	19	—	—	587	19

Total	$25,245	$339	$12,729	$6,551	$37,974	$6,890

The above table comprises 57 investment securities where the fair value is less than the related amortized cost.
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2010
U.S. Government-sponsored mortgage-backed and related securities	$26,538	$222	$33	$1	$26,571	$223
Private-label mortgage-backed and related securities	—	—	373	193	373	193
Obligations of states and political subdivisions	20,075	1,351	4,290	144	24,365	1,495
Trust preferred securities	—	—	11,997	5,459	11,997	5,459

Total	$46,613	$1,573	$16,693	$5,797	$63,306	$7,370

The above table comprises 89 investment securities where the fair value is less than the related amortized cost.
The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at June 30, 2011 was $6,300 compared to a $5,459 loss at December 31, 2010.
The unrealized losses on the Company’s investment in obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed and related securities and private-label mortgage-backed and related securities were caused by changes in market rates and related spreads and are reflective of current distressed conditions in the credit markets and the on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.
Among the Company’s numerous mortgage-backed securities is one privately-issued variable rate collateralized mortgage obligation (CMO). The security was valued on June 30, 2011 at $0.56 on a dollar and is scheduled to reprice in February of 2012. The Company had the security tested by a third party for subprime mortgage containment and none was found. As government intervention takes hold and the market in general somewhat settles, the CMO market has begun a slow recovery. At March 31, 2009, this security priced at $0.39 on a dollar and at December 31, 2010 at $0.66 on a dollar. The sizable increase in the value since March 2009 provides evidence that the impairment is temporary. General market liquidity has been improving, even with the government phasing out of its many assistive programs. The security carries a credit rating of “A” indicating little probability of default. Also, as a variable rate security, interest resets have been bringing the rate down, thus reducing the value. As interest rates rise in the next rate cycle, and the rate resets higher, the price of the security should also recover relative to book value. The security’s underlying delinquency rate is 6.52%. A current analysis of this security indicates at the current delinquency and default rates, no loss is projected on this security through its maturity. The Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery. As a result of all the facts presented, the Company does not consider this investment to be other-than-temporarily impaired.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
During September 2008, the U.S. government placed mortgage finance companies Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), under conservatorship, giving management control to their regulator, the Federal Housing Finance Agency (FHFA) and providing both companies with access to credit from the U.S. Treasury. Debt obligations now provide an explicit guarantee of the full faith and credit of the United States government to existing and future debt holders of Fannie Mae and Freddie Mac limited to the period under which they are under conservatorship. The Company’s investment in FNMA and FHLMC is $4,561 and $2,066, respectively.
In response to the takeover, the Federal Deposit Insurance Corporation (FDIC) tentatively approved a rule, proposed by all four federal bank regulators, that eases capital requirements for federally insured depository institutions that hold FNMA and FHLMC corporate debt, subordinated debt, mortgage guarantees and derivatives.
Securities Deemed to be Other-Than-Temporarily Impaired
The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter of 2011 and none in the second quarter of 2011 in accordance with FASB ASC topic 320, Investments — Debt and Equity Securities.
For debt securities in an unrealized loss position, ASC topic 320 requires an entity to assess whether (a) it has the intent to sell the debt security or (b) it is more-likely-than-not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.
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
The Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at June 30, 2011 and 2010. The Company recorded impairment credit losses in earnings on available-for-sale securities of $0 and $613 for the quarters ended June 30, 2011 and 2010, respectively. The $0 and $(204) non-credit portion of impairment recognized during the quarters ended June 30, 2011 and 2010, respectively, was recorded in other comprehensive loss.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2011	2010	2011	2010
Trust preferred securities	$—	$613	$202	$1,157

Total	$—	$613	$202	$1,157

In April 2011, as approved by the U.S. Bankruptcy court, unsecured bondholders of General Motors Corporation (“GM”) received partial distributions in accordance with the Amended Joint Chapter 11 Plan (the “Plan”). The Company owned $2,350 par value of unsecured bonds determined to be other than temporarily impaired in 2009 and written down to a value of $287. In accordance with the Plan, the Company received in exchange for the bonds 9,131 shares of GM common shares, 8,301 GM Class A Warrants exercisable at $10 per share, 8,301 GM Class B Warrants exercisable at $18.33 per share, and escrow ‘stubs’ representing the

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
remaining shares and warrants distributable upon final settlement of the bankruptcy trust. The market value of the equity securities, excluding the escrow stubs, at the time of the exchange was $606, generating a recognizable gain of $319 over the fully written down value. Because the Company generally does not hold corporate equity securities, an exit strategy will be developed pending the receipt of any remaining distributions from the bankruptcy trust. The market value of the equity securities at June 30, 2011 was $587 with no value allocated to the escrow stubs due to their uncertain resolve and illiquid status.
For the quarter ended June 30, 2011, the Company recognized no OTTI. For the quarter ended June 30, 2010, the Company recognized OTTI of $613 attributable to 8 trust preferred securities with a cost basis of $12,447. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted.
At June 30, 2011, there was $3,179 of investment securities considered to be in non-accrual status. This balance is comprised of trust preferred securities. As of June 30, 2011, the quarterly interest payments for 20 of its 32 investments in trust preferred securities have been placed in “payment in kind” status, which results in a temporary delay in the payment of interest. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.
4.) Loans and Allowance for Loan Loss:
The Company, through its subsidiary bank, grants residential, consumer and commercial loans to customers located primarily in Northeast Ohio and Western Pennsylvania.
The following represents the composition of the loan portfolio for the period ending:

	June 30, 2011		December 31, 2010
	Balance	%	Balance	%
Commercial real estate	$151,009	58.3	$146,389	55.1
Commercial	34,708	13.4	42,349	16
Residential real estate	49,624	19.2	52,262	19.7
Residential real estate held for sale	89		262	0.1
Consumer	6,431	2.5	7,216	2.7
Home equity	17,043	6.6	16,963	6.4

Total loans	$258,904		$265,441

Residential real estate held for sale is carried, in the aggregate, at the lower of cost or estimated market value based on secondary market prices.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Stable
Trends in volume and terms	Increasing
Changes in lending policies and procedures	Stable
Experience, depth and ability of management	Increasing
Economic trends	Increasing
Concentrations of credit	Increasing
The following factors are analyzed and applied to loans internally graded with higher risk credit in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Increasing
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable
The following is an analysis of changes in the allowance for loan losses for the periods ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$2,641	$2,447	$2,501	$2,437
Loan charge-offs	(290)	(134)	(347)	(329)
Recoveries	128	81	151	111

Net loan charge-offs	(162)	(53)	(196)	(218)
Provision charged to operations	374	120	548	295

Balance at end of year	$2,853	$2,514	$2,853	$2,514

The total allowance of $2,853 reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date. The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended June 30, 2011 and December 31, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
June 30, 2011
Allowance for credit losses:
Beginning balance	$249	$1,611	$223	$418	$2,501
Charge-offs	—	(200)	(96)	(51)	(347)
Recoveries	1	112	33	5	151
Provision and Reallocation	268	216	47	17	548

Ending Balance	$518	$1,739	$207	$389	$2,853

Individually evaluated for impairment	$80	$23	$—	$—	$103
Collectively evaluated for impairment	438	1,716	207	389	2,750
Loan Portfolio:					—
Ending Balance	$34,708	$151,009	$23,474	$49,713	$258,904

Individually evaluated for impairment	$80	$1,717	$—	$—	$1,797
Collectively evaluated for impairment	34,628	149,292	23,474	49,713	257,107

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
December 31, 2010
Allowance for credit losses:
Beginning balance	$209	$1,666	$247	$315	$2,437
Charge-offs	(1)	(204)	(182)	(229)	(616)
Recoveries	—	58	99	18	175
Provision and Reallocation	41	91	59	314	505

Ending Balance	$249	$1,611	$223	$418	$2,501

Individually evaluated for impairment	$103	$94	$—	$—	$197
Collectively evaluated for impairment	146	1,517	223	418	2,304
Loan Portfolio:
Ending Balance	$42,349	$146,389	$24,179	$52,524	$265,441

Individually evaluated for impairment	$155	$1,738	$—	$—	$1,893
Collectively evaluated for impairment	42,194	144,651	24,179	52,524	263,548
The following tables represent credit exposures by internally assigned grades for June 30, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of credit quality indicators by internally assigned grade as of June 30, 2011 and December 31, 2010:

		Commercial
	Commercial	Real Estate	Total
June 30, 2011
Pass	$32,552	$130,600	$163,152
Special Mention	1,179	13,350	14,529
Substandard	977	7,059	8,036
Doubtful/Loss	—	—	—

Ending Balance	$34,708	$151,009	$185,717

		Commercial
	Commercial	Real Estate	Total
December 31, 2010
Pass	$41,159	$125,904	$167,063
Special Mention	873	12,257	13,130
Substandard	317	8,228	8,545
Doubtful/Loss	—	—	—

Ending Balance	$42,349	$146,389	$188,738

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
Nonperforming loans also include certain loans that have been modified in trouble debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.
There were $1,247 in TDRs at June 30, 2011 and $1,334 at December 31, 2010. The total interest recognized on these loans was $18 and $90 at June 30, 2011 and December 31, 2010, respectively. Had the loans at June 30, 2011 not been restructured, interest would have increased pretax income by $4, or likewise $12 at December 31, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of consumer credit exposure as of June 30, 2011 and December 31, 2010.

	Consumer Home	Other
	Equity	Consumer	Residential
June 30, 2011
Performing	$16,739	$5,351	$48,602
Nonperforming	304	1,080	1,111

Total	$17,043	$6,431	$49,713

December 31, 2010
Performing	$16,762	$6,130	$51,395
Nonperforming	201	1,086	1,129

Total	$16,963	$7,216	$52,524

The following is an aging analysis of the recorded investment of past due loans as of June 30, 2011 and December 31, 2010.

							Recorded
							Investment >
	31-59 Days	60-89 Days	90 Days Or	Total Past			90 Days and
	Past Due	Past Due	Greater	Due	Current	Total Loans	Accruing
June 30, 2011
Commercial real estate	$—	$853	$353	$1,206	$149,803	$151,009	$—
Commercial	—	—	80	80	34,628	34,708	—
Residential	89	177	724	990	48,723	49,713	—
Consumer:
Consumer — home equity	32	—	51	83	16,960	17,043	—
Consumer — other	8	—	1,034	1,042	5,389	6,431	—

Total	$129	$1,030	$2,242	$3,401	$255,503	$258,904	$—

December 31, 2010
Commercial real estate	$418	$55	$102	$575	$145,814	$146,389	$—
Commercial	—	—	132	132	42,217	42,349	—
Residential	41	282	902	1,225	51,299	52,524	—
Consumer:							—
Consumer — home equity	169	—	47	216	16,747	16,963	—
Consumer — other	69	4	1,047	1,120	6,096	7,216	—

Total	$697	$341	$2,230	$3,268	$262,173	$265,441	$—

An impaired loan is a loan on which, based on current information and events, it is probable that a creditor will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. However, an insignificant delay or insignificant shortfall in amount of payments on a loan does not indicate that the loan is impaired.
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
•	All borrowers whose loans are classified doubtful by examiners and internal loan review

•	All loans on non-accrual status

•	Any loan in foreclosure

•	Any loan with a specific reserve

•	Any loan determined to be collateral dependent for repayment

•	Loans classified as troubled debt restructuring
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
The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2011 and December 31, 2010. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
June 30, 2011
With no related allowance recorded:
Commercial real estate	$550	$550	$—	$843	$6
Commercial	—	—	—	—	—
With an allowance recorded:
Commercial real estate	$1,167	$1,167	$23	$1,233	$18
Commercial	80	80	80	94	—

Total:
Commercial real estate	$1,717	$1,717	$23	$2,076	$24
Commercial	80	80	80	94	—

December 31, 2010
With no related allowance recorded:
Commercial real estate	$501	$501	$—	$233	$2
Commercial	45	45	—	18	—
With an allowance recorded:
Commercial real estate	$1,237	$1,237	$94	$364	$2
Commercial	110	110	103	128	3

Total:
Commercial real estate	$1,738	$1,738	$94	$597	$4
Commercial	155	155	103	146	3

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of classes of loans on non-accrual status as of June 30, 2011 and December 31, 2010:

		December 31,
	June 30, 2011	2010
Commercial real estate	$549	$307
Commercial	80	132
Residential	890	1,040
Consumer
Consumer — home equity	51	47
Consumer — other	1,067	1,085

Total	$2,637	$2,611

As of June 30, 2011 and December 31, 2010, there were $6,418 and $6,845, respectively, in loans that were neither classified as non-accrual nor considered impaired, but which can be considered potential problem loans.
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

	THREES MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$1,321	$1,324	$2,190	$2,218
Weighted average common shares outstanding	4,525,540	4,525,546	4,525,541	4,525,548
Basic earnings per share	$0.29	$0.29	$0.48	$0.49
Diluted earnings per share	$0.29	$0.29	$0.48	$0.49
7.) Subordinated Debt:
In July 2007 a trust formed by the Company issued $5,000 of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2011 and December 31, 2010 were 1.70% and 1.75%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.
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
The following is a summary of such contractual commitments:

	June 30,	December 31,
	2011	2010
Commitments to extend credit:
Fixed rate	$8,958	$7,395
Variable rate	52,649	36,717
Standby letters of credit	196	444
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
The Company’s subsidiary bank also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts at June 30, 2011 totaled $10,205 and $10,333 at December 31, 2010. The total average daily balance of overdrafts used at June 30, 2011 was $116 and $126 at December 31, 2010, or less than 2% of the total aggregate overdraft protection available to depositors. The balance at June 30, 2011 of all deposit overdrafts included in total loans was $133 and $147 at December 31, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
9.) Fair Value of Assets and Liabilities
Measurements:
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at 6/30/11 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$136	$—	$136	$—
U.S. Government agencies and corporations	28,229	—	28,229	—
Obligations of states and political subdivisions	34,564	—	34,564	—
U.S. Government-sponsored mortgage-backed and related securities	97,921	—	97,921	—
Private-label mortgage-backed and related securities	481	—	481	—
Trust preferred securities	11,722	—	—	11,722
General Motors equity investments	587	587		—

Total	$173,640	$587	$161,331	$11,722

		Fair Value Measurements at 12/31/10 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
U.S. Government agencies and corporations	$29,454	$—	$29,454	$—
Obligations of states and political subdivisions	25,889	—	25,889	—
U.S. Government-sponsored mortgage-backed and related securities	96,486	—	96,486	—
Private-label mortgage-backed and related securities	214	—	214	—
Trust preferred securities	12,779	—	—	12,779
Corporate securities	287	—	287	—

Total	$165,109	$—	$152,330	$12,779

The following tables present the changes in the Level 3 fair value category for the six months ended June 30, 2011 (Table 1) and the three months ended June 30, 2011 (Table 2). The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.
Table 1

Losses included in
		Net realized/unrealized gains/(losses)					net income for the
		included in		Transfers in	Purchases,		period relating to
		Noninterest	Other comprehensive	and/or out of	issuances and		assets held at
Net Unrealized	January 1, 2011	income	income	Level 3	settlements	June 30, 2011	June 30, 2011
Trust preferred securities	$12,779	$(202)	$(849)	$—	$(6)	$11,722	$(202)
Table 2

Losses included in
		Net realized/unrealized gains/(losses)					net income for the
		included in		Transfers in	Purchases,		period relating to
		Noninterest	Other comprehensive	and/or out of	issuances and		assets held at
Net Unrealized	April 1, 2011	income	income	Level 3	settlements	June 30, 2011	June 30, 2011
Trust preferred securities	$13,188	$—	$(1,460)	$—	$(6)	$11,722	$—

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
The Company owns 32 trust preferred securities totaling $34,920 (par value) that are backed by trust preferred securities issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and through 2011, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and 2010, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust preferred securities, including securities held by the Company. All 32 of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2010 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of these securities and determined that for 12 of these securities, it does not consider the investment in these assets to be other-than-temporarily impaired at June 30, 2011. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows. Although the Company does not consider the investment in these assets to be other-than-temporarily impaired at June 30, 2011, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. Upon completion of the June 30, 2011 analysis, the model indicated OTTI on the remaining 20 securities, none of which experienced additional defaults or deferrals during the period. These 20 securities had life-to-date impairment losses of $19.1 million, of which $16.6 million was recorded as expense and $2.5 was recorded in other comprehensive loss. These 20 securities remained classified as available-for-sale at June 30, 2011, and together, the 32 securities subjected to FASB ASC Topic 320 accounted for the entire $6.2 of unrealized losses in the trust preferred securities category at June 30, 2011.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table details the 20 debt securities with other-than-temporary impairment, their credit ratings at June 30, 2011 and the related losses recognized in earnings:

					Amount of OTTI
		Amount of OTTI	Additions in	Additions in	related to credit
	Moody’s/Fitch	related to credit loss	QTD March 31,	QTD June 30,	loss at June 30,
	Rating	at January 1, 2011	2011	2011	2011
Alesco Preferred Funding VIII Class E Notes 1	C/C	$1,500	$—	$—	$1,500
MM Community Funding II Class B	Ba1/CC	11	—	—	11
PreTSL I Mezzanine	Ca/C	430	—	—	430
PreTSL II Mezzanine	Ca/C	1,274	141	—	1,415
PreTSL V Mezzanine	Ba3/D	97	—	—	97
PreTSL VIII B-3	C/C	1,635	—	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	—	274
PreTSL XV Class B-2	C/C	267	10	—	277
PreTSL XV Class B-3	C/C	269	10	—	279
PreTSL XVI D	NR/C	518	—	—	518
PreTSL XVI D	NR/C	991	—	—	991
PreTSL XVII Class C	Ca/C	978	—	—	978
PreTSL XVII Class D	NR/C	930	—	—	930
PreTSL XVIII Class D	NR/C	513	—	—	513
PreTSL XXIII Class C-FP	C/C	211	—	—	211
PreTSL XXV Class D	NR/C	1,001	—	—	1,001
PreTSL XXVI Class D	NR/C	465	—	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	—	598
Tropic CDO V Class B-1L	C/C	4,427	1	—	4,428
Trapeza IX B-1	Ca/CC	10	40	—	50

Total		$16,399	$202	$—	$16,601

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table provides additional information related to the Company’s trust preferred securities as of June 30, 2011 used to evaluate other-than-temporary impairments.

								Excess
						Number of	Deferrals and	Subordination as a
						Issuers	Defaults as a %	% of Current
				Unrealized	Moody’s/	Currently	of Current	Performing
Deal	Class	Book Value	Fair Value	Gain/(Loss)	Fitch Rating	Performing	Collateral	Collateral
PreTSL I	Mezzanine	$516	$602	$86	Ca/C	16	42.76%	—%
PreTSL II	Mezzanine	691	542	(149)	Ca/C	23	39.89	—
PreTSL IV	Mezzanine	183	151	(32)	Ca/CCC	4	27.07	19.42
PreTSL V	Mezzanine	22	13	(9)	Ba3/D	—	100.00	—
PreTSL VIII	B-3	365	152	(213)	C/C	22	44.82	—
PreTSL IX	B-2	719	341	(378)	Ca/C	33	31.02	—
PreTSL XV	B-2	223	78	(145)	C/C	51	35.38	—
PreTSL XV	B-3	224	78	(146)	C/C	51	35.38	—
PreTSL XVI	D	—	—	—	NR/C	33	48.16	—
PreTSL XVI	D	—	—	—	NR/C	33	48.16	—
PreTSL XVII	C	—	7	7	Ca/C	35	36.46	—
PreTSL XVII	D	—	—	—	NR/C	35	36.46	—
PreTSL XVIII	D	—	—	—	NR/C	52	26.46	—
PreTSL XXIII	C-2	1,011	169	(842)	C/C	90	28.65	—
PreTSL XXIII	C-FP	1,547	650	(897)	C/C	90	28.65	—
PreTSL XXV	D	—	—	—	NR/C	47	36.65	—
PreTSL XXVI	D	—	—	—	NR/C	49	27.74	—
I-PreTSL I	B-1	985	751	(234)	NR/CCC	15	16.79	1.66
I-PreTSL I	B-2	1,000	751	(249)	NR/CCC	15	16.79	1.66
I-PreTSL I	B-3	1,000	751	(249)	NR/CCC	15	16.79	1.66
I-PreTSL II	B-3	2,991	2,755	(236)	NR/B	27	4.88	11.36
I-PreTSL III	B-2	1,000	723	(277)	B2/CCC	23	11.63	6.02
I-PreTSL III	C	1,000	505	(495)	NR/CCC	23	11.63	—
I-PreTSL IV	B-1	1,000	624	(376)	Ba2/CCC	27	12.20	4.16
I-PreTSL IV	B-2	1,000	624	(376)	Ba2/CCC	27	12.20	4.16
I-PreTSL IV	C	500	200	(300)	Caa1/CC	27	12.20	—
Alesco VIII	E	—	—	—	C/C	54	22.42	—
MM Community Funding III	B	424	381	(43)	Ba1/CC	6	32.17	1.39
MM Community Funding II	B	164	163	(1)	Baa2/BB	5	29.31	17.77
Tropic V	B-1L	—	—	—	C/C	44	43.57	—
Trapeza II	C-1	414	346	(68)	Ca/C	23	37.04	—
Trapeza IX	B-1	950	365	(585)	Ca/CC	40	11.26	—

Total		$17,929	$11,722	$(6,207)

The market for these securities at June 30, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2011;
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
The effective discount rates on an overall basis generally range from 18.16% to 43.99% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.
The Company also monitored default and deferral activity since June 30, 2011 for valuation consideration. There were no material unexpected results to consider.
The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets Measured on a nonrecurring basis:
Impaired loans	$—	$—	$1,694	$1,694
Other real estate owned	—	—	562	562

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets Measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,903	$3,903
Other real estate owned	—	—	848	848

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At June 30, 2011, the recorded investment in impaired loans was $1,797 with a related reserve of $103 resulting in a net balance of $1,694. At December 31, 2010, the recorded investment in impaired loans was $4,100 with a related reserve of $197 resulting in a net balance of $3,903.
Other Real Estate Owned (OREO): Real Estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs, relating to holding and maintaining the property, are charged to expense. At June 30, 2011, the recorded investment in OREO was $644 with a valuation allowance of $82 resulting in a net balance of $562. At December 31 2010, the recorded investment in OREO was $883 with a valuation allowance of $35 resulting in a net balance of $848.
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
The fair value of unrecorded commitments at June 30, 2011 and December 31, 2010 is not material.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
ASSETS:
Cash and cash equivalents	$20,733	$20,733	$15,804	$15,804
Investment securities available-for-sale	176,689	176,689	168,158	168,158
Investment securities held-to-maturity	—	—	20,300	20,941
Loans, net of allowance for loan losses	256,051	261,562	262,940	268,557
Accrued interest receivable	2,067	2,067	2,124	2,124
LIABILITIES
Demand, savings and money market deposits	$227,752	$227,752	$234,876	$234,876
Time deposits	163,230	166,709	156,633	160,750
FHLB advances	34,500	37,636	53,000	56,216
Other short-term borrowings	5,249	5,249	4,901	4,901
Subordinated debt	5,155	4,234	5,155	3,962
Accrued interest payable	472	472	535	535
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
The MOU also required Cortland Banks, within specified timeframes, submission of the following plans to the Federal Reserve for its approval: (i) Cortland Banks — a plan to strengthen and improve management of the overall risk exposure of the investment portfolio; (ii) the Company and Cortland Banks — a plan to maintain an adequate capital position, (iii) the Company and Cortland Banks — a plan to strengthen board oversight of the management and operations of the Bank and (iv) Cortland Banks — a plan for 2010 to improve the Bank’s earnings and overall condition.
The provisions of the MOU shall remain effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve. The Company is substantially in compliance with the provisions of the MOU as of June 30, 2011.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	JUNE 30, 2011			DECEMBER 31, 2010			JUNE 30, 2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits and other assets	$16,103	$35	0.43%	$24,898	$92	0.36%	$29,795	$43	0.29%
Investment securities (1) (2)	182,798	3,378	3.70%	191,546	7,807	4.07%	185,314	4,043	4.36%
Loans (1) (2) (3)	258,346	7,636	5.94%	237,624	14,765	6.21%	240,039	7,436	6.22%

Total interest-earning assets	457,247	$11,049	4.85%	454,068	$22,664	4.99%	455,148	$11,522	5.08%

Cash and due from banks	6,897			6,570			6,597
Bank premises and equipment	6,670			6,918			7,019
Other assets	20,817			19,032			19,569

Total non-interest-earning assets	34,384			32,520			33,185

Total assets	$491,631			$486,588			$488,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,750	$96	0.27%	$69,295	$256	0.37%	$69,786	$137	0.40%
Savings	92,388	79	0.17%	89,049	212	0.24%	88,267	134	0.31%
Time	160,761	1,530	1.92%	158,578	3,611	2.28%	160,207	1,891	2.38%

Total interest-bearing deposits	325,899	1,705	1.05%	316,922	4,079	1.29%	318,260	2,162	1.37%
Other borrowings	48,818	706	2.92%	58,317	2,195	3.76%	61,061	1,177	3.89%
Subordinated debt	5,155	45	1.78%	5,155	93	1.81%	5,155	45	1.73%

Total interest-bearing liabilities	379,872	$2,456	1.30%	380,394	$6,367	1.68%	384,476	$3,384	1.77%

Demand deposits	63,761			61,320			60,283
Other liabilities	4,099			5,394			4,694
Shareholders’ equity	43,899			39,480			38,880

Total liabilities and Shareholders’ equity	$491,631			$486,588			$488,333

Net interest income		$8,593			$16,297			$8,138

Net interest rate spread (4)			3.55%			3.31%			3.31%

Net interest margin (5)			3.76%			3.59%			3.58%

Ratio of interest-earning assets to interest-bearing liabilities			1.20			1.19			1.18

(1)	Includes both taxable and tax exempt securities and loans.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $24 and $367 for June 30, 2011, $59 and $733 for December 31, 2010 and $33 and $321 for June 30, 2010.

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
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	June 30, 2011			MARCH 31, 2011			June 30, 2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits and other assets	$19,553	$18	0.39%	$12,614	$17	0.52%	$25,320	$20	0.33%
Investment securities (1) (2)	177,703	1,644	3.70%	187,949	1,734	3.70%	190,654	2,044	4.28%
Loans (2) (3)	259,415	3,860	5.96%	257,266	3,775	5.91%	238,058	3,740	6.29%

Total interest-earning assets	456,671	$5,522	4.84%	457,829	$5,526	4.85%	454,032	$5,804	5.12%

Cash and due from banks	7,143			6,649			6,647
Bank premises and equipment	6,638			6,704			6,961
Other assets	21,811			19,808			20,033

Total non-interest-earning assets	35,592			33,161			33,641

Total assets	$492,263			$490,990			$487,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$71,050	$47	0.27%	$74,471	$48	0.26%	$70,190	$64	0.36%
Savings	93,461	41	0.17%	91,303	39	0.17%	88,992	60	0.27%
Time	160,919	753	1.88%	160,600	777	1.96%	158,691	922	2.33%

Total interest-bearing deposits	325,430	841	1.04%	326,374	864	1.07%	317,873	1,046	1.32%
Other borrowings	46,322	340	2.95%	51,342	366	2.89%	59,222	555	3.76%
Subordinated Debt	5,155	22	1.77%	5,155	23	1.78%	5,155	23	1.76%

Total interest-bearing liabilities	376,907	$1,203	1.28%	382,871	$1,253	1.33%	382,250	$1,624	1.70%

Demand deposits	65,778			61,721			60,988
Other liabilities	4,518			3,675			4,466
Shareholders’ equity	45,060			42,723			39,969

Total liabilities and Shareholders’ equity	$492,263			$490,990			$487,673

Net interest income		$4,319			$4,273			$4,180

Net interest rate spread (4)			3.56%			3.52%			3.42%

Net interest margin (5)			3.78%			3.74%			3.68%

Ratio of interest-earning assets to interest-bearing liabilities			1.21			1.20			1.19

(1)	Includes both taxable and tax exempt securities and loans.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $11 and $173 for June 30, 2011, $12 and $194 for March 31, 2011 and $16 and $169 for June 30, 2010.

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
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2011	2011	2010	2010	2010
SUMMARY OF OPERATIONS
Total interest income	$5,338	$5,320	$5,334	$5,370	$5,619
Total interest expense	(1,203)	(1,253)	(1,416)	(1,567)	(1,624)

NET INTEREST INCOME (NII)	4,135	4,067	3,918	3,803	3,995
Provision for loan losses	(374)	(174)	(180)	(30)	(120)

NII after loss provision	3,761	3,893	3,738	3,773	3,875
Security gains ( losses) including impairment losses	698	(119)	(81)	(1,419)	350
Gain on sale of loans	20	16	131	63	38
Total other income (excluding security and loan gains)	622	636	716	645	726
Total other noninterest expense	(3,321)	(3,355)	(3,205)	(3,287)	(3,210)

Income (loss) before tax	1,780	1,071	1,299	(225)	1,779

Net income (loss)	$1,321	$869	$1,036	$17	$1,324

PER COMMON SHARE DATA (1)
Net (loss) income, both basic and diluted	$0.29	$0.19	$0.23	$—	$0.29
Book value	9.88	9.62	9.25	8.99	8.89

BALANCE SHEET DATA
Assets	$484,623	$489,568	$500,273	$482,886	$478,872
Investments	176,689	179,916	188,458	201,366	178,970
Net loans	256,051	255,090	262,940	230,811	234,697
Deposits	390,982	384,206	391,509	376,638	370,489
Borrowings	39,749	52,565	57,901	55,865	58,515
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	44,715	43,882	41,852	40,706	40,220

AVERAGE BALANCES
Assets	$492,263	$490,990	$482,896	$486,962	$487,673
Investments	177,703	187,949	200,372	194,983	190,654
Net loans	256,813	254,721	234,251	231,282	235,546
Deposits	391,208	388,095	381,971	373,920	378,861
Borrowings	46,322	51,342	52,424	58,813	59,222
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	45,060	42,723	39,655	40,488	39,969

ASSET QUALITY RATIOS
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.39%	1.47%	1.37%	1.31%	0.78%

Nonperforming loans	$3,804	$3,782	$3,858	$2,275	$1,961
Nonperforming securities	3,179	3,861	3,767	2,079	2,354
Other real estate owned	562	560	848	976	760

Total nonperforming assets	$7,545	$8,203	$8,473	$5,330	$5,075

Nonperforming assets as a percentage of:
Total assets	1.56%	1.68%	1.69%	1.10%	1.06%
Equity plus allowance for loan losses	15.83	17.60	19.07	12.31	11.85
Tier I capital	15.37	17.26	18.11	11.71	10.52

FINANCIAL RATIOS
Return on average equity	11.73%	8.14%	10.45%	0.17%	13.25%
Return on average assets	1.07	0.71	0.86	0.01	1.08
Efficiency ratio	69.52	71.10	67.26	72.87	67.45
Effective tax rate	25.79	18.86	20.25	(107.56)	25.58
Net interest margin	3.78	3.74	3.67	3.52	3.68

(1)	Basic and diluted earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

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
Analysis of Assets and Liabilities
Earning assets are comprised of investment securities, loans and deposits at financial institutions, including the Federal Reserve Bank. Earning assets were $448,530 at June 30, 2011, an increase of 1.7% from the June 30, 2010 balance of $441,062, and a decrease of 3.1% from the December 31, 2010 balance of $462,809.
Total cash and cash equivalents increased by $4,929 from year-end and decreased by $11,035 from the balance at June 30, 2010. This occurred mainly in deposits held at the Federal Reserve Bank, which increased by $6,031 from year-end and decreased by $7,477 from June 30, 2010. Throughout 2010, excess liquidity was employed into the investment portfolio, while in 2011, liquidity has been increased to fund the increase in lending activity.
Investment securities are classified as available-for-sale to give management the flexibility to sell the securities prior to maturity, if needed, based on fluctuating interest rates or changes in funding requirements. As of March 31, 2011, management opted to reclassify all investments in the held-to-maturity classification into the available-for-sale portfolio. The reclassification resulted in the recording of an unrealized gain of $522, an increase of $344 net of tax to other comprehensive income
At June 30, 2011, the investment securities portfolio was $176,689 compared to $178,970 at June 30, 2010, a decrease of $2,281, or 1.3%. Investment securities decreased $11,769 compared to December 31, 2010, a decrease of 6.2%. This decrease was primarily the result of management’s decision not to reinvest all the principal and interest proceeds received during the first six months back into the investment portfolio. Investment securities represented 39.4% of earning assets at June 30, 2011, compared to 40.6% at June 30, 2010 and 40.7% at December 31, 2010. As the Company manages its balance sheet for loan growth, asset mix, liquidity and for current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. Management has also used funds to decrease borrowings as they mature. The investment portfolio represented 45.2% of each deposit dollar, down from 48.3% a year ago and 48.1% of year-end levels.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The investment securities available-for-sale portfolio had net unrealized losses of $2,705 at June 30, 2011, a decrease of $1,897 compared to net unrealized losses of $4,602 at June 30, 2010, and a decrease of $1,019 compared to net unrealized losses of $3,724 at December 31, 2010. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 9 to the financial statements.
The Company’s investment portfolio contains trust preferred securities, which have resulted in valuation charges against income of $13.7 million in 2009, $2.7 million in 2010, and $202 in the first quarter of 2011. The Company continues to value these securities consistent with valuation techniques prescribed under accounting standards. The market for these securities and similar securities, which had been relatively active since 2003, became illiquid during the financial crisis of 2008 and is still currently not active. Since 2008, the Company has modeled and analyzed the cash flow characteristics and has concluded that a major portion of these devalued securities were not recoverable. There was no charge for this “other than temporary” impairment for the second quarter of 2011 versus $613 in the second quarter of 2010.
Totals loans at June 30, 2011 were $258,904 as compared to $237,211 a year ago, a 9.1% increase. Total assets of $484,623 at June 30, 2011 reflect a slight increase of 1.2% from year ago asset totals of $478,872 as management orchestrates balance sheet strategies designed to reinvest cash flows from its investment portfolio and increase loan balances with no material change in composite asset totals. This balance sheet strategy is designed to improve net interest income margins and overall profitability while maintaining assets which support the Company’s current capital position.
Loans net of the allowance for losses increased by $21,354 during the twelve month period from June 30, 2010 to June 30, 2011, and decreased by $6,889 from December 31, 2010. Gross loans as a percentage of earning assets stood at 57.7% as of June 30, 2011, 53.8% at June 30, 2010 and 57.4% as of December 31, 2010. The loan to deposit ratio was 66.2% at June 30, 2011 and 64.0% at June 30, 2010. The increase in loans has primarily resulted from efforts designed to increase market share. The Company substantially restructured and expanded its commercial lending staff in the second half of 2010 with the specific objective of growing loans while maintaining credit quality. The decrease in loans from year-end was due in part to 60-day term commercial loans for a total of $16,915 that closed in December 2010 and was fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2011. At June 30, 2011, the loan loss allowance of $2,853 represented approximately 1.10% of outstanding loans, and at June 30, 2010 the loan loss allowance of $2,514 represented approximately 1.06% of outstanding loans. The loan loss allowance at December 31, 2010 of $2,501 represented approximately 0.94% of outstanding loans.
During the first six months, loan charge-offs were $347 in 2011 compared to $329 in 2010, while the recovery of previously charged-off loans amounted to $151 in 2011 and $111 in 2010. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.
Loans accounted for on a non-accrual basis increased up from $2,611 at December 31, 2010 to $2,637 at the recent quarter ended June 30, 2011 and increased from $1,361 at June 30, 2010. Non-accrual loans at June 30, 2011 represented 1.0% of the loan portfolio compared to 0.98% at December 31, 2010 and 0.57% at June 30, 2010. The increase from June 30, 2010 is a single loan for $1,009, fully secured by collateral, for which no loss is expected to be incurred.
Bank-owned life insurance had a cash surrender value of $12,747 at June 30, 2011, $12,491 at December 31, 2010 and $12,287 at June 30, 2010. Other assets decreased to $11,828 at June 30, 2011 from $13,860 at December 31, 2010 and $14,261 at June 30, 2010. Included in other assets is a prepaid assessment paid to the FDIC in December of 2009. This prepayment is the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On a quarterly basis, this prepayment is reduced through a charge to expense until the prepayment is depleted. The balance is $1,750 at June 30, 2011, $2,106 at December 31, 2010 and $2,506 at June 30, 2010. Other real estate decreased to $562 at June 30, 2011 compared to $848 at December 31, 2010 and $760 at June 30, 2010.
Noninterest-bearing deposits measured $64,137 at June 30, 2011 from $61,362 at December 31, 2010 and $59,411 at June 30, 2010. Interest-bearing deposits decreased $3,302 to $326,845 at June 30, 2011 from $330,147 at December 31, 2010. The decrease in interest bearing deposits from year end is due in part to segregated deposit accounts with the Bank which fully collateralized $16,915 in 60-day term commercial loans that closed in December 2010. The deposits were released when the loans matured in the first quarter of 2011.

31

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Federal Home Loan Bank advances and other short term borrowings decreased to $39,749 at June 30, 2011 compared to $57,901 at December 31, 2010 and $58,515 at June 30, 2010. The decrease is due to management’s decision to pay down individual borrowings at their respective maturities rather than refinancing. Future maturities are also expected to be paid off.
Other liabilities remain fairly consistent measuring $4,022 at June 30, 2011 compared to $3,856 at December 31, 2010 and $4,493 at June 30, 2010. Other accrued expenses were $2,556 at June 30, 2011, $2,469 at December 31, 2010 and $2,428 at June 30, 2010.
The Company’s total shareholders’ equity increased from $41.9 million on December 31, 2010 to $44.7 million at June 30, 2011, an increase of $2.8 million. The Company continues to remain well capitalized under all regulatory measures. The Company’s total risk-based capital is $14.1 million in excess of the 10% well capitalized threshold.
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
As a result of the decline in the value of the Bank’s trust preferred securities, the regulatory capital levels of the Bank have declined. As a result of investment downgrades by the rating agencies during 2010, all of the 32 trust preferred securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $78.7, well above the $34.5 in amortized cost of these securities as of June 30, 2011, thereby significantly diluting the regulatory capital ratios.
Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of June 30, 2011 and December 31, 2010, as supported by the data in the following table. As of those dates, the Company was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as		Regulatory Capital Ratio requirements to
	of:		be:
		December 31,		Adequately
	June 30, 2011	2010	Well Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	13.73%	13.42%	10.00%	8.00%
Tier I capital to risk-weighted assets	12.95%	12.72%	6.00%	4.00%
Tier I capital to average assets	10.00%	9.59%	5.00%	4.00%

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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) require banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at June 30, 2011 and December 31, 2010.

		December 31,
	June 30, 2011	2010
Tier 1 Capital	$49,086	$46,787
Tier 2 Capital	2,937	2,585

QUALIFYING CAPITAL	$52,023	$49,372

Risk-Adjusted Total Assets (*)	$378,935	$367,798

Tier 1 Risk- Based Capital Excess	$26,350	$24,719
Total Risk- Based Capital Excess	14,130	12,592
Total Leverage Capital Excess	24,545	22,406

(*)	Includes off-balance sheet exposures
Average total assets for leverage capital purposes is calculated as average assets, less disallowed deferred tax assets, less intangibles and the net unrealized market value adjustment of quarter end June 30, 2011 investment securities available for sale, which averaged $490,818 for the six months ended June 30, 2011 and $487,620 for the year ended December 31, 2010.
Regulations require that Investments designated as available-for-sale are marked-to-market with corresponding entries to the deferred tax account and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy.
Analysis of Earnings
Executive Summary
Net income for the six months ended June 30, 2011 was $2,190, or $0.48 per share, compared to $2,218 or $0.49 per share, a year ago.
Core earnings for the six months which exclude non-recurring items such as impairment loss, investment gains not in the ordinary course of business and reductions in retirement expense were $2,113 at June 30, 2011 compared to $2,073 for the same period in 2010.
Net interest margin of 3.78% for the quarter is an improvement on both a linked quarter basis from 3.74% and year-over-year from 3.68% as the Company continues to optimally manage its balance sheet in this historically low interest rate environment.
Net interest income provides the core earnings base for the Company and increased 3.5% to $4,135 in the second quarter of 2011 versus $3,995 in 2010. The Company has benefited from increasing balances in the loan portfolio yielding 5.96% during the quarter while reducing balances in the investment portfolio earning 3.70%. Also, as liabilities continue to mature and reprice at lower rates, the net interest margin has, and is expected to continue to improve.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The Company continues to excel in managing risks in the loan portfolio as asset quality measures are among the best for banks with similar asset totals. Net loan charge-offs (annualized) were 0.15% of average loans in 2011 and 0.18% in the second quarter of 2010. The allowance for loan loss (ALLL) to total loans ratio was 1.10% at June 30, 2011 versus 1.06% a year ago. The Company’s allowance for loan losses covers 108% of nonperforming loans at June 30, 2011.
The Company, to date, has not experienced notable deterioration in credit quality despite less than favorable economic conditions over the past several years. Nonperforming loans were $3,804 at June 30, 2011 or 1.47% of loans, relatively unchanged from $3,858 at December 31, 2010. Included in these totals is a single loan of $1,009 fully secured by collateral for which no loss is expected to be incurred. For the quarters ending June 30, 2011 and 2010 provisions for loan loss were $374 and $120 respectively, more than covering the net charge-offs for the respective periods. Provision expense during the most recent quarter end, was increased in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially -oriented focus.
The Company had no other-than-temporary impairment (“OTTI”) losses on investment securities in the quarter versus $613 thousand in the same 2010 quarter. Year to date OTTI totaled $202 in 2011 compared to $1,157 in 2010.
Non-Interest Income for the quarter, excluding impairment (OTTI) charges and securities gains, decreased by $122 from a year ago. This is mainly due to a decline in Fees for Customer Services of $23 and the recognition of losses on Other Real Estate of $71 in the second quarter of 2011. Fees for Customer Services, which approximate $2,200 per year, were negatively affected by new banking regulations that limit the ability of financial institutions to charge on overdraft protection products.
Non-Interest Expenses for the second quarter of 2011 were $3,321 as compared to $3,210 for the same period in 2010. For the six month periods, Non-Interest Expenses increased from $5,949 in 2010 to $6,676 in 2011. The addition of seasoned lenders to the commercial lending staff and a one-time credit of $457 in the first quarter 2010 relating to reductions in supplemental retirement benefits, net of severance, were the major factors contributing to the expense differential.

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
Core earnings (earnings before other-than-temporary-impairment charge and certain other non-recurring items) increased for the six months ended June 30, 2011, and remained flat for the three months ended June 30, 2011 as compared to the comparable 2010 periods. Core earnings for the second quarter of 2011 was $1,110, or $0.25 per share, compared to $1,121, or $0.25 per share in the second quarter of 2010. Year-to-date June 30, 2011 core earnings stood at $2,113, or $0.47 per share compared to $2,073, or $0.46 per share a year ago.
The following is a reconciliation between core earnings and earnings under GAAP.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2011	2010	2011	2010
GAAP earnings (loss)	$1,321	$1,324	$2,190	$2,218
Impairment losses on investment securities	—	613	202	1,157
Investment gains not in the ordinary course of business *	(319)	(920)	(319)	(920)
Credits relating to reorganization — net		—		(457)
Tax effect of adjustments	108	104	40	75

Core earnings	$1,110	$1,121	$2,113	$2,073

Core earnings per share	$0.25	$0.25	$0.47	$0.46

*	Gains in 2010 were attributable to sales made to achieve a risk reduction strategy, while the gains in 2011 are due to the settlement on General Motors Corporation bonds.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Analysis of Net Interest Income — Six months ended June 30, 2011 and 2010

	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$16,103	$35	0.43%	$29,795	$43	0.29%
Investment securities(1)(2)	182,798	3,378	3.70%	185,314	4,043	4.36%
Loans(1)(2)(3)	258,346	7,636	5.94%	240,039	7,436	6.22%

Total interest-earning assets	$457,247	$11,049	4.85%	$455,148	$11,522	5.08%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$72,750	$96	0.27%	$69,786	$137	0.40%
Savings	92,388	79	0.17%	88,267	134	0.31%
Time	160,761	1,530	1.92%	160,207	1,891	2.38%

Total interest-bearing deposits	325,899	1,705	1.05%	318,260	2,162	1.37%
Other borrowings	48,818	706	2.92%	61,061	1,177	3.89%
Subordinated debt	5,155	45	1.78%	5,155	45	1.73%

Total interest-bearing liabilities	$379,872	$2,456	1.30%	$384,476	$3,384	1.77%

Net interest income		$8,593			$8,138

Net interest rate spread(4)			3.55%			3.31%

Net interest margin(5)			3.76%			3.58%

(1)	Includes both taxable and tax exempt securities and loans.

(2)
The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. Tax-free income from loans and states of the U.S. and political subdivisions amounted to $24 and $367 for 2011 and $33 and $321 for 2010, respectively.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $8,593 at June 30, 2011 and $8,138 at June 30, 2010. During the recent reporting period the net interest margin registered 3.76% at June 30, 2011 and 3.58% at June 30, 2010.
The decrease in interest income, on a fully taxable equivalent basis, of $473 is the product of a 23 basis point decrease in interest rates earned and a 0.5% year-over-year increase in average earning assets. The decrease in interest expense of $928 was a product of a 47 basis point decrease in rates paid and a 1.2% decrease in interest-bearing liabilities. The net result was a 5.6% increase in net interest income on a fully taxable equivalent basis, and an 18 basis point increase in the Company’s net interest margin on an asset base of similar size, but different mix.
On a fully taxable equivalent basis, income on investment securities decreased by $665, or 16.5%. The average invested balances in securities decreased by $2,516, or 1.4%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 66 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
On a fully taxable equivalent basis, income on loans increased by $200, or 2.7%, for the six months of 2011 compared to the same period in 2010. An $18,307 increase in the average balance of the loan portfolio, or 7.6%, was accompanied by a 28 basis point decrease in the portfolio’s tax equivalent yield.
Other interest income decreased by $8, or 18.6%, from the same period a year ago. The average balance of interest earning deposits decreased by $13,692, or 46.0%. The yield increased by 14 basis points during the first six months of 2011 compared to 2010.
Average interest-bearing demand deposits and money market accounts increased by $2,964, or 4.2%, while average savings balances increased by $4,121, or 4.7%. Average total interest paid on interest-bearing demand deposits and money market account was $96, a $41 decrease from last year. The average rate paid on these products decreased by 13 basis points. Average total interest paid on savings accounts was $79, a $55 decrease from last year. The average rate paid on savings accounts decreased by 14 basis points. The average balance of time deposit products increased by $554, or 0.4%, as the average rate paid decreased by 46 basis points, from 2.38% to 1.92%. Interest expense decreased on time deposits by $361 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. As the Federal Reserve has no immediate intent to raise short-term interest rates, the Company expects the cost of deposits to continue declining.
Average borrowings and subordinated debt decreased by $12,243 while the average rate paid on borrowings decreased by 91 basis points. FHLB borrowings, net of new short term advances taken in 2011, of $18,500 were paid off at their due dates in 2011. Management plans to pay down individual borrowings at their respective due dates in the future using current liquidity.
Impairment Analysis of Investment Securities
The Company owns 32 trust preferred securities totaling $34,920 (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. The market for these securities at June 30, 2011 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2011. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.
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
The effective discount rates on an overall basis generally range from 18.16% to 43.99% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.
Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.34 per $1.00 of par value is representative of the fair value of the 32 trust preferred securities, with individual securities therein ranging from zero to $0.99.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The Company considered all information available as of June 30, 2011 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in 2010. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2011 or later.
Analysis of Other Income, Other Expense and Federal Income Tax for the First Six Months
Total other income, excluding investment gains and impairment losses, decreased by $178. After impairment losses and gains on investment securities, other income increased by $595 from the same period a year ago.
Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $6 from the same period a year ago. Fees for other customer services decreased by $55. In November 2009, the Federal Reserve Board issued a final rule that was effective July 1, 2010, which prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers were provided a notice that explained the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Because the Banks’ customers had to provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, the Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. Loss on the sale of Other Real Estate Owned (OREO) was $99 at June 30, 2011, a decrease to income of $95 from the loss of $4 recorded at June 30, 2010. Other sources of non-recurring non-interest income decreased by $22 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Gains on securities called and net gains on the sale of available for sale investment securities decreased by $182 from year ago levels. Gains were offset by impairment losses attributable to trust preferred securities primarily issued by bank holding companies. Losses of $202 were recognized in 2011 as compared to $1,157 in 2010.
Total other expenses in the first six months were $6,676 in 2011 compared to $5,949 in 2010, an increase of $727, or 12.2%. Full time equivalent employment averaged 148 during the first six months of 2011 and 146 in 2010. Salaries and benefits increased by $675, or 23.1%, from the similar period a year ago. The Company completed its management reorganization during 2010 and recorded credits of $457 related to various compensation plans, net of severance costs. Absent this credit, other expenses increased 6.5% between the comparable periods.
Charges for insurance premiums paid to the FDIC decreased by $66. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The Bank prepaid the amount of $2,974 in December 2009 and had a remaining balance of $1,750 at June 30, 2011. These prepaid assessment amounts are included in other assets of the Company. The Bank will be assessed quarterly premiums by the FDIC and such assessments will be charged against the prepaid asset until such time as the prepaid asset has been fully expensed, at which point the Bank will resume paying premiums to the FDIC. The change in the basis used to calculate the assessment resulted in the decrease in expense in 2011. The Company anticipates its FDIC insurance expense will continue to adversely impact operating expenses for the year ended December 31, 2011.
All other expense categories increased by 4.6%, or $118 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The increase in 2011 is mainly due to third party fees for system upgrades.
Income before tax amounted to $2,851 for the first six months of 2011 comparable to $2,818 for the similar period of 2010. The effective tax rate for the first six months was 23.2% in 2011 and 21.3% in 2010, resulting in income tax expense of $661 and $600, respectively.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	SIX MONTHS ENDED
	June 30, 2011		June 30, 2010
	Balance	%	Balance	%
Provision at statutory rate	$969	34.0%	$958	34.0%
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(67)	(2.4%)	(75)	(2.6%)
Tax effect of other non-taxable income	(272)	(9.5%)	(315)	(11.2%)
Tax effect of non-deductible expense	31	1.1%	32	1.1%

Federal income taxes	$661	23.20%	$600	21.30%

The majority of non-taxable income consists of interest on obligations of states and political subdivisions.
Net income registered $2,190 for the six months ended June 30, 2011 and $2,218 for the similar period of 2010, representing per share amounts of $0.48 in 2011 and $0.49 in 2010.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Analysis of Net Interest Income — Second quarter ended June 30, 2011 and 2010

	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$19,553	$18	0.39%	$25,320	$20	0.33%
Investment securities(1)(2)	177,703	1,644	3.70%	190,654	2,044	4.28%
Loans(1)(2)(3)	259,415	3,860	5.96%	238,058	3,740	6.29%

Total interest-earning assets	$456,671	$5,522	4.84%	$454,032	$5,804	5.12%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$71,050	$47	0.27%	$70,190	$64	0.36%
Savings	93,461	41	0.17%	88,992	60	0.27%
Time	160,919	753	1.88%	158,691	922	2.33%

Total interest-bearing deposits	325,430	841	1.04%	317,873	1,046	1.32%
Other borrowings	46,322	340	2.95%	59,222	555	3.76%
Subordinated debt	5,155	22	1.77%	5,155	23	1.76%

Total interest-bearing liabilities	$376,907	$1,203	1.28%	$382,250	$1,624	1.70%

Net interest income		$4,319			$4,180

Net interest rate spread(4)			3.56%			3.42%

Net interest margin(5)			3.78%			3.68%

1)	Includes both taxable and tax exempt securities and loans.

(2)
The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. Tax-free income from loans and states of the U.S. and political subdivisions amounted to $11 and $173 for 2011 and $16 and $169 for 2010, respectively.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4,319 at June 30, 2011 and $4,180 at June 30, 2010. During the recent reporting period the net interest margin registered 3.78% at June 30, 2011 and 3.68% at June 30, 2010.
The decrease in interest income, on a fully taxable equivalent basis, of $282 is the product of a 28 basis point decrease in interest rates earned and a 0.6 % year-over-year increase in average earning assets. The decrease in interest expense of $421 was a product of a 42 basis point decrease in rates paid and a 1.4% decrease in interest-bearing liabilities. The net result was a 3.3% increase in net interest income on a fully taxable equivalent basis, and a 10 basis point increase in the Company’s net interest margin on an asset base of similar size, but different mix.
On a fully taxable equivalent basis, income on investment securities decreased by $400, or 19.6%. The average invested balances in securities decreased by $12,951, or 6.8% from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 58 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
On a fully taxable equivalent basis, income on loans increased by $120, or 3.2%, for the six months of 2011 compared to the same period in 2010. A $21,357 increase in the average balance of the loan portfolio, or 9.0%, was accompanied by a 33 basis point decrease in the portfolio’s tax equivalent yield.
Other interest income decreased by $2, or 10.0%, from the same period a year ago. The average balance of interest earning deposits decreased by $5,767, or 22.8%. The yield increased by 6 basis points during the first six months of 2011 compared to 2010.
Average interest-bearing demand deposits and money market accounts increased by $860, or 1.2%, while savings balances increased by $4,469, or 5.0%. Average total interest paid on interest-bearing demand deposits and money market account was $47, a $17 decrease from last year. The average rate paid on these products decreased by 9 basis points. Average total interest paid on savings accounts was $41, a $19 decrease from last year. The average rate paid on savings accounts decreased by 10 basis points. The average balance of time deposit products increased by $2,228 as the average rate paid decreased by 45 basis points, from 2.33% to 1.88%. Interest expense decreased on time deposits by $169 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. As the Federal Reserve has no immediate intent to raise short-term interest rates, the Company expects the cost of deposits to continue declining.
Average borrowings and subordinated debt decreased by $12,900 while the average rate paid on borrowings decreased by 81 basis points. FHLB borrowings of $11,500 were paid off at their due dates in the second quarter of 2011. Management plans to pay down individual borrowings at their respective due dates in the future using current liquidity.
Analysis of Other Income, Other Expense and Federal Income Tax for the Second Quarter
Loan charge-offs during the quarter were $290 in 2011 compared to $134 in 2010, while the recovery of previously charged-off loans amounted to $128 during the second quarter of 2011 compared to $81 in the same period of 2010. The Company’s provision for loan losses during the quarter ended June 30, 2011 was $374 and $120 in the second quarter of 2010. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. The balance of the allowance for loan loss and provisions to the loan loss allowance are based on an assessment of both the risk of loss and the amount of loss on loans within the loan portfolio. During the first two quarters of both 2010 and 2011, the amount charged to operations as a provision for loan loss was increased to account for the increase in charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors including factors specific to the local economy and to industries operating in the local market. The company has allocated a portion of the allowance for a number of specific problem loans through the first six months of 2011, but has not experienced significant deterioration in any loan type including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types.
Other income increased by $226 from a year ago. The reason for this increase is an other than temporary impairment loss in the amount of $613 recorded in the second quarter of 2010 attributable to CDO’s, with none recognized in 2011. The impairment was offset by a decrease in gains on investment securities which measured $698 in the second quarter of 2011 and $963 in the same quarter of 2010. Fees for customer services decreased by $23. Non-taxable income on bank owned life insurance policies decreased by $2. The net gain on loans sold during the quarter amounted to $20, compared to $38 a year ago, a decrease of $18 due to a decrease in loan sales activity. There was a $71 loss on the sale of other real estate in 2011 and none in 2010.
Total other non-interest expenses in the second quarter were $3,321 in 2011 compared to $3,210 in 2010, an increase of $111 or 3.5%. Salaries and benefits constituted a $141 increase, or 8.5%. FDIC expense decreased by $52 due to a change in the base used to calculate premiums assessments. Other expenses increased by $22 or 1.6%. This expense category is subject to fluctuation due to non-recurring items.
Income before income tax expense during the second quarter amounted to $1,780 in 2011 compared to $1,779 in 2010. Income tax expense for the second quarter of 2011 was $459 compared to $455 in 2010. Second quarter net income was $1,321 in 2011 compared $1,324 in 2010. Income per share for the second quarter was $0.29 in both June 2011 and 2010.

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
In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program late in 2009. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250 and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance. At June 30, 2011, the Bank did not have any deposits in the CDARS® program. For regulatory purposes, CDARS® is considered a brokered deposit even though reciprocal deposits can be generated from customers in the local market. The Bank also joined the ICS program which expands the CDARS concept to money market deposit accounts. The Bank had a balance of $392 in the ICS program at June 30, 2011.
Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides yet another source of liquidity. At June 30, 2011, the Bank had approximately $17.3 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $833 of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $23.8 million cash management line subject to posting additional collateral. The Bank has access to approximately 10% of total assets in brokered certificates of deposit that could be used as an additional source of liquidity. At June 30, 2011, there was no outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of June 30, 2011. Unpledged securities of $53,790 are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. As of June 30, 2011, the Bank can pay no dividends to the Company without regulatory approval. Future dividend payments by the Bank to the Company are based upon future earnings and the approval of the regulators. The Company has cash of $380 at June 30, 2011 available to meet cash needs. It also holds a $6 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses. Currently, any debt offerings or cash dividends to shareholders require prior approval of the regulators.
Cash and cash equivalents decreased from $31,768 in June 2010 to $20,733 in June 2011. This decrease occurred mainly in deposits held at the Federal Reserve Bank, which decreased by $7,477 from June 30, 2010.
The following table details the cash flows from operating activities for the six months ended:

	June 30,
	2011	2010
Net income	$2,190	$2,218
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,099	721
Provision for loan loss	548	295
Investment securities gains	(781)	(963)
Impairment losses	202	1,157
Other real estate (gains) losses	99	4
Originations of loans held for sale	(1,586)	(2,108)
Proceeds from the sale of loans	1,795	2,113
Proceeds from IRS tax refund	1,400
Net gain on the sale of loans	(36)	(42)
Changes in:
Deferred tax (benefit) expense	(347)	(314)
Prepaid FDIC assessment	355	409
Other assets and liabilities	(98)	(1,009)

Net cash flows from operating activities	$4,840	$2,481

Key variations stem from: 1) Amortization on investments measured $816 at June 30, 2011 compared to $427 at June 30, 2010. 2) Gains were recognized on the sale, call or maturity of investments of $781 in 2011 compared to $963 in the same period of 2010. 3) Impairment losses of $202 were recognized in 2011 compared to $1,157 in 2010. 4) In 2011 a refund of $1,400 was received from the IRS. This was recorded at December 31, 2010 as a receivable as a result of $6.0 million of impaired security expense considered permanent for tax purposes. 5) Other liabilities decreased in 2010 due in part to a net $457 reduction in accrued post retirement and accrued severance as a result of management reorganization completed in 2010. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2011 and 2010.

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
With these methodologies, a general allowance is established for each loan type based on historical losses for each loan type in the portfolio. Additionally, management allocates a specific allowance for “Impaired Credits,” which based on current information and events, it is probable the Company will not collect all amounts due according to the original contractual terms of the loan agreement. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. Additional information regarding allowance for credit losses can be found in the Notes to the Consolidated Financial Statements (NOTE 4) and further more in Management’s Discussion and Analysis.

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
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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
The table below shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at June 30, 2011 and December 31, 2010. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2011. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.
During the previous twelve months, the Federal Reserve kept its target rate for overnight federal funds constant. At June 30, 2011, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 315 from the positive 318 basis points that existed at December 31, 2010, indicating that the yield curve had become less steeply upward sloping. At June 30, 2011, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands, except for per share amounts)
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $15,756 for the twelve month period ending June 30, 2012.

	Net Interest Income		$ Change		% Change
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Change in Interest Rates:
Graduated increase of +300 basis points	$17,525	$16,610	$1,769	$1,477	11.23%	9.80%
Short-term rates unchanged (base case)	15,756	15,133	—	—	—	—
Graduated decrease of -300 basis points	13,410	12,642	(2,346)	(2,491)	-14.89%	-16.5%
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

There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Company’s Common Stock.

There were no repurchases of shares of the Company’s common stock during the three months ended June 30, 2011.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable

CORTLAND BANCORP AND SUBSIDIARIES
INDEX TO EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form		Exhibit	Date	Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only.
	This restated document has not been filed with the State of Ohio.	10-K	(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K	(1)	3.2	03/16/06

	For Cortland Savings and Banking	10-K		3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	(1)	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K		10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K		10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K		10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K		10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K		10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K		10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K		10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K		10.12	03/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K		10.12	03/17/08

CORTLAND BANCORP AND SUBSIDIARIES
INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form		Exhibit	Date	Herewith

10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K		10.13	04/22/11

10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K		10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K	(1)	10.15	03/16/06

10.16	Reserved

*10.17	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of June 1, 2010	8-K		10.17	06/02/10

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K		10.18	12/12/08

*10.19	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of June 1, 2010	8-K		10.19	06/02/10

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K		10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q		10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K		10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q		10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K		10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q		10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K		10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K		10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K		10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K		10.26	04/22/11

CORTLAND BANCORP AND SUBSIDIARIES
INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

10.30	Reserved

*10.31	Severance Agreement entered into by Cortland Bancorp with each of Messrs. Timothy Carney, James M. Gasior and David J. Lucido	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret	8-K	10.34	06/02/10

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

15	Letter re unaudited interim financial statements	N/A

18	Letter re change in accounting principles	N/A

19	Reports furnished to security holders	N/A

22	Published report regarding matters submitted to vote of security holders	N/A

23	Consents of experts and counsel — Consent of Independent Registered Public Accounting firms	N/A

24	Power of attorney	N/A

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101	The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Changes in Shareholders Equity; (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements**

(1)	Film number 06691632

*	Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
CORTLAND BANCORP
(Registrant)

/s/ James M. Gasior James M. Gasior	Date: August 15, 2011
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Lucido David J. Lucido	Date: August 15, 2011
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)