Form 10-Q
period 2011-09-30
CORTLAND BANCORP INC
filed 2011-11-14
CIK 774569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS Common Stock, No Par Value	SHARES OUTSTANDING 4,525,532 Shares November 8, 2011

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS
Cash and due from banks	$7,311	$6,894
Interest-bearing deposits	9,521	8,910

Total cash and cash equivalents	16,832	15,804
Investment securities available for sale (Note 3)	188,712	168,158
Investment securities held-to-maturity (estimated fair value of $20,941 at December 31, 2010) (Note 3)	—	20,300
Total loans (Note 4)	263,730	265,441
Less allowance for loan losses (Note 4)	(3,058)	(2,501)

Net loans	260,672	262,940

Premises and equipment	6,548	6,720
Bank-owned life insurance	12,842	12,491
Other assets	12,151	13,860

Total assets	$497,757	$500,273

LIABILITIES

Noninterest-bearing deposits	$68,802	$61,362
Interest-bearing deposits	333,319	330,147

Total deposits	402,121	391,509

Federal Home Loan Bank advances — short term	5,500	20,500
Federal Home Loan Bank advances — long term	31,000	32,500
Other short-term borrowings	5,949	4,901
Subordinated debt	5,155	5,155
Other liabilities	3,764	3,856

Total liabilities	453,489	458,421

SHAREHOLDERS’ EQUITY

Common stock — $5.00 stated value — authorized 20,000,000 shares; issued 4,728,267 in 2011 and 2010; outstanding shares 4,525,532 in 2011 and 4,525,541 in 2010	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	6,657	3,413
Accumulated other comprehensive loss	(3,286)	(2,458)
Treasury stock at cost, 202,735 at September 30, 2011 and 202,726 December 31, 2010	(3,594)	(3,594)

Total shareholders’ equity	44,268	41,852

Total liabilities and shareholders’ equity	$497,757	$500,273

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$3,837	$3,658	$11,449	$11,061
Interest and dividends on investment securities:
Taxable interest	1,070	1,251	3,262	4,210
Nontaxable interest	330	394	1,079	1,071
Dividends	28	39	98	125
Other interest income	10	28	45	71

Total interest income	5,275	5,370	15,933	16,538

INTEREST EXPENSE
Deposits	814	992	2,519	3,154
Other short-term borrowings	1	3	4	7
Federal Home Loan Bank advances — short term	5	227	79	701
Federal Home Loan Bank advances — long term	315	320	944	1,019
Subordinated debt	23	25	68	70

Total interest expense	1,158	1,567	3,614	4,951

Net interest income	4,117	3,803	12,319	11,587
PROVISION FOR LOAN LOSSES	324	30	872	325

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,793	3,773	11,447	11,262

NON-INTEREST INCOME
Fees for customer services	583	554	1,645	1,671
Investment securities gains — net	92	45	873	1,008
Impairment losses on investment securities:
Total other-than -temporary impairment losses	—	(230)	(141)	(878)
Portion of (gains) losses recognized in other comprehensive income (before tax)	—	(1,234)	(61)	(1,743)

Net impairment losses recognized in earnings	—	(1,464)	(202)	(2,621)
Gain on sale of loans — net	25	63	61	105
Other real estate gains (losses) — net	28	(56)	(71)	(60)
Earnings on bank owned life insurance	124	130	374	394
Other non-interest income	18	17	63	70

Total non-interest income	870	(711)	2,743	567

NON -INTEREST EXPENSES
Salaries and employee benefits	1,835	1,733	5,429	4,652
Net occupancy and equipment expense	420	445	1,299	1,363
State and local taxes	116	107	349	322
FDIC insurance expense	148	210	521	649
Professional fees	158	174	520	575
Office supplies	88	78	248	251
Other operating expenses	526	540	1,601	1,424

Total non-interest expenses	3,291	3,287	9,967	9,236

INCOME (LOSS) BEFORE FEDERAL INCOME TAX (BENEFIT)	1,372	(225)	4,223	2,593
Federal income tax expense (benefit)	318	(242)	979	358

NET INCOME	$1,054	$17	$3,244	$2,235

BASIC EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$—	$0.72	$0.49

DILUTED EARNINGS PER COMMON SHARE (NOTE 6)	$0.24	$—	$0.72	$0.49

CASH DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

				ACCUMULATED		TOTAL
		ADDITIONAL		OTHER		SHARE-
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	HOLDERS’
	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010

BALANCE AT DECEMBER 31, 2009	$23,641	$20,850	$142	$(4,131)	$(3,594)	$36,908

Comprehensive income:
Net income			2,235			2,235
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of tax of $213				413		413
Other comprehensive gain related to securities for which other-than-temporary impairment has been recognized in earnings, net of reclassification adjustment, net of tax of $593				1,150		1,150

Total comprehensive income						3,798

BALANCE AT SEPTEMBER 30, 2010	$23,641	$20,850	$2,377	$(2,568)	$(3,594)	$40,706

NINE MONTHS ENDED SEPTEMBER 30, 2011

BALANCE AT DECEMBER 31, 2010	$23,641	$20,850	$3,413	$(2,458)	$(3,594)	$41,852

Comprehensive income:
Net income			3,244			3,244
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of tax of ($447)				(868)		(868)
Other comprehensive gain related to securities for which other-than-temporary impairment has been recognized in earnings, net of tax of $21				40		40

Total comprehensive income						2,416

BALANCE AT SEPTEMBER 30, 2011	$23,641	$20,850	$6,657	$(3,286)	$(3,594)	$44,268

COMPONENTS OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Net unrealized holding (losses) gains on available-for-sale securities arising during the period, net of taxes of ($198) and $257 for the nine month period, respectively, and net of tax of $(742) and ($241) for the three month period, respectively.	$(1,440)	$(467)	$(385)	$498
Reclassification adjustment for net gains realized in net income, net of taxes of $297 and $343 for the nine month period , respectively, and net of taxes of $31 and $15 for the three month period, respectively.	(61)	(30)	(576)	(665)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of taxes of $69 and $891 for the nine month period, respectively, and net of taxes of $0 and $498 for the three month period, respectively.	—	966	133	1,730

Net unrealized (losses) gains on available-for -sale securities, net of tax	(1,501)	469	(828)	1,563
Net income	1,054	17	3,244	2,235

Total comprehensive income (loss)	$(447)	$486	$2,416	$3,798

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
NET CASH FLOWS FROM OPERATING ACTIVITIES	$6,591	$3,130

CASH FLOWS (DEFICIT) FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(50,744)	(82,405)
Proceeds from sales of securities	14,458	15,153
Proceeds from call, maturity and principal payments on securities	34,174	38,555
Net decrease in loans made to customers	1,269	14,996
Proceeds from disposition of other real estate	378	16
Purchases of premises and equipment	(258)	(120)
Proceeds from life insurance policies	—	1,138

Net cash deficit from investing activities	(723)	(12,667)

CASH FLOWS (DEFICIT) FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	10,612	(10,857)
Net repayments of Federal Home Loan Bank Advances	(16,500)	(7,500)
Net increase (decrease) in short term borrowings	1,048	(1)

Net cash deficit from financing activities	(4,840)	(18,358)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,028	(27,895)

CASH AND CASH EQUIVALENTS
Beginning of period	15,804	44,823

End of period	$16,832	$16,928

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$3,703	$5,089
Income taxes	$1,190	$1,195
See accompanying notes to the unaudited financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
1.) Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S.GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2010, included in our Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2.) Reclassifications:
Certain items contained in the 2010 financial statements have been reclassified to conform to the presentation for 2011. Such reclassifications had no effect on the net results of operations.
3.) Investment Securities:
Investments in debt and equity securities are classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available-for-sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so. The Company currently has no securities classified as held-to-maturity or trading.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of investment securities:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2011
Investment securities available-for-sale
U.S. Treasury securities	$120	$15	$—	$135
U.S. Government agencies and corporations	21,852	358	—	22,210
Obligations of states and political subdivisions	34,889	1,014	26	35,877
U.S. Government-sponsored mortgage-backed and related securities	114,537	3,331	153	117,715
Private-label mortgage-backed and related securities	697	5	260	442
Trust preferred securities	17,925	26	9,023	8,928

Total debt securities	190,020	4,749	9,462	185,307
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	621	—	265	356

Total available-for-sale	$193,690	$4,749	$9,727	$188,712

December 31, 2010
Investment securities available-for-sale
U.S. Government agencies and corporations	$28,913	$541	$—	$29,454
Obligations of states and political subdivisions	27,332	42	1,485	25,889
U.S. Government-sponsored mortgage-backed and related securities	93,956	2,752	222	96,486
Private-label mortgage-backed and related securities	208	6	—	214
Trust preferred securities	18,137	101	5,459	12,779
Corporate securities	287	—	—	287

Total debt securities	168,833	3,442	7,166	165,109
Regulatory stock	3,049	—	—	3,049

Total available-for-sale	$171,882	$3,442	$7,166	$168,158

Investment securities held-to-maturity
U.S. Treasury securities	$124	$15	$—	$139
U.S. Government agencies and corporations	1,993	107	—	2,100
Obligations of states and political subdivisions	12,607	385	10	12,982
U.S. Government-sponsored mortgage-backed and related securities	5,010	338	1	5,347
Private-label mortgage-backed and related securities	566	—	193	373

Total held-to-maturity	$20,300	$845	$204	$20,941

At September 30, 2011 and December 31, 2010, regulatory stock consisted of $2,823 in Federal Home Loan Bank (FHLB) stock and $226 in Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.
While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Cincinnati has reported profits for 2010 and year-to-date 2011, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2011 or December 31, 2010.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated Fair
	Amortized Cost	Value
Investment securities available-for-sale
Due in one year or less	$263	$273
Due after one year through five years	9,433	9,655
Due after five years through ten years	16,010	16,346
Due after ten years	49,080	40,876

Total investment securities available-for-sale	74,786	67,150
U.S. Government-sponsored mortgage-backed and related securities	114,537	117,715
Private-label mortgage-backed and related securities	697	442

Total investment securities	$190,020	$185,307

The table below sets forth the proceeds and gains or losses realized on securities sold or called for the period ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2011	2010	2011	2010
Proceeds on securities sold	$1,949	$—	$14,457	$15,153
Gross realized gains	71	—	562	920
Gross realized losses	—	—	33	—

Proceeds on securities called	$859	$4,500	$1,839	$6,646
Gross realized gains	6	45	10	88
Gross realized losses	—	—	—	—

Exchange on General Motors transaction
Gross realized gains	$15	$—	$334	$—
Gross realized losses	—	—	—	—
Available-for-sale securities, carried at fair value, totaled $188,712 at September 30, 2011 and $168,158 at December 31, 2010. These securities represent 100.00% and 89.23% of all investment securities at September 30, 2011 and December 31, 2010, respectively. In management’s opinion, these levels provide an adequate level of liquidity.
Investment securities with a carrying value of approximately $107,021 at September 30, 2011 and $108,473 at December 31, 2010 were pledged to secure deposits and for other purposes.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at September 30, 2011:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government-sponsored mortgage-backed and related securities	$19,637	$137	$2,099	$16	$21,736	$153
Private-label mortgage-backed and related securities	—	—	271	260	271	260
Obligations of states and political subdivisions	762	4	1,046	22	1,808	26
Trust preferred securities	—	—	8,225	9,023	8,225	9,023
General Motors equity investments	356	265	—	—	356	265

Total	$20,755	$406	$11,641	$9,321	$32,396	$9,727

The above table comprises 44 investment securities where the fair value is less than the related amortized cost.
The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2010:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government-sponsored mortgage-backed and related securities	$26,538	$222	$33	$1	$26,571	$223
Private-label mortgage-backed and related securities	—	—	373	193	373	193
Obligations of states and political subdivisions	20,075	1,351	4,290	144	24,365	1,495
Trust preferred securities	—	—	11,997	5,459	11,997	5,459

Total	$46,613	$1,573	$16,693	$5,797	$63,306	$7,370

The above table comprises 89 investment securities where the fair value is less than the related amortized cost.
The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at September 30, 2011 was $9,023 compared to a $5,459 loss at December 31, 2010.
The unrealized losses on the Company’s investment in obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed and related securities and private-label mortgage-backed and related securities were caused by changes in market rates and related spreads and are reflective of current distressed conditions in the credit markets and the on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.
Among the Company’s numerous mortgage-backed securities is one privately-issued variable rate collateralized mortgage obligation (CMO). The security was valued on September 30, 2011 at $0.51 on a dollar and is scheduled to reprice in February of 2012. The Company had the security tested by a third party for subprime mortgage containment and none was found. As government intervention takes hold and the market in general somewhat settles, the CMO market has begun a slow recovery. At March 31, 2009, this security priced at $0.39 on a dollar and at December 31, 2010 at $0.66 on a dollar. The sizable increase in the value since March 2009 provides evidence that the impairment is temporary. General market liquidity has been improving, even with the government phasing out of its many assistive programs. The security carries a credit rating of “A” indicating little probability of default. Also, as a variable rate security, interest resets have been bringing the rate down, thus reducing the value. As interest rates rise in the next rate cycle, and the rate resets higher, the price of the security should also recover relative to book value. The security’s underlying delinquency rate is 6.25%. A current analysis of this security indicates at the current delinquency and default rates, no loss is projected on this security through its maturity. The Company does not intend to sell this security and it is not more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery. As a result of all the facts presented, the Company does not consider this investment to be other-than-temporarily impaired.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Securities Deemed to be Other-Than-Temporarily Impaired
The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter of 2011 and not in the second and third quarters of 2011 in accordance with FASB ASC topic 320, Investments — Debt and Equity Securities.
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
The Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at September 30, 2011 and 2010. The Company recorded impairment credit losses in earnings on available-for-sale securities of $0 and $1,464 for the quarters ended September 30, 2011 and 2010, respectively. The $0 and $(1,234) non-credit portion of impairment recognized during the quarters ended September 30, 2011 and 2010, respectively, was recorded in other comprehensive loss.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2011	2010	2011	2010
Trust preferred securities	$—	$1,464	$202	$2,621

Total	$—	$1,464	$202	$2,621

In April 2011, as approved by the U.S. Bankruptcy court, unsecured bondholders of General Motors Corporation (“GM”) received partial distributions in accordance with the Amended Joint Chapter 11 Plan (the “Plan”). The Company owned $2,350 par value of unsecured bonds determined to be other than temporarily impaired in 2009 and written down to a value of $287. In accordance with the Plan, the Company received in exchange for the bonds 9,379 shares of GM common shares, 8,527 GM Class A Warrants exercisable at $10.00 per share, 8,527 GM Class B Warrants exercisable at $18.33 per share. The market value of the equity securities was $621, generating a recognizable gain of $334 over the fully written down value. The Company holds escrow stubs representing any remaining distributions from the bankruptcy trust. The fair value of the equity securities at September 30, 2011 was $356.
For the quarter ended September 30, 2011, the Company recognized no OTTI. For the quarter ended September 30, 2010, the Company recognized OTTI of $1,464 attributable to 10 trust preferred securities with a cost basis of $12,612. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
At September 30, 2011, there was $1,626 of investment securities considered to be in non-accrual status. This balance is comprised of 18 of its 32 investments in trust preferred securities. The quarterly interest payments have been placed in “payment in kind” status, which results in a temporary delay in the payment of interest. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.
4.) Loans and Allowance for Loan Losses:
The Company, through its subsidiary bank, grants residential, consumer and commercial loans to customers located primarily in Northeast Ohio and Western Pennsylvania.
The following represents the composition of the loan portfolio for the period ending:

	September 30, 2011		December 31, 2010
	Balance	%	Balance	%
Commercial real estate	$153,532	58.2	$146,389	55.1
Commercial	38,534	14.7	42,349	16.0
Residential real estate	48,314	18.3	52,262	19.7
Residential real estate held for sale	215	0.1	262	0.1
Consumer	6,134	2.3	7,216	2.7
Home equity	17,001	6.4	16,963	6.4

Total loans	$263,730		$265,441

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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an analysis of changes in the allowance for loan losses for the periods ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$2,853	$2,514	$2,501	$2,437
Loan charge-offs	(144)	(70)	(491)	(399)
Recoveries	25	32	176	143

Net loan charge-offs	(119)	(38)	(315)	(256)
Provision charged to operations	324	30	872	325

Balance at end of year	$3,058	$2,506	$3,058	$2,506

The total allowance of $3,058 reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date. The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the year-to-date periods ended September 30, 2011 and December 31, 2010.

		Commercial
September 30, 2011	Commercial	Real Estate	Consumer	Residential	Total
Allowance for credit losses:
Beginning balance	$249	$1,611	$223	$418	$2,501
Charge-offs	—	(200)	(216)	(75)	(491)
Recoveries	2	119	50	5	176
Provision and Reallocation	286	336	174	76	872

Ending Balance	$537	$1,866	$231	$424	$3,058

Individually evaluated for impairment	$74	$35	$—	$—	$109
Collectively evaluated for impairment	463	1,831	231	424	2,949
Loan Portfolio:
Ending Balance	$38,534	$153,532	$23,135	$48,529	$263,730

Individually evaluated for impairment	$74	$2,373	$—	$—	$2,447
Collectively evaluated for impairment	38,460	151,159	23,135	48,529	261,283

		Commercial
December 31, 2010	Commercial	Real Estate	Consumer	Residential	Total
Allowance for credit losses:
Beginning balance	$209	$1,666	$247	$315	$2,437
Charge-offs	(1)	(204)	(182)	(229)	(616)
Recoveries	—	58	99	18	175
Provision and Reallocation	41	91	59	314	505

Ending Balance	$249	$1,611	$223	$418	$2,501

Individually evaluated for impairment	$103	$94	$—	$—	$197
Collectively evaluated for impairment	146	1,517	223	418	2,304
Loan Portfolio:
Ending Balance	$42,349	$146,389	$24,179	$52,524	$265,441

Individually evaluated for impairment	$155	$1,738	$—	$—	$1,893
Collectively evaluated for impairment	42,194	144,651	24,179	52,524	263,548

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following tables represent credit exposures by internally assigned grades for September 30, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.
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

The following is a summary of credit quality indicators by internally assigned grade as of September 30, 2011 and December 31, 2010:

		Commercial
September 30, 2011	Commercial	Real Estate	Total
Pass	$35,943	$132,455	$168,398
Special Mention	1,596	11,787	13,383
Substandard	995	9,290	10,285
Doubtful/Loss	—	—	—

Ending Balance	$38,534	$153,532	$192,066

		Commercial
December 31, 2010	Commercial	Real Estate	Total
Pass	$41,159	$125,904	$167,063
Special Mention	873	12,257	13,130
Substandard	317	8,228	8,545
Doubtful/Loss	—	—	—

Ending Balance	$42,349	$146,389	$188,738

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard. If the above conditions exist, the loan is considered nonperforming. If not, the pooled loan is not graded.
Loans are considered to be nonperforming when they become 90 days past due, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Troubled Debt Restructuring
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
There were $1,231 in TDRs at September 30, 2011 and $1,334 at December 31, 2010. The total interest recognized on these loans was $52 and $90 at September 30, 2011 and December 31, 2010, respectively. Had the loans at September 30, 2011 not been restructured, interest would have increased pretax income by $12, at both Septermber 30, 2011 and December 31, 2010.
The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2011:

	Loans Modified as a TDR for the Three Months Ended			Loans Modified as a TDR for the Nine Months Ended
	September 30, 2011 (1)			September 30, 2011 (1)
		Recorded	Increase in the		Recorded	Increase in the
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(amounts in thousands)	Contracts	(as of period end)	(as of period end)	Contracts	(as of period end)	(as of period end)
Commercial Real Estate	—	$—	$—	1	$1,157	$23

Total	—	$—	$—	1	$1,157	$23

(1)
The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

There were no loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three and nine months ended September 30, 2011.
The following is a summary of consumer credit exposure as of September 30, 2011 and December 31, 2010.

		Consumer -	Consumer-
	Residential	home equity	other
September 30, 2011
Performing	$47,165	$16,643	$5,056
Nonperforming	1,364	358	1,078

Total	$48,529	$17,001	$6,134

December 31, 2010
Performing	$51,395	$16,762	$6,130
Nonperforming	1,129	201	1,086

Total	$52,524	$16,963	$7,216

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is an aging analysis of the recorded investment of past due loans as of September 30, 2011 and December 31, 2010.

							Recorded
							Investment >
	31-59 Days	60-89 Days	90 Days Or	Total Past			90 Days and
	Past Due	Past Due	Greater	Due	Current	Total Loans	Accruing
September 30, 2011
Commercial real estate	$51	$2,273	$527	$2,851	$150,681	$153,532	$—
Commercial	—	—	74	74	38,460	38,534	—
Residential	148	608	432	1,188	47,341	48,529	—
Consumer:
Consumer — home equity	2	11	78	91	16,910	17,001	—
Consumer — other	47	—	1,033	1,080	5,054	6,134	—

Total	$248	$2,892	$2,144	$5,284	$258,446	$263,730	$—

December 31, 2010
Commercial real estate	$418	$55	$102	$575	$145,814	$146,389	$—
Commercial	—	—	132	132	42,217	42,349	—
Residential	41	282	902	1,225	51,299	52,524	—
Consumer:
Consumer — home equity	169	—	47	216	16,747	16,963	—
Consumer — other	69	4	1,047	1,120	6,096	7,216	—

Total	$697	$341	$2,230	$3,268	$262,173	$265,441	$—

An impaired loan is a loan on which, based on current information and events, it is probable that a creditor will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. However, an insignificant delay or insignificant shortfall in amount of payments on a loan does not indicate that the loan is impaired.
When a loan is determined to be impaired, impairment should be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. However, as a practical expedient, the Company will measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at September 30, 2011 and December 31, 2010. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
September 30, 2011
With no related allowance recorded:
Commercial real estate	$964	$964	$—	$858	$37
Commercial	—	—	—	56	—
With an allowance recorded:
Commercial real estate	$1,409	$1,409	$35	$1,293	$57
Commercial	74	74	74	88	—

Total:
Commercial real estate	$2,373	$2,373	$35	$2,151	$94
Commercial	74	74	74	144	—

December 31, 2010
With no related allowance recorded:
Commercial real estate	$501	$501	$—	$233	$2
Commercial	45	45	—	18	—
With an allowance recorded:
Commercial real estate	$1,237	$1,237	$94	$364	$2
Commercial	110	110	103	128	3

Total:
Commercial real estate	$1,738	$1,738	$94	$597	$4
Commercial	155	155	103	146	3
The following is a summary of classes of loans on non-accrual status as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Commercial real estate	$1,217	$307
Commercial	74	132
Residential	874	1,040
Consumer
Consumer — home equity	112	47
Consumer — other	1,067	1,085

Total	$3,344	$2,611

As of September 30, 2011 and December 31, 2010, there were $7,837 and $6,845, respectively, in loans that were neither classified as non-accrual nor considered impaired, but which can be considered potential problem loans.
5.) Legal Proceedings:
The Company is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

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

	THREES MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$1,054	$17	$3,244	$2,235
Weighted average common shares outstanding	4,525,537	4,525,544	4,525,539	4,525,547
Basic earnings per share	$0.24	$—	$0.72	$0.49
Diluted earnings per share	$0.24	$—	$0.72	$0.49
7.) Subordinated Debt:
In July 2007, a trust formed by the Company issued $5,000 of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at September 30, 2011 and December 31, 2010 were 1.80% and 1.75%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following is a summary of such contractual commitments:

	September 30,	December 31,
	2011	2010
Commitments to extend credit:
Fixed rate	$6,195	$7,395
Variable rate	56,080	36,717
Standby letters of credit	429	444
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Generally these financial arrangements have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. The increase in commitments is in line with the Company’s increased focus on commercial and industrial lending, and specifically lines of credit.
The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts at September 30, 2011 totaled $10,170 and $10,333 at December 31, 2010. The total average daily balance of overdrafts used at September 30, 2011 was $119 and $126 at December 31, 2010, or less than 2% of the total aggregate overdraft protection available to depositors. The balance at September 30, 2011 of all deposit overdrafts included in total loans was $103 and $147 at December 31, 2010.
9.) Fair Value of Assets and Liabilities:
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

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at 9/30/11 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$135	$—	$135	$—
U.S. Government agencies and corporations	22,210	—	22,210	—
Obligations of states and political subdivisions	35,877	—	35,877	—
U.S. Government-sponsored mortgage-backed and related securities	117,715	—	117,715	—
Private-label mortgage-backed and related securities	442	—	442	—
Trust preferred securities	8,928	—	—	8,928
General Motors equity investments	356	356	—	—

Total	$185,663	$356	$176,379	$8,928

		Fair Value Measurements at 12/31/10 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
U.S. Government agencies and corporations	$29,454	$—	$29,454	$—
Obligations of states and political subdivisions	25,889	—	25,889	—
U.S. Government-sponsored mortgage-backed and related securities	96,486	—	96,486	—
Private-label mortgage-backed and related securities	214	—	214	—
Trust preferred securities	12,779	—	—	12,779
Corporate securities	287	—	287	—

Total	$165,109	$—	$152,330	$12,779

The following tables present the changes in the Level 3 fair value category for the nine months ended September 30, 2011 (Table 1) and the three months ended September 30, 2011 (Table 2). The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.
Table 1

							Losses included in
		Net realized/unrealized gains/(losses)					net income for the
		included in		Transfers in	Purchases,		period relating to
		Noninterest	Other comprehensive	and/or out of	issuances and	September 30,	assets held at
Net Unrealized	January 1, 2011	income	income	Level 3	settlements	2011	September 30, 2011
Trust preferred securities	$12,779	$(202)	$(3,639)	$—	$(10)	$8,928	$(202)
Table 2

							Losses included in
		Net realized/unrealized gains/(losses)					net income for the
		included in		Transfers in	Purchases,		period relating to
		Noninterest	Other comprehensive	and/or out of	issuances and	September 30,	assets held at
Net Unrealized	July 1, 2011	income	income	Level 3	settlements	2011	September 30, 2011
Trust preferred securities	$11,722	$—	$(2,790)	$—	$(4)	$8,928	$—

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The Company conducts OTTI analyses on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the fair value below the amount recorded for an investment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statements of income. In determining whether an impairment is other than temporary, the Company considers a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and a determination that the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. Among the factors that are considered in determining the Company’s intent and ability is a review of its capital adequacy, interest rate risk position and liquidity.
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
Trust Preferred Securities
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
The Company owns 32 trust preferred securities totaling $34,917 (par value) and are issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and through 2011, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and 2010, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust preferred securities, including securities held by the Company. All 32 of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2010 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of these securities and determined that for 12 of these securities, it does not consider the investment in these assets to be other-than-temporarily impaired at September 30, 2011. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows for the 12 securities. Although the Company does not consider the investment in these assets to be other-than-temporarily impaired at September 30, 2011, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. Upon completion of the September 30, 2011 analysis, the model indicated OTTI on the remaining 20 securities. These 20 securities had life-to-date impairment losses of $20.0 million, of which $16.6 million was recorded as expense and $3.4 was recorded in other comprehensive loss. These 20 securities remained classified as available-for-sale at September 30, 2011, and together, the 32 securities subjected to FASB ASC Topic 320 accounted for the entire $9.0 of unrealized losses in the trust preferred securities category at September 30, 2011.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table details the 20 debt securities with other-than-temporary impairment, their credit ratings at September 30, 2011 and the related losses recognized in earnings:

						Amount of OTTI
					Additions in	related to credit
		Amount of OTTI	Additions in	Additions in	QTD	loss at
	Moody’s/Fitch	related to credit loss	QTD March 31,	QTD June 30,	September 30,	September 30,
	Rating	at January 1, 2011	2011	2011	2011	2011
Alesco Preferred Funding VIII Class E Notes 1	C/C	$1,500	$—	$—	$—	$1,500
MM Community Funding II Class B	Ba1/CC	11	—	—	—	11
PreTSL I Mezzanine	Ca/C	430	—	—	—	430
PreTSL II Mezzanine	Ca/C	1,274	141	—	—	1,415
PreTSL V Mezzanine	Ba3/D	97	—	—	—	97
PreTSL VIII B-3	C/C	1,635	—	—	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	—	—	274
PreTSL XV Class B-2	C/C	267	10	—	—	277
PreTSL XV Class B-3	C/C	269	10	—	—	279
PreTSL XVI D	NR/C	518	—	—	—	518
PreTSL XVI D	NR/C	991	—	—	—	991
PreTSL XVII Class C	Ca/C	978	—	—	—	978
PreTSL XVII Class D	NR/C	930	—	—	—	930
PreTSL XVIII Class D	NR/C	513	—	—	—	513
PreTSL XXIII Class C-FP	C/C	211	—	—	—	211
PreTSL XXV Class D	NR/C	1,001	—	—	—	1,001
PreTSL XXVI Class D	NR/C	465	—	—	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	—	—	598
Tropic CDO V Class B-1L	C/C	4,427	1	—	—	4,428
Trapeza IX B-1	Ca/CC	10	40	—	—	50

Total		$16,399	$202	$—	$—	$16,601

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
The following table provides additional information related to the Company’s trust preferred securities as of September 30, 2011 used to evaluate other-than-temporary impairments.

								Excess
						Number of	Deferrals and	Subordination as a
						Issuers	Defaults as a %	% of Current
				Unrealized	Moody’s/	Currently	of Current	Performing
Deal	Class	Book Value	Fair Value	Gain/(Loss)	Fitch Rating	Performing	Collateral	Collateral
PreTSL I	Mezzanine	$513	$539	$26	Ca/C	17	38.07%	—%
PreTSL II	Mezzanine	689	461	(228)	Ca/C	16	48.26	—
PreTSL IV	Mezzanine	183	125	(58)	Ca/CCC	4	27.07	19.49
PreTSL V	Mezzanine	22	11	(11)	Ba3/D	—	100.00	—
PreTSL VIII	B-3	364	114	(250)	C/C	21	45.91	—
PreTSL IX	B-2	719	199	(520)	Ca/C	33	31.02	—
PreTSL XV	B-2	224	26	(198)	C/C	49	36.39	—
PreTSL XV	B-3	224	26	(198)	C/C	49	36.39	—
PreTSL XVI	D	—	—	—	NR/C	32	48.68	—
PreTSL XVI	D	—	—	—	NR/C	32	48.68	—
PreTSL XVII	C	—	—	—	Ca/C	35	36.46	—
PreTSL XVII	D	—	—	—	NR/C	35	36.46	—
PreTSL XVIII	D	—	—	—	NR/C	52	26.46	—
PreTSL XXIII	C-2	1,011	84	(927)	C/C	92	27.81	—
PreTSL XXIII	C-FP	1,548	476	(1,072)	C/C	92	27.81	—
PreTSL XXV	D	—	—	—	NR/C	48	34.09	—
PreTSL XXVI	D	—	—	—	NR/C	48	28.26	—
I-PreTSL I	B-1	985	577	(408)	NR/CCC	15	16.79	2.16
I-PreTSL I	B-2	1,000	577	(423)	NR/CCC	15	16.79	2.16
I-PreTSL I	B-3	1,000	577	(423)	NR/CCC	15	16.79	2.16
I-PreTSL II	B-3	2,991	2,174	(817)	NR/B	27	4.88	11.97
I-PreTSL III	B-2	1,000	564	(436)	B2/CCC	22	12.35	7.05
I-PreTSL III	C	1,000	351	(649)	NR/CCC	22	12.35	—
I-PreTSL IV	B-1	1,000	458	(542)	Ba2/CCC	26	12.76	4.96
I-PreTSL IV	B-2	1,000	458	(542)	Ba2/CCC	26	12.76	4.96
I-PreTSL IV	C	500	143	(357)	Caa1/CC	26	12.76	—
Alesco VIII	E	—	—	—	C/C	53	22.47	—
MM Community Funding III	B	424	362	(62)	Ba1/CC	6	32.17	1.39
MM Community Funding II	B	164	164	—	Baa2/BB	5	29.31	17.77
Tropic V	B-1L	—	—	—	C/C	42	45.00	—
Trapeza II	C-1	414	284	(130)	Ca/C	23	37.04	—
Trapeza IX	B-1	950	178	(772)	Ca/CC	40	11.26	—

Total		$17,925	$8,928	$(8,997)

The market for these securities at September 30, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)
Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2011;
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
The effective discount rates on an overall basis generally range from 18.31% to 49.35% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.
The Company also monitored default and deferral activity since September 30, 2011 for valuation consideration. There were no material unexpected results to consider.
The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

CORTLAND BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except for per share amounts)

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,338	$2,338
Other real estate owned	—	—	479	479

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$1,696	$1,696
Other real estate owned	—	—	848	848
Impaired loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At September 30, 2011, the recorded investment in impaired loans was $2,447 with a related reserve of $109 resulting in a net balance of $2,338. At December 31, 2010, the recorded investment in impaired loans was $1,893 with a related reserve of $197 resulting in a net balance of $1,696.
Other real estate owned (OREO): Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs, relating to holding and maintaining the property, are charged to expense. At September 30, 2011, the recorded investment in OREO was $561 with a valuation allowance of $82 resulting in a net balance of $479. At December 31 2010, the recorded investment in OREO was $883 with a valuation allowance of $35 resulting in a net balance of $848.
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
Loans, net of allowance for loan losses — Market quotations are generally not available for loan portfolios. The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Loans held for sale are carried, in aggregate, at the lower of cost or fair value.
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
Accrued interest payable — The carrying amount is a reasonable estimate of these liabilities’ fair value.
The fair value of unrecorded commitments at September 30, 2011 and December 31, 2010 is not material.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
ASSETS:
Cash and cash equivalents	$16,832	$16,832	$15,804	$15,804
Investment securities available-for-sale	188,712	188,712	168,158	168,158
Investment securities held-to-maturity	—	—	20,300	20,941
Loans, net of allowance for loan losses	260,672	265,742	262,940	268,557
Accrued interest receivable	2,028	2,028	2,124	2,124
LIABILITIES
Demand, savings and money market deposits	$238,585	$238,585	$234,876	$234,876
Time deposits	163,536	167,309	156,633	160,750
FHLB advances	36,500	40,305	53,000	56,216
Other short-term borrowings	5,949	5,949	4,901	4,901
Subordinated debt	5,155	3,568	5,155	3,962
Accrued interest payable	446	446	535	535

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
The provisions of the MOU shall remain effective and enforceable until stayed, modified, terminated or suspended by the Federal Reserve. The Company is substantially in compliance with the provisions of the MOU as of September 30, 2011.

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	YEAR TO DATE AS OF
	SEPTEMBER 30, 2011			DECEMBER 31, 2010			SEPTEMBER 30, 2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits and other assets	$14,856	$45	0.39%	$24,898	$92	0.36%	$28,503	$71	0.33%
Investment securities (1) (2)	184,877	4,967	3.59%	191,546	7,807	4.07%	188,572	5,924	4.18%
Loans (1) (2) (3)	259,344	11,486	5.93%	237,624	14,765	6.21%	237,936	11,107	6.23%

Total interest-earning assets	459,077	$16,498	4.81%	454,068	$22,664	4.99%	455,011	$17,102	5.01%

Cash and due from banks	7,040			6,570			6,581
Bank premises and equipment	6,637			6,918			6,965
Other assets	20,155			19,032			19,258

Total non-interest-earning assets	33,832			32,520			32,804

Total assets	$492,909			$486,588			$487,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,796	$137	0.25%	$69,295	$256	0.37%	$69,028	$203	0.39%
Savings	93,155	112	0.16%	89,049	212	0.24%	88,615	173	0.26%
Time	161,791	2,270	1.88%	158,578	3,611	2.28%	158,662	2,778	2.34%

Total interest-bearing deposits	327,742	2,519	1.03%	316,922	4,079	1.29%	316,305	3,154	1.33%
Other borrowings	45,307	1,027	3.03%	58,317	2,195	3.76%	60,303	1,727	3.83%
Subordinated debt	5,155	68	1.76%	5,155	93	1.81%	5,155	70	1.83%

Total interest-bearing liabilities	378,204	$3,614	1.28%	380,394	$6,367	1.68%	381,763	$4,951	1.73%

Demand deposits	65,217			61,320			60,682
Other liabilities	4,986			5,394			5,948
Shareholders’ equity	44,502			39,480			39,422

Total liabilities and Shareholders’ equity	$492,909			$486,588			$487,815

Net interest income		$12,884			$16,297			$12,151

Net interest rate spread (4)			3.53%			3.31%			3.28%

Net interest margin (5)			3.76%			3.59%			3.56%

Ratio of interest-earning assets to interest-bearing liabilities			1.21			1.19			1.19

(1)	Includes both taxable and tax exempt securities and loans.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $37 and $528 for September 30, 2011, $59 and $733 for December 31, 2010 and $46 and $518 for September 30, 2010.

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
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)
(Fully taxable equivalent basis in thousands of dollars)

	QUARTER TO DATE AS OF
	SEPTEMBER 30, 2011			JUNE 30, 2011			SEPTEMBER 30, 2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits and other assets	$12,403	$10	0.32%	$19,553	$18	0.39%	$25,959	$28	0.44%
Investment securities (1) (2)	188,967	1,590	3.39%	177,703	1,644	3.70%	194,983	1,880	3.85%
Loans (2) (3)	261,306	3,851	5.87%	259,415	3,860	5.96%	233,800	3,671	6.25%

Total interest-earning assets	462,676	$5,451	4.71%	456,671	$5,522	4.84%	454,742	$5,579	4.89%

Cash and due from banks	7,321			7,143			6,551
Bank premises and equipment	6,572			6,638			6,860
Other assets	19,196			21,811			18,809

Total non-interest-earning assets	33,089			35,592			32,220

Total assets	$495,765			$492,263			$486,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,882	$41	0.23%	$71,050	$47	0.27%	$67,535	$66	0.39%
Savings	94,664	33	0.14%	93,461	41	0.17%	89,299	39	0.17%
Time	163,819	740	1.79%	160,919	753	1.88%	155,622	887	2.26%

Total interest-bearing deposits	331,365	814	0.98%	325,430	841	1.04%	312,456	992	1.26%
Other borrowings	38,401	321	3.31%	46,322	340	2.95%	58,813	550	3.71%
Subordinated debt	5,155	23	1.74%	5,155	22	1.77%	5,155	25	1.97%

Total interest-bearing liabilities	374,921	$1,158	1.23%	376,907	$1,203	1.28%	376,424	$1,567	1.65%

Demand deposits	68,080			65,778			61,464
Other liabilities	7,066			4,518			8,586
Shareholders’ equity	45,698			45,060			40,488

Total liabilities and Shareholders’ equity	$495,765			$492,263			$486,962

Net interest income		$4,293			$4,319			$4,012

Net interest rate spread (4)			3.48%			3.56%			3.24%

Net interest margin (5)			3.72%			3.78%			3.52%

Ratio of interest-earning assets to interest-bearing liabilities			1.23			1.21			1.21

(1)	Includes both taxable and tax exempt securities and loans.

(2)
Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%. The tax equivalent income adjustment for loans and investments is $14 and $162 for September 30, 2011, $11 and $173 for June 30, 2011 and $13 and $196 for September 30, 2010.

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
See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SELECTED FINANCIAL DATA FOR QUARTER ENDED
(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
Unaudited	2011	2011	2011	2010	2010
SUMMARY OF OPERATIONS
Total interest income	$5,275	$5,338	$5,320	$5,334	$5,370
Total interest expense	(1,158)	(1,203)	(1,253)	(1,416)	(1,567)

NET INTEREST INCOME (NII)	4,117	4,135	4,067	3,918	3,803
Provision for loan losses	(324)	(374)	(174)	(180)	(30)

NII after loss provision	3,793	3,761	3,893	3,738	3,773
Security gains ( losses) including impairment losses	92	698	(119)	(81)	(1,419)
Gain on sale of loans	25	20	16	131	63
Total other income (excluding security and loan gains)	753	622	636	716	645
Total other noninterest expense	(3,291)	(3,321)	(3,355)	(3,205)	(3,287)

Income (loss) before tax	1,372	1,780	1,071	1,299	(225)

Net income (loss)	$1,054	$1,321	$869	$1,036	$17

PER COMMON SHARE DATA (1)
Net (loss) income, both basic and diluted	$0.24	$0.29	$0.19	$0.23	$—
Book value	9.78	9.88	9.62	9.25	8.99

BALANCE SHEET DATA
Assets	$497,757	$484,623	$489,568	$500,273	$482,886
Investments	188,712	176,689	179,916	188,458	201,366
Net loans	260,672	256,051	255,090	262,940	230,811
Deposits	402,121	390,982	384,206	391,509	376,638
Borrowings	42,449	39,749	52,565	57,901	55,865
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	44,268	44,715	43,882	41,852	40,706

AVERAGE BALANCES
Assets	$495,765	$492,263	$490,990	$482,896	$486,962
Investments	188,967	177,703	187,949	200,372	194,983
Net loans	258,402	256,813	254,721	234,251	231,282
Deposits	399,445	391,208	388,095	381,971	373,920
Borrowings	38,401	46,322	51,342	52,424	58,813
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	45,698	45,060	42,723	39,655	40,488

ASSET QUALITY RATIOS
Loans 30 days or more beyond their contractual due date as a percent of total loans	2.18%	1.39%	1.47%	1.37%	1.31%

Nonperforming loans	$4,501	$3,804	$3,782	$3,858	$2,275
Nonperforming securities	1,626	3,179	3,861	3,767	2,079
Other real estate owned	479	562	560	848	976

Total nonperforming assets	$6,606	$7,545	$8,203	$8,473	$5,330

Nonperforming assets as a percentage of:
Total assets	1.33%	1.56%	1.68%	1.69%	1.10%
Equity plus allowance for loan losses	13.93	15.83	17.60	19.07	12.31
Tier I capital	13.08	15.37	17.26	18.11	11.71

FINANCIAL RATIOS
Return on average equity	9.23%	11.73%	8.14%	10.45%	0.17%
Return on average assets	0.85	1.07	0.71	0.86	0.01
Efficiency ratio	67.23	69.52	71.10	67.26	72.87
Effective tax rate	23.18	25.79	18.86	20.25	(107.56)
Net interest margin	3.72	3.78	3.74	3.67	3.52

(1)	Basic and diluted earnings per share are based on weighted average shares outstanding.

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
Analysis of Assets and Liabilities for the First Nine Months
Earning assets are comprised of investment securities, loans and deposits at financial institutions, including the Federal Reserve Bank. Earning assets were $461,963 at September 30, 2011, an increase of 3.9% from the September 30, 2010 balance of $444,532, and a decrease of 0.2% from the December 31, 2010 balance of $462,809. Total cash and cash equivalents increased by $1,028 from year-end and decreased by $96 from the balance at September 30, 2010.
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
At September 30, 2011, the investment securities portfolio was $188,712 compared to $201,366 at September 30, 2010, a decrease of $12,654, or 6.3%. Investment securities increased $254 compared to December 31, 2010, an increase of 0.1%. The decrease from a year ago was primarily the result of management’s decision not to reinvest all of the principal and interest proceeds back into the investment portfolio but rather to use the proceeds to assist in the funding of commercial and industrial loans, which have increased by $17,213 in the last twelve months. Investment securities represented 40.9% of earning assets at September 30, 2011, compared to 45.3% at September 30, 2010 and 40.7% at December 31, 2010. As the Company manages its balance sheet for loan growth, asset mix, liquidity and for current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. Management has also used funds to decrease borrowings as they mature. The investment portfolio represented 46.9% of each deposit dollar, down from 53.5% a year ago and 48.1% of year-end levels.
The investment securities available-for-sale portfolio had net unrealized losses of $4,978 at September 30, 2011, an increase of $1,087 compared to net unrealized losses of $3,891 at September 30, 2010, and an increase of $1,254 compared to net unrealized losses of $3,724 at December 31, 2010. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 9 to the financial statements.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The Company’s investment portfolio contains trust preferred securities, which have resulted in valuation charges against income of $13.7 million in 2009, $2.7 million in 2010, and $202 in the first quarter of 2011. The Company continues to value these securities consistent with valuation techniques prescribed under accounting standards. The market for these securities and similar securities, which had been relatively active since 2003, became illiquid during the financial crisis of 2008 and is still currently not active. Since 2008, the Company has modeled and analyzed the cash flow characteristics and has concluded that a major portion of these devalued securities were not recoverable. There was no charge for this “other than temporary” impairment for the third quarter of 2011 versus $1.46 million in the third quarter of 2010.
Total loans at September 30, 2011 were $263.7 million as compared to $233.3 million a year ago, a 13% increase. Total assets of $497.8 million at September 30, 2011 reflect a modest increase of 3.1% from year ago asset totals of $482.9 million as management orchestrates balance sheet strategies designed to reinvest cash flows from its investment portfolio and increase loan balances with no material change in composite asset totals. This balance sheet strategy is designed to improve net interest income margins and overall profitability while maintaining assets which support the Company’s current capital position.
Loans net of the allowance for losses increased by $29,861 during the twelve month period from September 30, 2010 to September 30, 2011, and decreased by $2,268 from December 31, 2010. Gross loans as a percentage of earning assets stood at 57.1% as of Setptember 30, 2011, 52.5% at September 30, 2010 and 57.4% as of December 31, 2010. The loan to deposit ratio was 65.6% at September 30, 2011 and 62.0% at September 30, 2010. The increase in loans has primarily resulted from efforts designed to increase market share. The Company substantially restructured and expanded its commercial lending staff in the second half of 2010 with the specific objective of growing loans while maintaining credit quality. The decrease in loans from year-end was due in part to 60-day term commercial loans for a total of $16,915 that closed in December 2010 and was fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2011. At September 30, 2011, the loan loss allowance of $3,058 represented approximately 1.16% of outstanding loans, and at September 30, 2010 the loan loss allowance of $2,506 represented approximately 1.07% of outstanding loans. The loan loss allowance at December 31, 2010 of $2,501 represented approximately 0.94% of outstanding loans.
During the first nine months, loan charge-offs were $491 in 2011 compared to $399 in 2010, while the recovery of previously charged-off loans amounted to $176 in 2011 and $143 in 2010. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.
Loans accounted for on a non-accrual basis increased from $2,611 at December 31, 2010 to $3,344 at the recent quarter ended September 30, 2011 and increased from $2,182 at September 30, 2010. Non-accrual loans at September 30, 2011 represented 1.3% of the loan portfolio compared to 1.0% at December 31, 2010 and September 30, 2010.
Bank-owned life insurance had a cash surrender value of $12,842 at September 30, 2011, $12,491 at December 31, 2010 and $12,389 at September 30, 2010. Other assets decreased to $12,151 at September 30, 2011 from $13,860 at December 31, 2010 and $14,585 at September 30, 2010. Included in other assets is a prepaid assessment paid to the FDIC in December of 2009. This prepayment is the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On a quarterly basis, this prepayment is reduced through a charge to expense until the prepayment is depleted. The balance is $1,606 at September 30, 2011, $2,106 at December 31, 2010 and $2,310 at September 30, 2010. Other real estate decreased to $479 at September 30, 2011 compared to $848 at December 31, 2010 and $976 at September 30, 2010.
Noninterest-bearing deposits measured $68,802 at September 30, 2011 up from $61,362 at December 31, 2010 and $59,466 at September 30, 2010. Interest-bearing deposits increased $3,172 to $333,319 at September 30, 2011 from $330,147 at December 31, 2010 and increased $16,147 from $317,172 at September 30, 2010.
Federal Home Loan Bank advances and other short term borrowings decreased to $42,449 at September 30, 2011 compared to $57,901 at December 31, 2010 and $55,865 at September 30, 2010. The decrease is due to management’s decision to pay down individual borrowings at their respective maturities rather than refinancing. Future maturities are also expected to be paid off.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Other liabilities remain fairly consistent measuring $3,764 at September 30, 2011 compared to $3,856 at December 31, 2010 and $4,522 at September 30, 2010. Other accrued expenses were $2,448 at September 30, 2011, $2,469 at December 31, 2010 and $2,383 at September 30, 2010.
The Company’s total shareholders’ equity increased from $41.9 million on December 31, 2010 to $44.3 million at September 30, 2011, an increase of $2.4 million. The Company continues to remain well capitalized under all regulatory measures. The Company’s total risk-based capital is $15.6 million in excess of the 10% well capitalized threshold.
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
As a result of the decline in the value of the Bank’s trust preferred securities, the regulatory capital levels of the Bank have declined. As a result of investment downgrades by the rating agencies during 2010, all of the 32 trust preferred securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $75.5 million, well above the $34.5 million in amortized cost of these securities as of September 30, 2011, thereby significantly diluting the regulatory capital ratios.
Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of September 30, 2011 and December 31, 2010, as supported by the data in the following table. As of those dates, the Company was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios		Regulatory Capital Ratio requirements
	as of:		to be:
	September 30,	December 31,	Well	Adequately
	2011	2010	Capitalized	Capitalized
Total risk-based capital to risk-weighted assets	14.10%	13.42%	10.00%	8.00%
Tier I capital to risk-weighted assets	13.27%	12.72%	6.00%	4.00%
Tier I capital to average assets	10.25%	9.59%	5.00%	4.00%
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

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
Tier 1 Capital	$50,491	$46,787
Tier 2 Capital	3,142	2,585

QUALIFYING CAPITAL	$53,633	$49,372

Risk-Adjusted Total Assets (*)	$380,380	$367,798

Tier 1 Risk- Based Capital Excess	$27,668	$24,719
Total Risk- Based Capital Excess	15,595	12,592
Total Leverage Capital Excess	25,862	22,406

(*)	Includes off-balance sheet exposures
Average total assets for leverage capital purposes is calculated as average assets, less disallowed deferred tax assets, less intangibles and the net unrealized market value adjustment of quarter ended September 30, 2011 investment securities available for sale, which averaged $492,577 for the nine months ended September 30, 2011 and $487,620 for the year ended December 31, 2010.
Regulations require that investments designated as available-for-sale are marked-to-market with corresponding entries to the deferred tax account and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy.
Executive Summary
Net income for the nine months ended September 30, 2011 was $3,244, or $0.72 per share, compared to $2,235 or $0.49 per share, a year ago.
Core earnings for the nine months which exclude non-recurring items such as impairment loss, investment gains not in the ordinary course of business and reductions in retirement expense were $3,158 at September 30, 2011 compared to $3,056 for the same period in 2010.
Net interest income increased by over $300 in 2011 versus 2010 as net interest margin expanded to 3.72% for the quarter, a 20 basis point improvement as the Company continues to optimally manage its balance sheet in this historically low interest rate environment.
Net interest income, which provides the core earnings base for the Company, increased 8.3% to $4.117 million in the third quarter of 2011 versus $3.803 million in 2010. The Company has benefited from increasing balances in the loan portfolio yielding 5.87% during the quarter in lieu of allocating funds into the investment portfolio earning 3.39%. Also, as liabilities continue to mature and reprice at lower rates, the net interest income has, and is expected to continue to improve. During the most recent quarter, the cost of interest bearing deposits has fallen below 1% for the first time. As deposit rates are periodically re-priced to reflect market trends, the company has been able to both retain and grow deposits and has recorded a more than 6% increase in balances over the past year.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The Company continues to excel in managing risks in the loan portfolio as asset quality measures are among the best for banks with similar asset totals. Net loan charge-offs (annualized) were 0.18% of average loans in 2011 and 0.15% in the third quarter of 2010. The allowance for loan loss (ALLL) to total loans ratio was 1.16% at September 30, 2011 versus 1.07% a year ago. The Company’s allowance for loan losses covers 91% of nonperforming loans at September 30, 2011.
The Company, to date, has not experienced notable deterioration in credit quality despite less than favorable economic conditions over the past several years. Nonperforming loans were $4.5 million at September 30, 2011 or 1.71% of loans, up slightly from $3.9 million at December 31, 2010. Included in these totals is a single loan of $1 million fully secured by collateral for which no loss is expected to be incurred. For the quarter ending September 30, 2011 the provision for loan losses was $324, more than covering the net charge-offs for the period. Provision expense during the past two quarters was increased in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially-oriented focus.
The Company had no other-than-temporary impairment (“OTTI”) losses on investment securities in the quarter versus $1.46 million in the same 2010 quarter.
Non-interest income for the quarter, excluding impairment (OTTI) charges and securities gains, increased by $70 from a year ago. This is mainly due to realizing gains on other real estate in 2011 of $28 versus losses in 2010 of $56. Despite the addition to the lending staff, non-interest expenses were held in check for the third quarter of 2011 at $3.291 million as compared to $3.287 million for the same period in 2010.
Certain Non-GAAP Measures
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
Core earnings (earnings before other-than-temporary-impairment charge and certain other non-recurring items) increased for the nine months ended September 30, 2011 and the three months ended September 30, 2011 as compared to the comparable 2010 periods. Core earnings for the third quarter of 2011 was $1,045, or $0.23 per share, compared to $983, or $0.22 per share in the third quarter of 2010. Year-to-date September 30, 2011 core earnings stood at $3,158, or $0.70 per share compared to $3,056, or $0.68 per share a year ago.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The following is a reconciliation between core earnings and earnings under GAAP.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2011	2010	2011	2010
GAAP earnings (loss)	$1,054	$17	$3,244	$2,235
Impairment losses on investment securities	—	1,464	202	2,621
Investment gains not in the ordinary course of business *	(14)	—	(333)	(920)
Credits relating to reorganization — net	—	—	—	(457)
Tax effect of adjustments	5	(498)	45	(423)

Core earnings	$1,045	$983	$3,158	$3,056

Core earnings per share	$0.23	$0.22	$0.70	$0.68

*	Gains in 2010 were attributable to sales made to achieve a risk reduction strategy, while the gains in 2011 are due to the bankruptcy settlement on General Motors Corporation bonds.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Analysis of Net Interest Income — Nine months ended September 30, 2011 and 2010

	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$14,856	$45	0.39%	$28,503	$71	0.33%
Investment securities(1)(2)	184,877	4,967	3.59%	188,572	5,924	4.18%
Loans(1)(2)(3)	259,344	11,486	5.93%	237,936	11,107	6.23%

Total interest-earning assets	$459,077	$16,498	4.81%	$455,011	$17,102	5.01%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$72,796	$137	0.25%	$69,028	$203	0.39%
Savings	93,155	112	0.16%	88,615	173	0.26%
Time	161,791	2,270	1.88%	158,662	2,778	2.34%

Total interest-bearing deposits	327,742	2,519	1.03%	316,305	3,154	1.33%
Other borrowings	45,307	1,027	3.03%	60,303	1,727	3.83%
Subordinated debt	5,155	68	1.76%	5,155	70	1.83%

Total interest-bearing liabilities	$378,204	$3,614	1.28%	$381,763	$4,951	1.73%

Net interest income		$12,884			$12,151

Net interest rate spread(4)			3.53%			3.28%

Net interest margin(5)			3.76%			3.56%

(1)	Includes both taxable and tax exempt securities and loans.

(2)
The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. Tax-free income from loans and states of the U.S. and political subdivisions amounted to $37 and $528 for 2011 and $46 and $518 for 2010, respectively.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $12,884 at September 30, 2011 and $12,151 at September 30, 2010. During the recent reporting period the net interest margin registered 3.76% at September 30, 2011 and 3.56% at September 30, 2010.
The decrease in interest income, on a fully taxable equivalent basis, of $604 is the product of a 20 basis point decrease in interest rates earned and a 0.9% year-over-year increase in average earning assets. The decrease in interest expense of $1,337 was a product of a 45 basis point decrease in rates paid and a 0.9% decrease in interest-bearing liabilities. The net result was a 6.0% increase in net interest income on a fully taxable equivalent basis, and an 20 basis point increase in the Company’s net interest margin on an asset base of similar size, but different mix.
On a fully taxable equivalent basis, income on investment securities decreased by $957, or 16.2%. The average invested balances in securities decreased by $3,695, or 2.0%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 59 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
On a fully taxable equivalent basis, income on loans increased by $379, or 3.4%, for the nine months of 2011 compared to the same period in 2010. A $21,408 increase in the average balance of the loan portfolio, or 9.0%, was accompanied by a 30 basis point decrease in the portfolio’s tax equivalent yield.
Other interest income decreased by $26, or 36.6%, from the same period a year ago. The average balance of interest earning deposits decreased by $13,647, or 47.9%. The yield increased by 6 basis points during the first nine months of 2011 compared to 2010.
Average interest-bearing demand deposits and money market accounts increased by $3,768, or 5.5%, while average savings balances increased by $4,540, or 5.1%. Average total interest paid on interest-bearing demand deposits and money market account was $137, a $66 decrease from last year. The average rate paid on these products decreased by 14 basis points. Average total interest paid on savings accounts was $112, a $61 decrease from last year. The average rate paid on savings accounts decreased by 10 basis points. The average balance of time deposit products increased by $3,219, or 2.0%, as the average rate paid decreased by 46 basis points, from 2.34% to 1.88%. Interest expense decreased on time deposits by $508 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.
Average borrowings and subordinated debt decreased by $14,996 while the average rate paid on borrowings decreased by 77 basis points. FHLB borrowings, net of new short term advances taken in 2011, of $16,500 were paid off at their due dates in 2011. Management plans to pay down individual borrowings at their respective due dates in the future using current liquidity.
Impairment Analysis of Investment Securities
The Company owns 32 trust preferred securities totaling $34,917 (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. The market for these securities at September 30, 2011 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2011. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.
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
The effective fair value discount rates on an overall basis generally range from 18.31% to 49.35% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.
Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.26 per $1.00 of par value is representative of the fair value of the 32 trust preferred securities, with individual securities therein ranging from zero to $1.00.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The Company considered all information available as of September 30, 2011 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in 2010. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2011 or later.
Analysis of Other Income, Other Expense and Federal Income Tax for the First Nine Months
During the first three quarters of both 2010 and 2011, the amount charged to operations as a provision for loan loss was increased to account for the increase in charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors including factors specific to the local economy and to industries operating in the local market. The company has allocated a portion of the allowance for a number of specific problem loans through the first nine months of 2011, but has not experienced significant deterioration in any loan type including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types.
Total non-interest income, excluding investment gains and impairment losses, decreased by $108. After impairment losses and gains on investment securities, non-interest income increased by $2,176 from the same period a year ago.
Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $44 from the same period a year ago as a result of a lower volume of loans sold. Fees for other customer services decreased by $26. In November 2009, the Federal Reserve Board issued a final rule that was effective July 1, 2010, which prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. As a result of consumers’ choices, fee income has declined 1.6%. Loss on the sale of other real estate owned (OREO) was $71 at September 30, 2011, a decrease to income of $11 from the loss of $60 recorded at September 30, 2010. Other sources of non-recurring non-interest income decreased by $27 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Gains on securities called and net gains on the sale of available for sale investment securities decreased by $135 from year ago levels. Gains were offset by impairment losses attributable to trust preferred securities primarily issued by bank holding companies. Losses of $202 were recognized in 2011 as compared to $2,621 in 2010.
Total non-interest expenses in the first nine months were $9,967 in 2011 compared to $9,236 in 2010, an increase of $731, or 7.9%. Full time equivalent employment averaged 150 during the first nine months of 2011 and 147 in 2010. Salaries and benefits increased by $777, or 16.7%, from the similar period a year ago. The Company completed its management reorganization during 2010 and recorded credits of $457 related to various compensation plans, net of severance costs. Absent this credit, other expenses increased 6.3% between the comparable periods.
Charges for insurance premiums paid to the FDIC decreased by $128. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The change in the basis used to calculate the assessment resulted in the decrease in expense in 2011. The assessment base changed to an asset-based calculation effective for the second quarter of 2011. The Company anticipates its FDIC insurance expense will continue to adversely impact operating expenses for the year ended December 31, 2011.
All other expense categories increased by 2.1%, or $82 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The increase in 2011 is mainly due to third party fees for system upgrades.
The effective tax rate for the first nine months was 23.2% in 2011 and 13.8% in 2010, resulting in income tax expense of $979 and $358, respectively. Comparable amounts of non-taxable income had a greater effect on the lower pre-tax income in 2010.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	NINE MONTHS ENDED
	September 30, 2011		September 30, 2010
	Balance	%	Balance	%
Provision at statutory rate	$1,436	34.0%	$882	34.0%
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(99)	(2.3%)	(110)	(4.2%)
Tax effect of other non-taxable income	(393)	(9.3%)	(459)	(17.7%)
Tax effect of non-deductible expense	35	0.8%	45	1.7%

Federal income taxes	$979	23.2%	$358	13.8%

The majority of non-taxable income consists of interest on obligations of states and political subdivisions.
Net income registered $3,244 for the nine months ended September 30, 2011 and $2,235 for the similar period of 2010, representing per share amounts of $0.72 in 2011 and $0.49 in 2010.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
Analysis of Net Interest Income — Third quarter ended September 30, 2011 and 2010

	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$12,403	$10	0.32%	$25,959	$28	0.44%
Investment securities(1)(2)	188,967	1,590	3.39%	194,983	1,880	3.85%
Loans(1)(2)(3)	261,306	3,851	5.87%	233,800	3,671	6.25%

Total interest-earning assets	$462,676	$5,451	4.71%	$454,742	$5,579	4.89%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$72,882	$41	0.23%	$67,535	$66	0.39%
Savings	94,664	33	0.14%	89,299	39	0.17%
Time	163,819	740	1.79%	155,622	887	2.26%

Total interest-bearing deposits	331,365	814	0.98%	312,456	992	1.26%
Other borrowings	38,401	321	3.31%	58,813	550	3.71%
Subordinated debt	5,155	23	1.74%	5,155	25	1.97%

Total interest-bearing liabilities	$374,921	$1,158	1.23%	$376,424	$1,567	1.65%

Net interest income		$4,293			$4,012

Net interest rate spread(4)			3.48%			3.24%

Net interest margin(5)			3.72%			3.52%

(1)	Includes both taxable and tax exempt securities and loans.

(2)
The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. Tax-free income from loans and states of the U.S. and political subdivisions amounted to $14 and $162 for 2011 and $13 and $196 for 2010, respectively.

(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.

(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.
Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4,293 at September 30, 2011 and $4,012 at September 30, 2010. During the recent reporting period the net interest margin registered 3.72% at September 30, 2011 and 3.52% at September 30, 2010.
The decrease in interest income, on a fully taxable equivalent basis, of $128 is the product of a 18 basis point decrease in interest rates earned and a 1.7% year-over-year increase in average earning assets. The decrease in interest expense of $409 was a product of a 42 basis point decrease in rates paid and a 0.4% decrease in interest-bearing liabilities. The net result was a 7.0% increase in net interest income on a fully taxable equivalent basis, and a 20 basis point increase in the Company’s net interest margin on an asset base of similar size (1.8% increase), but different mix.
On a fully taxable equivalent basis, income on investment securities decreased by $290, or 15.4%. The average invested balances in securities decreased by $6,017, or 3.1% from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 46 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
On a fully taxable equivalent basis, income on loans increased by $180, or 4.9%, for the three months of 2011 compared to the same period in 2010. A $27,506 increase in the average balance of the loan portfolio, or 11.8%, was accompanied by a 38 basis point decrease in the portfolio’s tax equivalent yield.
Other interest income decreased by $18, or 64.3%, from the same period a year ago. The average balance of interest earning deposits decreased by $13,556, or 52.2%. The yield decreased by 12 basis points during the third quarter of 2011 compared to 2010.
Average interest-bearing demand deposits and money market accounts increased by $5,347, or 7.9%, while savings balances increased by $5,365, or 6.0%. Average total interest paid on interest-bearing demand deposits and money market account was $41, a $25 decrease from last year. The average rate paid on these products decreased by 16 basis points. Average total interest paid on savings accounts was $33, a $6 decrease from last year. The average rate paid on savings accounts decreased by 3 basis points. The average balance of time deposit products increased by $8,197 as the average rate paid decreased by 47 basis points, from 2.26% to 1.79%. Interest expense decreased on time deposits by $147 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.
Average borrowings and subordinated debt decreased by $20,412 while the average rate paid on borrowings decreased by 44 basis points. Short term FHLB borrowings of $3,500 were acquired in the third quarter, while long term FHLB borrowings of $1,500 were paid off during the third quarter. Management plans to pay down individual borrowings at their respective due dates in the future using current liquidity.
Analysis of Other Income, Other Expense and Federal Income Tax for the Third Quarter
Loan charge-offs during the quarter were $144 in 2011 compared to $25 in 2010, while the recovery of previously charged-off loans amounted to $70 during the third quarter of 2011 compared to $32 in the same period of 2010. The Company’s provision for loan losses during the quarter ended September 30, 2011 was $324 and $30 in the third quarter of 2010. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. The balance of the allowance for loan loss and provisions to the loan loss allowance are based on an assessment of both the risk of loss and the amount of loss on loans within the loan portfolio.
Total non-interest income, excluding investment gains and impairment losses, increased by $70. After impairment losses and gains on investment securities, non-interest income increased by $1,581 from the same period a year ago.
Gains on 1-4 residential mortgage loans sold in the secondary mortgage market decreased by $38 from the same period a year ago volume. Fees for other customer services increased by $29. Gain on the sale of other real estate owned (OREO) was $28 at September 30, 2011, an increase to income of $84 from the loss of $56 recorded at September 30, 2010. Other sources of non-recurring non-interest income decreased by $5 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.
Gains on securities called and net gains on the sale of available for sale investment securities increased by $47 from year ago levels. Gains were offset by impairment losses attributable to trust preferred securities primarily issued by bank holding companies. No losses were recognized in the third quarter of 2011 compared to $1,464 in the third quarter of 2010.
Total non-interest expenses in the third quarter were $3,291 in 2011 compared to $3,287 in 2010, an increase of $4, or 0.1%. Salaries and benefits increased by $102, or 5.9%, from the similar period a year ago. Charges for insurance premiums paid to the FDIC decreased by $162 due to a change in the base used to calculate premiums assessments. All other non-interest expenses decreased by less than 0.1%, or $36 in the aggregate. This expense category is subject to fluctuation due to non-recurring items.
Income before tax during the third quarter amounted to $1,372 in 2011 compared to a loss before tax benefit of $225 in 2010. The effective tax rate for the third quarter was 23.2% in 2011 and (107.56)% in 2010, resulting in income tax expense of $318 and income tax benefit of $242, respectively. Non-taxable income was proportionately larger to the pre-tax loss in 2010, creating a tax benefit. Third quarter net income was $1,054 in 2011 compared $17 in 2010. Income per share for the third quarter was $0.24 in September 2011 and $0.00 in 2010.

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
In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program late in 2009. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250 and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance. At September 30, 2011, the Bank did not have any deposits in the CDARS® program. For regulatory purposes, CDARS® is considered a brokered deposit even though reciprocal deposits can be generated from customers in the local market. The Bank also joined the ICS program which expands the CDARS concept to money market deposit accounts.
Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides yet another source of liquidity. At September 30, 2011, the Bank had approximately $14.5 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $792 of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $24.1 million cash management line, of which $20.1 million has not been dispersed, subject to posting additional collateral. The Bank has access to approximately 10% of total assets in brokered certificates of deposit that could be used as an additional source of liquidity. At September 30, 2011, there was a $1 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of September 30, 2011. Unpledged securities of $69,358 are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. As of September 30, 2011, the Bank can pay no dividends to the Company without regulatory approval. Future dividend payments by the Bank to the Company are based upon future earnings and the approval of the regulators. The Company has cash of $527 at September 30, 2011 available to meet cash needs. It also holds a $6 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses. Currently, any debt offerings or cash dividends to shareholders require prior approval of the regulators.
Cash and cash equivalents remained steady from $16,928 in September 2010 and $16,832 in September 2011.
The following table details the cash flows from operating activities for the nine months ended:

	September 30,
	2011	2010
Net income	$3,244	$2,235
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,706	1,208
Provision for loan loss	872	325
Investment securities gains	(873)	(1,008)
Impairment losses	202	2,621
Other real estate losses	71	60
Originations of loans held for sale	(2,840)	(5,927)
Proceeds from the sale of loans	2,948	5,346
Proceeds from IRS tax refund	1,400	—
Net gain on the sale of loans	(61)	(105)
Changes in:
Deferred tax	(357)	(827)
Prepaid FDIC assessment	500	605
Bank-owned life insurance	(351)	(316)
Other assets and liabilities	130	(1,087)

Net cash flows from operating activities	$6,591	$3,130

Key variations stem from: 1) Amortization on investments measured $1,276 at September 30, 2011 compared to $768 at September 30, 2010. 2) Gains were recognized on the sale, call or maturity of investments of $873 in 2011 compared to $1,008 in the same period of 2010. 3) Impairment losses of $202 were recognized in 2011 compared to $2,621 in 2010. 4) In 2011 a refund of $1,400 was received from the IRS. This was recorded at December 31, 2010 as a receivable as a result of $6.0 million of impaired security expense considered permanent for tax purposes. 5) Other liabilities decreased in 2010 due in part to a net $457 reduction in accrued post retirement and accrued severance as a result of management reorganization completed in 2010. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2011 and 2010.

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
The Company’s allowance for loan losses methodology consists of three elements: specific valuation allowances based on probable losses on specific loans; valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends; and general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the Company. These elements support the basis for determining allocations between the various loan categories and the overall adequacy of our allowance to provide for probable losses inherent in the loan portfolio.
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
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the necessary disclosures in Note 4.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share amounts)
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.
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
The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at September 30, 2011 and December 31, 2010. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2011. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.
During the previous twelve months, the Federal Reserve kept its target rate for overnight federal funds constant. At September 30, 2011, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 190 from the positive 318 basis points that existed at December 31, 2010, indicating that the yield curve had become less steeply upward sloping. At September 30, 2011, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

CORTLAND BANCORP AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands, except for per share amounts)
The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $15,645 for the twelve month period ending September 30, 2012.

	Net Interest Income		$ Change		% Change
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Change in Interest Rates:
Graduated increase of +300 basis points	$17,424	$16,610	$1,779	$1,477	11.37%	9.80%
Short-term rates unchanged (base case)	15,645	15,133	—	—	—	—
Graduated decrease of -300 basis points	13,124	12,642	(2,521)	(2,491)	-16.11%	-16.50%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Company’s Common Stock.
There were no repurchases of shares of the Company’s common stock during the three months ended September 30, 2011.
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable

CORTLAND BANCORP AND SUBSIDIARIES
INDEX TO EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only.	10-K(1)	3.1	03/16/06
	This restated document has not been filed with the State of Ohio.

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K(1)	3.2	03/16/06

	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06
	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07
	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

CORTLAND BANCORP AND SUBSIDIARIES
INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

10.16	Reserved

*10.17	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of June 1, 2010	8-K	10.17	06/02/10

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Fourth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of June 1, 2010	8-K	10.19	06/02/10

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

CORTLAND BANCORP AND SUBSIDIARIES
INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

10.30	Reserved

*10.31	Severance Agreement entered into by Cortland Bancorp with each of Messrs. Timothy Carney, James M. Gasior and David J. Lucido	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret	8-K	10.34	06/02/10

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

CORTLAND BANCORP AND SUBSIDIARIES

Incorporated by Reference
Exhibit				Filing	Filed
No.	Exhibit Description	Form	Exhibit	Date	Herewith

15	Letter re unaudited interim financial statements	N/A

18	Letter re change in accounting principles	N/A

19	Reports furnished to security holders	N/A

22	Published report regarding matters submitted to vote of security holders	N/A

23	Consents of experts and counsel — Consent of Independent Registered Public Accounting firms	N/A

24	Power of attorney	N/A

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101
The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Changes in Shareholders’ Equity; (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements. **

(1)	Film number 06691632

*	Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

CORTLAND BANCORP (Registrant)

/s/ James M. Gasior	Date: November 14, 2011
James M. Gasior
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Lucido	Date: November 14, 2011
David J. Lucido
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)