Form 10-K
period 2011-12-31
CORTLAND BANCORP INC
filed 2012-03-29
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted an posted pursuant to Rule405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Based upon the closing price of the registrant’s common stock of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,478,912. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

The number of shares outstanding of the issuer’s classes of common stock as of March 22, 2012: 4,525,528 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 22, 2012 are incorporated by reference into Part III.

Form 10-K for the Year Ended December 31, 2011

Table of Contents

		Form 10-K Page
PART I

Item 1.	Business	1-13
Statistical disclosure pursuant to Guide 3
I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
A.	Average balance sheets	18
B.	Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	18
C.	Rate/volume variances	32
II.	Investment portfolio
A.	Year-end balances	41
B.	Maturity schedule and weighted average yield	43
C.	Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	N/A
III.	Loan portfolio
A.	Year-end balances	38
B.	Maturities and sensitivities to changes in interest rates	38
C.	Risk elements
	Nonaccrual, past due and renegotiated loans	26
	Actual and pro forma interest on certain loans	26,77
	Nonaccrual policy	62
	Potential problem loans	77
	Foreign outstandings	N/A
	Loan concentrations	40
D.	Other interest-bearing assets	26
IV.	Summary of loan loss experience
A.	Analysis of the allowance for loan losses	37
	Factors influencing management’s judgment concerning the adequacy of the allowance and provision	35-37
B.	Allocation of the allowance for loan losses	37
V.	Deposits
A.	Average balances and rates	18
B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	78
VI.	Return on equity and assets	17
VII.	Short-term borrowings	78-79
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures	14

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
A.	Principal market	15
	Market prices	15
B.	Approximate number of holders	15

i

		Form 10-K Page
PART II (continued)
C.	Frequency and amount of dividends declared	16
D.	Restrictions on dividends	16
E.	Securities authorized for issuance under equity compensation plans	N/A
F.	Performance graph	N/A
G.	Repurchases of common stock	16

Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-53
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 8.	Financial Statements and Supplementary Data
A.	Management’s Annual Report on Internal Control Over Financial Reporting	54
B.	Report of Independent Registered Public Accounting Firm	55
C.	Consolidated Balance Sheet—December 31, 2011 and 2010	56
D.	Consolidated Statement of Income—Years ended December 31, 2011, 2010 and 2009	57
E.	Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2011, 2010 and 2009	58-59
F.	Consolidated Statement of Cash Flows—Years ended December 31, 2011, 2010 and 2009	60
G.	Notes to Financial Statements	61-96
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures
A.	Evaluation of disclosure controls and procedures	97
B.	Management’s Annual Report on Internal Control Over Financial Reporting	97
C.	Changes in internal control over financial reporting	97
Item 9B.	Other Information	97

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	98
Item 11.	Executive Compensation	99
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
Item 13.	Certain Relationships and Related Transactions, and Director Independence	99
Item 14.	Principal Accounting Fees and Services	99

PART IV

Item 15.	Exhibits and Financial Statement Schedules	100
SIGNATURES		101
EXHIBIT INDEX		102-105

ii

PART I

Item l. Business

THE CORPORATION

BRIEF DESCRIPTION OF THE BUSINESS

CORTLAND BANCORP

Cortland Bancorp (the Company) was incorporated under the laws of the State of Ohio in 1984, as a one bank holding company registered under the Bank Holding Company Act of 1956, as amended. The principal activity of the Company is to own, manage and supervise The Cortland Savings and Banking Company (Cortland Banks or the Bank). The Company owns all of the outstanding shares of the Bank.

The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve). As of December 31, 2011, the Bank was rated “satisfactory” for Community Reinvestment Act (CRA) purposes, and remained well capitalized.

The business of the Company and the Bank is not seasonal to any significant extent and is not dependent on any single customer or group of customers. The Company operates as a single line of business.

NEW RESOURCES LEASING CO.

New Resources Leasing Co. was formed in December 1987 under Ohio law as a separate entity to handle the function of commercial and consumer leasing. The wholly owned subsidiary has been inactive since incorporation.

CORTLAND BANKS

Cortland Banks is a full service, state chartered bank engaged in commercial and retail banking. The Bank’s services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, night depository, automated teller services, safe deposit boxes and other miscellaneous services normally offered by commercial banks. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending and trade financing. Consumer lending includes residential real estate, home equity and installment lending. Cortland Banks also offers a variety of Internet banking options.

Business is conducted at a total of fourteen offices, eight of which are located in Trumbull County, Ohio. Two offices are located in the communities of Windham and Mantua in Portage County, Ohio. One office is located in the community of Williamsfield, Ashtabula County, Ohio; two are located in the communities of Boardman and North Lima in Mahoning County, Ohio and one in Middlefield in Geauga County, Ohio.

The Bank’s main administrative and banking office is located at 194 West Main Street, Cortland, Ohio. The Hubbard, Niles Park Plaza, Victor Hills and Middlefield offices are leased, while all of the other offices are owned by Cortland Banks.

The Bank, as a state chartered banking organization and member of the Federal Reserve, is subject to periodic examination and regulation by both the Federal Reserve and the State of Ohio Division of Financial Institutions (Ohio Division). These examinations, which include such areas as capital, liquidity, asset quality, management practices and other aspects of the Bank’s operations, are primarily for the protection of the Bank’s depositors. In addition to these regular examinations, the Bank must furnish periodic reports to regulatory authorities containing a full and accurate statement of its affairs. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC announced that effective December 31, 2010, it will insure all non-interest bearing transaction accounts through December 31, 2012. Insured depository institutions can no longer opt-out of this coverage. This coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

CSB MORTGAGE COMPANY, INC.

CSB Mortgage Company, Inc. was formed as an Ohio corporation in December 2011. It is a wholly-owned subsidiary of Cortland Banks and will function as the originator of wholesale mortgage loans and the seller of company-wide mortgage loans in the secondary mortgage market. The operations of the newly-formed subsidiary will be conducted at the Bank’s main office at 194 West Main Street, Cortland, Ohio.

COMPETITION

Cortland Banks actively competes with state and national banks located in Northeast Ohio and Western Pennsylvania. It also competes for deposits, loans and other service business with a large number of other financial institutions, such as savings and loan associations, credit unions, insurance companies, consumer finance companies and commercial finance companies. Also, money market mutual funds, brokerage houses and similar institutions provide in a relatively unregulated environment many of the financial services offered by banks. In the opinion of management, the principal methods of competition are the rates of interest charged on loans, the rates of interest paid on deposit funds, the fees charged for services, and the convenience, availability, timeliness and quality of the customer services offered.

EMPLOYEES

As of December 31, 2011, the Company, through Cortland Banks, employed 140 full-time and 26 part-time employees. The Company provides its employees with a full range of benefit plans and considers its relations with its employees to be satisfactory.

GENERAL LENDING POLICY

Cortland Banks has obligations to the communities that it serves. The Bank’s lending policy is designed to provide a framework which will meet the credit needs and interests of the community and the bank.

It is the Bank’s objective to make loans to credit-worthy customers which benefit their interests. Loans made by the Bank are subject to the guidelines established in the loan policy that is approved by the Bank’s Board of Directors.

Cortland Banks has community banks in five Ohio counties: Trumbull, Portage, Ashtabula, Mahoning and Geauga. There are times when the Bank will go beyond its lending territory to accommodate people who have been customers of the bank and have moved out of the lending area. There are also times when excess funds are available and it is profitable to participate in loans with other banks or to participate in large projects for community development.

Each lending relationship is reviewed and graded in 6 categories which are (1) ability to pay, (2) financial condition, (3) management ability, (4) collateral and guarantors, (5) loan structure, and (6) industry and economic.

Further information can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

SUPERVISION AND REGULATION

The Company and the Bank are subject to Federal and state banking laws that are intended to protect depositors, not shareholders. Changes in Federal and state banking laws, including statutes, regulations, and policies of the bank regulatory agencies, could have a material adverse impact on our business and prospects. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Company and the Bank are subject to detailed, complex, and sometimes overlapping Federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include, but are not limited to, state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. In addition to minimum capital requirements, Federal law imposes other safety and soundness standards having to do with such things as internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation and benefits. The discussion to follow of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, the Company is subject to regulation, supervision, and examination by the Federal Reserve, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. The Bank is subject to regulation and supervision by the Ohio Division. As a member bank of the Federal Reserve, the Bank is also subject to regulation and supervision by the Federal Reserve. The Bank is examined periodically by the Federal Reserve and by the Ohio Division to test compliance with various regulatory requirements. If as a result of examination the Federal Reserve or the Ohio Division determines that a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory, or that the bank or its management is in violation of any law or regulation, the bank regulatory agencies may take a number of remedial actions. Bank regulatory agencies make regular use of their authority to take formal and informal supervisory actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses and for violations of any law, rule, or regulation, or any condition imposed in writing by the appropriate Federal banking regulatory authority. Potential supervisory and enforcement actions include appointment of a conservator or receiver, issuance of a cease-and-desist order that could be judicially enforced, termination of a bank’s deposit insurance, imposition of civil money penalties, issuance of directives to increase capital, entry into formal or informal agreements, including memoranda of understanding, issuance of removal and prohibition orders against institution- affiliated parties, and enforcement of these actions through injunctions or restraining orders.

The Company has been informed by its bank regulatory agencies, which provide regulatory oversight to the Company and the Bank, that the Company has fulfilled the terms of the informal assurances given to the agencies back in 2009.

Summarized in the Company’s annual reports and quarterly reports filed with the SEC since the informal assurances were first given to the Company’s Federal and state supervisory agencies in 2009, the Company and the Bank had agreed to obtain regulatory approval in order to incur debt, repurchase stock, or pay dividends, as well as agreeing to submit a plan to strengthen and improve management of the overall risk exposure of the investment portfolio, a plan to maintain an adequate capital position, a plan to strengthen board oversight of the management and operations, and a plan to improve the Bank’s earnings and overall condition.

Regulation of bank holding companies. A bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct operations in an unsafe or unsound manner. The Federal Reserve requires all bank holding companies to maintain capital at or above prescribed levels.

Federal Reserve policy requires that a bank holding company provide capital to its subsidiary banks during periods of financial stress or adversity and that the bank holding company maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting subsidiary banks. Bank holding companies may also be required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming common stock or other equity securities.

Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve to—acquire ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares),— acquire all or substantially all of the assets of another bank, or—merge or consolidate with another bank holding company.

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

Nonbanking activities. With some exceptions, the Bank Holding Company Act has for many years prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In its determination about whether a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public—such as greater convenience, increased competition, or gains in efficiency in resources—that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare. Under Bank Holding Company Act section 5(e), the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve determines that the activity or control constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank.

Capital. Risk-based capital requirements. Capital hedges risk, absorbing losses that can be predicted as well as losses that cannot be. According to the Federal Financial Institutions Examination Council’s explanation of the capital component of the Uniform Financial Institutions Rating System, commonly known as the “CAMELS” rating system, a rating system employed by the Federal bank regulatory agencies, a financial institution must “maintain capital commensurate with the nature and extent of risks to the institution and the ability of management to identify, measure, monitor, and control these risks. The effect of credit, market, and other risks on the institution’s financial condition should be considered when evaluating the adequacy of capital.” The minimum ratio of total capital to risk-weighted assets is 8.0%, of which at least 4.0% must consist of so-called Tier 1 capital. The minimum Tier 1 leverage ratio—Tier 1 capital to average assets—is 3.0% for the highest rated institutions and at least 4.0% for all others. These ratios are absolute minimums. In practice, banks are expected to operate with more than the absolute minimum capital. The Federal Reserve may establish greater minimum capital requirements for specific institutions. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by Federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of so-called brokered deposits. A bank that does not achieve and maintain the required capital levels may be issued a capital directive to ensure the maintenance of required capital levels.

Also known as core capital, Tier 1 capital consists of common shareholders’ equity, non-cumulative perpetual preferred stock, and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital, also known as supplementary capital, consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, other qualifying term debt, a limited amount of the allowance for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets), and certain other instruments that have some characteristics of equity. To determine risk-weighted assets, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, such as 0.0% for assets considered to have low credit risk, for example cash and certain U.S. government securities, 100.0% for assets with relatively higher credit risk, such as business loans, or a risk weight exceeding 100% for selected investments that are rated below investment grade or, if not rated, that are equivalent to investments rated below investment grade. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets. The Federal Reserve may also employ a market risk component in its calculation of capital requirements for nonmember banks engaged in significant trading activity. The market risk component could require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The Federal Reserve’s evaluation of an institution’s capital adequacy takes account of a variety of other factors, including, among others, interest rate risks to which the institution is subject, the level and quality of an institution’s earnings, loan and investment portfolio characteristics, and risks arising from the conduct of nontraditional activities. Accordingly, the Federal Reserve’s final supervisory judgment concerning an institution’s capital adequacy could differ significantly from the conclusions that might be derived from the absolute level of an institution’s risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios. This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or inordinate levels of risk.

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

Prompt corrective action. Every institution is classified into one of five categories, depending on the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Capital ratios as of December 31, 2011 are as follows:

	(Amounts in thousands)
	Cortland Bancorp		The Cortland Savings & Banking Company
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Actual	$54,881	14.18%	$52,261	13.59%
For capital adequacy purposes	30,967	8.00%	30,756	8.00%
To be well capitalized	38,709	10.00%	38,445	10.00%
Tier 1 capital to risk-weighted assets
Actual	51,739	13.37%	43,119	11.22%
For capital adequacy purposes	15,484	4.00%	15,378	4.00%
To be well capitalized	23,225	6.00%	23,067	6.00%
Tier 1 leverage capital
Actual	51,739	10.47%	43,119	8.79%
For capital adequacy purposes	19,768	4.00%	19,644	4.00%
To be well capitalized	24,711	5.00%	24,555	5.00%

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

Federal deposit insurance. Deposits in the Bank are insured by the FDIC to applicable limits through the Deposit Insurance Fund. Insured banks must pay deposit insurance premiums assessed semiannually and paid quarterly. The insurance premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Effective January 1, 2009, the FDIC increased assessment rates uniformly for all risk categories by 7 cents for the first quarter 2009 assessment period. In 2009, the FDIC adopted a rule that imposed a special assessment on banks payable in September 2009 and that allowed the FDIC to impose additional special assessments to replenish the Deposit Insurance Fund, which was badly depleted by bank failures. As an alternative to imposing additional special assessments on insured depository institutions or borrowing from the U.S. Treasury, on November 12, 2009, the FDIC adopted a proposal to increase deposit insurance assessments effective on January 1, 2011, and to require all insured depository institutions to prepay by the end of 2009 their deposit insurance assessments for the fourth quarter of 2009 and for the entirety of 2010 through 2012. Institutions recorded the prepaid FDIC insurance assessments as an asset as of December 31, 2009, later charging the assessments to expense in the periods to which the assessments apply. The Company and the Bank anticipate that assessment rates will continue to increase for the foreseeable future because of the significant cost of bank failures, because of the relatively large number of troubled banks, and because of the requirement of the recently enacted Dodd-Frank Act that the FDIC increase its insurance fund reserves to no less than $1.35 for each $100,000 of insured deposits (as of September 30, 2010, the reserve fund was ($0.15) for each $100,000 of insured deposits).

On November 9, 2010, the FDIC proposed to change its assessment base from total domestic deposits to average total assets minus average tangible equity, and was approved February 7, 2011, as required in the Dodd-Frank Act. The new assessment base became applicable in the second quarter of 2011, but the FDIC does not expect that the change in assessment base will change the deposit insurance premium revenue raised.

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

Selected regulations. Transactions with affiliates. The Bank must comply with section 23A and section 23B of the Federal Reserve Act, establishing rules for transactions by member banks with affiliates. These statutes protect banks from abuse in financial transactions with affiliates, preventing insured deposits from being diverted to support the activities of unregulated entities engaged in nonbanking businesses. Affiliate-transaction limits could impair a holding company’s ability to obtain funds from the bank subsidiary for the holding company’s cash needs, including funds for payment of dividends, interest, and operational expenses. Affiliate transactions include, but are not limited to, extensions of credit to affiliates, investments in securities issued by affiliates, the use of affiliates’ securities as collateral for loans to any borrower, and purchase of affiliate assets. An affiliate of a bank includes any company or entity that controls or is under common control with the bank. Generally, section 23A and section 23B of the Federal Reserve Act (1) limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus (2) limit the aggregate of covered transactions with all affiliates to 20% of capital and surplus, (3) impose strict collateral requirements on loans or extensions of credit by a bank to an affiliate, (4) impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company, (5) impose restrictions on the use of a holding company’s stock as collateral for loans by the subsidiary bank, and (6) require that affiliate transactions be on terms substantially the same as those provided to a non-affiliate.

Loans to insiders. The authority of the Bank to extend credit to insiders –meaning executive officers, directors, and greater than 10% shareholders—or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. These laws require that insider loans be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require that specified approval procedures be adhered to. Loans to an individual insider may not exceed the Federal legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any interested director not participating in the voting. Loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, but they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order, or other regulatory sanctions.

Loans to one borrower. Under Ohio law, the total loans and extensions of credit by an Ohio-chartered bank to a person outstanding at any time generally may not exceed 15% of the bank’s unimpaired capital, plus 10% of unimpaired capital for loans and extensions of credit fully secured by readily marketable collateral.

Dividends and Distributions. Shareholders of an Ohio corporation are entitled to dividends when, as, and if declared by the corporation’s board of directors. This principle of Ohio Corporate Law applies both to the Company and the Bank. Future dividends will be payable at the discretion of the board of directors and will depend on our earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the board of directors may deem relevant. A 1985 policy statement of the Federal Reserve declared that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. A bank holding company also must serve as a source of strength to its subsidiary banks, which could mean capital must be retained for further investments in subsidiary banks rather than being paid as dividends to stockholders.

The Company’s ability to obtain funds for the payment of cash dividends and for other cash requirements depends on the amount of dividends that may be paid by the Bank to the Company. Under Ohio law, a dividend may be declared by a bank from surplus, meaning additional paid-in capital, with the approval of (x) the Ohio Division and (y) the holders of two-thirds of the bank’s outstanding shares. Superintendent approval is also necessary for payment of a dividend if the total of all cash dividends in a year exceeds the sum of (x) net income for the year and (y) retained net income for the two preceding years. According to the Federal Reserve, it is a prudent banking practice to continue paying cash dividends if and only if the bank or holding company’s net income over the past year is sufficient to fully fund the dividends and if the prospective rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. Relying on 12 U.S.C. 1818(b), the Federal Reserve may restrict a member bank’s ability to pay a dividend if the Federal Reserve has reasonable cause to believe that the dividend would constitute an unsafe and unsound practice. A bank’s ability to pay dividends may be affected also by the Federal Reserve’s capital maintenance requirements and prompt corrective action rules. A bank may not pay a dividend if the bank is undercapitalized or if payment would cause the bank to become undercapitalized. Moreover, regulatory authorities may prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

A bank holding company may not purchase or redeem its equity securities without advance written approval of the Federal Reserve under Federal Reserve Rule 225.4(b) if the purchase or redemption, when combined with all other purchases and redemptions by the bank holding company during the preceding 12 months equals or exceeds 10% of the bank holding company’s consolidated net worth. However, advance approval is not necessary if the bank holding company is well managed, is not the subject of any unresolved supervisory issues, and both before and immediately after the purchase or redemption is well capitalized.

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

The commercial real estate risk management guidance does not impose rigid limits on commercial real estate lending but does create a much sharper supervisory focus on the risk management practices of banks with concentrations in commercial real estate lending. According to the guidance, an institution that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate, or is approaching or exceeds the following supervisory criteria may be identified for further supervisory analysis of the level and nature of its commercial real estate concentration risk –total reported loans for construction, land development, and other land represent 100% or more of the institution’s total capital, or -total commercial real estate loans represent 300% or more of the institution’s total capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

Developments affecting management and corporate governance. In June 2010, the Federal banking agencies jointly published their final Guidance on Sound Incentive Compensation Policies. The goal is to enable financial organizations to manage the safety and soundness risks of incentive compensation arrangements and to assist them with identification of improperly structured compensation arrangements. To ensure that incentive compensation arrangements do not encourage employees to take excessive risks that undermine safety and soundness, the incentive compensation guidance sets forth these key principles – -incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk, -these arrangements should be compatible with effective controls and risk management, and -these arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

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

In addition to numerous provisions that affect the business of banks and bank holding companies, the Dodd-Frank Act includes a number of provisions affecting corporate governance and executive compensation. The corporate governance and compensation provisions include: (1) a requirement that public companies solicit a Say-on-Pay vote, a Say-on-Frequency vote and, in the event of a merger or other extraordinary transaction, a Say-on-Golden Parachute vote; (2) requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants; (3) provisions calling for the SEC to adopt expanded disclosure requirements for the annual proxy statement and other filings, particularly in the area of executive compensation; and (4) provisions that will require the adoption or revision of certain other policies, such as compensation recovery policies providing for the recovery of executive compensation in the event of a financial restatement. The SEC and the stock exchanges are working to adopt a number of new rules and standards in order to implement the requirements of the Dodd-Frank Act discussed above. On January 25, 2011, the SEC adopted rules for implementing Say-on-Pay and the related advisory note on executive compensation provisions. The new rules and amendments to existing rules became effective on April 4, 2011, except that the Say-on-Golden Parachute requirements became effective for filings made on or after April 25, 2011, for all issuers. The new guidelines adopted under the Dodd-Frank Act could impose additional compliance burdens beyond those already imposed by the Federal bank regulatory agency guidelines.

Consumer protection laws and regulations. Banks are subject to regular examination to ensure compliance with Federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations, some of which are discussed below. Potential penalties under these laws include, but are not limited to, fines.

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (the “CRA”) and implementing regulations of the Federal banking agencies, a financial institution has a continuing and affirmative obligation—consistent with safe and sound operation—to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods. But the CRA does not establish specific lending requirements nor does the CRA limit an institution’s discretion to develop the types of products and services the institution believes are best suited to the community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance. Although CRA examinations occur regularly, CRA performance evaluations are used principally in the evaluation of regulatory applications submitted by an institution. Federal bank regulatory agencies consider CRA performance evaluations when they evaluate applications for such things as mergers, acquisitions, and applications to open branches. The Bank’s CRA performance rating is “satisfactory,” according to the evaluation dated October 17, 2011.

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

Privacy. Under the Gramm-Leach-Bliley Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 includes many provisions concerning national credit reporting standards and permits consumers to opt out of information-sharing for marketing purposes among affiliated

Predatory lending. What is commonly referred to as predatory lending typically involves one or more of the following elements—making unaffordable loans based on a borrower’s assets rather than the borrower’s ability to repay an obligation,—inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping, and-engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

The Home Ownership and Equity Protection Act of 1994 and implementing regulations adopted by the Federal Reserve require specified disclosures and extend additional protection to borrowers in closed-end consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The disclosures and protections are applicable to “high cost” transactions with any of the following features—interest rates for first lien mortgage loans more than eight percentage points above the yield on U.S. Treasury securities having a comparable maturity, -interest rates for subordinate lien mortgage loans more than 10 percentage points above the yield on U.S. Treasury securities having a comparable maturity, or -total points and fees paid in the credit transaction exceed the greater of either 8% of the loan amount or a specified dollar amount that is inflation-adjusted each year.

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

Signed into law on October 26, 2001, the USA PATRIOT Act of 2001 is omnibus legislation enhancing the powers of domestic law enforcement organizations to resist the international terrorist threat to United States security. Title III of the legislation, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, most directly affects the financial services industry, enhancing the Federal government’s ability to fight money laundering through monitoring of currency transactions and suspicious financial activities. The Act has significant implications for depository institutions and other businesses involved in the transfer of money – -a financial institution must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts, -no bank may establish, maintain, administer, or manage a correspondent account in the United States for a foreign shell bank, -financial institutions must abide by Treasury Department regulations encouraging financial institutions, their regulatory authorities, and law enforcement authorities to share information about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities, -financial institutions must follow Treasury Department regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies, -every financial institution must establish anti-money laundering programs, including the development of internal policies and procedures, designation of a compliance officer, employee training, and an independent audit function.

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

AVAILABLE INFORMATION

The Company files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 Amended (the Exchange Act). The Company’s website is www.cortland-banks.com. The Company makes available through its website, free of charge, the reports filed with the SEC, as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials filed with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item  1A. Risk Factors—Not applicable to the Company because it is a smaller reporting company.

Item 1B. Unresolved Staff Comments—Not applicable to the Company because it is a smaller reporting company.

Item 2. Properties

The Company owns no property. Its operations are conducted at 194 West Main Street, Cortland, Ohio.

The Bank’s business is conducted at a total of fourteen offices, including:

BOARDMAN Victor Hills Plaza 6538 South Avenue Boardman, Ohio 44512 330-629-9151	MANTUA 11661 State Route 44 Mantua, Ohio 44255 330-274-3111	VIENNA 4434 Warren-Sharon Road Vienna, Ohio 44473 330-394-1438

BRISTOL 6090 State Route 45 Bristolville, Ohio 44402 330-889-3062	MIDDLEFIELD 15561 West High Street Middlefield, Ohio 44062 440-632-0099	WARREN 2935 Elm Road Warren, Ohio 44483 330-372-1520

BROOKFIELD 7202 Warren-Sharon Road Brookfield, Ohio 44403 330-448-6814	NILES PARK PLAZA 815 Youngstown-Warren Road Suite 1 Niles, Ohio 44446 330-652-8700	WILLIAMSFIELD 5917 U.S. Route 322 Williamsfield, Ohio 44093 440-293-7502

CORTLAND 194 West Main Street Cortland, Ohio 44410 330-637-8040	NORTH BLOOMFIELD 8837 State Route 45 North Bloomfield, Ohio 44450 440-685-4731	WINDHAM 8950 Maple Grove Road Windham, Ohio 44288 330-326-2340

HUBBARD 890 West Liberty Street Hubbard, Ohio 44425 330-534-2265	NORTH LIMA 9001 Market Street North Lima, Ohio 44452 330-758-5884

The Bank’s main and administrative office is located at 194 West Main Street, Cortland, Ohio. The Hubbard, Niles Park Plaza, Victor Hills and Middlefield offices are leased, while all of the other offices are owned by Cortland Banks.

Item 3. Legal Proceedings

The Bank is involved from time to time in legal actions arising in the ordinary course of the Bank’s business. In the opinion of management, the outcomes from such legal proceedings, either individually or in the aggregate, are not expected to have any material effect on the Company.

Item 4. Mine Safety Disclosures—Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

The following is information regarding market information, holders and dividends.

The Company files quarterly reports on Form 10-Q, an annual report on Form 10-K, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements, with the SEC pursuant to section 13(a) or (15)d of the Exchange Act on Schedule 14A. In 2012, the Company’s quarterly reports will be filed within 45 days of the end of each quarter, and the Company’s annual report will be filed within 90 days of the end of the year. Any person may access these reports and statements free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, by visiting our web site at www.cortland-banks.com or by writing to:

Deborah L. Eazor

Cortland Bancorp

194 West Main Street

Cortland, Ohio 44410

The SEC also maintains a website at www.sec.gov where our filings and other information may be obtained free of charge.

The Company’s common shares trade on the NASDAQ OTC market under the symbol CLDB. The following brokerage firm is known to be relatively active in trading the Company’s common shares:

Boenning & Scattergood

9916 Brewster Lane

Powell, OH 43065

Telephone: 866-326-3113

The following table shows the prices at which the common shares of the Company have actually been purchased and sold in market transactions during the periods indicated. The range of market prices is compiled from data available through Yahoo Finance, Historical Prices. Figures shown for 2009 have been adjusted to give retroactive effect to the 1% stock dividend paid as of April l, 2009. As of March 22, 2012, the Company has approximately 1,568 shareholders of record.

	Price Per Share
	High	Low	Close
2011
Fourth Quarter	$7.60	$6.50	$6.80
Third Quarter	7.55	7.01	7.36
Second Quarter	7.90	5.91	7.15
First Quarter	6.25	5.30	6.00
2010
Fourth Quarter	$5.65	$5.01	$5.30
Third Quarter	5.25	4.55	5.11
Second Quarter	6.35	4.51	4.80
First Quarter	6.12	4.10	5.00
2009
Fourth Quarter	$4.70	$4.00	$4.25
Third Quarter	5.90	3.60	4.25
Second Quarter	6.95	4.10	4.30
First Quarter	12.38	3.00	5.28

For current share prices, please access our website at www.cortland-banks.com.

The Company did not pay a cash dividend in any years presented.

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2012 is $7,517,000 plus 2012 profits retained up to the date of the dividend declaration.

For the convenience of shareholders, the Company has established a plan whereby shareholders may have their dividends automatically reinvested in the common shares of the Company. Participation in the plan is completely voluntary and shareholders may withdraw at any time.

Shareholder and General Inquiries	Transfer Agent
Cortland Bancorp 194 West Main Street Cortland, Ohio 44410 (330) 637-8040 Attention: Deborah L. Eazor Vice President DLEazor@cortland-banks.com	IST Shareholder Services 209 West Jackson Boulevard, Suite 903 Chicago, Illinois 60606 (312) 427-2953

Please contact our transfer agent directly for assistance in changing your address, elimination of duplicate mailings, transferring shares or replacing lost, stolen or destroyed share certificates. Other questions regarding your status as a shareholder of the Company may be addressed to the Company at the address above.

The Company did not repurchase any of its common shares during the fourth quarter of 2011.

Item 6. Selected Financial Data

(In thousands of dollars, except for ratios and per share amounts)

	Years Ended December 31,
	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS
Total interest income	$21,110	$21,872	$23,623	$27,559	$28,992
Total interest expense	4,732	6,367	9,234	12,177	13,985

Net interest income (NII)	16,378	15,505	14,389	15,382	15,007
Provision for loan losses	1,196	505	427	1,785	40

NII after loss provision	15,182	15,000	13,962	13,597	14,967
Security gains (losses) including impairment losses	680	(1,694)	(14,070)	(1,112)	77
Mortgage banking gains	162	236	265	30	88
Other income	2,716	2,791	3,001	2,941	2,924

Total non-interest income	3,558	1,333	(10,804)	1,859	3,089
Total non-interest expenses	13,475	12,441	13,648	12,815	12,595

Income (Loss) Before Tax	5,265	3,892	(10,490)	2,641	5,461
Federal income tax expense (benefit)	1,193	621	(4,155)	288	1,111

Net Income (loss)	$4,072	$3,271	$(6,335)	$2,353	$4,350

PER COMMON SHARE DATA (1)
Net income (loss), both basic and diluted	$0.90	$0.72	$(1.40)	$0.52	$0.95
Cash dividends declared	—	—	—	0.86	0.85
Book value	10.10	9.25	8.16	8.01	10.90
BALANCE SHEET DATA
Assets	$519,830	$500,273	$497,299	$493,365	$492,694
Investments	185,916	188,458	171,924	191,754	238,622
Total loans	289,096	265,179	248,248	246,017	223,109
Allowance for loan losses	3,058	2,501	2,437	2,470	1,621
Deposits	422,765	391,509	387,495	379,953	364,788
Borrowings	42,273	57,901	63,366	68,148	70,413
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	45,719	41,852	36,908	36,028	48,824
AVERAGE BALANCES
Assets	$493,728	$486,588	$498,250	$488,371	$489,047
Investments	186,872	191,546	176,524	223,077	238,904
Total loans	261,080	237,624	238,290	222,440	215,496
Deposits	395,561	378,242	383,858	361,922	366,834
Borrowings	43,734	58,317	68,307	70,961	66,175
Subordinated debt	5,155	5,155	5,155	5,155	2,175
Shareholders’ equity	44,589	39,480	36,073	45,119	50,088
ASSET QUALITY RATIOS
Loan charge-offs	$(832)	$(616)	$(620)	$(1,100)	$(728)
Recoveries on loans	193	175	160	164	98

Net charge-offs	$(639)	$(441)	$(460)	$(936)	$(630)

Net charge-offs as a percentage of average total loans	0.24%	0.19%	0.19%	0.42%	0.29%
Loans 30+ days delinquent as a percentage of total loans	1.40%	1.38%	0.80%	0.57%	1.32%
Nonperforming loans	$4,714	$3,858	$2,034	$1,290	$2,831
Nonperforming securities	1,542	3,767	2,154	—	—
Other real estate owned	437	848	687	809	282

Total nonperforming assets	$6,693	$8,473	$4,875	$2,099	$3,113

Allowance for loan losses as a percentage of non-performing loans	64.87%	64.83%	119.81%	191.47%	57.26%
Nonperforming assets as a percentage of:
Total assets	1.29%	1.69%	0.98%	0.43%	0.63%
Equity plus allowance for loan losses	13.70	19.07	12.37	5.45	6.17
Tier I capital	12.94	18.11	10.59	4.03	6.38
FINANCIAL RATIOS
Return on average equity	9.13%	8.29%	(17.56)%	5.22%	8.68%
Return on average assets	0.82	0.67	(1.27)	0.48	0.89
Effective tax rate	22.66	15.96	(39.61)	10.90	20.34
Average equity-to-average asset ratio	9.03	8.11	7.24	9.24	10.24
Tangible equity ratio	10.47	9.59	9.09	10.58	11.00
Cash dividend payout ratio	—	—	—	165.38	89.69
Net interest margin	3.72	3.59	3.19	3.49	3.45

(1)	Basic and diluted earnings per common share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period, adjusted retroactively for the stock dividends.

For more information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedules show average balances of interest-earning and non interest-earning assets and liabilities, and shareholders’ equity for the years indicated. Also shown are the related amounts of interest earned or paid and the related average yields or interest rates paid for the years indicated. The averages are based on daily balances.

	(Fully taxable equivalent basis in thousands of dollars)
	2011			2010			2009
	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate
Interest-earning assets:
Interest-earning deposits and other earning assets	$12,738	$51	0.40%	$24,898	$92	0.36%	$59,923	$155	0.27%
Investment securities:
U.S. Treasury and other U.S. Government agencies and corporations	27,590	808	2.93%	34,610	1,228	3.55%	26,069	1,410	5.41%
U.S. Government mortgage-backed pass through certificates	101,347	3,141	3.10%	98,657	3,824	3.88%	89,715	4,407	4.91%
States of the U.S. and political subdivisions (Note 1, 2, 3)	36,534	2,118	5.80%	34,687	2,250	6.49%	28,569	2,000	7.00%
Other securities	21,401	424	1.98%	23,592	505	2.14%	32,171	1,148	3.57%

TOTAL INVESTMENT SECURITIES	186,872	6,491	3.47%	191,546	7,807	4.08%	176,524	8,965	5.08%
Loans (Note 1, 2, 3, 4)	261,080	15,314	5.87%	237,624	14,765	6.21%	238,290	15,229	6.39%

TOTAL INTEREST-EARNING ASSETS	460,690	$21,856	4.74%	454,068	$22,664	4.99%	474,737	$24,349	5.13%

Noninterest-earning assets:
Cash and due from banks	7,175			6,570			6,661
Premises and equipment	6,612			6,918			7,392
Other	19,251			19,032			9,460

TOTAL ASSETS	$493,728			$486,588			$498,250

Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$73,809	$176	0.24%	$69,295	$256	0.37%	$65,266	$436	0.67%
Savings	94,160	141	0.15%	89,049	212	0.24%	84,933	516	0.61%
Time	161,280	2,976	1.85%	158,578	3,611	2.28%	175,153	5,342	3.05%

TOTAL INTEREST-BEARING DEPOSITS	329,249	3,293	1.00%	316,922	4,079	1.29%	325,352	6,294	1.93%
Borrowings:
Securities sold under agreement to repurchase	5,236	5	0.10%	6,924	10	0.14%	6,218	9	0.14%
Subordinated debt	5,155	92	1.79%	5,155	93	1.81%	5,155	127	2.46%
Other borrowings under one year	6,458	95	1.47%	17,134	847	4.94%	11,285	620	5.49%
Other borrowings over one year	32,040	1,247	3.89%	34,259	1,338	3.91%	50,804	2,184	4.30%

TOTAL BORROWINGS	48,889	1,439	2.94%	63,472	2,288	3.60%	73,462	2,940	4.00%

TOTAL INTEREST-BEARING LIABILITIES	378,138	$4,732	1.25%	380,394	$6,367	1.67%	398,814	$9,234	2.32%

Non interest-bearing liabilities:
Demand deposits	66,312			61,320			58,506
Other liabilities	4,689			5,394			4,857
Shareholders’ equity	44,589			39,480			36,073

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$493,728			$486,588			$498,250

Net interest income		$17,124			$16,297			$15,115

Net interest rate spread (Note 5)			3.49%			3.32%			2.81%

Net interest margin (Note 6)			3.72%			3.59%			3.19%

Note 1—	Includes both taxable and tax exempt securities and loans.

Note 2—	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. Tax-free income from states of the U.S. and political subdivisions and loans amounted to $1.4 million and $100,000 for 2011, $1.5 million and $121,000 for 2010, $1.4 million and $166,000 for 2009.

Note 3—	Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and include both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

Note 4—	Interest earned on loans includes net loan fees of $295,000 in 2011, $264,000 in 2010, $245,000 in 2009.

Note 5—	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

Note 6—	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

FINANCIAL REVIEW

The following is management’s discussion and analysis of the financial condition and results of operations of the Company. The discussion should be read in conjunction with the Consolidated Financial Statements and related notes and summary financial information included elsewhere in this annual report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In addition to historical information, certain information included in this discussion and other materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company) may contain forward-looking statements that involve risks and uncertainties. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or similar terminology identify forward-looking statements. These statements reflect management’s beliefs and assumptions, and are based on information currently available to management.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operation are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

With these methodologies, a general allowance is established for each loan type based on historical losses for each loan type in the portfolio. Additionally, management allocates a specific allowance for “Impaired Credits,” which is based on current information and events, it is probable the Company will not collect all amounts due according to the original contractual terms of the loan agreement. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. Additional information regarding allowance for credit losses can be found in Item 8, Note 3 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Investment Securities and Impairment

The classification and accounting for investment securities is discussed in detail in Item 8, Notes 1 and 2 to the Consolidated Financial Statements. Investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions, if any, with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities, if any, flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of the Company’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. At each reporting date, the Company assesses whether there is an “other-than-temporary” impairment to the Company’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income (loss).

The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during 2011 in accordance with FASB ASC topic 320, Investments—Debt and Equity Securities. The purpose of this ASC is to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to communicate more effectively when an OTTI event has occurred. This ASC amends the OTTI guidance in GAAP for debt securities, improves the presentation and disclosure of OTTI on investment securities and changes the calculation of the OTTI recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to OTTI of equity securities.

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

Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and further more in this Management’s Discussion and Analysis.

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Item 8, Note 10, to the Consolidated Financial Statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. We conduct periodic assessments of deferred tax assets to determine if it is more-likely-than-not that they will be realized. In making these assessments, we consider taxable income in prior periods, projected future taxable income, potential tax planning strategies and projected future reversals of deferred tax items. These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

CORPORATE PROFILE

The Company is a bank holding company headquartered in Cortland, Ohio whose principle activity is to manage, supervise and otherwise serve as a source of strength to the Bank.

Cortland Banks, with total assets of approximately $519.8 million at December 31, 2011, is a state chartered bank engaged in commercial and retail banking services. The Bank offers a full range of financial services to its local communities with an ongoing strategic focus on commercial banking relationships.

CSB Mortgage Company, Inc. (CSB) is a wholly-owned subsidiary of Cortland Banks, and will function as the originator of wholesale mortgage loans and the seller of company-wide mortgage loans in the secondary mortgage market.

The Bank’s results of operations depend primarily on net interest income, which in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by the shape of the market yield curve, the repricing of interest-earning assets and interest-bearing liabilities and the prepayment rate of mortgage-related assets. Results of operations may be affected significantly by general and local economic conditions, particularly those with respect to changes in market interest rates, credit quality, governmental policies and actions of regulatory authority.

2011 OVERVIEW

Net income for 2011 was $4.072 million, or $0.90 per share, representing an increase of $0.18 from the $0.72 per share in 2010.

Amid more rigorous regulatory standards and an uncertain economy, the Company continues to follow its core strategic direction. Operating results reflect its commitment to growing loans and deposits in the markets in which it operates and in producing consistent positive earnings. On the heels of the financial crisis, the Company now has posted positive earnings in each of the last nine quarters dating back to the fourth quarter of 2009.

The Company’s financial results for 2011 were affected by these notable specific factors:

•

Core earnings for the year which exclude non-recurring items such as impairment loss and gain on securities sales were $4.0 million compared to $4.2 million for 2010, a decrease of 4.2% mainly attributed to the start-up costs of the mortgage banking subsidiary.

•	The Company’s recognition of pre-tax OTTI losses on investment securities fell dramatically in 2011 to $202,000 versus $2.7 million in 2010.

•

Net interest margin for the full year 2011 was 3.72%, or 13 basis points higher than the 3.59% in 2010. The Company continues to optimally manage its balance sheet in this historically low interest rate environment.

•

The Company continues to excel in managing risks in the loan portfolio as asset quality measures are among the best for banks with similar asset totals. Net loan charge-offs were 0.24% of average loans in 2011 and 0.19% of average loans in 2010 and the allowance for loan loss (ALLL) to total loans ratio was 1.06% and 0.94% at the 2011 and 2010 year end, respectively. The Company’s allowance for loan losses covers 86.0% of nonaccrual loans at December 31, 2011.

The Company, to date, has not experienced notable deterioration in credit quality despite less than favorable economic conditions over the past several years. Nonperforming loans (which includes other real estate owned (OREO)) were $5.2 million at December 31, 2011, or 1.78% of loans, up slightly from $4.7 million at December 31, 2010. Included in these totals is a single loan of $1.0 million fully secured by collateral for which no loss is expected to be incurred. Loans considered as potential problem loans increased from $6.8 million at December 31, 2010 to $8.9 million at December 31, 2011. For the year ending December 31, 2011, the provision for loan losses was $1.2 million, more than double the prior year provision of $505,000, and far exceeding the net charge-offs for the year of $639,000. Provision expense during 2011 was increased in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially-oriented focus. With the fragile state of today’s economy, it is prudent to address the potential for losses based upon worsening conditions. The Company was able to do this and still achieve improved earnings results.

Total loans at December 31, 2011 were $289.1 million as compared to $265.2 million a year ago, a 9.0% increase. Total assets of $519.8 million at December 31, 2011 reflect a modest increase of 3.9% from asset totals of $500.3 million at December 31, 2010, as management orchestrates balance sheet strategies designed to reinvest cash flows from its investment portfolio and increase loan balances with no material change in composite asset totals. This balance sheet strategy is designed to improve net interest income margins and overall profitability while maintaining assets which support the Company’s current capital position.

In addition to building loan loss reserves, the Company has also continued to increase its capital levels. With capital as the ultimate cushion to absorb any unforeseen negative consequences of the struggling economy, capital levels for banks across the industry have been closely monitored by Federal and state bank regulators. The Company’s regulatory capital ratios exceed the statutory well capitalized thresholds by a comfortable margin. In the current regulatory environment, regulatory oversight bodies expect banks to maintain ratios above the statutory levels as a margin of safety. The Company’s calculated capital ratios are as follows at December 31, 2011: a Tier 1 leverage ratio of 10.47% (compared to a “well-capitalized” threshold of 5.0%); a Tier 1 risk-based capital ratio of 13.37% (compared to a “well-capitalized” threshold of 6.00%); and a total risk-based capital ratio of 14.18% (compared to a “well-capitalized” threshold of 10.00%).

In the midst of earnings pressures brought on by the economic downturn, interest rate compression and investment impairment issues, the Company devoted substantial attention in 2011 to profit improvement measures, balance sheet restructuring and a reorganization of its management structure. The Company’s management team continues to focus on measures designed to enhance capital and to provide for adequate liquidity for lending and business development purposes. New strategies are being pursued to improve market penetration and product expansion, with the objective of increasing both the interest income and non-interest income revenue base.

The Company incurred over $200,000 in non-interest expenses in 2011 associated with the anticipated start-up of the mortgage banking subsidiary, CSB. As its operations ramp up in 2012, CSB is expected to enhance the Company’s non-interest income. CSB anticipates partnering with mortgage brokers in contiguous states to originate mortgage loans. It is expected the loans will be sold to investors in the secondary market, generating a profit margin.

Total shareholders’ equity at December 31, 2011 was $45.7 million, representing a ratio of equity capital to total assets of 8.79%. In comparison, total shareholders’ equity was $41.9 million at December 31, 2010, representing a ratio of equity capital to total assets of 8.37%. A component of shareholders’ equity is accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale. Net unrealized losses on available-for-sale investment securities were $2.7 million at December 31, 2011 as compared with net unrealized losses of $2.5 million at December 31, 2010. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The increase in net unrealized losses resulted primarily from a decreased market value of trust preferred securities at December 31, 2011.

No cash dividends on the Company’s common stock were paid in 2011 or 2010.

Return on average equity was 9.1% in 2011 compared to 8.3% in 2010, while return on average assets measured 0.8% in 2011 compared to 0.7% in 2010. Book value per share increased by $0.85 to $10.10 at December 31, 2011 from $9.25 at December 31, 2010. The price of the Company’s common shares traded in a range between a low of $5.30 and a high of $7.90, closing the year at $6.80 per share.

CERTAIN NON-GAAP MEASURES

Certain financial information has been determined by methods other than GAAP. Specifically, certain financial measures are based on core earnings rather than net income. Core earnings exclude income, expense, gains and losses that either are not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Such information may be useful to both investors and management and can aid them in understanding the Company’s current performance trends and financial condition. Core earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non-GAAP measure of core earnings is referenced as part of management’s discussion and analysis of quarterly and year-to-date financial results of operations.

Core earnings, which exclude the OTTI charge, FDIC special assessment and certain other non-recurring items, were $4.0 million in 2011 compared to $4.2 million in 2010. Core earnings per share were $0.88 in 2011, $0.92 in 2010 and $0.77 in 2009.

The following is a reconciliation between core earnings and earnings (loss) under GAAP:

	(Amounts in thousands, except per share data) Years Ended December 31,
	2011	2010	2009
GAAP earnings (loss)	$4,072	$3,271	$(6,335)
Impairment losses on investment securities	202	2,712	14,502
Investment gains not in the ordinary course of business *	(344)	(920)	—
FDIC special assessment	—	—	224
(Credits) expenses relating to reorganization—net	—	(457)	120
Tax effect of adjustments	48	(454)	(5,048)

Core earnings	$3,978	$4,152	$3,463

Core earnings per share	$0.88	$0.92	$0.77

*	Gains in 2010 were attributable to sales made to achieve a risk reduction strategy, while the gains in 2011 are due to the bankruptcy settlement on General Motors Corporation bonds.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

The economic turmoil that began in the middle of 2007 and continued through 2008 and 2009 has now settled into a slow economic recovery in 2010 and 2011. At this time, the recovery has somewhat uncertain prospects. The risks associated with the Company’s business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. While the Company is taking steps to decrease and limit exposure to problem loans, it nonetheless retains direct exposure to the residential and commercial real estate markets, and is affected by these events. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Act.

The Dodd-Frank Act is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on the Company. In July 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s net interest margin. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of the Dodd-Frank Act, a process that will extend at least over the next twelve months and may last several years, management will not be able to fully assess the impact the legislation will have on its business.

BALANCE SHEET COMPOSITION

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets at December 31 for the period indicated. Average assets totaled $493.7 million in 2011 compared to $486.6 million in 2010 and $498.3 million in 2009.

	2011	2010	2009
Sources of Funds:
Deposits:
Non-interest bearing	13.4%	12.6%	11.8%
Interest bearing	66.7	65.1	65.3
Federal funds purchased and repurchase agreements	—	—	—
Long-term debt and other borrowings	8.9	12.0	13.7
Subordinated debt	1.0	1.1	1.0
Other non-interest bearing liabilities	1.0	1.1	1.0
capital	9.0	8.1	7.2

	100.0%	100.0%	100.0%

Uses of Funds:
Loans	52.9%	48.8%	47.8%
Securities	37.8	39.4	35.4
Interest-earning deposits and other assets	2.6	5.1	12.0
Bank-owned life insurance	2.6	2.6	2.6
Other non-interest earning assets	4.1	4.1	2.2

Total	100.0%	100.0%	100.0%

Deposits continue to be the Company’s primary source of funding. During 2011, the relative mix of deposits has remained steady with interest-bearing being the main source. Average non-interest bearing deposits totaled 16.8% of total average deposits in 2011, compared to 16.2% in 2010 and 15.2% in 2009. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

The Company primarily invests funds in loans and securities. Prior to 2008, securities were the largest component of the Company’s mix of invested assets. Since then, loans have become the largest component. Average securities decreased $4.7 million, or 2.4%, to $186.9 million during 2011 from $191.5 million in 2010, while average loans increased by $23.5 million, or 9.9%, to $261.1 million during 2011 from $237.6 million in 2010. Interest-earning deposits and other earning asset components decreased in 2011 to 2.6% from 5.1% in 2010 because the average balance decreased to $12.7 million in 2011 from $24.9 million in 2010. Bank management had elected to employ a higher level of deposits at the Federal Reserve Bank which are now interest bearing to achieve a higher level of short-term liquidity needed to support loan demand and compensate for poorly functioning credit markets. Beginning in June 2009, management began investing a portion of liquid funds into short-term investment grade securities.

ASSET QUALITY

The Company’s management regularly monitors and evaluates trends in asset quality. Loan review practices and procedures require detailed monthly analysis of delinquencies, nonperforming assets and other sensitive credits. Mortgage, commercial and consumer loans are moved to non-accrual status once they reach 90 days past due or when analysis of a borrower’s creditworthiness indicates the collection of interest and principal is in doubt.

Additionally, as part of the Company’s loan review process, management routinely evaluates risks which could potentially affect the ability to collect loan balances in their entirety. Reviews of individual credits, aggregate account relationships or any concentration of credits in particular industries are subject to a detailed loan review.

In addition to nonperforming loans, nonperforming assets include nonperforming investment securities, restructured loans and real estate acquired in satisfaction of debts previously contracted. Gross income that would have been recorded in 2011 on these nonperforming loans, had they been in compliance with their original terms, was $390,000. Interest income that actually was included in income on these loans amounted to $260,000. Gross income that would have been recorded in 2011 on nonperforming investments, had they been in compliance with their original terms, was $779,000. Income that actually was included in income on these investments amounted to $290,000. There are no accruing loans which are contractually past due 90 days or more as to principal or interest payments. The following table depicts the trend in these potentially problematic asset categories at December 31:

	(Amounts in thousands)
	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial real estate	$1,470	$307	$350	$469	$1,572
Commercial loans	70	132	116	140	146
Residential real estate	842	1,040	718	237	499
Consumer loans	1,073	1,085	46	12	17
Home equity loans	111	47	—	—	51

Total non-accrual loans	3,566	2,611	1,230	858	2,285
Investment securities	1,542	3,767	2,154	—	—
Other real estate owned	437	848	687	809	282
Restructured loans	1,148	1,247	804	432	546

Nonperforming assets	$6,693	$8,473	$4,875	$2,099	$3,113

The table below provides a number of asset quality ratios based on this data. Problem loans accounted for on a non-accrual basis ranged from a high of $3.6 million in 2011 to a low of $858,000 in 2008. The total for non-accrual loans in 2011 of $3.6 million is slightly higher than the average of the five years, which is $2.1 million. The ratio of non-accrual loans to total loans, which was 1.02% at December 31, 2007, improved to 0.35% at December 31, 2008, then increased to 0.50% at December 31, 2009 and further increased to 0.98% at December 31, 2010 and 1.23% at December 31, 2011. In 2010, a single consumer loan of $1.0 million secured by collateral for which no loss was expected to be incurred, was included as non-accrual. The total of all loans past due more than 30 days were in excess of $2.9 million, or 1.32%, of loan balances at December 31, 2007, then declined to $1.4 million, or 0.57%, at December 31, 2008, increased to $2.0 million, or 0.80%, at December 31, 2009 and further increased to $3.6 million, or 1.38%, at December 31, 2010 and $4.1 million, or 1.40%, at December 31, 2011. Loans charged-off, net of recoveries, increased to $639,000 for 2011, compared to $630,000 for 2007, $936,000 for 2008 and $460,000 for 2009 and $441,000 for 2010.

The Company recognizes that an extraordinary amount of uncertainty currently exists regarding credit quality as a result of the rapid deterioration of the U.S. economy beginning in the final quarter of 2008. Regionally, the housing market continues to be negatively impacted by a high level of bankruptcy filings and home foreclosures, while unemployment levels have shown little improvement and business failures are now being reported on a more routine basis. Accordingly, loan loss reserves were increased by $1.8 million in 2008 to account for charge-offs against the allowance and to give recognition to the economy’s steep slide into a serious and likely long lasting recession, with expectations for deterioration on credit quality arising from faltering economic and financial conditions. In 2011 and 2010, the loan loss reserve was further increased by $1.2 million and $505,000, respectively. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

At December 31, 2011, there was $1.5 million of the Company’s holdings in trust preferred securities considered to be in non-accrual status. Through December 31, 2011, the Company’s management was notified that the quarterly interest payments for 15 of its 29 investments in trust preferred securities had been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All the other trust preferred securities remain in accrual status.

	2011	2010	2009	2008	2007
Non-accrual loans as a percentage of total loans	1.23%	0.98%	0.50%	0.35%	1.02%
Nonperforming assets as a percentage of total assets	1.29%	1.69%	0.98%	0.43%	0.63%
Nonperforming assets as a percentage of equity capital plus allowance for loan losses	13.70%	19.07%	12.37%	5.45%	6.17%

RESULTS OF OPERATIONS

Analysis of Net Interest Income—Years Ended December 31, 2011 and 2010

	(Amounts in thousands)
	December 31, 2011			December 31, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$12,738	$51	0.40%	$24,898	$92	0.36%
Investment securities (1)(2)(3)	186,872	6,491	3.47%	191,546	7,807	4.08%
Loans (1)(2)(3)(4)	261,080	15,314	5.87%	237,624	14,765	6.21%

Total interest-earning assets	$460,690	$21,856	4.74%	$454,068	$22,664	4.99%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$73,809	$176	0.24%	$69,295	$256	0.37%
Savings	94,160	141	0.15%	89,049	212	0.24%
Time	161,280	2,976	1.85%	158,578	3,611	2.28%

Total interest-bearing deposits	329,249	3,293	1.00%	316,922	4,079	1.29%
Other borrowings	43,734	1,347	3.08%	58,317	2,195	3.76%
Subordinated debt	5,155	92	1.79%	5,155	93	1.81%

Total interest-bearing liabilities	$378,138	$4,732	1.25%	$380,394	$6,367	1.68%

Net interest income		$17,124			$16,297

Net interest rate spread (5)			3.49%			3.31%

Net interest margin (6)			3.72%			3.59%

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. Tax-free income from states of the U.S. and political subdivisions and loans amounted to $1.4 million and $100,000 for 2011 and $1.5 million and $121,000 for 2010, respectively.
(3)	Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and include both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.
(4)	Interest earned on loans includes net loan fees of $295,000 in 2011 and $264,000 in 2010.
(5)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(6)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

Net interest income, which continued to be the principal source of the Company’s earnings in 2011, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. Net interest income provides the core earnings base for the Company and increased 5.6% to $16.4 million in 2011 versus $15.5 million in 2010. During this extended period of historically low interest rates, the repricing of deposits initially trailed the pace of declining rates on assets. As liabilities continue to mature and reprice at lower rates, the net interest margin has, and is expected to continue to improve. Net interest income on a fully tax-equivalent basis measured $17.1 million in the year ended 2011 and $16.3 million in the year ended 2010, generating a net interest margin of 3.72% in 2011 and 3.59% in 2010.

The decrease in interest income, on a fully taxable equivalent basis, of $808,000 was the product of a 1.5% year-over-year increase in average earning assets and a 25 basis point decrease in interest rates earned. The decrease in interest expense of $1.6 million was a product of a 0.6% decrease in interest-bearing liabilities and a 42 basis point decrease in rates paid. The net result was a 5.1% increase in net interest income on a fully tax-equivalent basis and a 13 basis point increase in the Company’s net interest margin.

On a fully tax-equivalent basis, income on investment securities decreased by $1.3 million, or 16.9%. The average invested balances decreased by $4.7 million from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 61 basis point decrease in the tax-equivalent yield of the portfolio. The decrease in the average balance of investment securities resulted from management’s decision to divert the cash flows generated from the investment portfolio in the fourth quarter of 2011 into the commercial loan and mortgage banking portfolios. During the year ended December 31, 2011, $57.7 million in investment securities were purchased while $44.4 million were called by the issuer or matured. During the year ended December 31, 2010, $85.8 million in investment securities were purchased while $53.7 million were called by the issuer or matured. As the Company managed its balance sheet for asset growth, asset mix and liquidity, as well as current interest rates and interest rate forecasts, several securities in the investment portfolio were sold for $14.5 million in mid-2011. The sale was intended to reduce the interest rate risk in the portfolio given the eventual interest rate increases expected post-economic recovery as well as dispose of smaller balance securities. Sales of $15.2 million were made in 2010. The Company expects to continue re-deployment of liquidity into loans and investments. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Interest and fees on loans increased by $549,000 on a fully tax-equivalent basis, or 3.7%, for the twelve months of 2011 compared to 2010. A $23.5 million increase in the average balance of the loan portfolio, or 9.9%, was accompanied by a 34 basis point decrease in the portfolio’s tax equivalent yield. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Other interest income decreased by $41,000 from the same period a year ago. The average balance of interest-earning deposits and other earning assets decreased by $12.2 million, or 48.8%, reflecting the re-deployment of liquidity held during the recession. The yield increased by 4 basis points during 2011 compared to 2010.

Average interest-bearing demand deposits and money market accounts increased by $4.5 million, and savings increased by $5.1 million. The average rate paid on these products decreased by 11 basis points in the aggregate. The average balance of time deposit products increased by $2.7 million, as the average rate paid decreased by 43 basis points, from 2.28% to 1.85%. Total interest paid on these products was $3.0 million, a $635,000 decrease from a year ago. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt decreased by $14.6 million while the average rate paid on borrowings decreased by 66 basis points. FHLB borrowings of $20.5 million were paid off at their due dates in 2011, of which $8.5 million was long term notes maturing. In the fourth quarter of 2011, the Bank borrowed $5.0 million in short-term FHLB borrowings to assist in funding the high commercial loan demand at year end. Management plans to pay down individual long term borrowings at their respective due dates in the future using current liquidity and utilizing short-term borrowings during peak demand. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Analysis of Net Interest Income—Years Ended December 31, 2010 and 2009

	(Amounts in thousands)
	December 31, 2010			December 31, 2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$24,898	$92	0.36%	$59,923	$155	0.27%
Investment securities (1)(2)(3)	191,546	7,807	4.08%	176,524	8,965	5.08%
Loans (1)(2)(3)(4)	237,624	14,765	6.21%	238,290	15,229	6.39%

Total interest-earning assets	$454,068	$22,664	4.99%	$474,737	$24,349	5.13%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$69,295	$256	0.37%	$65,266	$436	0.67%
Savings	89,049	212	0.24%	84,933	516	0.61%
Time	158,578	3,611	2.28%	175,153	5,342	3.05%

Total interest-bearing deposits	316,922	4,079	1.29%	325,352	6,294	1.93%
Other borrowings	58,317	2,195	3.76%	68,307	2,813	4.12%
Subordinated debt	5,155	93	1.81%	5,155	127	2.46%

Total interest-bearing liabilities	$380,394	$6,367	1.68%	$398,814	$9,234	2.32%

Net interest income		$16,297			$15,115

Net interest rate spread (5)			3.31%			2.81%

Net interest margin (6)			3.59%			3.19%

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. Tax-free income from states of the U.S. and political subdivisions and loans amounted to $1.5 million and $121,000 for 2010 and $1.4 million and $166,000 for 2009, respectively.
(3)	Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and include both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.
(4)	Interest earned on loans includes net loan fees of $264,000 in 2010 and $245,000 in 2009.
(5)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(6)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

Net interest income, which continued to be the principal source of the Company’s earnings in 2010, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. Net interest income provides the core earnings base for the Company and increased 7.6% to $15.5 million in 2010 versus $14.4 million in 2009. During this extended period of historically low interest rates, the repricing of deposits initially trailed the pace of declining rates on assets. As liabilities continue to mature and reprice at lower rates, the net interest margin has, and is expected to continue to improve. Net interest income on a fully tax-equivalent basis measured $16.3 million in the year ended 2010 and $15.5 million in the year ended 2009, generating a net interest margin of 3.59% in 2010 and 3.19% in 2009.

The decrease in interest income, on a fully taxable equivalent basis, of $1.7 million was the product of a 4.4% year-over-year decrease in average earning assets and a 14 basis point decrease in interest rates earned. The decrease in interest expense of $2.9 million was a product of a 4.6% decrease in interest-bearing liabilities and a 64 basis point decrease in rates paid. The net result was a 7.8% increase in net interest income on a fully tax-equivalent basis and a 40 basis point increase in the Company’s net interest margin.

On a fully tax-equivalent basis, income on investment securities decreased by $1.2 million, or 12.9%. The average invested balances increased by $15.0 million from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 100 basis point decrease in the tax-equivalent yield of the portfolio. The increase in the average balance of investment securities resulted from a management decision to steadily invest liquid funds into short-term investment grade securities beginning in the second half of 2009. During the year ended December 31, 2010, $85.8 million in investment securities were purchased while $53.7 million were called by the issuer or matured. During the year ended December 31, 2009, $51.5 million in investment securities were purchased while $63.9 million were called by the issuer or matured. As the Company managed its balance sheet for asset growth, asset mix and liquidity, as well as current interest rates and interest rate forecasts, several securities in the investment portfolio were sold for $15.2 million in mid-2010. The sale was intended to reduce the interest rate risk in the portfolio given the eventual interest rate increases expected post-economic recovery. Sales of $3.7 million were made late in 2009. The Company expects to continue re-deployment of liquidity into loans and investments. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Interest and fees on loans decreased by $464,000 on a fully tax-equivalent basis, or 3.0%, for the twelve months of 2010 compared to 2009. A $666,000 decrease in the average balance of the loan portfolio, or 0.3%, was accompanied by an 18 basis point decrease in the portfolio’s tax equivalent yield. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Other interest income decreased by $63,000 from the same period a year ago. The average balance of interest-earning deposits and other earning assets decreased by $35.0 million, or 58.5%, reflecting the re-deployment of liquidity held during the recession. The yield increased by 9 basis points during 2010 compared to 2009.

Average interest-bearing demand deposits and money market accounts increased by $4.0 million, and savings increased by $4.1 million. The average rate paid on these products decreased by 34 basis points in the aggregate. The average balance of time deposit products decreased by $16.6 million, as the average rate paid decreased by 77 basis points, from 3.05% to 2.28%. Total interest paid on these products was $3.6 million, a $1.7 million decrease from a year ago. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Average borrowings, federal funds purchased and subordinated debt decreased by $10.0 million while the average rate paid on borrowings decreased by 40 basis points. FHLB borrowings of $15.5 million were paid off at their due dates in 2010. In the fourth quarter of 2010, the Bank borrowed $12.0 million in short-term FHLB borrowings to assist in funding the high commercial loan demand at year end. Management plans to pay down individual borrowings at their respective due dates in the future using current liquidity. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

The following table provides a detailed analysis of changes in net interest income on a tax equivalent basis, identifying that portion of the change that is due to a change in the volume of average assets and liabilities outstanding versus that portion which is due to a change in the average yields on earning assets and average rates on interest-bearing liabilities. Changes in interest due to both rate and volume which cannot be segregated have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	(Amounts in thousands)
	2011 Compared to 2010			2010 Compared to 2009
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-earning deposits and other money markets	$(48)	$7	$(41)	$(113)	$50	$(63)
Investment securities:
U.S. Government agencies and corporations	(226)	(194)	(420)	384	(566)	(182)
Mortgage-backed and related securities	102	(785)	(683)	410	(993)	(583)
Obligations of states and political subdivisions	116	(248)	(132)	405	(155)	250
Other securities	(45)	(36)	(81)	(257)	(386)	(643)
Loans	1,405	(856)	549	(43)	(421)	(464)

Total interest income change	1,304	(2,112)	(808)	786	(2,471)	(1,685)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	16	(96)	(80)	25	(205)	(180)
Savings deposits	12	(83)	(71)	24	(328)	(304)
Time deposits	61	(696)	(635)	(471)	(1,260)	(1,731)
Securities sold under agreements to repurchase	(3)	(2)	(5)	1	—	1
Other borrowings under one year	(354)	(398)	(752)	294	(67)	227
Other borrowings over one year	(86)	(5)	(91)	(660)	(186)	(846)
Subordinated debt	—	(1)	(1)	—	(34)	(34)

Total interest expense change	(354)	(1,281)	(1,635)	(787)	(2,080)	(2,867)

Increase (decrease) in net interest income on a taxable equivalent basis	$1,658	$(831)	$827	$1,573	$(391)	$1,182

The following table provides a detailed analysis of other income, other expense and federal income tax.

	(Amounts in thousands)
	2011	2010	2009
Fees for other customer services	$2,229	$2,234	$2,298
Mortgage banking gains	162	236	265
Other real estate (losses) gains	(113)	(55)	15
Earnings on bank-owned life insurance	496	525	553
Other operating income	104	87	135

Other income, excluding investment gains	2,878	3,027	3,266
Investment securities net gains	882	1,018	432
Impairment losses on investment securities	(202)	(2,712)	(14,502)

Total other income (loss)	$3,558	$1,333	$(10,804)

Total other income, excluding investment gains or losses, decreased by $149,000, or 4.9%, for 2011 compared to a decrease of $239,000, or 7.3%, for 2010. After impairment losses and gains on investment securities, other income increased by $2.2 million in 2011 compared to an increase of $12.1 million in 2010.

Fees for customer services decreased by $5,000, or 0.2%, compared to a decrease of $64,000, or 2.8%, in the prior year. In November 2009, the Federal Reserve issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers were provided a notice that explains the Bank’s overdraft services, including the fees associated with the service, and the consumer’s choices. The Bank’s customers have to provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions. The decrease in fee income is a result of customers’ choices. Loans originated for sale in the secondary market showed gains of $162,000 in 2011 compared to $236,000 in 2010 and $265,000 in 2009. With the creation of a mortgage banking subsidiary and the addition of wholesale lending, future gains on loans sold are expected to substantially exceed historical levels.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $136,000 in 2011 compared to an increase of $586,000 in 2010. In 2011, gains of $344,000 are due to the bankruptcy settlement on General Motors Corporation bonds. Several securities in the investment portfolio were sold mainly in the second quarter of 2010, along with calls and maturities, resulting in a gain of $1.0 million in 2010. Gains in 2011 and 2010 were offset by impairment losses of $202,000 and $2.7 million, respectively. These losses are attributable to trust preferred securities, primarily issued by bank holding companies. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

The following table provides a summary of non-interest expenses.

	(Amounts in thousands)
	2011	2010	2009
Salaries and benefits	$7,366	$6,389	$7,434
Net occupancy and equipment expense	1,734	1,801	1,849
State and local taxes	465	430	415
FDIC insurance expense	673	867	962
Office supplies	339	344	357
Professional fees	761	750	727
Other operating expense	2,137	1,860	1,904

Total non-interest expenses	$13,475	$12,441	$13,648

Total non-interest expenses increased by $1.0 million, or 8.3%, in 2011. This compares to a decrease of $1.2 million, or 8.8%, in 2010. During 2011, expenditures for salaries and employee benefits increased by $977,000, or 15.3%. The Company completed its management reorganization during 2010 and recorded credits of $457,000 related to various compensation plans, net of severance costs. Absent these credits, salaries and benefits increased $520,000 from 2010 to 2011. Full-time equivalent employment averaged 151 in 2011 compared to 147 in 2010 and 160 in 2009. The addition of five employees throughout the third and fourth quarters of 2011 were related to CSB.

Salaries and employee benefits represent 54.7% of all non-interest expenses in 2011, 51.4% in 2010 and 54.5% in 2009. The following table details components of these increases and decreases.

	Amounts (in thousands)			Percentages
	2011	2010	2009	2011	2010	2009
Salaries	$294	$(263)	$135	5.6%	(4.7)%	2.5%
Benefits	696	(773)	109	57.5	(39.0)	5.8

	990	(1,036)	244	15.2	(13.7)	3.3
Deferred loan origination fees	(13)	(9)	34	10.8	—	23.4

Total	$977	$(1,045)	$278	15.3%	(14.1)%	3.9%

Wage and salary expense per employee averaged $37.0 million in 2011, $36.0 million in 2010 and $34.8 million in 2009. Average earning assets per employee measured $3.0 million in 2011, $3.1 million in 2010 and $3.0 million in 2009.

The Company incurred over $200,000 in non-interest expenses in 2011 associated with the start-up of CSB. As its operations ramp up in 2012, CSB is expected to enhance the Company’s noninterest income. CSB anticipates partnering with mortgage brokers in contiguous states to originate mortgage loans. The loans may be sold to investors in the secondary market generating a profit margin.

Insurance premiums paid to the FDIC decreased by $194,000. Deposits are insured by the FDIC up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC adopted a Restoration Plan to restore the reserve ratio of the Deposit Insurance Fund to 1.15%. Effective April 1, 2009, the Restoration Plan provides base assessment rate adjustments. In addition, under an interim rule, the FDIC imposed a five basis point emergency special assessment on insured depository institutions on June 30, 2009, which was $224,000. The special assessment was payable on September 30, 2009. Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter 2009 and for all of 2010, 2011 and 2012. The Bank prepaid the amount of $3.0 million in December 2009 and had a remaining balance of $1.5 million at December 31, 2011. The prepaid assessment amounts are included in other assets on the Consolidated Balance Sheets of the Company. The Bank will be assessed quarterly premiums by the FDIC, and such assessments will be charged against the prepaid asset until such time as the prepaid asset has been fully expensed, at which point the Bank will resume paying premiums to the FDIC. Concurrently with the effects of the FDIC restoration plan, the Bank was also subject to higher insurance premiums due to its informal agreement with its regulatory agencies. As a result of its fulfillment of all the terms of the agreement, FDIC insurance expense is expected to decline 50% in 2012.

Income (loss) before income tax expense amounted to $5.3 million for the year ended 2011 compared to $3.9 million and $(10.5) million for the similar periods of 2010 and 2009, respectively. The effective tax rate was 22.66% in 2011, 15.96% in 2010 and (39.61%) in 2009, resulting in income tax expense (benefit) of $1.2 million, $621,000 and $(4.2) million, respectively.

	December 31,
	2011	2010	2009
Provision at statutory rate	34.00%	34.00%	(34.00)%
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(2.49)	(3.65)	(1.50)
Other non-taxable income	(9.82)	(15.91)	(4.45)
Non-deductible expense	0.97	1.52	0.34

Federal income tax effective rate	22.66%	15.96%	(39.61)%

Net income (loss) registered $4.1 million in 2011, $3.3 million in 2010 and $(6.3) million in 2009, representing per share amounts of $0.90 in 2011, $0.72 in 2010 and $(1.40) in 2009. There were no cash dividends in 2011, 2010 and 2009.

The following table shows unaudited financial results by quarter.

	(Amounts in thousands)
	For the 2011 Quarter Ended				For the 2010 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$5,177	$5,275	$5,338	$5,320	$5,334	$5,370	$5,619	$5,549
Interest expense	1,118	1,158	1,203	1,253	1,416	1,567	1,624	1,760

Net interest income	4,059	4,117	4,135	4,067	3,918	3,803	3,995	3,789
Loan loss provision	324	324	374	174	180	30	120	175
Net security gains	9	92	698	83	10	45	963	—
Impairment losses	—	—	—	(202)	(91)	(1,464)	(613)	(544)
Mortgage banking gains	42	25	20	16	131	63	38	4
Other real estate (losses) gains	(42)	28	(71)	(28)	5	(56)	—	(4)
Other income	806	725	693	664	711	701	726	708
Other expenses	3,508	3,291	3,321	3,355	3,205	3,287	3,210	2,739

Income (loss) before tax	1,042	1,372	1,780	1,071	1,299	(225)	1,779	1,039
Federal income tax expense (benefit)	214	318	459	202	263	(242)	455	145

income	$828	$1,054	$1,321	$869	$1,036	$17	$1,324	$894

Net income per share	$0.18	$0.24	$0.29	$0.19	$0.23	$—	$0.29	$0.20
Net interest income (fully tax-equivalent basis)	$4,241	$4,293	$4,319	$4,273	$4,148	$4,011	$4,180	$3,958
Net interest rate spread	3.42%	3.48%	3.56%	3.53%	3.42%	3.24%	3.41%	3.19%
Net interest margin	3.64%	3.72%	3.78%	3.74%	3.67%	3.52%	3.68%	3.47%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses on risks inherent in the loan portfolio. Accordingly, the methodology to establish the amount of the allowance is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs.

The Company’s allowance for loan loss methodology consists of three elements: (i) specific valuation allowances on probable losses on specific loans; (ii) historical valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on specific loans are based on recurring analyses and evaluations of classified loans. Loans are categorized into risk grade classifications based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. The Bank currently divides the loan and lease portfolio into the following major categories: 1) Pooled Loans (unclassified) with similar risk characteristics; 2) Substandard Loans (classified) defined as being inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral; 3) Special Mention (classified) defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank’s credit position; 4) Loss or doubtful loans (classified) have all the weaknesses of the previous classifications, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable; 5) Impaired Loans which generally include non-accrual loans. Once a loan is assigned a risk grade of classified, the loan review officer assesses whether the loan is to be evaluated for impairment based on the Company policy. A portion of the allowance for loan loss is specifically allocated to those loans which are evaluated for impairment and determined to be impaired. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. If after review, the loan is not considered to be impaired, the loan is included with a pool of similar loans that is assigned a valuation allowance calculated based on the historical loss experience of the pool type. The valuation allowance is calculated based on the historical loss experience of specific types of classified loans. The Company calculates historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience.

A general valuation allowance is established for pools of homogeneous loans based upon the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans in the pool. Specific qualitative factors considered by management include trends in volume or terms, changes in lending policy levels and trends in charge-offs, classification and non-accrual loans, concentrations of credit and local and national economic factors. The Company’s pools of similar loans include similarly risk-graded groups of commercial loans, commercial real estate loans, consumer loans and residential real estate loans and home equity loans. Additional factors are used on pools of loans considered special mention; specifically, levels and trends in classification, declining trends in financial performance, structure and lack of performance measures and migration from special mention to substandard. For loans graded as substandard, a separate historical loss rate is calculated as a percent of charge-offs net of recoveries to the balance of substandard loans, which results in a significantly higher historical loss factor. This is also adjusted for the qualitative factors discussed previously.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off in accordance with regulatory requirements.

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheets within other liabilities, while the corresponding provision for these losses is recorded as a component of other operating expenses. At both December 31, 2011 and 2010, this allowance was $84,000. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Although we believe we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. Continued levels of job loss and high unemployment, home foreclosures and business failures could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

	(Amounts in thousands)
	2011	2010	2009	2008	2007
Balance at beginning of year	$2,501	$2,437	$2,470	$1,621	$2,211
Loan losses:
Commercial real estate	(211)	(204)	(233)	(624)	(395)
Commercial loans	—	(1)	(5)	(20)	(1)
Residential real estate	(362)	(229)	(87)	(184)	(92)
Consumer and other loans	(168)	(168)	(198)	(255)	(232)
Home equity loans	(91)	(14)	(97)	(17)	(8)

Total	(832)	(616)	(620)	(1,100)	(728)

Recoveries on previous loan losses:
Commercial real estate	118	58	55	3	5
Commercial loans	3	—	4	35	1
Residential real estate	6	18	1	—	—
Consumer and other loans	66	99	100	126	92

Total	193	175	160	164	98

Net loan losses	(639)	(441)	(460)	(936)	(630)
Provision charged to operations	1,196	505	427	1,785	40

Balance at end of year	$3,058	$2,501	$2,437	$2,470	$1,621

Ratio of net loan losses to average total loans outstanding	0.24%	0.19%	0.19%	0.42%	0.29%

Ratio of loan loss allowance to total loans	1.06%	0.94%	0.98%	1.00%	0.73%

The spike in charge-offs during 2008 primarily reflected certain impaired commercial real estate loan credits for which specific loss reserves had been established.

The following is an allocation of the year end allowance for loan losses. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of December 31:

	(Amounts in thousands)
	2011	2010	2009	2008	2007
Commercial real estate	$1,803	$1,611	$1,666	$1,663	$954
Commercial loans	565	249	209	257	194
Residential real estate	470	418	315	287	258
Consumer and other loans	92	112	176	226	214
Home equity loans	128	111	71	37	1

Total	$3,058	$2,501	$2,437	$2,470	$1,621

The allocations of the allowance as shown in the previous table should not be interpreted as an indication that future loan losses will occur in the same proportions or that the allocations indicate future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is applicable to the entire portfolio, and allocation of a portion of the allowance to one category of loans does not preclude availability to absorb losses in other categories.

LOAN PORTFOLIO

The following table represents the composition of the loan portfolio as of December 31:

	(Amounts in thousands)
	2011		2010		2009		2008		2007
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial real estate	$160,319	55.5	$146,389	55.2	$126,507	51.0	$128,705	52.4	$120,950	54.3
Commercial loans	60,233	20.8	42,349	16.0	38,498	15.5	27,750	11.3	14,981	6.7
Residential real estate	45,780	15.8	52,262	19.7	60,904	24.5	68,985	28.0	68,135	30.5
Consumer loans	5,848	2.0	7,216	2.7	7,770	3.1	8,162	3.3	8,484	3.8
Home equity loans	16,916	5.9	16,963	6.4	14,569	5.9	12,179	5.0	10,559	4.7

Total loans	$289,096		$265,179		$248,248		$245,781		$223,109

The following schedule sets forth maturities based on remaining scheduled repayments of principal or next re-pricing opportunity for loans (excluding residential real estate, consumer and home equity loans) as of December 31, 2011:

	(Amounts in thousands)
	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial real estate	$55,328	$88,876	$16,115	$160,319
Commercial loans	34,358	16,253	9,622	60,233

Total loans (excluding residential real estate, consumer and home equity loans)	$89,686	$105,129	$25,737	$220,552

The following schedule sets forth loans as of December 31, 2011 based on next re-pricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Residential real estate, consumer and home equity loans have again been excluded.

	(Amounts in thousands)
	1 Year or Less	Over 1 Year	Total
Floating or adjustable rates of interest	$63,604	$94,006	$157,610
Fixed rates of interest	26,082	36,860	62,942

Total loans (excluding residential real estate, consumer and home equity loans)	$89,686	$130,866	$220,552

The Company recorded an increase of $23.9 million in the loan portfolio from the level of $265.2 million recorded at December 31, 2010. Gross loans as a percentage of earning assets stood at 59.9% as of December 31, 2011 and 57.4% at December 31, 2010. The loan-to-deposit ratio at the end of 2011 was 68.4% as compared to 67.7% at the end of 2010. The increase in loans primarily resulted from strategic efforts initiated in the second half of 2010 designed to shift low earning investments into loans while increasing customer market share. The Company substantially restructured and expanded its commercial lending staff in the second half of 2010 with the specific objective of growing commercial-related loans and deposits while maintaining the Company’s commitment to credit quality. Despite the slow economic recovery in the region, the Bank posted year-over-year growth in total loans of 9.0% while growth in commercial-related loans was recorded at 16.9%, or $31.8 million. As the balance sheet is adequately structured to accommodate additional loan growth, management remains committed to fulfilling the credit needs of creditworthy customers. The year-end increase in total loans is also partially attributed to short-term, 60-day loans closed in 2011 for $19.5 million, compared to $16.9 million in 2010. At December 31, 2011 the loan loss allowance of $3.1 million represented approximately 1.1% of outstanding loans, and at December 31, 2010, the loan loss allowance of $2.5 million represented approximately 1.0% of outstanding loans.

Between 2010 and 2011, the balance of residential real estate loans declined from 19.7% to 15.8% of the loan portfolio as borrowers looked to the secondary market in order to take advantage of historically low interest rates while management elected not to portfolio historically low yields. The portion of the loan portfolio represented by commercial loans (including commercial real estate) increased from 71.2% in 2010 to 76.3% in 2011. Consumer loans (including home equity loans) decreased from 9.1% in 2010 to 7.9% in 2011 and was representative of what the banking industry experienced with consumers deleveraging their household since the economic downturn of 2008-2009. The following table offers a comparison of loan composition for the time period 2007 to 2011:

Commercial, commercial real estate and residential real estate loans continue to comprise the largest share of the Company’s loan portfolio. At the end of 2011, commercial and residential real estate loans comprised a combined 92.1% of the portfolio compared to 91.5% at December 31, 2007. The portfolio at December 31, 2011 also included home equity loans at 5.9% and consumer installment loans at 2.0%. These percentages compare to home equity loans at 4.7% and consumer installment loans at 3.8% on December 31, 2007.

The balance of the commercial loan portfolio, which includes commercial mortgages, is $220.6 million at December 31, 2011, an increase of $31.8 million from the balance of $188.7 million recorded at December 31, 2010 and represents a 16.9% growth. Short-term, asset-based commercial loans, including lines of credits, increased during the year. Commercial loans reflected the largest component growth from the prior period of $17.9 million or 42.2%. This was a direct result of increased focus on commercial and industrial customers, commercial customers utilizing their commercial lines of credit and an increase in 60-day commercial loans closed in December 2011 totaling $19.5 million and in December 2010 totaling $16.9 million, which were fully secured by segregated deposit accounts with the Bank. The focus on commercial and industrial relationships also assisted a 42.0% growth in commercial deposits from the period ending 2010 to 2011. As previously stated, the Company expanded its commercial lending staff in 2010 with the specific objective of growing commercial loans and deposits.

Loan personnel will continue to aggressively pursue both commercial and small business opportunities supported by product incentives and marketing efforts. When necessary, management will continue to offer competitive fixed rate commercial real estate products to qualifying customers in an effort to establish new business relationships, retain existing relationships, and capture additional market share. The Bank’s lending function continues to provide business services to a wide array of medium and small businesses, including but not limited to, commercial and industrial accounts such as health care facilities, grocery stores, manufacturers, trucking companies, physicians and medical groups, service contractors, restaurants, hospitality industry companies, retailers, wholesalers, educational institutions and other political subdivisions as well as commercial and residential real estate builders.

Commercial and small business loans are originated by commercial loan personnel and other loan personnel assigned to the Bank’s offices within various geographical regions. These loans are all processed in accordance with established business loan underwriting standards and practices.

The following table provides an overview of commercial loans by various business sectors reflecting the areas of largest concentration. It should be noted that these are current loan balances including executed commitments to fund and do not reflect existing commitments that have not been accepted or executed.

	(Amounts in thousands)
	2011		2010		2009
	Balances	% of Portfolio	Balances	% of Portfolio	Balances	% of Portfolio
Non-residential building/apartment building	$26,724	12.12	$21,036	11.15	$14,594	8.84
Skilled nursing	20,356	9.23	22,039	11.68	7,743	4.69
Hotels/motels	17,247	7.82	18,057	9.57	20,805	12.61
Eating establishments	15,805	7.17	16,463	8.72	14,519	8.80
Nursing and personal care	14,433	6.54	4,179	2.21	5,014	3.04

The above referenced table reflects an increase in commercial real estate which consists of a wide variety of property held as investments and which are non-owner occupied. The most substantial increase in concentrations comes from skilled nursing and nursing and personal care which were significantly enhanced in late 2010 and 2011. The single largest customer relationship had an aggregate balance at year end 2011 of $11.4 million compared to $11.7 million in 2010. This balance represented approximately 5.1% of the total commercial portfolio compared to 6.2% in 2010. It is important to note that within this relationship, there is a 60-day note for $8.0 million in 2011 and $8.2 million in 2010, which are fully secured by segregated deposit accounts with the Bank.

For the fiscal year ended 2011, approximately $8.3 million in new residential real estate loans were originated by the Company, a decrease of approximately $7.0 million from 2010 originations.

The following shows the disposition of real estate loans originated during 2009 to 2011 (in millions):

	2011	2010	2009
Retained in portfolio	$3.5	$3.7	$4.2
Loans sold to investors with servicing rights released	$4.8	$11.6	$15.1

The Company’s product offerings continue to include a service released sales program, which extends the Company the ability to offer competitive long-term fixed interest rates without incurring additional credit or interest rate risk.

During 2011, the Company sold less residential real estate loans under the service release sales program and retained fewer portfolio loans in comparison to 2010 and 2009 totals. Real estate loan originations are typically qualified for sale to investors in the secondary market, but are occasionally retained in the portfolio when requested by a customer or to enhance account relationships for certain customers. The mix of portfolio retained to those sold to investors will vary from year to year.

In late 2011, the Company implemented a wholesale mortgage operation that will be serviced through CSB. Management expects to capitalize on the expertise of CSB’s newly hired personnel to substantially increase loans sold on the secondary market.

The Bank continues to be active in home equity financing. Home equity term loans and credit lines (HELOCs) remain popular with consumers wishing to finance home improvement costs, education expenses, vacations and consumer goods purchased at favorable interest rates.

In order to improve customer retention and provide better overall balance, management will continue to evaluate and reposition the Company’s portfolio product offerings during 2012.

In the consumer lending area, the Company provides financing for a variety of consumer purchases, such as: fixed rate amortizing mortgage products that consumers utilize for home improvements; the purchase of consumer goods of all types; education, travel and other personal expenditures. The consolidation of credit card balances and other existing debt into term payouts continues to remain a popular financing option among consumers.

Additional information regarding the loan portfolio can be found in Item 8, Notes 1, 3, 8, 11 and 13 to the Consolidated Financial Statements.

INVESTMENT SECURITIES

Investment securities are segregated into three separate portfolios: held-to-maturity, available-for-sale and trading. Each portfolio type has its own method of accounting. The Company currently does not maintain held-to-maturity or trading portfolios.

Held-to-maturity securities are recorded at historical cost and adjusted for amortization of premiums and accretion of discounts. Securities designated by the Company as held-to-maturity tend to be higher yielding but less liquid either due to maturity, size or other characteristics of the issue. The Company must have both the intent and the ability to hold such securities to maturity.

Securities classified as available-for-sale are those that could be sold for liquidity, investment management, or similar reasons even though management has no present intentions to do so. Securities available-for-sale are carried at fair value using the specific identification method. Changes in the unrealized gains and losses on available-for-sale securities are recorded net of tax effect as a component of comprehensive income.

Securities the Company has designated as available-for-sale may be sold prior to maturity in order to fund loan demand, to adjust for interest rate sensitivity, to reallocate bank resources or to reposition the portfolio to reflect changing economic conditions and shifts in the relative values of market sectors. Available-for-sale securities tend to be more liquid investments and generally exhibit less price volatility as interest rates fluctuate.

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be an OTTI, the credit-related OTTI is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss).

The following table shows the book value of investment securities by type of obligation at December 31:

	(Amounts in thousands)
	2011	2010	2009
U.S. Treasury and U.S. Government agencies and corporations	$20,675	$31,571	$26,673
U.S. Government mortgage-backed and related securities	113,283	101,496	99,493
Private-label mortgage-backed and related securities	381	780	1,003
Obligations of states and political subdivisions	39,019	38,496	28,595
Trust preferred securities	9,145	12,779	12,124
Corporate securities	—	287	287
General Motors equity investments	364	—	—
Regulatory stock	3,049	3,049	3,749

Total book value of investments	$185,916	$188,458	$171,924

Impairment Analysis of Investment Securities

Item 8, Note 2 in the Notes to the Consolidated Financial Statements contains the accounting and disclosures for securities impairment pursuant to FASB ASC Topic 320, Investments—Debt and Equity Securities.

Fair Value

The Company owns 31 trust preferred securities totaling $34.6 million (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. Two securities totaling $5.9 million were determined worthless for book and tax purposes in 2010. The market for the remaining 29 securities at December 31, 2011 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2011. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective discount rates on an overall basis generally range from 17.08% to 44.38% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.32 per $1.00 of par value is representative of the fair value of the 29 trust preferred securities.

The Company considered all information available as of December 31, 2011 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in 2010 and 2011. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2012 or later.

A summary of securities held at December 31, 2011, classified according to the earlier of next re-pricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed-rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Book Value	Weighted Average Yield (1)
U.S. Government agencies and corporations:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	9,847	3.299
Maturing or repricing after five years but within ten years	7,780	4.173
Maturing or repricing after ten years	3,048	5.764

Total U.S. Government agencies and corporations	$20,675	3.991%

U.S. Government mortgage-backed and related securities:
Maturing or repricing within one year	$31,267	2.674%
Maturing or repricing after one year but within five years	65,186	2.485
Maturing or repricing after five years but within ten years	14,526	3.084
Maturing or repricing after ten years	2,304	3.519

Total U.S. Government mortgage-backed and related securities	$113,283	2.635%

Private-label mortgage-backed and related securities:
Maturing or repricing within one year	$302	2.259%
Maturing or repricing after one year but within five years	72	4.580
Maturing or repricing after five years but within ten years	7	4.580
Maturing or repricing after ten years	—	—

Total private-label mortgage-backed and related securities	$381	2.740%

Obligations of states and political subdivisions:
Maturing or repricing within one year	$288	7.763%
Maturing or repricing after one year but within five years	2,165	4.665
Maturing or repricing after five years but within ten years	5,476	5.788
Maturing or repricing after ten years	31,090	5.678

Total obligations of states and political subdivisions	$39,019	5.652%

Other securities (2):
Maturing or repricing within one year	$8,148	2.225%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	4,410	3.933

Total other securities	$12,558	2.825%

(1)	The weighted-average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted-average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amounts of adjustments to interest, which are based on the statutory tax rate of 34%, were $8,000, $31,000, $97,000 and $530,000 for the four ranges of maturities, respectively.
(2)	Regulatory stock is included in the maturing or repricing after ten years maturity bucket.

As of December 31, 2011, there were $13.2 million in callable U.S. Government agencies and $1.5 million in callable obligations of states and political subdivisions that given current and expected interest rate environments, are likely to be called within the one year time horizon. These securities are categorized according to their contractual maturities, with $7.8 million classified as maturing after one year but within five years, $3.9 million classified as maturing after five years but within ten years and $3.0 million classified as maturing after 10 years.

As of December 31, 2011, there were $5.2 million in callable U.S. Government agencies, $12.6 million in callable obligations of states and political subdivisions that given current and expected interest rate environments having the possibility of being called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $8.1 million maturing after five years but within ten years and $9.7 million maturing after 10 years.

As of December 31, 2011, the carrying value of all investment securities totaled $185.9 million, a decrease of $2.5 million, or 1.3%, from the prior year. The Bank’s management elected to reinvest the majority of the called and paid-down securities that were realized during the twelve months ended December 31, 2011. Additionally, by utilizing the available liquidity, the Bank was able to pay off FHLB advances and fund commercial loans. The investment portfolio represents 44.0% of each deposit dollar, down from 48.1% of year end levels. The allocation between single maturity investment securities and mortgage-backed securities shifted to a 38/62 split versus the 45/55 division of the previous year, as mortgage-backed securities increased by $11.4 million, or 11.1% from 2010.

Holdings of obligations of states and political subdivisions showed an increase of $523,000, or 1.4%, as purchases were largely offset by calls during the year. Amortization of purchase premiums resulted in the increase of holdings of U.S. Treasury securities by approximately $9,000, or 7.3%. Investments in U.S. government agencies and corporations decreased by approximately $10.9 million, or 34.7%. Holdings of corporate securities decreased by $287,000 as the bonds therein were converted to equity investment as part of a bankruptcy settlement. This accounts for the increase of $364,000 in General Motors equity investments.

Holdings of trust preferred securities decreased by $3.6 million, as the fair value decreased during the year. The Company recognized $202,000 of OTTI on its trust preferred securities that flowed through non-interest income. The change in losses recorded in other comprehensive income increased by $3.1 million.

Holdings of other securities remained relatively unchanged during the year.

The mix of mortgage-backed securities remained weighted in favor of fixed rate securities in 2011. The portion of the mortgage-backed portfolio allocated to fixed-rate securities rose to 96.0% in 2011 versus 90.0% in 2010. Floating rate and adjustable rate mortgage-backed securities provide some degree of protection against rising interest rates, while fixed-rate securities perform better in periods of stable-to-slightly declining interest rates. Included in the mortgage-backed securities portfolio are investments in collateralized mortgage obligations, which totaled $39.4 million and $19.3 million at December 31, 2011 and 2010, respectively. There were $585,000 in collateralized mortgage obligations sold in 2011 and none were sold in 2010.

At December 31, 2011, a net unrealized loss of $2.7 million, net of tax, was included in shareholders’ equity as a component of other comprehensive loss, as compared to a net unrealized loss of $2.5 million, net of tax, as of December 31, 2010. Lower interest rates generally translate into more favorable market prices for debt securities; conversely, rising interest rates generally result in depreciation in the market value of debt securities. As the trust preferred securities are in an illiquid market, their valuation is driven by a discounted cash flow model, and the losses therein are the primary determinant of the overall loss position.

The Company has $1.5 million in investments considered to be structured notes as of December 31, 2011, a decrease of $1.5 million, or 50.4% from one year ago. The Company has no investments in inverse floating rate securities or other derivative products.

Additional information regarding investment securities can be found in Item 8, Notes 1 and 2 to the Consolidated Financial Statements.

DEPOSITS

The Company’s deposits are derived from the individuals and businesses located in its primary market area. Total deposits at year-end exhibited an increase of 8.0% to $422.8 million at December 31, 2011, as compared to $391.5 million at December 31, 2010.

The Company’s deposit base consists of demand deposits, savings, money market and time deposit accounts. Average noninterest-bearing deposits increased 15.3 % during 2011, while average interest-bearing deposits decreased by 6.6%.

During 2011, noninterest-bearing deposits averaged $66.3 million, or 16.8%, of total average deposits compared to $61.3 million, or 16.2%, of total deposits in 2010. Core deposits defined as deposits less than $100,000, averaged $325.4 million for the year ended December 31, 2011, an increase of $7.8 million from the average level in 2010. During 2010, core deposits had averaged $317.7 million, a decrease of $1.4 million from the preceding year.

Historically, the deposit base of the Company has been characterized by a significant aggregate amount of core deposits. Core deposits represents 82.3% of average total deposits in 2011 compared to 84.0% in 2010. Non-core deposits consist of Jumbo CDs, which are certificates of deposit in the amount of $100,000 or more.

The Company’s portfolio of certificates of deposit is sourced primarily from customers in the Bank’s immediate market area and does not include brokered deposits.

Over the past five years, noninterest-bearing and interest-bearing checking accounts have been fairly consistent as a percentage of total deposits. These products now comprise 24.2% of total deposits compared to 24.4% five years ago. The following graph depicts how the deposit mix has shifted during this five-year time frame.

Additional information regarding interest-bearing deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements.

OTHER ASSETS AND OTHER LIABILITIES

Premises and equipment totaled $6.5 million at December 31, 2011, a decrease of $246,000 from $6.7 million at December 31, 2010. Bank-owned life insurance had a cash surrender value of $12.9 million at December 31, 2011 and $12.5 million at December 31, 2010. Other assets decreased to $11.3 million at December 31, 2011 from $13.9 million at December 31, 2010. Included in other assets is a prepaid assessment paid to the FDIC in December of 2009. This prepayment is the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On a quarterly basis, this prepayment will be reduced, and at that time expensed, until the prepayment is depleted. The balance was $1.5 million at December 31, 2011 and $2.1 million at December 31, 2010. Other real estate decreased to $437,000 at December 31, 2011 compared to $848,000 at December 31, 2010. Net deferred tax assets measured $6.4 million at December 31, 2011 compared to $6.3 million at December 31, 2010.

Other liabilities remain fairly consistent measuring $3.9 million at both December 31, 2011 and 2010. The major components are accrued interest on deposits and borrowings which measured $441,000 and $535,000 in 2011 and 2010. Accrued expenses measure $2.5 million at both December 31, 2011 and 2010, respectively. Post-retirement benefits is the largest accrued expense item. Completion of reorganization in 2010 resulted in a reduction in the accrual for post-retirement of $542,000.

ASSET-LIABILITY MANAGEMENT

The Company’s executive management and Board of Directors routinely review the Company’s balance sheet structure for stability, liquidity and capital adequacy. The Company has defined a set of key control parameters which provide various measures of the Company’s exposure to changes in interest rates. The Company’s asset-liability management goal is to produce a net interest margin that is relatively stable despite interest rate volatility, while maintaining an acceptable level of earnings. Net interest income is the difference between total interest earned on a fully taxable equivalent basis and total interest expensed. The net interest margin ratio expresses this difference as a percentage of average earning assets. In the past five years, the net interest margin has averaged 3.49% ranging between 3.72% and 3.19% as depicted in the following graph.

Included among the various measurement techniques used by the Company to identify and manage exposure to changing interest rates is the use of computer based simulation models. Computerized simulation techniques enable the Company to explore and measure net interest income volatility under alternative asset deployment strategies, different interest rate environments, various product offerings and changing growth patterns.

During 2011, the effective maturities of earning assets tended to shorten as rates in the credit markets remained extremely low. Federal Reserve policy makers kept the short-term rates in the range of 0.00% to 0.25% during all of 2011 in an attempt to ease strains in the financial market, soften the effects of the housing correction and help avoid a recession. With rates low during the year, prepayments on loans and mortgage-backed securities remained high, causing the effective maturities of existing earning assets to shorten during 2011. During the year, management invested the excess overnight funds (federal funds sold balances), with an allocation towards municipal bonds and mortgage-backed securities.

The computerized simulation techniques utilized by management provide a more sophisticated measure of the degree to which the Company’s interest sensitive assets and liabilities may be impacted by changes in the general level of interest rates. These analyses show the Company’s net interest income remaining relatively neutral within the economic and interest rate scenarios anticipated by management. As previously noted, the Company’s net interest margin has remained in the range of 3.19% to 3.72% over the past five years, a period characterized by significant shifts in the mix of earning assets and the direction and level of interest rates. The targeted federal funds rate during that period ranged from a low of 0.00% to 5.25%, as Federal Reserve monetary policy turned from guarding against deflation to warding off inflationary threats to attempting to recover from a recession and softening the effects of the housing correction.

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

Anticipated principal repayments on mortgage-backed securities along with investment securities maturing, re-pricing, or expected to be called in one year or less amounted to $54.7 million at December 31, 2011, representing 29.4% of the total combined portfolio, compared to $82.2 million, or 43.6%, of the portfolio a year ago.

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2009 and the Insured Cash Sweep (ICS) program in 2011. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At December 31, 2011, the Bank did not have any deposits in either program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits are generally from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the FHLB, which provides yet another source of liquidity. At December 31, 2011, the Bank had approximately $10.8 million available of collateral-based borrowing capacity at FHLB of Cincinnati and $0.8 million of availability at the Federal Reserve Discount window. Additionally, the FHLB has committed a $24.1 million cash management line subject to posting additional collateral. The Bank has access to approximately 10% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At December 31, 2011 and 2010, there was no outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of December 31, 2011 and 2010. Unpledged securities of $66.9 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit.

CSB will obtain its funding through the Bank. It is anticipated that the Bank will utilize short term borrowings under its FHLB cash management line to fund the needs of CSB. Upon establishing an inventory of loans held for sale, such loans may be used as additional collateral for FHLB borrowings.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount of dividends in 2012 is $7.5 million plus 2012 profits retained up to the date of the dividend declaration. Future dividend payments by the Bank to the Company are based upon future earnings. The Company has cash of $456,000 at December 31, 2011 available to meet cash needs. It also holds a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payment on the debentures, pay dividends to common shareholders and to fund operating expenses.

In May 2012, the Bank plans to close its North Bloomfield branch in an effort to consolidate it with the Bristol branch approximately five miles away. Any loss of deposits or customers is not expected to have a material effect on liquidity or consolidated deposit totals.

Cash and cash equivalents increased from $15.8 million in 2010 to $16.2 million in 2011. The following table details the cash flows from operating activities for years ended 2011, 2010 and 2009.

	(Amounts in thousands) December 31,
	2011	2010	2009
Net income	$4,072	$3,271	$(6,335)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	2,411	1,807	808
Provision for loan losses	1,196	505	427
Investment securities gains	(882)	(1,018)	(432)
Impairment losses	202	2,712	14,502
Other real estate (gains) losses	113	55	(15)
Mortgage banking	(685)	(262)	236
Proceeds from IRS tax refund	1,400	(1,400)	—
Changes in:
Deferred tax (benefit) expense	(61)	766	(5,016)
Prepaid FDIC assessment	647	809	(2,915)
Other assets and liabilities	(157)	(1,270)	560

Net cash flows from operating activities	$8,256	$5,975	$1,820

Key variations stem from: 1) Amortization on investments measured $1.8 million at December 31, 2011 compared to $1.2 million at December 31, 2010 and $142,000 at December 31, 2009, reflecting more securities purchased at a premium in this low rate environment. 2) Provision for loan losses increased by $78,000 from 2009 to 2010 and $691,000 from 2010 to 2011. The increase is due to increased loan volume and changing economic conditions. 3) Gains were recognized on the sale, call or maturity of investments of $882,000 in 2011 compared to $1.0 million in the same period of 2010 and $432,000 in 2009. 4) Impairment losses of $202,000 were recognized in 2011 compared to $2.7 million in 2010 and $14.5 million in 2009. 5) In 2011, a refund of $1.4 million was received from the IRS. This was recorded at December 31, 2010 as a receivable as a result of $6.0 million of impaired security expense considered permanent for tax purposes. 6) A prepaid assessment of $2.9 million was paid to the FDIC in December 2009 and $809,000 and $647,000 was expensed in 2010 and 2011, respectively. 7) Other liabilities decreased in 2010 due in part to a net $457,000 reduction in accrued post-retirement and accrued severance as a result of management reorganization completed in 2010. Refer to the Consolidated Statements of Cash Flows, in Item 8 for a summary of the sources and uses of cash for 2011, 2010 and 2009.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has various obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced Item 8, Notes to the Consolidated Financial Statements.

	(Amounts in thousands) Payments Due in:
	See Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Non-interest bearing deposits		$70,726	$—	$—	$—	$70,726
Interest bearing deposits (a)	5	194,445	—	—	—	194,445
Average rate (b)		0.13%				0.13%
Certificates of deposit (a)	5	93,992	37,730	9,118	16,754	157,594
Average rate (b)		1.05%	2.41%	2.88%	3.39%	1.73%
Federal funds purchased and security repurchase agreements (a)	6	4,773	—	—	—	4,773
Average rate (b)		0.07%				0.07%
FHLB advances (a)	6	6,500	9,000	6,000	16,000	37,500
Average rate (b)		1.08%	3.81%	3.31%	4.12%	3.39%
Subordinated debt	7	—	—	—	5,155	5,155
Average rate (b)					2.00%	2.00%
Operating leases	8	99	198	158	89	544

(a)	Excludes present and future accrued interest.
(b)	Variable rate obligations reflect interest rates in effect at December 31, 2011.

The Company’s operating lease obligations represent short and long-term lease and rental payments for the Bank’s branch facilities.

The Company also has obligations under its supplemental retirement plans as described in Item 8, Note 9 to the Consolidated Financial Statements. The postretirement benefit payments represent actuarially-determined future benefit payments to eligible plan participants. The Corporation does not have any commitments or obligations to the defined contribution retirement plan (401(k) plan) at December 31, 2011 due to the funded status of the plan. Additional information regarding benefit plans can be found in Item 8, Note 9 to the Consolidated Financial Statements.

Commitments: The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2011. Additional information regarding commitments can be found in Item 8, Note 8 to the Consolidated Financial Statements.

	(Amounts in thousands)
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial (including commercial real estate)	$21,399	$1,301	$—	$22,699	$45,399
Revolving home equity	13,558	—	—	—	13,558
Overdraft protection	10,098	—	—	—	10,098
Other	794	—	—	—	794
Residential real estate	12,287	—	—	—	12,287
Standby letters of credit	538	36	110	30	714

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements since these commitments often expire without being drawn upon.

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

In April 2009, the FFIEC issued additional instructions for reporting of direct credit substitutions that have been downgraded below investment grade. Included in the definition of a direct credit substitute are mezzanine and subordinated tranches of trust preferred securities and non-agency collateralized mortgage obligations. Adopting these instructions for the 2009 period results in an increase in total risk-weighted assets with an attendant decrease in the risk-based capital and Tier 1 risk-based capital ratios.

As a result of the decline in the value of the Bank’s trust preferred securities, the regulatory capital levels of the Bank have declined. As a result of investment downgrades by the rating agencies, all of the 31 trust preferred securities and a private label CMO were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $74.0 million, well above the $34.7 million in amortized cost of these securities as of December 31, 2011, thereby significantly diluting the regulatory capital ratios.

Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of December 31, 2011 and December 31, 2010, as supported by the data in the following table. As of those dates, the Company was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio requirements to be:
	December 31, 2011	December 31, 2010	Well Capitalized	Adequately Capitalized
Total risk-based capital to risk-weighted assets	14.18%	13.42%	10.00%	8.00%
Tier I capital to risk-weighted assets	13.37%	12.72%	6.00%	4.00%
Tier I capital to average assets	10.47%	9.59%	5.00%	4.00%

Risk-based capital standards require a minimum ratio of 8.00% of qualifying total capital to risk-adjusted total assets with at least 4.00% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100.00% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3.00% to 4.00%, subject to regulatory guidelines. Capital ratios remain within regulatory minimums for “well capitalized” financial institutions.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non- traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at December 31:

	(Amounts in thousands)
	2011	2010
Tier 1 Capital	$51,739	$46,787
Tier 2 Capital	3,142	2,585

QUALIFYING CAPITAL	$54,881	$49,372

Risk-Adjusted Total Assets (*)	$387,091	$367,798

Tier 1 Risk- Based Capital Excess	$28,514	$24,719
Total Risk- Based Capital Excess	16,172	12,592
Total Leverage Capital Excess	27,028	22,406

(*)	Includes off-balance sheet exposures

Average total assets for leverage capital purposes is calculated as average assets less intangibles, disallowed deferred tax assets and the net unrealized market value adjustment of year end investment securities available-for-sale, which averaged $494.2 million and $487.6 million for the years ended December 31, 2011 and December 31, 2010, respectively.

Regulations require that investments designated as available-for-sale are marked-to-market with corresponding entries to the deferred tax account and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy. Additional information regarding regulatory matters can be found in Item 8, Note 12 to the Consolidated Financial Statements.

REGULATORY MATTERS

The Company has been informed by its bank regulatory agencies, which provide regulatory oversight to the Company and the Bank, that the Company has fulfilled the terms of the informal assurances given to the agencies back in 2009.

Summarized in the Company’s annual reports and quarterly reports filed with the SEC since the informal assurances were first given to the Company’s Federal and state supervisory agencies in 2009, the Company and the Bank had agreed to obtain regulatory approval in order to incur debt, repurchase stock, or pay dividends, as well as agreeing to submit a plan to strengthen and improve management of the overall risk exposure of the investment portfolio, a plan to maintain an adequate capital position, a plan to strengthen board oversight of the management and operations, and a plan to improve the Bank’s earnings and overall condition.

INTEREST RATE RISK

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at December 31, 2011. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (lower) than the rates in effect at December 31, 2011. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During 2011, the Federal Reserve kept its target rate for overnight federal funds constant. At December 31, 2011, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 187 from the positive 318 basis points that existed at December 31, 2010, indicating that the yield curve had become less steeply upward sloping. At December 31, 2011, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $15.7 million for the year ending December 31, 2012.

	(Amounts in thousands)
	Net Interest Income	$ Change	% Change
Change in interest rates:
Graduated increase of +300 basis points	$17,380	$1,659	10.6%
Short-term rates unchanged (base case)	15,721
Graduated decrease of -300 basis points	13,316	(2,405)	-15.3%

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

IMPACT OF INFLATION

Consolidated financial information included herein has been prepared in accordance with U.S. Generally Accepted Accounting Principles, which require the Company to measure financial position and operating results in terms of historical dollars. Changes in the relative value of money due to inflation are generally not considered. Neither the price, timing nor the magnitude of changes directly coincides with changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Not applicable to the Company because it is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a provision of the Dodd-Frank Act which eliminates such requirements for “smaller reporting companies” as defined by the Securities and Exchange Commission regulations.

/s/ JAMES M. GASIOR	/s/ DAVID J. LUCIDO
James M. Gasior President and Chief Executive Officer Cortland, Ohio March 29, 2012	David J. Lucido Senior Vice President and Chief Financial Officer Cortland, Ohio March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cortland Bancorp

Cortland, Ohio

We have audited the accompanying consolidated balance sheets of Cortland Bancorp (the “Company”) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Cortland Bancorp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. SNODGRASS, A.C.
S.R. Snodgrass, A.C. Wexford, Pennsylvania March 29, 2012

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	2011	2010
ASSETS
Cash and due from banks	$9,805	$6,894
Interest-earning deposits and other earning assets	6,371	8,910

Total cash and cash equivalents	16,176	15,804

Investment securities available-for-sale (Note 2)	185,916	168,158
Investment securities held-to-maturity (estimated fair value of $20,941 in 2010) (Note 2)	—	20,300
Loans held for sale	947	262
Total loans (Note 3)	289,096	265,179
Less allowance for loan losses (Note 3)	(3,058)	(2,501)

Net loans	286,038	262,678

Premises and equipment (Note 4)	6,474	6,720
Bank-owned life insurance	12,937	12,491
Other assets	11,342	13,860

Total assets	$519,830	$500,273

LIABILITIES
Noninterest-bearing deposits	$70,726	$61,362
Interest-bearing deposits (Note 5)	352,039	330,147

Total deposits	422,765	391,509

Federal Home Loan Bank advances—short term (Note 6)	6,500	20,500
Federal Home Loan Bank advances—long term (Note 6)	31,000	32,500
Other short-term borrowings	4,773	4,901
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	3,918	3,856

Total liabilities	474,111	458,421

Commitments and contingent liabilities (Notes 8 and 16)

SHAREHOLDERS’ EQUITY
Common stock—$5.00 stated value—authorized 20,000,000 shares; issued 4,728,267 shares in 2011 and 2010; outstanding shares, 4,525,530 in 2011 and 4,525,541 in 2010 (Note 1)	23,641	23,641
Additional paid-in capital (Note 1)	20,850	20,850
Retained earnings	7,485	3,413
Accumulated other comprehensive loss (Note 1)	(2,663)	(2,458)
Treasury stock, at cost, 202,737 shares in 2011 and 202,726 shares in 2010	(3,594)	(3,594)

Total shareholders’ equity (Note 14)	45,719	41,852

Total liabilities and shareholders’ equity	$519,830	$500,273

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$15,264	$14,706	$15,147
Interest and dividends on investment securities:
Taxable interest	4,241	5,397	6,789
Nontaxable interest	1,421	1,517	1,356
Dividends	133	160	176
Other interest income	51	92	155

Total interest income	21,110	21,872	23,623

INTEREST EXPENSE
Deposits	3,293	4,079	6,294
Other short-term borrowings	5	10	9
Federal Home Loan Bank advances—short term	95	847	620
Federal Home Loan Bank advances—long term	1,247	1,338	2,184
Subordinated debt	92	93	127

Total interest expense	4,732	6,367	9,234

Net interest income	16,378	15,505	14,389
PROVISION FOR LOAN LOSSES (Note 3)	1,196	505	427

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,182	15,000	13,962

NON-INTEREST INCOME
Fees for customer services	2,229	2,234	2,298
Investment securities gains—net	882	1,018	432
Impairment losses on investment securities:
Total other-than-temporary impairment losses	(141)	(43)	(18,904)
Portion of (gains) losses recognized in other comprehensive income (before tax)	(61)	(2,669)	4,402

Net impairment losses recognized in earnings	(202)	(2,712)	(14,502)
Mortgage banking gains	162	236	265
Other real estate (losses) gains—net	(113)	(55)	15
Earnings on bank-owned life insurance	496	525	553
Other non-interest income	104	87	135

Total non-interest income (loss)	3,558	1,333	(10,804)
NON-INTEREST EXPENSES
Salaries and employee benefits	7,366	6,389	7,434
Net occupancy and equipment expense	1,734	1,801	1,849
State and local taxes	465	430	415
FDIC insurance expense	673	867	962
Professional fees	761	750	727
Office supplies	339	344	357
Other operating expenses .	2,137	1,860	1,904

Total non-interest expenses	13,475	12,441	13,648

INCOME (LOSS) BEFORE FEDERAL INCOME TAX (BENEFIT)	5,265	3,892	(10,490)
Federal income tax expense (benefit) (Note 10)	1,193	621	(4,155)

NET INCOME (LOSS)	$4,072	$3,271	$(6,335)

EARNINGS PER SHARE, BOTH BASIC AND DILUTED (Note 1)	$0.90	$0.72	$(1.40)
CASH DIVIDENDS DECLARED PER SHARE	$—	$—	$—

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2008	$23,641	$21,078	$6,480	$(11,078)	$(4,093)	$36,028
Comprehensive income:
Net loss			(6,335)			(6,335)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of tax of $5,075				9,852		9,852
Other comprehensive loss related to securities for which other-than-temporary impairment has been recognized in earnings, net of tax of $(1,497)				(2,905)		(2,905)

Total comprehensive income						612
Common stock transactions:
Treasury shares reissued—28,172 shares		(228)			500	272
Treasury shares purchased—88 shares					(1)	(1)
Cash paid in lieu of fractional shares			(3)			(3)

Balance at December 31, 2009	23,641	20,850	142	(4,131)	(3,594)	36,908
Comprehensive income:
Net income			3,271			3,271
Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of tax of $(46)				(89)		(89)
Other comprehensive gain related to securities which other-than-temporary impairment has been recognized in earnings, net of tax of $907				1,762		1,762

Total comprehensive income						4,944

Balance at December 31, 2010	23,641	20,850	3,413	(2,458)	(3,594)	41,852
Comprehensive income:
Net income			4,072			4,072
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities, net of reclassification adjustment, net of tax of $(126)				(245)		(245)
Other comprehensive gain related to securities which other-than-temporary impairment has been recognized in earnings, net of tax of $21				40		40

Total comprehensive income						3,867

Balance at December 31, 2011	$23,641	$20,850	$7,485	$(2,663)	$(3,594)	$45,719

(Amounts in thousands)	2011	2010	2009
COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains (losses) on available-for-sale securities arising during the period, net of taxes of $126, $286 and $(1,205), respectively	$244	$555	$(2,339)
Reclassification adjustment for net gains realized in net income (loss), net of taxes of $300, $346 and $147, respectively	(582)	(672)	(285)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of taxes of $69, $922 and $4,931, respectively	133	1,790	9,571

Net unrealized gains (losses) on available-for-sale securities, net of tax	(205)	1,673	6,947
Net income (loss)	4,072	3,271	(6,335)

Total comprehensive income	$3,867	$4,944	$612

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$4,072	$3,271	$(6,335)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and accretion	2,411	1,807	808
Provision for loan loss	1,196	505	427
Deferred tax benefit	(61)	766	(5,016)
Investment securities gains, net	(882)	(1,018)	(432)
Impairment losses on investment securities	202	2,712	14,502
Other real estate losses (gains)	113	55	(15)
Loans originated for sale	(5,410)	(11,856)	(15,054)
Proceeds from sale of loans originated for sale	4,887	11,830	15,555
Mortgage banking income	(162)	(236)	(265)
Earnings on bank-owned life insurance	(496)	(525)	(553)
Federal income tax refund	1,400	(1,400)	—
Changes in:
Interest receivable	205	(12)	525
Interest payable	(94)	(190)	(246)
Prepaid FDIC assessment	647	809	(2,915)
Other assets and liabilities	228	(543)	834

Net cash flows from operating activities	8,256	5,975	1,820

Cash (deficit) flow from investing activities
Purchases of available-for-sale securities	(57,746)	(85,753)	(49,422)
Purchases of held-to-maturity securities	—	—	(2,040)
Proceeds from sales of securities	14,458	15,153	3,734
Proceeds from call, maturity and principal payments on securities	44,370	53,682	63,872
Net increase in loans made to customers	(24,636)	(17,737)	(3,277)
Proceeds from disposition of other real estate	378	149	487
Purchases of premises and equipment	(336)	(175)	(222)
Proceeds from bank-owned life insurance	—	1,138	—

Net cash (deficit) flow from investing activities	(23,512)	(33,543)	13,132

Cash flow (deficit) from financing activities
Net increase in deposit accounts	31,256	4,014	7,542
Repayments of Federal Home Loan Bank advances	(23,500)	(15,500)	(6,000)
Proceeds from Federal Home Loan Bank	8,000	12,000	—
Net (decrease) increase in other short-term borrowings	(128)	(1,965)	1,218
Dividends paid	—	—	(3)
Purchases of treasury stock	—	—	(1)
Treasury shares reissued	—	—	272

Net cash flow (deficit) from financing activities	15,628	(1,451)	3,028

Net change in cash and cash equivalents	372	(29,019)	17,980

Cash and cash equivalents
Beginning of year	15,804	44,823	26,843

End of year	$16,176	$15,804	$44,823

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,490	$1,395	$810
Interest	$4,826	$6,557	$9,475
Transfer of loans to other real estate owned	$80	$365	$350

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of Cortland Bancorp, and its bank subsidiary, The Cortland Savings and Banking Company, reflect banking industry practices and conform to U.S. generally accepted accounting principles. A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements is set forth below.

Principles of Consolidation: The consolidated financial statements include the accounts of Cortland Bancorp (the Company) and its wholly-owned subsidiaries, Cortland Savings and Banking Company (the Bank) and New Resources Leasing Co. All significant intercompany balances and transactions have been eliminated.

Industry Segment Information: The Company and its subsidiaries operate in the domestic banking industry which accounts for substantially all of the Company’s assets, revenues and operating income. The Company, through the Bank, grants residential, consumer, and commercial loans and offers a variety of saving plans to customers located primarily in the Northeastern Ohio and Western Pennsylvania area. ASC Topic 280 Segment Reporting requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on the analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-makers use consolidated results to make operating and strategic decisions, and therefore, are not required to disclose any additional segment information.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Flow: Cash and cash equivalents include cash on hand and amounts due from banks, both interest and non-interest bearing. The Company reports net cash flows for customer loan transactions, deposit transactions and deposits made with other financial institutions.

Investment Securities: Investments in debt and equity securities are classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available-for-sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so. The Company currently has no securities classified as trading or held-to-maturity.

Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, with such amortization or accretion included in interest income. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders’ equity, net of tax effects. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount premiums. Discounts on securities are amortized on the level-yield method without anticipating payments, except for both U.S. Government and private-label mortgage-backed and related securities where twelve months of historical prepayments are taken into consideration.

Other-than-Temporary Investment Security Impairment: Securities are evaluated periodically to determine whether a decline in value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, along with the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline in value is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Unrealized losses on investments have not been recognized into income. However, once a decline in value is determined to be other-than-temporary, the credit related other-than-temporary impairment (OTTI) is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss).

Loans: Loans are stated at the principal amount outstanding net of the unamortized balance of deferred loan origination fees and costs. Deferred loan origination fees and costs are amortized as an adjustment to the related loan yield over the contractual life using the level-yield method. Interest income on loans is accrued over the term of the loans based on the amount of principal outstanding. The accrual of interest is discontinued on a loan when management determines that the collection of interest is doubtful. Generally a loan is placed on non-accrual status once the borrower is 90 days past due on payments, or whenever sufficient information is received to question the collectability of the loan or any time legal proceedings are initiated involving a loan. Interest income accrued up to the date a loan is placed on non-accrual is reversed through interest income. Cash payments received while a loan is classified as non-accrual are recorded as a reduction to principal or reported as interest income according to management’s judgment as to the collectability of principal. A loan is returned to accrual status when either all of the principal and interest amounts contractually due are brought current and future payments are, in management’s judgment, collectable, or when it otherwise becomes well secured and in the process of collection. When a loan is charged-off, any interest accrued but not collected on the loan is charged against earnings. The same treatment is applied to impaired loans.

Loans Held for Sale: The Company originates certain residential mortgage loans for sale in the secondary mortgage loan market. The Company concurrently sells the rights to service the related loans. These loans are classified as loans held for sale, and carried at the estimated fair value based on secondary market prices. Adjustments to the fair value of loans held for sale are included in “mortgage banking gains” in the consolidated statements of income. Deferred fees and costs related to loans held for sale are not amortized, but included in the cost basis at the time of sale.

Allowance for Loan Losses (ALLL) and Allowance for Losses on Lending Related Commitments: Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans, along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans are evaluated for impairment in accordance with the Bank’s loan review policy. These loans are analyzed to determine if they are “impaired,” which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days and are placed on non-accrual status are evaluated on an individual basis. Allowances for loan losses on impaired loans are determined using the estimated future cash flows of the loan, discounted to their present value using the loan’s effective interest rate, or in most cases, the estimated fair value of the underlying collateral. If the analysis indicates a collection shortfall, a specific reserve is allocated to loans on an individual basis which are reviewed for impairment. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics.

Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated. Estimates of credit losses should reflect consideration of all significant factors that affect collectability of the portfolio. While historical loss experience provides a reasonable starting point, historical losses, or even recent trends in losses are not, by themselves, a sufficient basis to determine the appropriate level for the ALLL. Management will also consider any factors that are likely to cause estimated credit losses associated with the Bank’s current portfolio to differ from historical loss experience. Factors include, but are not limited to, changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practices; changes in economic trends; changes in the nature and volume of the portfolio; changes in the experience and ability of lending management and the depth of staff; changes in the trend, volume and severity of past-due and classified loans, and trends in the volume of non-accrual loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; levels and trends in classification; declining trends in performance; structure and lack of performance measures and migration between risk classifications.

Key risk factors and assumptions are updated to reflect actual experience and changing circumstances. While management may periodically allocate portions of the ALLL for specific problem loans, the entire ALLL is available for any charge-offs that occur.

Certain collateral dependent loans are evaluated individually for impairment, based on management’s best estimate of discounted cash repayments and the anticipated proceeds from liquidating collateral. The actual timing and amount of repayments and the ultimate realizable value of the collateral may differ from management’s estimates.

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

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheet within accrued expenses and other liabilities, while the corresponding provision for these losses is recorded as a component of other expense.

Loan Charge-off Policies: Consumer loans are generally fully or partially charged down to the fair value of collateral securing the asset prior to the loan becoming 180 days past due, unless the loan is well secured and in the process of collection. All other loans are generally charged down to the net realizable value when the loan is 90 days past due.

Troubled Debt Restructurings (TDR): A loan is classified as a TDR when management grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, except in situations of economic difficulties. Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches non-accrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. In addition to the allowance for the pooled portfolios, management has developed a separate allowance for loans that are identified as impaired through a TDR. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed generally on the straight-line method over the estimated useful lives (5 to 40 years) of the various assets. Maintenance and repairs are expensed and major improvements are capitalized.

Other Real Estate: Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets on the consolidated balance sheets. Such real estate is carried at the lower of cost or fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

Intangible Asset: A core deposit intangible asset resulting from a branch acquisition is being amortized over a 15 year period. The intangible asset was fully amortized at December 31, 2010, and was included in other assets on the consolidated balance sheets. The annual expense was $24,000 in 2010 and $37,000 in 2009.

Cash Surrender Value of Life Insurance: Bank-owned life insurance (BOLI) represents life insurance on the lives of certain Company employees, officers and directors who have provided positive consent allowing the Company to be the co-beneficiary of such policies. Since the Company is the owner of the insurance policies, increases in the cash value of the policies, as well as its share of insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash value of the policies is included on the consolidated balance sheets. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and quarterly thereafter. The amount of BOLI with any individual carrier is limited to 15% of Tier I Capital. The Company has purchased BOLI to provide a long-term asset to offset long-term benefit liabilities, while generating competitive investment yields.

Endorsement Split-Dollar Life Insurance Arrangement: The Company maintains a liability for the death benefit promised under split-dollar life insurance arrangements.

Derivative Instruments and Hedging Activities: To mitigate interest rate risk associated with commitments made to borrowers for mortgage loans that have not yet closed and that are intended for sale in the secondary markets, the Company may enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives, to limit exposure to potential movements in market interest rates. The Company also enters into contracts for the future delivery of residential mortgage loans when interest rate locks are entered into in order to economically hedge potential adverse effects of changes in interest rates. These contracts are also derivative instruments. All derivative instruments are recognized as either other assets or other liabilities at fair value in the consolidated balance sheets. Gains or losses are recorded as part of mortgage banking gains on the consolidated statements of income.

Advertising: The Company expenses advertising costs as incurred.

Income Taxes: A deferred tax liability or asset is determined at each balance sheet date. It is measured by applying currently enacted tax laws to future amounts that result from differences in the financial statement and tax bases of assets and liabilities.

Other Comprehensive Income: Accumulated other comprehensive income for the Company is comprised solely of unrealized holding gains (losses) on available-for-sale securities, net of tax.

Per Share Amounts: Basic and diluted earnings per common share are based on weighted average shares outstanding.

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2011	2010	2009
Net income (loss) (amounts in thousands)	$4,072	$3,271	$(6,335)
Weighted average common shares outstanding	4,525,538	4,525,546	4,525,516
Basic earnings per common share	$0.90	$0.72	$(1.40)
Diluted earnings per common share	$0.90	$0.72	$(1.40)

Off-Balance Sheet Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Reclassifications: Certain items in the financial statements for 2010 and 2009 have been reclassified to conform to the 2011 presentation.

Authoritative Accounting Guidance:

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the necessary disclosures in Note 3.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

NOTE 2—INVESTMENT SECURITIES

The following is a summary of investment securities:

		(Amounts in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Investment securities available-for-sale
U.S. Treasury securities	$119	$14	$—	$133
U.S. Government agencies and corporations	20,280	262	—	20,542
Obligations of states and political subdivisions	37,419	1,602	2	39,019
U.S. Government-sponsored mortgage-backed securities	71,078	3,102	91	74,089
U.S. Government-sponsored collateralized mortgage obligations	39,131	318	255	39,194
Private-label mortgage-backed securities	127	3	—	130
Private-label collateralized mortgage obligations	518	—	267	251
Trust preferred securities	17,600	4	8,459	9,145

Total debt securities	186,272	5,305	9,074	182,503
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	631	—	267	364

Total available-for-sale	$189,952	$5,305	$9,341	$185,916

December 31, 2010
Investment securities available-for-sale
U.S. Government agencies and corporations	$28,913	$541	$—	$29,454
Obligations of states and political subdivisions	27,332	42	1,485	25,889
U.S. Government-sponsored mortgage-backed securities	77,754	2,663	175	80,242
U.S. Government-sponsored collateralized mortgage obligations	16,202	89	47	16,244
Private-label mortgage-backed securities	205	6	—	211
Private-label collateralized mortgage obligations	3	—	—	3
Trust preferred securities	18,137	101	5,459	12,779
Corporate securities	287	—	—	287

Total debt securities	168,833	3,442	7,166	165,109
Regulatory stock	3,049	—	—	3,049

Total available-for-sale	$171,882	$3,442	$7,166	$168,158

Investment securities held-to-maturity
U.S. Treasury securities	$124	$15	$—	$139
U.S. Government agencies and corporations	1,993	107	—	2,100
Obligations of states and political subdivisions	12,607	385	10	12,982
U.S. Government-sponsored mortgage-backed and related securities	2,546	206	—	2,752
U.S. Government-sponsored collateralized mortgage obligations	2,464	132	1	2,595
Private-label collateralized mortgage obligations	566	—	193	373

Total held-to-maturity	$20,300	$845	$204	$20,941

At December 31, 2011 and 2010, regulatory stock consisted of $2.8 million and $226,000, respectively, in Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.

The Bank is a member of the FHLB of Cincinnati and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

While the FHLBs have been negatively impacted by the current economic conditions, the FHLB of Cincinnati has reported profits for 2011, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2011 or 2010.

The amortized cost and fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale
Due in one year or less	$276	$288
Due after one year through five years	11,782	12,012
Due after five years through ten years	12,926	13,256
Due after ten years	50,434	43,283

Total investment securities available-for-sale	75,418	68,839
U.S. Government-sponsored mortgage-backed and related securities	110,209	113,283
Private-label mortgage-backed and related securities	645	381

Total investment securities	$186,272	$182,503

The following table sets forth the proceeds, gains and losses realized on securities sold or called for each of the years ended December 31:

	(Amounts in thousands)
	2011	2010	2009
Proceeds on securities sold	$14,458	$15,153	$3,734
Gross realized gains	562	920	217
Gross realized losses	33	—	—

Proceeds on securities called	$1,939	$7,914	$27,784
Gross realized gains	9	98	215
Gross realized losses	—	—	—

Exchange on General Motors transaction:
Gross realized gains	$344	$—	$—
Gross realized losses	—	—	—

Available-for-sale securities, carried at fair value, totaled $185.9 million at December 31, 2011 and $168.2 million at December 31, 2010. These securities represent 100.00% and 89.23% of all investment securities in 2011 and 2010, respectively. In management’s opinion, these percentages provide an adequate level of liquidity.

As of March 31, 2011, in order to maintain maximum flexibility in managing the investment portfolio and to improve liquidity options, management opted to reclassify all investments in the held-to-maturity classification into the available-for-sale portfolio. The reclassification resulted in the recording of an unrealized gain of $522,000, an increase of $344,000 net of tax to other comprehensive income.

Investment securities with a carrying value of approximately $106.4 million at December 31, 2011 and $108.5 million at December 31, 2010 were pledged to secure deposits and for other purposes.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2011:

			(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored mortgage-backed and related securities	$13,593	$91	$—	$—	$13,593	$91
U.S. Government-sponsored collateralized mortgage obligations	14,866	220	1,858	35	16,724	255
Private-label collateralized mortgage obligation	—	—	249	267	249	267
Obligations of states and political subdivisions	—	—	1,064	2	1,064	2
Trust preferred securities	—	—	8,628	8,459	8,628	8,459
General Motors equity investments	364	267	—	—	364	267

Total	$28,823	$578	$11,799	$8,763	$40,622	$9,341

The above table represents 45 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2010:

			(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored mortgage-backed and related securities	$18,455	$175	$33	$1	$18,488	$176
U.S. Government-sponsored collateralized mortgage obligations	8,083	47	—	—	8,083	47
Private-label collateralized mortgage obligation	—	—	373	193	373	193
Obligations of states and political subdivisions	20,075	1,351	4,290	144	24,365	1,495
Trust preferred securities	—	—	11,997	5,459	11,997	5,459

Total	$46,613	$1,573	$16,693	$5,797	$63,306	$7,370

The above table represents 89 investment securities where the current value is less than the related amortized cost.

The unrealized loss on trust preferred securities represents pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at December 31, 2011 was $8.5 million, compared to a $5.5 million loss at December 31, 2010.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, private-label mortgage-backed securities and private-label collateralized mortgage obligations (CMO) were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Among the Company’s numerous mortgage-backed securities is one private-label CMO. The security was valued on December 31, 2011 at $0.48 on a dollar and is scheduled to reprice in February of 2012. The Company had the security tested by a third party for subprime mortgage containment and none was found. As government intervention takes hold and the market in general somewhat settles, the CMO market has begun a slow recovery. At March 31, 2009, this security priced at $0.39 on a dollar and at December 31, 2010 at $0.66 on a dollar. The sizable fluctuation in the value since March 2009 provides evidence that the impairment is temporary. General market liquidity has been improving, even with the government phasing out of its many assertive programs. The security carries a credit rating of “CCC” indicating some probability of default. The security’s underlying delinquency rate is 6.77%. A current analysis of this security indicates at the current delinquency and default rates, no loss is projected on this security through its maturity. The structure of this security is such that it contains both senior and subordinate tranches. The Company owns the 1A2 tranche, subordinate only to the super senior 1A1 tranche. There were originally 4 tranches below the 1A2, but only two remain. Given this scenario, the structure of this security plays into its value as much as the underlying collateral itself. From a structural standpoint, the subordination and resulting support requirements are ultra- sensitive to prepayments. The higher the prepayment (CPR) rate, the lower the probability of impairment because prepayments are applied pari passu through the structure (not subordinate). For analysis purposes, the Company uses a third party credit profile that presents a price/yield credit stress table which contains 36 different scenarios. Each scenario is driven by CDR (default rate), loss severity, and CPR assumptions, with the results being any expected loss and the year any first loss may occur. In reviewing the occurrence of losses throughout each of the profiles, there is not a consistent range of results leading to any certainty of impairment. The Company will continue to monitor these stress results and upon noting a consistency in negative results, will seek to run present value cash flows to quantify an estimated loss.

This CMO is in the available-for-sale portfolio and it is not more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery. As a result of all the facts presented, the Company does not consider this investment to be other-than-temporarily impaired.

During September 2008, the U.S. government placed mortgage finance companies Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), under conservatorship, giving management control to their regulator, the Federal Housing Finance Agency (FHFA) and providing both companies with access to credit from the U.S. Treasury. Debt obligations now provide an explicit guarantee of the full faith and credit of the United States government to existing and future debt holders of Fannie Mae and Freddie Mac limited to the period under which they are under conservatorship. The Company’s investment in FNMA and FHLMC is $2.5 million and $2.0 million, respectively. In response to the takeover, the Federal Deposit Insurance Corporation (FDIC) tentatively approved a rule, proposed by all four federal bank regulators, that eases capital requirements for federally insured depository institutions that hold FNMA and FHLMC corporate debt, subordinated debt, mortgage guarantees and derivatives.

Securities Deemed to be Other-Than-Temporarily Impaired

The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities are recognized in accordance with FASB ASC topic 320, Investments—Debt and Equity Securities. For debt securities, ASC topic 320 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more-likely-than-not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), application of ASC topic 320 determines the presentation and amount of the OTTI recognized in the income statement.

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

As more fully disclosed in Note 11, the Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments presented below were other-than-temporarily impaired at December 31, 2011 and 2010. The Company recorded impairment credit losses in earnings on available-for-sale securities of $202,000, $2,712,000 and $14,502,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The $61,000, $2,669,000, and $4,402,000 non-credit portion of impairment recognized during the years ended December 31, 2011, 2010 and 2009 respectively, was recorded in other comprehensive income (loss).

	(Amounts in thousands) December 31,
	2011	2010	2009
Trust preferred securities	$202	$2,712	$13,687
General Motors corporate securities	—	—	815

Total	$202	$2,712	$14,502

As of December 31, 2011, the Company recognized cumulative OTTI of $16.6 million attributable to 20 trust preferred securities with a cost basis of $22.6 million. As of December 31, 2010, the Company recognized cumulative OTTI of $16.4 million attributable to 20 trust preferred securities with a cost basis of $22.7 million. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted. Refer to Note 11 for additional discussion of trust preferred securities impairment.

The following provides a cumulative roll forward of credit losses recognized in earnings for trust preferred securities held and not intended to be sold:

	(Amounts in thousands) For the Year Ended December 31,
	2011	2010	2009
Beginning balance	$16,399	$13,687	$—
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	(5,927)	—	—
Credit losses on debt securities for which other-than-temporary impairment has been previously recognized	—	97	13,687
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	202	2,615	—

Ending balance	$10,674	$16,399	$13,687

In April 2011, as approved by the U.S. Bankruptcy court, unsecured bondholders of General Motors Corporation (“GM”) received partial distributions in accordance with the Amended Joint Chapter 11 Plan (the “Plan”). The Company owned $2.4 million par value of unsecured bonds determined to be other than temporarily impaired in 2008 and written down to $1.3 million in 2008 and $815,000 in 2009 to a value of $287,000. In accordance with the Plan, the Company received in exchange for the bonds 9,564 shares of GM common shares, 8,694 GM Class A Warrants exercisable at $10.00 per share, 8,694 GM Class B Warrants exercisable at $18.33 per share. The market value of the equity securities was $631,000, generating a recognizable gain of $344,000 over the fully written down value. The Company holds escrow stubs representing any remaining distributions from the bankruptcy trust. The fair value of the equity securities at December 31, 2011 was $364,000. In reviewing GM’s recent share price history, targets prices of analysts, GM’s achievement of the number one automaker in terms of sales and the Company’s ability to hold the securities for a period of time to allow for recovery, the securities are not considered other-than-temporarily impaired.

At December 31, 2011, there was $1.5 million of investment securities considered to be in non-accrual status. This balance is comprised of 15 of its 29 investments in trust preferred securities. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeast Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands) December 31,
	2011		2010
	Balance	%	Balance	%
Commercial real estate	$160,319	55.5	$146,389	55.2
Commercial	60,233	20.8	42,349	16.0
Residential real estate	45,780	15.8	52,262	19.7
Consumer	5,848	2.0	7,216	2.7
Home equity	16,916	5.9	16,963	6.4

Total loans	$289,096		$265,179

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented loans in the portfolio by product type. Loans are segmented into the following pools: commercial loans, commercial real estate loans, residential real estate loans, consumer loans and home equity loans. The Company also sub-segments the consumer loan portfolio into the following two classes: home equity loans and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over multiple periods for all portfolio segments. Management evaluates these results and utilizes the most reflective period in the calculation. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor.

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Decreasing
Trends in volume and terms	Increasing
Changes in lending policies and procedures	Stable
Experience, depth and ability of management	Increasing
Economic trends	Stable
Concentrations of credit	Increasing

The following factors are analyzed and applied to loans internally graded with higher risk credit in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

The following is an analysis of changes in the allowance for loan losses:

	(Amounts in thousands) December 31,
	2011	2010	2009
Balance at beginning of period	$2,501	$2,437	$2,470
Loan charge-offs	(832)	(616)	(620)
Recoveries	193	175	160

Net loan charge-offs	(639)	(441)	(460)
Provision charged to operations	1,196	505	427

Balance at end of year	$3,058	$2,501	$2,437

The total allowance of $3,058,000 reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the years ended December 31, 2011 and 2010:

			(Amounts in thousands)
December 31, 2011	Commercial	Commercial Real Estate	Consumer	Home Equity	Residential	Total
Allowance for credit losses:
Beginning balance	$249	$1,611	$112	$111	$418	$2,501
Charge-offs	—	(211)	(168)	(91)	(362)	(832)
Recoveries	3	118	60	6	6	193
Provision and Reallocation	313	285	88	102	408	1,196

Ending Balance	$565	$1,803	$92	$128	$470	$3,058

Individually evaluated for impairment	$69	$55	$—	$—	$—	$124
Collectively evaluated for impairment	496	1,748	92	128	470	2,934
Loan Portfolio:
Ending Balance	$60,233	$160,319	$5,848	$16,916	$45,780	$289,096

Individually evaluated for impairment	$69	$2,618	$—	$—	$—	$2,687
Collectively evaluated for impairment	60,164	157,701	5,848	16,916	45,780	286,409

December 31, 2010	Commercial	Commercial Real Estate	Consumer	Home Equity	Residential	Total
Allowance for credit losses:
Beginning balance	$209	$1,666	$157	$90	$315	$2,437
Charge-offs	(1)	(204)	(168)	(14)	(229)	(616)
Recoveries	—	58	96	3	18	175
Provision and Reallocation	41	91	27	32	314	505

Ending Balance	$249	$1,611	$112	$111	$418	$2,501

Individually evaluated for impairment	$103	$94	$—	$—	$—	$197
Collectively evaluated for impairment	146	1,517	112	111	418	2,304
Loan Portfolio:
Ending Balance	$42,349	$146,389	$7,216	$16,963	$52,262	$265,179

Individually evaluated for impairment	$155	$1,738	$—	$—	$—	$1,893
Collectively evaluated for impairment	42,194	144,651	7,216	16,963	52,262	263,286

The following tables represent credit exposures by internally assigned grades for years ended December 31, 2011 and 2010, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

•

Pass—loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Within this category, there are grades of exceptional, quality, acceptable and pass monitor.

•	Special Mention—loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•

Substandard—loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful—loans classified as doubtful have all the weaknesses inherent in a substandard asset but with the severity which make collection in full highly questionable and improbable, based on existing circumstances.

•

Loss—loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted. This rating does not mean that the assets have no recovery or salvage value but rather that the assets should be charged off now, even though partial or full recovery may be possible in the future.

The following is a summary of credit quality indicators by internally assigned grade as of December 31:

	(Amounts in thousands)
2011	Commercial	Commercial Real Estate	Total
Pass	$57,545	$142,781	$200,326
Special Mention	503	8,269	8,772
Substandard	2,185	9,269	11,454
Doubtful/Loss	—	—	—

Ending Balance	$60,233	$160,319	$220,552

2010	Commercial	Commercial Real Estate	Total
Pass	$41,159	$125,904	$167,063
Special Mention	873	12,257	13,130
Substandard	317	8,228	8,545
Doubtful/Loss	—	—	—

Ending Balance	$42,349	$146,389	$188,738

The Bank evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Bank becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

Loans are considered to be nonperforming when they are 90 days past due or on non-accrual status, though the Company may be receiving partial payments of interest and partial repayments of principals on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

Troubled Debt Restructuring

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

There were $1.2 million in TDRs at December 31, 2011 and $1.3 million at December 31, 2010. The total interest recognized on these loans was $69,000, $90,000 and $64,000 at December 31, 2011, 2010 and 2009, respectively. Had the loans at December 31, 2011 not been restructured, interest would have increased pretax income by $16,000 at December 31, 2011, $12,000 at December 31, 2010, and $26,000 at December 31, 2009.

The following presents by class, information related to loans modified in a TDR during the periods ended:

			(Amounts in thousands)
	Loans Modified as a TDR for the Year Ended December 31, 2011(1)			Loans Modified as a TDR for the Year Ended December 31, 2010(1)
	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)
Commercial real estate	—	$—	$—	1	$1,155	$23

Total	—	$—	$—	1	$1,155	$23

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

There were no loans modified in a TDR from January 1, 2011 through December 31, 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the years ended December 31, 2011 and 2010.

The following is a summary of consumer credit exposure as of December 31:

	(Amounts in thousands)
	Residential	Consumer - home equity	Consumer- other
2011
Performing	$44,938	$16,805	$4,775
Nonperforming	842	111	1,073

Total	$45,780	$16,916	$5,848

2010
Performing	$51,222	$16,916	$6,131
Nonperforming	1,040	47	1,085

Total	$52,262	$16,963	$7,216

The following is an aging analysis of the recorded investment of past due loans as of December 31:

	(Amounts in thousands)
	31-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
2011
Commercial real estate	$50	$—	$515	$565	$159,754	$160,319	$—
Commercial	1	—	69	70	60,163	60,233	—
Residential	296	112	667	1,075	44,705	45,780	—
Consumer:
Consumer—home equity	—	3	90	93	16,823	16,916	—
Consumer—other	54	33	1,039	1,126	4,722	5,848	—

Total	$401	$148	$2,380	$2,929	$286,167	$289,096	$—

2010
Commercial real estate	$418	$55	$102	$575	$145,814	$146,389	$—
Commercial	—	—	132	132	42,217	42,349	—
Residential	41	282	902	1,225	51,037	52,262	—
Consumer:
Consumer—home equity	169	—	47	216	16,747	16,963	—
Consumer—other	69	4	1,047	1,120	6,096	7,216	—

Total	$697	$341	$2,230	$3,268	$261,911	$265,179	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at December 31, 2011 and 2010. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment. The average balances are calculated based on the quarter-end balances of the loans of the period reported.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2011
With no related allowance recorded:
Commercial real estate	$1,218	$1,218	$—	$951	$66
Commercial	—	—	—	42	—
With an allowance recorded:
Commercial real estate	$1,400	$1,400	$55	$1,320	$74
Commercial	69	69	69	83	—

Total:
Commercial real estate	$2,618	$2,618	$55	$2,271	$140
Commercial	69	69	69	125	—
2010
With no related allowance recorded:
Commercial real estate	$501	$501	$—	$233	$2
Commercial	45	45	—	18	—
With an allowance recorded:
Commercial real estate	$1,237	$1,237	$94	$364	$2
Commercial	110	110	103	128	3

Total:
Commercial real estate	$1,738	$1,738	$94	$597	$4
Commercial	155	155	103	146	3

In 2009, the average recorded investment in impaired loans was $695,000 for commercial real estate and $155,000 for commercial. The interest income recognized during the period the loans were impaired was $52,000 at December 31, 2009.

The following is a summary of classes of loans on non-accrual status as of December 31:

	(Amounts in thousands)
	2011	2010
Commercial real estate	$1,470	$307
Commercial	70	132
Residential	842	1,040
Consumer
Consumer—home equity	111	47
Consumer—other	1,073	1,085

Total	$3,566	$2,611

Gross income that should have been recorded in income on nonaccrual loans was $305,000, $177,000 and $118,000 as of December 31, 2011, 2010 and 2009, respectively. Actual interest included in income on these nonaccrual loans amounts to $191,000, $71,000 and $52,000 in 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, there were $8.9 million and $6.8 million, respectively, in loans that were neither classified as non-accrual or considered impaired but which can be considered potential problem loans.

NOTE 4—PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	(Amounts in thousands)
	December 31,
	2011	2010
Land	$1,387	$1,387
Premises	8,068	8,065
Equipment	7,634	7,402
Leasehold improvements	263	261

Total premises and equipment	17,352	17,115
Less accumulated depreciation	10,878	10,395

Net book value	$6,474	$6,720

Depreciation expense was $582,000 in 2011 and 2010 and $666,000 in 2009.

NOTE 5—DEPOSITS

The following is a summary of interest-bearing deposits:

	(Amounts in thousands)
	December 31,
	2011	2010
Demand	$32,406	$31,165
Money market	63,127	51,991
Savings	98,912	90,358
Time:
In denominations under $100,000	87,995	93,500
In denominations of $100,000 or more	69,599	63,133

Total	$352,039	$330,147

Stated maturities of time deposits were as follows:

(Amounts in thousands)
2011
2012	$93,992
2013	28,237
2014	9,493
2015	5,685
2016	3,433
2017 and beyond	16,754

Total	$157,594

The following is a summary of time deposits of $100,000 or more by remaining maturities:

	(Amounts in thousands)
	December 31,
	2011			2010
	Certificates of Deposit	Other Time Deposits	Total	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$16,767	$1,834	$18,601	$12,862	$2,364	$15,226
Three to six months	15,083	1,203	16,286	9,202	477	9,679
Six to twelve months	8,330	1,876	10,206	14,498	586	15,084
One through five years	16,195	2,604	18,799	13,955	5,789	19,744
Over five years	3,726	1,981	5,707	2,265	1,135	3,400

Total	$60,101	$9,498	$69,599	$52,782	$10,351	$63,133

NOTE 6—FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER BORROWINGS

The following is a summary of FHLB advances and other borrowings:

	Weighted Average Interest Rate	(Amounts in thousands)
		December 31,
		2011	2010
FHLB Advances
Fixed rate payable and convertible fixed rate FHLB advances, with monthly interest payments:
2011		$—	$8,500
2012	4.4500%	1,500	1,500
2013	2.9140%	2,500	2,500
2014	4.1585%	6,500	6,500
2015	2.9300%	4,000	4,000
2016	4.0700%	2,000	2,000
2017	4.1216%	16,000	16,000

	3.9014%	32,500	41,000
FHLB Cash Management Advance	0.0700%	5,000	12,000

Total FHLB advances	3.3905%	37,500	53,000
Other short-term borrowings
Securities sold under repurchase agreements	0.0652%	4,773	4,344
U.S. Treasury interest-bearing demand note	0.0000%	—	557

Total other short-term borrowings	0.0652%	4,773	4,901

Total FHLB advances and other short-term borrowings	3.0151%	$42,273	$57,901

The following is a summary of other short-term borrowings:

	(Amounts in thousands)
	2011	2010	2009
Average balance during the year	$5,598	$7,214	$6,527
Average interest rate during the year	0.0889%	0.1356%	0.1346%
Maximum month-end balance during the year	$6,566	$8,515	$9,301
Weighted average interest rate at year end	0.0652%	0.1370%	0.0993%

Securities sold under repurchase agreements represent arrangements the Bank has entered into with certain deposit customers within its local market areas. These borrowings are collateralized with securities. At December 31, 2011 and 2010, securities allocated for this purpose, owned by the Bank and held in safekeeping accounts at independent correspondent banks amounted to $9.1 million and $10.2 million, respectively.

At December 31, 2011, FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $30.0 million, $6.4 million in collateralized mortgage obligations, $5.2 million in Federal Agency securities and $16.6 million in mortgage-backed securities. In comparison, FHLB advances at December 31, 2010 were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $34.4 million, $4.3 million in collateralized mortgage obligations, $13.2 million in Federal Agency securities and $15.2 million in mortgage-backed securities. Maximum borrowing capacities from FHLB totaled $48.3 million and $56.4 million at December 31, 2011 and 2010, respectively.

As of December 31, 2010, $5.0 million of the FHLB fixed rate advances was convertible to a quarterly LIBOR floating rate advance on or after certain specified dates at the option of the FHLB. If the FHLB would have elected to convert, the Company would then have acquired the right to prepay any or all of the borrowing at the time of the conversion, and on any interest payment due date, thereafter, without penalty. Three advances matured during 2011 at an average of 4.46% and were paid off.

As of both December 31, 2011 and 2010, $32.5 million of the FHLB fixed rate advances are putable on or after certain specified dates at the option of the FHLB. Should the FHLB elect to exercise the put, the Company is required to pay the advance off on that date without penalty.

NOTE 7—SUBORDINATED DEBT

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at December 31, 2011 and 2010 were 2.00% and 1.75%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.

In accordance with FASB ASC, Topic 942, Financial Services—Depository and Lending the trust is not consolidated with the Company’s financial statements. Accordingly, the Company does not report the securities issued by the trust as liabilities, but instead reports as liabilities the subordinated debentures issued by the Company and held by the trust. The subordinated debentures qualify as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Bank occupies office facilities under operating leases extending to 2018. Most of these leases contain an option to renew at the then fair rental value for periods of five and ten years. These options enable the Bank to retain use of facilities in desirable operating areas. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental and lease expense was $162,000 for 2011 and $187,000 for 2010 and 2009.

The following is a summary of remaining future minimum lease payments under current non-cancelable operating leases for office facilities:

(Amounts in thousands)
Years ending:
December 31, 2012	$99
December 31, 2013	99
December 31, 2014	99
December 31, 2015	99
December 31, 2016	59
Later years	89

Total	$544

At December 31, 2011, the Bank was required to maintain aggregate cash reserves amounting to $4.4 million in order to satisfy federal regulatory requirements. The reserves are held in useable vault cash and interest-earning balances at the Federal Reserve Bank of Cleveland.

The Bank grants commercial and industrial loans, commercial and residential mortgages, and consumer loans to customers in Northeast Ohio and Western Pennsylvania. Although the Bank has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions. Approximately 1.51% of total loans are unsecured at December 31, 2011 compared to 0.87% at December 31, 2010.

The Company enters into derivative financial instruments in the form of interest rate locks with potential mortgage loan borrowers, and likewise enters into contracts for the future delivery of residential mortgage loans into the secondary markets. Although not utilized through December 31, 2011, the Company also intends to enter into commitments to sell loans or mortgage-backed securities to limit exposure to potential movements in market interest rates. Both the loan and delivery commitments are generally for periods less than 60 days. Included in other assets in the consolidated balance sheets at fair value at December 31, 2011 is $66,000 relating to the commitments to make loans.

Although residential mortgage loans originated and sold are without recourse as to performance, third parties to which the loans are sold can require repurchase of loans in the event noncompliance with the representations and warranties included in the sales agreements exists. These repurchases are typically those for which the borrower is in a nonperforming status, diminishing the prospects for future collection on the loan. The Company historically has not been required to repurchase any loans, however, provision is made for the contingent probability of this occurrence. At December 31, 2011, $19,000 is included in other liabilities in the consolidated balance sheets for this contingency.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets. The contract or notional amounts or those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	December 31,
	2011	2010
Commitments to extend credit:
Fixed rate	$20,012	$7,395
Variable rate	52,026	36,717
Standby letters of credit	714	444

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

The Bank also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Bank reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts at December 31, 2011, totaled $10.1 million. The total average daily balance of overdrafts used in 2011 was $120,000, or less than 2% of the total aggregate overdraft protection available to depositors. The balance at December 31, 2011 of all deposit overdrafts included in total loans was $115,000, and the balance at December 31, 2010 was $147,000.

The Company also does not participate in any partnerships or other special purpose entities that might give rise to off-balance sheet liabilities.

NOTE 9—BENEFIT PLANS

The Bank has a contributory defined contribution retirement plan (a 401(k) plan) which covers substantially all employees. Total expense under the plan was $228,000 for 2011, $212,000 for 2010 and $226,000 for 2009. The Bank matches participants’ voluntary contributions up to 5% of gross pay. Participants may make voluntary contributions to the plan up to a maximum of $16,500 ($17,000 in 2012) with an additional $5,500 catch-up deferral for plan participants over the age of 50. The Bank makes monthly contributions to this plan equal to amounts accrued for plan expense.

The Company provides supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10,000 annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrues the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2011, the accumulated liability for these benefits totaled $2.0 million, with $1.6 million accrued for the officers’ plan and $456,000 for the directors’ plan.

The following table reconciles the accumulated liability for the benefit obligation of these agreements:

	(Amounts in thousands)
	Years Ended December 31,
	2011	2010
Beginning balance	$1,897	$2,127
Benefit expense	282	259
Benefit payments	(130)	(132)
Benefit reductions—due to reorganization	—	(357)

Ending balance	$2,049	$1,897

Supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. The benefit expense, as specified in the agreements for the entire year 2012, is expected to be approximately $300,000. The benefits expected to be paid in the next year are approximately $133,000.

The Bank has purchased insurance contracts on the lives of the participants in the supplemental retirement benefit plan and has named the Bank as the beneficiary. Similarly, the Company has purchased insurance contracts on the lives of the directors with the Bancorp as beneficiary. While no direct linkage exists between the supplemental retirement benefit plan and the life insurance contracts, it is management’s current intent that the revenue from the insurance contracts be used as a funding source for the plan.

The Company accrues for the monthly benefit expense of postretirement cost of insurance for split-dollar life insurance coverage. Total net amount expensed for the years ended December 31, 2011, 2010 and 2009 was $22,000, $46,000 and $42,000, respectively. The accumulated liability at December 31, 2011 is $509,000. The expense for the year ended December 31, 2012 is expected to be under $30,000.

NOTE 10—FEDERAL INCOME TAXES

The composition of income tax expense (benefit) is as follows:

	(Amounts in thousands)
	Years Ended December 31,
	2011	2010	2009
Current	$1,254	$(145)	$861
Deferred	(61)	766	(5,016)

Total	$1,193	$621	$(4,155)

The following is a summary of net deferred taxes included in other assets:

	(Amounts in thousands)
	December 31,
	2011	2010
Gross deferred tax assets:
Provision for loan and other real estate losses	$910	$527
Loan origination cost—net	192	154
Impairment loss on securities	4,332	4,263
Unrealized loss on available-for-sale securities	1,372	1,266
AMT credit carryforward	—	387
Other items	908	825

Total gross deferred tax assets	7,714	7,422
Valuation allowance	(106)	(106)

Total net deferred tax assets	7,608	7,316

Gross deferred tax liabilities:
Depreciation	(507)	(482)
Other items	(669)	(569)

Total net deferred tax liabilities	(1,176)	(1,051)

Net deferred tax asset	$6,432	$6,265

At December 31, 2011, the Company assessed its earnings history and trend over the prior two years, its estimate of future earnings, and the expiration dates of its potential net operating loss carry-forwards. Based on this assessment, the Company determined that it was more-likely-than-not that the deferred tax assets will be realized before their expiration. A valuation allowance is recorded in the Parent Company relating to impaired losses incurred therein. Because of the Parent Company’s inability to generate taxable income, realization of the deferred tax asset therein is not probable.

The following is a reconciliation between tax (benefit) expense using the statutory tax rate of 34% and the income tax provision:

	(Amounts in thousands)
	Years Ended December 31,
	2011	2010	2009
Statutory tax expense (benefit)	$1,790	$1,323	$(3,567)
Tax effect of non-taxable income	(517)	(619)	(467)
Tax effect of earnings on bank-owned life insurance-net	(131)	(142)	(157)
Tax effect of non-deductible expenses	51	59	36

Federal income tax expense (benefit)	$1,193	$621	$(4,155)

The related income tax expense on investment securities gains amounted to $300,000 for 2011, $346,000 for 2010 and $147,000 for 2009, and is included in the Federal income tax expense (benefit).

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The provision also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. There were no significant unrecognized tax benefits at December 31, 2011 and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months. No interest or penalties were incurred for income taxes which would have been recorded as a component of income tax expense.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company’s federal and state income tax returns for taxable years through 2007 have been closed for purposes of examination by the Internal Revenue Service and the Ohio Department of Revenue.

NOTE 11—FAIR VALUE

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of December 31, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		(Amounts in thousands)
		Fair Value Measurements at 12/31/11 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$133	$—	$133	$—
U.S. Government agencies and corporations	20,542	—	20,542	—
Obligations of states and political subdivisions	39,019	—	39,019	—
U.S. Government-sponsored mortgage-backed and CMO securities	113,283	—	113,283	—
Private-label mortgage-backed and related securities	381	—	381	—
Trust preferred securities	9,145	—	—	9,145
General Motors equity investments	364	364	—	—
Loans held for sale	947	—	947	—
Derivatives—commitments to make loans	66	—	66	—

		(Amounts in thousands)
		Fair Value Measurements at 12/31/10 Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$29,454	$—	$29,454	$—
Obligations of states and political subdivisions	25,889	—	25,889	—
U.S. Government-sponsored mortgage-backed and CMO securities	96,486	—	96,486	—
Private-label mortgage-backed and related securities	214	—	214	—
Trust preferred securities	12,779	—	—	12,779
Corporate securities	287	—	287	—
Loans held for sale	262	—	262	—

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2011 and 2010. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
		Net realized/unrealized gains/(losses) included in		Transfers in and/or out of Level 3	Purchases, issuances and settlements	December 31, 2011	Losses included in net income for the period relating to assets held at December 31, 2011
Description	January 1, 2011	Noninterest income	Other comprehensive loss
Trust preferred securities	$12,779	$(202)	$(3,097)	$—	$(335)	$9,145	$(202)

		Net realized/unrealized gains/(losses) included in		Transfers in and/or out of Level 3	Purchases, issuances and settlements	December 31, 2010	Losses included in net income for the period relating to assets held at December 31, 2010
Description	January 1, 2010	Noninterest income	Other comprehensive income
Trust preferred securities	$12,124	$(2,712)	$3,586	$—	$(219)	$12,779	$(2,712)

The Company conducts OTTI analysis on a quarterly basis. The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statements of income. In determining whether an impairment is other than temporary, the Company considers a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and a determination that the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. Among the factors that are considered in determining the Company’s intent and ability is a review of its capital adequacy, interest rate risk position and liquidity.

The Company also considers the issuer’s financial condition, capital strength and near-term prospects. In addition, for debt securities the Company recognizes that the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), current ability to make future payments in a timely manner and the issuer’s ability to service debt, the assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and the Company’s intent and ability to retain the security require considerable judgment.

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

The Company holds 31 trust preferred securities totaling $34.6 million (par value) that are backed by pooled trust preferred debt issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and through 2011, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 through 2011, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple trust preferred securities, including securities held by the Company. All 31 of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2011 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. Two securities totaling $5.9 million were determined worthless for book and tax purposes in 2010. The Company analyzed the cash flow characteristics of the remaining 29 securities. For 11 of these securities, the Company does not consider the investment in these assets to be OTTI at December 31, 2011. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows. Although the Company does not consider the investment in these assets to be OTTI at December 31, 2011, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The remaining 18 securities had life-to-date impairment losses of $14.1 million, of which $10.7 million was recorded as expense, and $3.4 million was recorded in other comprehensive loss. The securities subjected to FASB ASC Topic 320 accounted for the entire $8.5 million of gross unrealized losses in the trust preferred securities category at December 31, 2011.

The following table details the 18 debt securities with OTTI, their credit ratings at December 31, 2011 and the related losses recognized in earnings:

			(Amounts in thousands)
	Moody’s/ Fitch Rating	Amount of OTTI related to credit loss at Jan. 1, 2011	Additions in the Quarter Ended:				Amount of OTTI related to credit loss at Dec. 31, 2011
			March 31	June 30	Sept. 30	Dec. 31
MM Community Funding II Class B	Ba1/CC	$11	$—	$—	$—	$—	$11
PreTSL I Mezzanine	Ca/C	430	—	—	—	—	430
PreTSL II Mezzanine	Ca/C	1,274	142	—	—	—	1,416
PreTSL V Mezzanine	Ba3/D	97	—	—	—	—	97
PreTSL VIII B-3	C/C	1,635	—	—	—	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	—	—	—	274
PreTSL XV Class B-2	C/C	267	10	—	—	—	277
PreTSL XV Class B-3	C/C	269	10	—	—	—	279
PreTSL XVI D	NR/C	518	—	—	—	—	518
PreTSL XVI D	NR/C	991	—	—	—	—	991
PreTSL XVII Class C	Ca/C	978	—	—	—	—	978
PreTSL XVII Class D	NR/C	930	—	—	—	—	930
PreTSL XVIII Class D	NR/C	513	—	—	—	—	513
PreTSL XXIII Class C-FP	C/C	211	—	—	—	—	211
PreTSL XXV Class D	NR/C	1,001	—	—	—	—	1,001
PreTSL XXVI Class D	NR/C	465	—	—	—	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	—	—	—	598
Trapeza IX B-1	Ca/CC	10	40	—	—	—	50

Total		$10,472	$202	$—	$—	$—	$10,674

The following table details the 20 debt securities with OTTI, their credit ratings at December 31, 2010 and the related losses recognized in earnings:

			(Amounts in thousands)
	Moody’s/ Fitch Rating	Amount of OTTI related to credit loss at Jan. 1, 2010	Additions in the Quarter Ended:				Amount of OTTI related to credit loss at Dec. 31, 2010
			March 31	June 30	Sept. 30	Dec. 31
Alesco Preferred Funding VIII Class E Notes 1	C/C	$1,500	$—	$—	$—	$—	$1,500
MM Community Funding III Class B	Ba1/CC	6	5	—	—	—	11
PreTSL I Mezzanine	Ca/C	103	1	77	249	—	430
PreTSL II Mezzanine	Ca/C	816	364	94	—	—	1,274
PreTSL V Mezzanine	Ba3/D	—	—	—	96	1	97
PreTSL VIII B-3	C/C	1,390	—	—	165	80	1,635
PreTSL IX Class B-2	Ca/C	247	—	27	—	—	274
PreTSL XV Class B-2	C/C	84	39	—	144	—	267
PreTSL XV Class B-3	C/C	84	40	—	145	—	269
PreTSL XVI D	NR/C	518	—	—	—	—	518
PreTSL XVI D	NR/C	991	—	—	—	—	991
PreTSL XVII Class C	Ca/C	94	56	196	632	—	978
PreTSL XVII Class D	NR/C	930	—	—	—	—	930
PreTSL XVIII Class D	NR/C	513	—	—	—	—	513
PreTSL XXIII Class C-FP	C/C	204	7	—	—	—	211
PreTSL XXV Class D	NR/C	1,001	—	—	—	—	1,001
PreTSL XXVI Class D	NR/C	464	—	1	—	—	465
Trapeza CDO II Class C-1	Ca/C	317	31	218	32	—	598
Tropic CDO V Class B-1L	C/C	4,425	1	—	1	—	4,427
Trapeza IX B-1	Ca/CC	—	—	—	—	10	10

Total		$13,687	$544	$613	$1,464	$91	$16,399

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2011 used to evaluate other-than-temporary impairments:

		(Amounts in thousands)
Deal	Class	Book Value	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL I	Mezzanine	$513	$517	$4	Ca/C	17	38.07%	—%
PreTSL II	Mezzanine	688	480	(208)	Ca/C	16	48.26	—
PreTSL IV	Mezzanine	183	175	(8)	Ca/CCC	4	27.07	19.56
PreTSL V	Mezzanine	22	11	(11)	Ba3/D	—	100.00	—
PreTSL VIII	B-3	365	91	(274)	C/C	21	45.91	—
PreTSL IX	B-2	719	249	(470)	Ca/C	33	31.02	—
PreTSL XV	B-2	224	55	(169)	C/C	51	31.31	—
PreTSL XV	B-3	224	55	(169)	C/C	51	31.31	—
PreTSL XVI	D	—	—	—	NR/C	34	42.55	—
PreTSL XVI	D	—	—	—	NR/C	34	42.55	—
PreTSL XVII	C	—	—	—	Ca/C	36	32.11	—
PreTSL XVII	D	—	—	—	NR/C	36	32.11	—
PreTSL XVIII	D	—	—	—	NR/C	52	26.46	—
PreTSL XXIII	C-2	1,011	99	(912)	C/C	95	26.81	—
PreTSL XXIII	C-FP	1,550	472	(1,078)	C/C	95	26.81	—
PreTSL XXV	D	—	—	—	NR/C	48	33.52	—
PreTSL XXVI	D	—	—	—	NR/C	48	28.26	—
I-PreTSL I	B-1	985	603	(382)	NR/CCC	15	16.80	2.63
I-PreTSL I	B-2	1,000	603	(397)	NR/CCC	15	16.80	2.63
I-PreTSL I	B-3	1,000	603	(397)	NR/CCC	15	16.80	2.63
I-PreTSL II	B-3	2,991	2,383	(608)	NR/B	26	5.09	13.16
I-PreTSL III	B-2	1,000	621	(379)	B2/CCC	22	12.35	7.56
I-PreTSL III	C	1,000	383	(617)	NR/CCC	22	12.35	—
I-PreTSL IV	B-1	1,000	485	(515)	Ba2/CCC	27	8.44	10.46
I-PreTSL IV	B-2	1,000	484	(516)	Ba2/CCC	27	8.44	10.46
I-PreTSL IV	C	480	136	(344)	Caa1/CC	27	8.44	5.48
MM Community Funding III	B	280	216	(64)	Ba1/CC	5	41.11	2.76
Trapeza II	C-1	414	278	(136)	Ca/C	23	33.43	—
Trapeza IX	B-1	951	146	(805)	Ca/CC	40	12.99	—

Total		$17,600	$9,145	$(8,455)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2010 used to evaluate other-than-temporary impairments:

		(Amounts in thousands)
Deal	Class	Book Value	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL I	Mezzanine	$515	$617	$102	Ca/C	21	36.22%	—%
PreTSL II	Mezzanine	835	664	(171)	Ca/C	23	37.71	—
PreTSL IV	Mezzanine	183	136	(47)	Ca/CCC	4	27.07	19.28
PreTSL V	Mezzanine	22	14	(8)	Ba3/D	—	100	—
PreTSL VIII	B-3	365	120	(245)	C/C	22	44.82	—
PreTSL IX	B-2	722	437	(285)	Ca/C	34	30.33	—
PreTSL XV	B-2	234	49	(185)	C/C	52	23.58	—
PreTSL XV	B-3	234	49	(185)	C/C	52	35.01	—
PreTSL XVI	D	—	—	—	NR/C	36	41.87	—
PreTSL XVI	D	—	—	—	NR/C	36	41.87	—
PreTSL XVII	C	—	—	—	Ca/C	38	31.46	—
PreTSL XVII	D	—	—	—	NR/C	38	31.46	—
PreTSL XVIII	D	—	—	—	NR/C	54	24.57	—
PreTSL XXIII	C-2	1,011	198	(813)	C/C	93	27.05	—
PreTSL XXIII	C-FP	1,546	746	(800)	C/C	93	27.05	—
PreTSL XXV	D	—	—	—	NR/C	49	35.86	—
PreTSL XXVI	D	—	—	—	NR/C	50	30.23	—
I-PreTSL I	B-1	985	829	(156)	NR/CCC	16	9.04	9.11
I-PreTSL I	B-2	1,000	829	(171)	NR/CCC	16	9.04	9.11
I-PreTSL I	B-3	1,000	829	(171)	NR/CCC	16	9.04	9.11
I-PreTSL II	B-3	2,990	2,973	(17)	NR/B	29	—	14.33
I-PreTSL III	B-2	1,000	820	(180)	B2/CCC	24	5.81	10.75
I-PreTSL III	C	1,000	614	(386)	NR/CCC	24	5.81	3.19
I-PreTSL IV	B-1	1,000	608	(392)	Ba2/CCC	29	11.58	2.82
I-PreTSL IV	B-2	1,000	608	(392)	Ba2/CCC	29	11.58	2.82
I-PreTSL IV	C	500	202	(298)	Caa1/CC	29	11.58	—
Alesco VIII	E	—	—	—	C/C	56	35.62	—
MM Community Funding III	B	426	420	(6)	Ba1/CC	7	32.17	0.77
MM Community Funding II	B	165	165	—	Baa2/BB	5	29.31	17.32
Tropic V	B-1L	—	—	—	C/C	53	39.68	—
Trapeza II	C-1	414	384	(30)	Ca/C	23	37.04	—
Trapeza IX	B-1	990	468	(522)	Ca/CC	41	10.96	21.82

Total		$18,137	$12,779	$(5,358)

The market for these securities at December 31, 2011 and 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets for trust preferred securities, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2011;

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

The effective discount rates on an overall basis generally range from 17.08% to 44.38% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

With the passage of the Dodd-Frank Act, trust preferred securities issued by institutions with assets greater than $15.0 billion will no longer be included in Tier 1 capital after 2013. As a result, prepayment assumptions were adjusted to include early redemptions by all institutions meeting this criteria. As the vast majority of institutions in the trust preferred securities collateral base fall below this threshold, the revised assumption did not materially impact the valuation results.

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of December 31, 2011 and December 31, 2010, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands) December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,563	$2,563
Other real estate owned	—	—	437	437

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$1,696	$1,696
Other real estate owned	—	—	848	848

Impaired loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At December 31, 2011, the recorded investment in impaired loans was $2,687,000 with a related reserve of $124,000 resulting in a net balance of $2,563,000. At December 31, 2010, the recorded investment in impaired loans was $1,893,000 with a related reserve of $197,000 resulting in a net balance of $1,696,000.

Other real estate owned (OREO): Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs, relating to holding and maintaining the property, are charged to expense. At December 31 2011, the recorded investment in OREO was $560,000 with a valuation allowance of $123,000 resulting in a net balance of $437,000. At December 31, 2010, the recorded investment in OREO was $883,000 with a valuation allowance of $35,000 resulting in a net balance of $848,000.

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

Such techniques and assumptions, as they apply to individual categories of the financial instruments, are as follows:

Cash and cash equivalents—The carrying amounts for cash and cash equivalents are a reasonable estimate of those assets’ fair value.

Investment securities—Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on trust preferred securities were calculated using a discounted cash-flow technique. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest.

Loans, net of allowance for loan loss—Market quotations are generally not available for loan portfolios. The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.

Loans held for sale—Loans held for sale consist of residential mortgage loans originated for sale. Loans held for sale are recorded at fair value based on the price secondary markets are currently offering for loans with similar characteristics.

Mortgage banking derivatives—The Company enters into derivative financial instruments in the form of interest rate locks with potential mortgage loan borrowers, and likewise enters into contracts for the future delivery of residential mortgage loans into the secondary markets. These derivative instruments are recognized as either assets or liabilities at fair value on a recurring basis in the consolidated balance sheets as indicated in the ensuing table. Fair value adjustments relating to these mortgage banking derivatives are recorded in current year earnings as a component of mortgage banking gains.

Accrued interest receivable—The carrying amount is a reasonable estimate of these assets’ fair value.

Demand, savings and money market deposits—Demand, savings, and money market deposit accounts are valued at the amount payable on demand.

Time deposits—The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rates are estimated using market rates currently offered for similar instruments with similar remaining maturities.

FHLB advances—The fair value for fixed rate advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value for the fixed rate advances that are convertible to quarterly LIBOR floating rate advances on or after certain specified dates at the option of the FHLB and the FHLB fixed rate advances that are putable on or after certain specified dates at the option of the FHLB are priced using the FHLB of Cincinnati’s model.

Other short-term borrowings—Other short-term borrowings generally have an original term to maturity of one year or less. Consequently, their carrying value is a reasonable estimate of fair value.

Subordinated debt—The floating issuances curves to maturity are averaged to obtain an index. The spread between BBB-rated bank debt and 25-year swap rates is determined to calculate the spread on outstanding trust preferred securities. The discount margin is then added to the index to arrive at a discount rate, which determines the present value of projected cash flows.

Accrued interest payable—The carrying amount is a reasonable estimate of these liabilities’ fair value.

The fair value of unrecorded commitments at December 31, 2011 and December 31, 2010 is not material.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$16,176	$16,176	$15,804	$15,804
Investment securities available-for-sale	185,916	185,916	168,158	168,158
Investment securities held-to-maturity	—	—	20,300	20,941
Loans held for sale	947	947	262	262
Loans, net of allowance for loan losses	286,038	291,681	262,678	268,295
Accrued interest receivable	1,919	1,919	2,124	2,124
Mortgage banking derivatives	66	66	—	—
LIABILITIES:
Demand, savings and money market deposits	$265,171	$265,171	$234,876	$234,876
Time deposits	157,594	160,978	156,633	160,750
FHLB advances	37,500	41,113	53,000	56,216
Other short-term borrowings	4,773	4,773	4,901	4,901
Subordinated debt	5,155	3,508	5,155	3,962
Accrued interest payable	441	441	535	535

NOTE 12—REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain: (1) a minimum ratio of 4% both for total Tier I risk-based capital to risk-weighted assets and for Tier I risk-based capital to average assets, and (2) a minimum ratio of 8% for total risk-based capital to risk-weighted assets.

Under the regulatory framework for prompt corrective action, the Company is categorized as well capitalized, which requires minimum capital ratios of 10% for total risk-based capital to risk-weighted assets, 6% for Tier I risk-based capital to risk-weighted assets and 5% for Tier I risk-based capital to average assets (also known as the leverage ratio). There are no conditions or events since the most recent communication from regulators that management believes would change the Company’s capital classification. Management believes as of December 31, 2011, the Company meets all capital adequacy requirements to which it is subject.

	(Amounts in thousands)
	December 31,
	2011		2010
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital	$54,881		$49,372
Ratio to Risk-Weighted Assets		14.18%		13.42%
Tier I Risk-Based Capital	$51,739		$46,787
Ratio to Risk-Weighted Assets		13.37%		12.72%
Ratio to Average Assets		10.47%		9.59%

Tier I risk-based capital is shareholders’ equity, noncumulative and cumulative perpetual preferred stock, qualifying trust preferred securities and non-controlling interests less intangibles, disallowed deferred tax assets and the unrealized market value adjustment of investment securities available-for-sale. Total risk-based capital is Tier I risk-based capital plus the qualifying portion of the allowance for loan losses.

NOTE 13—RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with whom they are affiliated were loan customers during 2011. The following is an analysis of such loans:

(Amounts in thousands)
Total related-party loans at December 31, 2010	$3,233
New related-party loans	1,164
Repayments or other	(1,219)

Total related-party loans at December 31, 2011	$3,178

Deposits from executive officers, directors, and their affiliates at December 31, 2011 and 2010 were $2.6 million and $2.9 million, respectively.

The banking relationships were made in the ordinary course of business with the Bank.

NOTE 14—CONDENSED FINANCIAL INFORMATION—PARENT COMPANY

Below is condensed financial information of Cortland Bancorp (parent company only). In this information, the Parent’s investment in subsidiaries is stated at cost, including equity in the undistributed earnings of the subsidiaries, adjusted for any unrealized gains or losses on available-for-sale securities.

BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2011	2010
ASSETS
Cash	$456	$599
Investment securities available-for-sale	54	42
Investment in bank subsidiary	41,765	37,766
Investment in non-bank subsidiary	15	15
Subordinated note from subsidiary bank	6,000	6,000
Other assets	3,302	3,234

Total assets	$51,592	$47,656

LIABILITIES
Other liabilities	$718	$649
Subordinated debt (Note 7)	5,155	5,155

Total liabilities	5,873	5,804

SHAREHOLDERS’ EQUITY
Common stock	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	7,485	3,413
Accumulated other comprehensive loss	(2,663)	(2,458)
Treasury stock	(3,594)	(3,594)

Total shareholders’ equity	45,719	41,852

Total liabilities & shareholders’ equity	$51,592	$47,656

STATEMENTS OF INCOME

(Amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Interest and dividend income	$98	$100	$148
Investment securities gains (losses)	51	—	(124)
Other income	114	125	120
Interest on subordinated debt	(92)	(93)	(127)
Other expenses	(362)	(279)	(314)

Loss before income tax and equity in undistributed earnings (loss) of subsidiaries	(191)	(147)	(297)
Income tax benefit	85	79	89
Equity in undistributed earnings (loss) of subsidiaries	4,178	3,339	(6,127)

Net income (loss)	$4,072	$3,271	$(6,335)

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Cash (deficit) flows from operating activities
Net income (loss)	$4,072	$3,271	$(6,335)
Adjustments to reconcile net income (loss) to net cash (deficit) flows from operating activities:
Equity in undistributed net (income) loss of subsidiaries	(4,178)	(3,339)	6,127
Deferred tax benefit	(14)	(14)	(12)
Investment securities (gains) losses	(51)	—	124
Change in other assets and liabilities	28	(109)	(13)

Net cash deficit from operating activities	(143)	(191)	(109)

Cash flows from investing activities

Net cash flows from investing activities	—	—	—

Cash flows (deficit) from financing activities
Dividends paid	—	—	(3)
Purchases of treasury stock	—	—	(1)
Treasury shares reissued	—	—	272

Net cash flows from financing activities	—	—	268

Net change in cash	(143)	(191)	159
Cash
Beginning of year	599	790	631

End of year	$456	$599	$790

NOTE 15—DIVIDEND RESTRICTIONS

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2012 is $7,517,000 plus 2012 profits retained up to the date of the dividend declaration.

NOTE 16—LITIGATION

The Bank is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

NOTE 17—MEMORANDUM OF UNDERSTANDING

The Company has been informed by its bank regulatory agencies, which provide regulatory oversight to the Company and the Bank, that the Company has fulfilled the terms of the informal assurances given to the agencies back in 2009.

Summarized in the Company’s annual reports and quarterly reports filed with the SEC since the informal assurances were first given to the Company’s Federal and state supervisory agencies in 2009, the Company and the Bank had agreed to obtain regulatory approval in order to incur debt, repurchase stock, or pay dividends, as well as agreeing to submit a plan to strengthen and improve management of the overall risk exposure of the investment portfolio, a plan to maintain an adequate capital position, a plan to strengthen board oversight of the management and operations, and a plan to improve the Bank’s earnings and overall condition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures—None

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

Management’s Annual Report on Internal Control Over Financial Reporting. The report on management’s assessment of internal control over financial reporting is included in Item 8.

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2011 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

Item 5.02(e)	Compensatory Arrangements of Certain Officers

On March 20, 2012, the Bank’s Board of Directors approved entry into Fifth Amended Salary Continuation Agreements with President and Chief Executive Officer James M. Gasior and Executive Vice President and Chief Operating Officer Tim Carney. Messrs. Gasior and Carney’s annual normal retirement benefit amounts remain unchanged under the fifth amended salary continuation agreements. The fifth amended salary continuation agreements provide a normal retirement age benefit of $109,700 for Mr. Gasior and $112,500 for Mr. Carney, payable in each case in monthly installments beginning at the age 65 normal retirement age and continuing for 15 years. Rather, Messrs. Gasior and Carney’s salary continuation agreements were revised to (i) eliminate the age 62 cliff vesting requirement associated with receipt of the early retirement benefit and (ii) contain a two-year non-solicitation/ noncompetition provision due to the enhanced early retirement benefits being provided to the executives.

Finally, on March 20, 2012, the Bank’s Board of Directors approved entry into an Endorsement Split Dollar Agreement with Senior Vice President and Chief Financial Officer David J. Lucido, providing for division of the death proceeds of a life insurance policy on his life. The Endorsement Split Dollar Agreement replaces the existing arrangement whereby the Bank maintains term insurance on Mr. Lucido’s life, with Mr. Lucido designating the beneficiary of a portion of the death proceeds payable under the term life insurance policy. Under the terms of Mr. Lucido’s Endorsement Split Dollar Agreement, his beneficiary(ies) are entitled to life insurance policy proceeds in an amount equal to the lesser of (i) 100% of the net death proceeds or (ii) a portion of the net death proceeds equal to 100% of the accrual balance required at normal retirement age under his June 1, 2010 Salary Continuation Agreement. The Executive’s Endorsement Split Dollar Agreement terminates at the earliest of his separation from service or his attainment of age 65.

Exhibits. The foregoing descriptions of Messrs. Gasior and Carney’s fifth amended salary continuation agreements (provided herein as Exhibits 10.19 and 10.17, respectively) and Mr. Lucido’s Endorsement Split Dollar Agreement (provided herein as Exhibit 10.16) do not purport to be complete and are qualified in their entirety by reference to the exhibits attached hereto or incorporated herein by reference.

PART III

Item l0. Directors, Executive Officers and Corporate Governance

Information relating to this item will be set forth in the Company’s definitive proxy statement to be filed on or about April 6, 2012 in connection with the annual meeting of shareholders to be held May 22, 2012 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees,” “Continuing Directors,” “The Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 29, 2012 are as follows:

Name	Age	Position Held
James M. Gasior	52	President, Chief Executive Officer and Director
Timothy Carney	46	Executive Vice President, Chief Operations Officer, Secretary and Director
David J. Lucido	54	Senior Vice President and Chief Financial Officer
Stanley P. Feret	51	Senior Vice President and Chief Lending Officer

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

Item ll. Executive Compensation

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Directors Compensation in 2011.”

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

Item l4. Principal Accountant Fees and Services

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the caption “Ratification of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Included in Part II of this report:

Item 8., Financial Statements

(a)	2. Financial Statement Schedules

Financial statements schedules are omitted because the required information is either not applicable, not required or is not shown in the respective financial statements or in the notes thereto.

(a)	3. Exhibits Required by Item 601 of Regulation S-K

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits.

Exhibit 11—Statement regarding computation of earnings per share—is set forth in Item 8, Note 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Per Share Amounts—and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

Date: March 29, 2012	By:	/s/ JAMES M. GASIOR
James M. Gasior
President, Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ TIMOTHY K. WOOFTER Timothy K. Woofter	Director and Chairman of the Board	March 29, 2012 Date

/s/ JAMES M. GASIOR James M. Gasior	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2012 Date

/s/ JERRY A. CARLETON Jerry A. Carleton	Director	March 29, 2012 Date

/s/ TIMOTHY CARNEY Timothy Carney	Director	March 29, 2012 Date

/s/ DAVID C. COLE David C. Cole	Director	March 29, 2012 Date

/s/ GEORGE E. GESSNER George E. Gessner	Director	March 29, 2012 Date

/s/ JAMES E. HOFFMAN, III James E. Hoffman, III	Director	March 29, 2012 Date

/s/ NEIL J. KABACK Neil J. Kaback	Director	March 29, 2012 Date

/s/ RICHARD B. THOMPSON Richard B. Thompson	Director	March 29, 2012 Date

/s/ DAVID J. LUCIDO David J. Lucido	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 29, 2012 Date

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only.
	This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:
	For Cortland Bancorp	10-K(1)	3.2	03/16/06
	For The Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06
	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07
	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors as of May 24, 2005	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012				✓

*10.17	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 27, 2012				✓

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 27, 2012				✓

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

10.30	Reserved

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

*10.31	Severance Agreement entered into by Cortland Bancorp with each of Messrs. Timothy Carney, James M. Gasior and David J. Lucido	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret	8-K	10.34	06/02/10

11	Statement of re-computation of per share earnings	See Note 1 of Financial Statements

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel—Consent of independent registered public Accounting firms				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101	The following materials from Cortland Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Changes in Shareholders’ Equity; (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements. **				✓

(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Timothy Carney, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

CORTLAND BANCORP

BOARD OF DIRECTORS

TIMOTHY K. WOOFTER

Chairman

JERRY A. CARLETON

TIMOTHY CARNEY

DAVID C. COLE

JAMES M. GASIOR

GEORGE E. GESSNER

JAMES E. HOFFMAN III

NEIL J. KABACK

JOSEPH E. KOCH

RICHARD B. THOMPSON

WILLIAM A. HAGOOD

Director Emeritus

K. RAY MAHAN

Director Emeritus

OFFICERS

JAMES M. GASIOR

President and

Chief Executive Officer

TIMOTHY CARNEY

Executive Vice President

Chief Operating Officer and

Secretary

DAVID J. LUCIDO

Senior Vice President and

Chief Financial Officer

STANLEY P. FERET

Senior Vice President and

Chief Lending Officer

THE CORTLAND SAVINGS AND BANKING COMPANY

BOARD OF DIRECTORS
JERRY A. CARLETON President, Carleton Enterprises Inc.	NEIL J. KABACK Partner, Cohen & Company

TIMOTHY CARNEY Executive Vice President, Chief Operating Officer and Corporate Secretary	JOSEPH E. KOCH President, Joe Koch Construction

DAVID C. COLE Partner and President, Cole Valley Pontiac-Cadillac	RICHARD B. THOMPSON Executive, Therm-O-Link, Inc.

JAMES M. GASIOR President and Chief Executive Officer	TIMOTHY K. WOOFTER President, Stan-Wade Metal Products and Chairman of the Board

GEORGE E. GESSNER Attorney	WILLIAM A. HAGOOD Director Emeritus

JAMES E. HOFFMAN III Attorney	K. RAY MAHAN Director Emeritus

OFFICERS
JAMES M. GASIOR President and Chief Executive Officer	DAVID J. LUCIDO Senior Vice President and Chief Financial Officer

TIMOTHY CARNEY Executive Vice President, Chief Operating Officer and Corporate Secretary	STANLEY P. FERET Senior Vice President and Chief Lending Officer

MARCEL P. ARNAL Assistant Vice President	DARLENE MACK Assistant Vice President and Trust Officer

GRACE J. BACOT Assistant Vice President	STANLEY MAGIELSKI Vice President

PEGGY BAILEY Assistant Vice President	JOSEPH A. MARINO Vice President

NICHOLAS P. BERARDINO Vice President	KAREN MILLER Assistant Secretary

HEATHER J. BOWSER Assistant Vice President	KEITH MROZEK Vice President

CHARLES J. COMMONS Vice President	CRAIG M. PHYTHYON Vice President

DEAN S. EVANS Vice President	JUDY RUSSELL Vice President

DEBORAH L. EAZOR Vice President	BARBARA R. SANDROCK Vice President

JOAN M. FRANGIAMORE Vice President	CARRIE STACKHOUSE Assistant Vice President

JOHN HEWITT Assistant Vice President	PAUL SYNDERMAN Vice President

JAMES HUGHES Assistant Vice President	LADI STIMPFEL Assistant Vice President

WILLIAM J. HOLLAND Vice President	RUSSELL E. TAYLOR Assistant Vice President

JANET K. HOUSER Assistant Vice President	STEVE TELEGO Vice President

MICHELE LEE Assistant Vice President	SHIRLEY A. WADE Assistant Vice President

MARLENE LENIO Vice President	NICOLE WHITSEL Assistant Vice President