Form 10-Q
period 2012-03-31
CORTLAND BANCORP INC
filed 2012-05-14
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,525,526 Shares May 9, 2012

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$8,827	$9,805
Interest-earning deposits and other earning assets	4,114	6,371

Total cash and cash equivalents	12,941	16,176

Investment securities available-for-sale (Note 3)	182,686	185,916
Loans held for sale	6,804	947
Total loans (Note 4)	277,357	289,096
Less allowance for loan losses (Note 4)	(3,139)	(3,058)

Net loans	274,218	286,038

Premises and equipment	6,446	6,474
Bank-owned life insurance	13,726	12,937
Other assets	11,625	11,342

Total assets	$508,446	$519,830

LIABILITIES
Noninterest-bearing deposits	$73,712	$70,726
Interest-bearing deposits	335,343	352,039

Total deposits	409,055	422,765

Federal Home Loan Bank advances—short term	7,500	6,500
Federal Home Loan Bank advances—long term	31,000	31,000
Other short-term borrowings	3,680	4,773
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	4,423	3,918

Total liabilities	460,813	474,111

SHAREHOLDERS’ EQUITY
Common stock—$5.00 stated value—authorized 20,000,000 shares; issued 4,728,267 shares in 2011 and 2010; outstanding shares, 4,525,529 in 2012 and 4,525,530 in 2011	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	8,644	7,485
Accumulated other comprehensive loss	(1,908)	(2,663)
Treasury stock, at cost, 202,738 shares in 2012 and 202,737 shares in 2011	(3,594)	(3,594)

Total shareholders’ equity	47,633	45,719

Total liabilities and shareholders’ equity	$508,446	$519,830

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS
	ENDED MARCH 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$3,967	$3,763
Interest and dividends on investment securities:
Taxable interest	951	1,113
Nontaxable interest	350	395
Dividends	32	32
Other interest income	5	17

Total interest income	5,305	5,320

INTEREST EXPENSE
Deposits	720	864
Other short-term borrowings	1	2
Federal Home Loan Bank advances—short term	19	51
Federal Home Loan Bank advances—long term	298	313
Subordinated debt	26	23

Total interest expense	1,064	1,253

Net interest income	4,241	4,067
PROVISION FOR LOAN LOSSES	270	174

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,971	3,893

NON-INTEREST INCOME
Fees for customer services	520	513
Investment securities gains—net	7	83
Impairment losses on investment securities:
Total other-than-temporary impairment losses	(35)	(141)
Portion of gains recognized in other comprehensive income (before tax)	(136)	(61)

Net impairment losses recognized in earnings	(171)	(202)
Mortgage banking gains	154	16
Other real estate losses—net	—	(28)
Earnings on bank-owned life insurance	123	124
Other non-interest income	62	27

Total non-interest income	695	533
NON-INTEREST EXPENSES
Salaries and employee benefits	2,009	1,795
Net occupancy and equipment expense	430	455
State and local taxes	125	116
FDIC insurance expense	70	211
Professional fees	166	161
Loss on partnership	444	—
Other operating expenses	620	617

Total non-interest expenses	3,864	3,355

INCOME BEFORE FEDERAL INCOME TAX (BENEFIT)	802	1,071
Federal income tax (benefit) expense	(357)	202

NET INCOME	$1,159	$869

EARNINGS PER SHARE, BOTH BASIC AND DILUTED (Note 6)	$0.26	$0.19
CASH DIVIDENDS DECLARED PER SHARE	$—	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2012	2011
Net income	$1,159	$869
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	981	1,641
Tax effect	(334)	(558)
Reclassification adjustment for other-than-temporary impairment losses on debt securities	171	202
Tax effect	(58)	(69)
Reclassification adjustment for net gains realized in net income	(7)	(83)
Tax effect	2	28

Total other comprehensive income	755	1,161

Total comprehensive income	$1,914	$2,030

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
THREE MONTHS ENDED MARCH 31, 2011

Balance at December 31, 2010	$23,641	$20,850	$3,413	$(2,458)	$(3,594)	$41,852
Comprehensive income:
Net income	—	—	869	—	—	869
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of tax of $577	—	—	—	1,121	—	1,121
Other comprehensive gain related to securities which other-than-temporary impairment has been recognized in earnings, net of tax of $21	—	—	—	40	—	40

Total comprehensive income	—	—	—	—	—	2,030

Balance at March 31, 2011	$23,641	$20,850	$4,282	$(1,297)	$(3,594)	$43,882

THREE MONTHS ENDED MARCH 31, 2012

Balance at December 31, 2011	$23,641	$20,850	$7,485	$(2,663)	$(3,594)	$45,719
Comprehensive income:
Net income	—	—	1,159	—	—	1,159
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of reclassification adjustment, net of tax of $343	—	—	—	665	—	665
Other comprehensive gain related to securities which other-than-temporary impairment has been recognized in earnings, net of tax of $46	—	—	—	90	—	90

Total comprehensive income	—	—	—	—	—	1,914

Balance at March 31, 2012	$23,641	$20,850	$8,644	$(1,908)	$(3,594)	$47,633

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE MONTHS
	ENDED MARCH 31,
	2012	2011
Net cash (deficit) flow from operating activities	$(3,913)	$1,931
Cash (deficit) flow from investing activities
Purchases of available-for-sale securities	(5,857)	(1,612)
Proceeds from sales of securities	—	3,227
Proceeds from call, maturity and principal payments on securities	9,523	8,142
Net increase in loans made to customers	11,550	7,560
Proceeds from disposition of other real estate	78	260
Purchases of bank-owned life insurance	(694)	—
Purchases of premises and equipment	(119)	(86)

Net cash flow from investing activities	14,481	17,491

Cash (deficit) flow from financing activities
Net decrease in deposit accounts	(13,710)	(7,303)
Repayments of Federal Home Loan Bank advances	(7,000)	(17,000)
Proceeds from Federal Home Loan Bank	8,000	10,000
Net (decrease) increase in other short-term borrowings	(1,093)	1,664

Net cash deficit from financing activities	(13,803)	(12,639)

Net change in cash and cash equivalents	(3,235)	6,783

Cash and cash equivalents
Beginning of year	16,176	15,804

End of year	$12,941	$22,587

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$200	$—
Interest	$1,089	$1,303

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2011, included in our Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

2.) Reclassifications:

Certain items contained in the 2011 financial statements have been reclassified to conform to the presentation for 2012. Such reclassifications had no effect on the net results of operations.

3.) Investment Securities Available-for-Sale:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of investment securities:

		(Amounts in thousands)
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2012
Investment securities available-for-sale
U.S. Treasury securities	$118	$13	$—	$131
U.S. Government agencies and corporations	18,214	162	—	18,376
Obligations of states and political subdivisions	40,506	1,732	70	42,168
U.S. Government-sponsored mortgage-backed securities	65,741	2,909	21	68,629
U.S. Government-sponsored collateralized mortgage obligations	39,280	411	165	39,526
Private-label mortgage-backed securities	122	4	—	126
Private-label collateralized mortgage obligations	502	—	238	264
Trust preferred securities	17,415	106	7,591	9,930

Total debt securities	181,898	5,337	8,085	179,150
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	630	—	143	487

Total available-for-sale	$185,577	$5,337	$8,228	$182,686

December 31, 2011
Investment securities available-for-sale
U.S. Treasury securities	$119	$14	$—	$133
U.S. Government agencies and corporations	20,280	262	—	20,542
Obligations of states and political subdivisions	37,419	1,602	2	39,019
U.S. Government-sponsored mortgage-backed securities	71,078	3,102	91	74,089
U.S. Government-sponsored collateralized mortgage obligations	39,131	318	255	39,194
Private-label mortgage-backed securities	127	3	—	130
Private-label collateralized mortgage obligations	518	—	267	251
Trust preferred securities	17,600	4	8,459	9,145

Total debt securities	186,272	5,305	9,074	182,503
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	631	—	267	364

Total available-for-sale	$189,952	$5,305	$9,341	$185,916

At March 31, 2012 and December 31, 2011, regulatory stock consisted of $2.8 million in Federal Home Loan Bank (FHLB) stock and $226,000 in Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.

While the FHLBs have been negatively impacted by the current economic conditions, the FHLB of Cincinnati has reported profits for 2011 and year-to-date 2012, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at March 31, 2012 or December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
		Estimated Fair
	Amortized Cost	Value
Investment securities available-for-sale
Due in one year or less	$1,831	$1,843
Due after one year through five years	11,740	11,949
Due after five years through ten years	11,117	11,378
Due after ten years	51,565	45,435

Total investment securities available-for-sale	76,253	70,605
U.S. Government-sponsored mortgage-backed and related securities	105,021	108,155
Private-label mortgage-backed and related securities	624	390

Total investment securities	$181,898	$179,150

The table below sets forth the proceeds and gains or losses realized on securities sold or called for the three months ended:

	(Amounts in thousands)
	March 31,
	2012	2011
Proceeds on securities sold	$—	$3,227
Gross realized gains	—	81
Gross realized losses	—	—

Proceeds on securities called	$2,246	$330
Gross realized gains	7	2
Gross realized losses	—	—

Available-for-sale securities, carried at fair value, totaled $182.7 million at March 31, 2012 and $185.9 million at December 31, 2011. These securities represent 100.00% of all investment securities at both March 31, 2012 and December 31, 2011. In management’s opinion, these levels provide an adequate level of liquidity.

Investment securities with a carrying value of approximately $105.2 million at March 31, 2012 and $106.4 million at December 31, 2011 were pledged to secure deposits and for other purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at March 31, 2012:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government-sponsored mortgage-backed and related securities	$7,333	$21	$—	$—	$7,333	$21
U.S. Government-sponsored collateralized mortgage obligations	10,293	142	1,675	23	11,968	165
Private-label collateralized mortgage obligation	—	—	262	238	262	238
Obligations of states and political subdivisions	3,289	70	—	—	3,289	70
Trust preferred securities	2,678	594	6,647	6,997	9,325	7,591
General Motors equity investments	487	143	—	—	487	143

Total	$24,080	$970	$8,584	$7,258	$32,664	$8,228

The above table comprises 43 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2011:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government-sponsored mortgage-backed and related securities	$13,593	$91	$—	$—	$13,593	$91
U.S. Government-sponsored collateralized mortgage obligations	14,866	220	1,858	35	16,724	255
Private-label collateralized mortgage obligation	—	—	249	267	249	267
Obligations of states and political subdivisions	—	—	1,064	2	1,064	2
Trust preferred securities	—	—	8,628	8,459	8,628	8,459
General Motors equity investments	364	267	—	—	364	267

Total	$28,823	$578	$11,799	$8,763	$40,622	$9,341

The above table comprises 45 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at March 31, 2012 was $7.6 million compared to a $8.5 million loss at December 31, 2011.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, private-label mortgage-backed securities and private-label collateralized mortgage obligations (CMO) were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Among the Company’s numerous mortgage-backed securities is one privately-issued variable rate CMO. The security was valued on March 31, 2012 at $0.52 on a dollar and is scheduled to reprice in February of 2013. The Company had the security tested by a third party for subprime mortgage containment and none was found. As government intervention takes hold and the market in general somewhat settles, the CMO market has begun a slow recovery. At March 31, 2009, this security priced at $0.39 on a dollar and $0.62, $0.66 and $0.48 on a dollar at December 31, 2009, December 31, 2010 and December 31, 2011, respectively. The sizable fluctuations in the value since March 2009 provides evidence that the impairment is temporary. General market liquidity has been improving, even with the government phasing out of its many assistive programs. The security carries a credit rating of “CCC” indicating some probability of default. The security’s underlying delinquency rate is 6.15%. A current analysis of this security indicates at the current delinquency and default rates, no loss is projected on this security through its maturity. The structure of this security is such that it contains both senior and subordinate tranches. The Company owns the 1A2 tranche, subordinate only to the super senior 1A1 tranche. There were originally 4 tranches below the 1A2, but only two remain. Given this scenario, the structure of this security plays into its value as much as the underlying collateral itself. From a structural standpoint, the subordination and resulting support requirements are ultra- sensitive to prepayments. The higher the prepayment (CPR) rate, the lower the probability of impairment because prepayments are applied pari passu through the structure (not subordinate). For analysis purposes, the Company uses a third party credit profile that presents a price/yield credit stress table which contains 36 different scenarios. Each scenario is driven by CDR (default rate), loss severity, and CPR assumptions, with the results being any expected loss and the year any first loss may occur. In reviewing the occurrence of losses throughout each of the profiles, there is not a consistent range of results leading to any certainty of impairment. The Company will continue to monitor these stress results and upon noting a consistency in negative results, will seek to run present value cash flows to quantify an estimated loss. This CMO is in the available-for-sale portfolio and it is not more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery. As a result of all the facts presented, the Company does not consider this investment to be other-than-temporarily impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities Deemed to be Other-Than-Temporarily Impaired

The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during the first quarter of 2012 in accordance with FASB ASC topic 320, Investments – Debt and Equity Securities.

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

In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income.

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at March 31, 2012 and 2011. The Company recorded impairment credit losses in earnings on available-for-sale securities of $171,000 and $202,000 for the quarters ended March 31, 2012 and 2011, respectively. The $136,000 and $61,000 non-credit portion of impairment recognized during the quarters ended March 31, 2012 and 2011, respectively, was recorded in other comprehensive income.

	(Amounts in thousands)
	March 31,
	2012	2011
Trust preferred securities	$171	$202

Total	$171	$202

For the quarter ended March 31, 2012, the Company recognized OTTI of $171,000 attributable to 2 trust preferred securities with a cost basis of $3.1 million. For the quarter ended March 31, 2011, the Company recognized OTTI of $202,000 attributable to 5 trust preferred securities with a cost basis of $8.5 million. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted and attributable to credit deterioration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following provides a cumulative roll forward of credit losses recognized in earnings for trust preferred securities held and not intended to be sold for the three months ended:

	(Amounts in thousands)
	March 31,
	2012	2011
Beginning balance	$10,674	$16,399
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	171	202
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	(5,927)

Ending balance	$10,845	$10,674

In April 2011, as approved by the U.S. Bankruptcy court, unsecured bondholders of General Motors Corporation (“GM”) received partial distributions in accordance with the Amended Joint Chapter 11 Plan (the “Plan”). The Company owned $2.4 million par value of unsecured bonds determined to be other than temporarily impaired in 2008 and written down to $1.3 million in 2008 and $815,000 in 2009 to a value of $287,000. In accordance with the Plan, the Company received in exchange for the bonds 9,379 shares of GM common shares, 8,527 GM Class A Warrants exercisable at $10.00 per share, 8,527 GM Class B Warrants exercisable at $18.33 per share. The market value of the equity securities was $621,000, generating a recognizable gain of $334,000 over the fully written down value. The Company holds escrow stubs representing any remaining distributions from the bankruptcy trust. The fair value of the equity securities at March 31, 2012 was $487,000. In reviewing GM’s recent share price history, targets prices of analysts, GM’s achievement of the number one automaker in terms of sales and the Company’s ability to hold the securities for a period of time to allow for recovery, the securities are not considered other-than-temporarily impaired.

At March 31, 2012, there was $1.5 million of investment securities considered to be in non-accrual status. This balance is comprised of 14 of its 29 investments in trust preferred securities. The quarterly interest payments have been placed in “payment in kind” status, which results in a temporary delay in the payment of interest. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.

4.) Loans and Allowance for Loan Losses:

The Company, through its subsidiary bank, grants residential, consumer and commercial loans to customers located primarily in Northeast Ohio and Western Pennsylvania.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	March 31, 2012		December 31, 2011
	Balance	%	Balance	%
Commercial real estate	$172,437	62.2	$160,319	55.5
Commercial	39,357	14.2	60,233	20.8
Residential real estate	43,147	15.5	45,780	15.8
Consumer	5,515	2.0	5,848	2.0
Home equity	16,901	6.1	16,916	5.9

Total loans	$277,357		$289,096

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

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Decreasing
Trends in volume and terms	Stable
Changes in lending policies and procedures	Stable
Experience, depth and ability of management	Stable
Economic trends	Stable
Concentrations of credit	Stable

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
		Commercial		Home
March 31, 2012	Commercial	Real Estate	Consumer	Equity	Residential	Total
Balance at beginning of period	$565	$1,803	$92	$128	$470	$3,058
Loan charge-offs	(17)	—	(46)	(51)	(100)	(214)
Recoveries	2	—	15	2	6	25

Net loan charge-offs	(15)	—	(31)	(49)	(94)	(189)
Provision charged to operations	(16)	(148)	60	112	262	270

Balance at end of period	$534	$1,655	$121	$191	$638	$3,139

		Commercial		Home
March 31, 2011	Commercial	Real Estate	Consumer	Equity	Residential	Total
Balance at beginning of period	$249	$1,611	$112	$111	$418	$2,501
Loan charge-offs	—	—	(32)	—	(25)	(57)
Recoveries	—	—	19	1	3	23

Net loan charge-offs	—	—	(13)	1	(22)	(34)
Provision charged to operations	110	61	16	(1)	(12)	174

Balance at end of period	$359	$1,672	$115	$111	$384	$2,641

The total allowance of $3,139,000 reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date. The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended March 31, 2012 and December 31, 2011.

	(Amounts in thousands)
		Commercial		Home
March 31, 2012	Commercial	Real Estate	Consumer	Equity	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$64	$55	$—	$—	$—	$119
Collectively evaluated for impairment	470	1,600	121	191	638	3,020

Total ending allowance balance	$534	$1,655	$121	$191	$638	$3,139

Loan Portfolio:
Individually evaluated for impairment	$64	$1,911	$—	$—	$—	$1,975
Collectively evaluated for impairment	39,293	170,526	5,515	16,901	43,147	275,382

Total ending loans balance	$39,357	$172,437	$5,515	$16,901	$43,147	$277,357

		Commercial		Home
December 31, 2011	Commercial	Real Estate	Consumer	Equity	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$69	$55	$—	$—	$—	$124
Collectively evaluated for impairment	496	1,748	92	128	470	2,934

Total ending allowance balance	$565	$1,803	$92	$128	$470	$3,058

Loan Portfolio:
Individually evaluated for impairment	$69	$2,618	$—	$—	$—	$2,687
Collectively evaluated for impairment	60,164	157,701	5,848	16,916	45,780	286,409

Total ending loans balance	$60,233	$160,319	$5,848	$16,916	$45,780	$289,096

The following tables represent credit exposures by internally assigned grades for March 31, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s internally assigned grades are as follows:

•

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Within this category, there are grades of exceptional, quality, acceptable and pass monitor.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•

Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset but with the severity which make collection in full highly questionable and improbable, based on existing circumstances.

•

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted. This rating does not mean that the assets have no recovery or salvage value but rather that the assets should be charged off now, even though partial or full recovery may be possible in the future.

The following is a summary of credit quality indicators by internally assigned grade as of March 31, 2012 and December 31, 2011:

	(Amounts in thousands)
		Commercial
March 31, 2012	Commercial	Real Estate	Total
Pass	$37,112	$154,572	$191,684
Special Mention	265	8,684	8,949
Substandard	1,980	9,181	11,161
Doubtful/Loss	—	—	—

Ending Balance	$39,357	$172,437	$211,794

		Commercial
December 31, 2011	Commercial	Real Estate	Total
Pass	$57,545	$142,781	$200,326
Special Mention	503	8,269	8,772
Substandard	2,185	9,269	11,454
Doubtful/Loss	—	—	—

Ending Balance	$60,233	$160,319	$220,552

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were $1.5 million in TDRs at March 31, 2012, $1.2 million at December 31, 2011 and $1.3 million at March 31, 2011. The total interest recognized on these loans was $17,000, $69,000 and $20,000 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Had the loans not been restructured, interest would have increased pretax income by $4,000, $16,000 and $7,000 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

The following presents by class, information related to loans modified in a TDR during the periods ended (1):

	(Amounts in thousands)
	March 31, 2012			December 31, 2011
		Recorded	Increase in the		Recorded	Increase in the
Troubled Debt Restructurings	Number of	Investment	Allowance	Number of	Investment	Allowance
(amounts in thousands)	Contracts	(as of period end)	(as of period end)	Contracts	(as of period end)	(as of period end)
Commercial Real Estate	1	$269	$—	1	$1,155	$23

Total	1	$269	$—	1	$1,155	$23

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

There were no loans modified in a TDR from April 1, 2011 through March 31, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three months ended March 31, 2012. There were no loans modified in a TDR from April 1, 2010 through March 31, 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three months ended March 31, 2011.

The following is a summary of consumer credit exposure as of March 31, 2012 and December 31, 2011.

	(Amounts in thousands)
		Consumer -	Consumer-
	Residential	home equity	other
March 31, 2012
Performing	$42,533	$16,819	$4,465
Nonperforming	614	82	1,050

Total	$43,147	$16,901	$5,515

December 31, 2011
Performing	$44,938	$16,805	$4,775
Nonperforming	842	111	1,073

Total	$45,780	$16,916	$5,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an aging analysis of the recorded investment of past due loans as of March 31, 2012 and December 31, 2011.

	(Amounts in thousands)
							Recorded
							Investment >
	31-59 Days	60-89 Days	90 Days Or	Total Past			90 Days and
	Past Due	Past Due	Greater	Due	Current	Total Loans	Accruing
March 31, 2012
Commercial real estate	$292	$—	$771	$1,063	$171,374	$172,437	$—
Commercial	—	—	64	64	39,293	39,357	—
Residential	77	3	389	469	42,678	43,147	—
Consumer:
Consumer—home equity	193	—	70	263	16,638	16,901	—
Consumer—other	—	—	1,037	1,037	4,478	5,515	—

Total	$562	$3	$2,331	$2,896	$274,461	$277,357	$—

December 31, 2011
Commercial real estate	$50	$—	$515	$565	$159,754	$160,319	$—
Commercial	1	—	69	70	60,163	60,233	—
Residential	296	112	667	1,075	44,705	45,780	—
Consumer:
Consumer—home equity	—	3	90	93	16,823	16,916	—
Consumer—other	54	33	1,039	1,126	4,722	5,848	—

Total	$401	$148	$2,380	$2,929	$286,167	$289,096	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2012 and December 31, 2011. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment, at March 31, 2012 and March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2012
With no related allowance recorded:
Commercial real estate	$519	$519	$—
Commercial	—	—	—
With an allowance recorded:
Commercial real estate	$1,392	$1,392	$55
Commercial	64	64	64

Total:
Commercial real estate	$1,911	$1,911	$55
Commercial	64	64	64

December 31, 2011
With no related allowance recorded:
Commercial real estate	$1,218	$1,218	$—
Commercial	—	—	—
With an allowance recorded:
Commercial real estate	$1,400	$1,400	$55
Commercial	69	69	69

Total:
Commercial real estate	$2,618	$2,618	$55
Commercial	69	69	69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance recorded:
Commercial real estate	$978	$1
Commercial	—	—
With an allowance recorded:
Commercial real estate	$1,382	$17
Commercial	66	—

Total:
Commercial real estate	$2,360	$18
Commercial	66	—

March 31, 2011
With no related allowance recorded:
Commercial real estate	$1,251	$2
Commercial	—	—
With an allowance recorded:
Commercial real estate	$1,295	$18
Commercial	107	1

Total:
Commercial real estate	$2,546	$20
Commercial	107	1

The following is a summary of classes of loans on non-accrual status as of March 31, 2012 and December 31, 2011:

	(Amounts in thousands)
	March 31, 2012	December 31, 2011
Commercial real estate	$771	$1,470
Commercial	64	70
Residential	614	842
Consumer:
Consumer—home equity	82	111
Consumer—other	1,050	1,073

Total	$2,581	$3,566

As of March 31, 2012 and December 31, 2011, there were $9.2 and $8.9 million, respectively, in loans that were neither classified as non-accrual nor considered impaired, but which can be considered potential problem loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31,
	2012	2011
Net income (amounts in thousands)	$1,159	$869
Weighted average common shares outstanding	4,525,530	4,525,542
Basic earnings per share	$0.26	$0.19
Diluted earnings per share	$0.26	$0.19

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2012 and December 31, 2011 were 1.92% and 2.00%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.

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

8.) Commitments:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market, forward contracts for the future purchase of mortgage-backed securities and forward contracts for the future delivery of these mortgage loans are considered derivatives. It is the Company’s practice to enter into the forward contracts for the future purchase of mortgage-backed securities when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not formally designated in hedge relationships. At March 31, 2012, the Company had $32.4 million of interest rate lock commitments and $20.5 million of forward contracts for the future purchase of mortgage-backed securities. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $56,000. At year-end 2011, the Company had approximately $12.3 million of interest rate lock commitments and no forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $66,000. The Company reports these derivative assets and liabilities in other assets and other liabilities, associated income and expense is reported in mortgage banking gains.

Although residential mortgage loans originated and sold are without recourse as to performance, third parties to which the loans are sold can require repurchase of loans in the event noncompliance with the representations and warranties included in the sales agreements exists. These repurchases are typically those for which the borrower is in a nonperforming status, diminishing the prospects for future collection on the loan. The Company historically has not been required to repurchase any loans, however, provision is made for the contingent probability of this occurrence. At March 31, 2012 and December 31, 2011, $45,000 and $19,000, respectively, is included in other liabilities in the consolidated balance sheets for this contingency.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	March 31, 2012	December 31, 2011
Commitments to extend credit:
Fixed rate	$8,618	$7,725
Variable rate	40,810	52,026
Standby letters of credit	331	714

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts totaled $10.1 million at both March 31, 2012 and December 31, 2011. The total average daily balance of overdrafts used at March 31, 2012 was $106,000 and $120,000 at December 31, 2011, or less than 2% of the total aggregate overdraft protection available to depositors. The balance at March 31, 2012 of all deposit overdrafts included in total loans was $77,000 and $115,000 at December 31, 2011.

The Company also does not participate in special purpose entities that might give rise to off-balance sheet liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		(Amounts in thousands)
		Fair Value Measurements at 3/31/12 Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$131	$—	$131	$—
U.S. Government agencies and corporations	18,376	—	18,376	—
Obligations of states and political subdivisions	42,168	—	42,168	—
U.S. Government-sponsored mortgage-backed and CMO securities	108,155	—	108,155	—
Private-label mortgage-backed and related securities	390	—	390	—
Trust preferred securities	9,930	—	—	9,930
General Motors equity investments	487	487	—	—
Loans held for sale	6,804	—	6,804	—
Derivatives—commitments to make loans	56	—	56	—

Total	$186,497	$487	$176,080	$9,930

		Fair Value Measurements at 12/31/11 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$133	$—	$133	$—
U.S. Government agencies and corporations	20,542	—	20,542	—
Obligations of states and political subdivisions	39,019	—	39,019	—
U.S. Government-sponsored mortgage-backed and CMO securities	113,283	—	113,283	—
Private-label mortgage-backed and related securities	381	—	381	—
Trust preferred securities	9,145	—	—	9,145
General Motors equity investments	364	364	—	—
Loans held for sale	947	—	947	—
Derivatives—commitments to make loans	66	—	66	—

Total	$183,880	$364	$174,371	$9,145

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2012. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands)

Trust
preferred
securities
Beginning balance, January 1, 2012	$9,145
Net realized/unrealized gains/(losses) included in:
Noninterest income	(171)
Other comprehensive income	970
Transfers in and/or out of Level 3	—
Purchases, issuances and settlements	(14)

Ending balance, March 31, 2012	$9,930

Losses included in net income for the period relating to assets held at March 31, 2012	$(171)

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

The Company holds 31 trust preferred securities totaling $34.6 million (par value) that are backed by pooled trust preferred debt issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and through the first quarter of 2012, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 through the first quarter of 2012, Moody’s Investors Service, Fitch Ratings and Standards and Poors downgraded multiple trust preferred securities, including securities held by the Company. All 31 of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through the first quarter of 2012 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. Two securities totaling $5.9 million were determined worthless for book and tax purposes. The Company analyzed the cash flow characteristics of the remaining 29 securities. For 11 of these securities, the Company does not consider the investment in these assets to be OTTI at March 31, 2012. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows. Although the Company does not consider the investment in these assets to be OTTI at March 31, 2012, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The remaining 18 securities had life-to-date impairment losses of $13.7 million, of which $10.8 million was recorded as expense, and $2.9 million was recorded in other comprehensive loss. The securities subjected to FASB ASC Topic 320 accounted for the entire $7.5 million of gross unrealized losses in the trust preferred securities category at March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the 18 debt securities with other-than-temporary impairment, their credit ratings at March 31, 2012 and the related losses recognized in earnings:

		(Amounts in thousands)
				Amount of OTTI
		Amount of OTTI	Additions in	related to credit
	Moody’s/Fitch	related to credit loss	QTD March 31,	loss at March 31,
	Rating	at January 1, 2012	2012	2012
MM Community Funding II Class B	Ba1/CC	$11	$—	$11
PreTSL I Mezzanine	Ca/C	430	—	430
PreTSL II Mezzanine	Ca/C	1,416	81	1,497
PreTSL V Mezzanine	Ba3/D	97	—	97
PreTSL VIII B-3	C/C	1,635	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	274
PreTSL XV Class B-2	C/C	277	—	277
PreTSL XV Class B-3	C/C	279	—	279
PreTSL XVI D	NR/C	518	—	518
PreTSL XVI D	NR/C	991	—	991
PreTSL XVII Class C	C/C	978	—	978
PreTSL XVII Class D	NR/C	930	—	930
PreTSL XVIII Class D	NR/C	513	—	513
PreTSL XXIII Class C-FP	C/C	211	—	211
PreTSL XXV Class D	NR/C	1,001	—	1,001
PreTSL XXVI Class D	NR/C	465	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	598
Trapeza IX B-1	Ca/CC	50	90	140

Total		$10,674	$171	$10,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the 20 debt securities with other-than-temporary impairment, their credit ratings at March 31, 2011 and the related losses recognized in earnings:

		(Amounts in thousands)
					Amount of OTTI
		Amount of OTTI	Additions in	Deductions in	related to credit
	Moody’s/Fitch	related to credit loss	QTD March 31,	QTD March 31,	loss at March 31,
	Rating	at January 1, 2011	2011	2011*	2011
Alesco Preferred Funding VIII Class E Notes 1	C/C	$1,500	$—	$1,500	$—
MM Community Funding II Class B	Ba1/CC	11	—	—	11
PreTSL I Mezzanine	Ca/C	430	—	—	430
PreTSL II Mezzanine	Ca/C	1,274	142	—	1,416
PreTSL V Mezzanine	Ba3/D	97	—	—	97
PreTSL VIII B-3	C/C	1,635	—	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	—	274
PreTSL XV Class B-2	C/C	267	10	—	277
PreTSL XV Class B-3	C/C	269	10	—	279
PreTSL XVI D	NR/C	518	—	—	518
PreTSL XVI D	NR/C	991	—	—	991
PreTSL XVII Class C	Ca/C	978	—	—	978
PreTSL XVII Class D	NR/C	930	—	—	930
PreTSL XVIII Class D	NR/C	513	—	—	513
PreTSL XXIII Class C-FP	C/C	211	—	—	211
PreTSL XXV Class D	NR/C	1,001	—	—	1,001
PreTSL XXVI Class D	NR/C	465	—	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	—	598
Tropic CDO V Class B-1L	C/C	4,427	—	4,427	—
Trapeza IX B-1	Ca/CC	10	40	—	50

Total		$16,399	$202	$5,927	$10,674

*	Reduction for debt securities for which other-than-temporary-impairment has been previously recognized and there is no related other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of March 31, 2012 used to evaluate other-than-temporary impairments.

	(Amounts in thousands)
Deal	Class	Book Value	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL I	Mezzanine	$498	$604	$106	Ca/C	14	39.50%	—%
PreTSL II	Mezzanine	605	434	(171)	Ca/C	14	46.44	—
PreTSL IV	Mezzanine	183	144	(39)	Ca/CCC	4	27.07	19.64
PreTSL V	Mezzanine	23	12	(11)	Ba3/D	—	100.00	—
PreTSL VIII	B-3	365	158	(207)	C/C	21	45.91	—
PreTSL IX	B-2	720	308	(412)	Ca/C	33	31.02	—
PreTSL XV	B-2	224	72	(152)	C/C	49	35.97	—
PreTSL XV	B-3	224	73	(151)	C/C	49	35.97	—
PreTSL XVI	D	—	—	—	NR/C	34	47.08	—
PreTSL XVI	D	—	—	—	NR/C	34	47.08	—
PreTSL XVII	C	—	—	—	C/C	35	36.46	—
PreTSL XVII	D	—	—	—	NR/C	35	36.46	—
PreTSL XVIII	D	—	—	—	NR/C	52	30.63	—
PreTSL XXIII	C-2	1,011	150	(861)	C/C	94	26.90	—
PreTSL XXIII	C-FP	1,551	567	(984)	C/C	94	26.90	—
PreTSL XXV	D	—	—	—	NR/C	45	36.74	—
PreTSL XXVI	D	—	—	—	NR/C	49	27.97	—
I-PreTSL I	B-1	985	641	(344)	NR/CCC	14	17.24	3.19
I-PreTSL I	B-2	1,000	641	(359)	NR/CCC	14	17.24	3.19
I-PreTSL I	B-3	1,000	641	(359)	NR/CCC	14	17.24	3.19
I-PreTSL II	B-3	2,991	2,451	(540)	NR/B	25	5.14	13.90
I-PreTSL III	B-2	1,000	641	(359)	B2/CCC	22	12.35	8.11
I-PreTSL III	C	1,000	413	(587)	NR/CCC	22	12.35	—
I-PreTSL IV	B-1	1,000	552	(448)	Ba2/CCC	26	13.23	6.04
I-PreTSL IV	B-2	1,000	552	(448)	Ba2/CCC	26	13.23	6.04
I-PreTSL IV	C	480	156	(324)	Caa1/CC	26	13.23	0.77
MM Community Funding III	B	281	228	(53)	Ba1/CC	5	41.11	2.76
Trapeza II	C-1	414	337	(77)	Ca/C	22	38.43	—
Trapeza IX	B-1	860	155	(705)	Ca/CC	37	19.22	—

Total		$17,415	$9,930	$(7,485)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2011 used to evaluate other-than-temporary impairments.

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

The market for these securities at March 31, 2012 and December 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2012;

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The effective discount rates on an overall basis generally range from 13.83% to 59.02% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands) March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$1,856	$1,856
Other real estate owned	—	—	359	359

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,563	$2,563
Other real estate owned	—	—	437	437

Impaired loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At March 31, 2012, the recorded investment in impaired loans was $1,975,000 with a related reserve of $119,000 resulting in a net balance of $1,856,000. At December 31, 2011, the recorded investment in impaired loans was $2,687,000 with a related reserve of $124,000 resulting in a net balance of $2,563,000.

Other real estate owned (OREO): Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs, relating to holding and maintaining the property, are charged to expense. At March 31, 2012, the recorded investment in OREO was $482,000 with a valuation allowance of $123,000 resulting in a net balance of $359,000. At December 31 2011, the recorded investment in OREO was $560,000 with a valuation allowance of $123,000 resulting in a net balance of $437,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Such techniques and assumptions, as they apply to individual categories of the financial instruments, are as follows:

Cash and cash equivalents – The carrying amounts for cash and cash equivalents are a reasonable estimate of those assets’ fair value.

Investment securities – Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on trust preferred securities were calculated using a discounted cash-flow technique. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest.

Loans held for sale – Loans held for sale consist of residential mortgage loans originated for sale. Loans held for sale are recorded at fair value based on the price secondary markets are currently offering for loans with similar characteristics.

Loans, net of allowance for loan losses – Market quotations are generally not available for loan portfolios. The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Loans held for sale are carried, in aggregate, at the lower of cost or fair value.

Accrued interest receivable – The carrying amount is a reasonable estimate of these assets’ fair value.

Mortgage banking derivatives – The Company enters into derivative financial instruments in the form of interest rate locks with potential mortgage loan borrowers, and likewise enters into contracts for the future delivery of residential mortgage loans into the secondary markets. These derivative instruments are recognized as either assets or liabilities at fair value on a recurring basis in the consolidated balance sheets as indicated in the ensuing table. Fair value adjustments relating to these mortgage banking derivatives are recorded in current year earnings as a component of mortgage banking gains.

Demand, savings and money market deposits – Demand, savings, and money market deposit accounts are valued at the amount payable on demand.

Time deposits – The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rates are estimated using market rates currently offered for similar instruments with similar remaining maturities.

FHLB advances – The fair value for fixed rate advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value for the fixed rate advances that are convertible to quarterly LIBOR floating rate advances on or after certain specified dates at the option of the FHLB and the FHLB fixed rate advances that are putable on or after certain specified dates at the option of the FHLB are priced using the FHLB of Cincinnati’s model.

Other short-term borrowings – Other short-term borrowings generally have an original term to maturity of one year or less. Consequently, their carrying value is a reasonable estimate of fair value.

Subordinated debt – The floating issuances curves to maturity are averaged to obtain an index. The spread between BBB-rated bank debt and 25-year swap rates is determined to calculate the spread on outstanding trust preferred securities. The discount margin is then added to the index to arrive at a discount rate, which determines the present value of projected cash flows.

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value.

The fair value of unrecorded commitments at March 31, 2012 and December 31, 2011 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands) March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$12,941	$12,941	$—	$—	$12,941
Investment securities available-for-sale	182,686	487	172,269	9,930	182,686
Loans held for sale	6,804	—	6,804	—	6,804
Loans, net of allowance for loan losses	274,218	—	—	280,118	280,118
Accrued interest receivable	2,015	2,015	—	—	2,015
Mortgage banking derivatives	56	—	56	—	56
LIABILITIES:
Demand, savings and money market deposits	$251,357	$251,357	$—	$—	$251,357
Time deposits	157,698	—	161,837	—	161,837
FHLB advances	38,500	—	—	41,927	41,927
Other short-term borrowings	3,680	3,680	—	—	3,680
Subordinated debt	5,155	—	—	3,845	3,845
Accrued interest payable	416	416	—	—	416

	(Amounts in thousands) December 31, 2011
	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$16,176	$16,176
Investment securities available-for-sale	185,916	185,916
Loans held for sale	947	947
Loans, net of allowance for loan losses	286,038	291,681
Accrued interest receivable	1,919	1,919
Mortgage banking derivatives	66	66
LIABILITIES:
Demand, savings and money market deposits	$265,171	$265,171
Time deposits	157,594	160,978
FHLB advances	37,500	41,113
Other short-term borrowings	4,773	4,773
Subordinated debt	5,155	3,508
Accrued interest payable	441	441

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2012.

	(Amounts in thousands) Fair value at March 31, 2012	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$9,930	Discounted Cash Flow	Projected Prepayments

1) Trust preferred securities issued by banks subject to Dodd- Frank's phase-out of trust preferred securities from Tier 1 Capital.

2) Trust preferred securities issued by healthy, well capitalized banks that have fixed rate coupons greater than 8% or floating rate spreads greater than 300 bps.

3) 5% every 5 years for all banks beginning in 2018.

4) Zero for collateral issued by REITs or insurance companies.

			Projected Defaults

1) All deferring issuers that do not meet the criteria for curing, as described below, are projected to default immediately.

2) Banks with high, near team default risk are identified using a CAMELS model, and projected to default immediately. Healthy banks are projected to default at a rate of 2% annually for 2 years, and 0.36% annually thereafter.

3) Insurance and REIT defaults are projected according to the historical default rates exhibited by companies with the same credit ratings. Historical default rates are doubled in each of the first two years of the projection to account for current economic conditions. Unrated issuers are assumed to have CCC- ratings.

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals.

			Discount Rates	1) Ranging from ~6.5% to ~23.6%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	716	Appraisal of Collateral	Appraisal Adjustments	0% to (27)%

			Liquidation Expenses	(3)% to (27)%

	1,140	Discounted Cash Flow	Discount Rate	5.75% (only one loan)

Other real estate owned	359	Appraisal of Collateral	N/A	N/A

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

			(Fully taxable equivalent basis in thousands of dollars)
	QUARTER TO DATE AS OF
	MARCH 31, 2012			DECEMBER 31, 2011			MARCH 31, 2011
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits and other assets	$5,097	$5	0.37%	$6,451	$6	0.48%	$12,614	$17	0.52%
Investment securities (1) (2)	187,235	1,505	3.22%	192,792	1,524	3.17%	187,949	1,734	3.70%
Loans (1) (2) (3)	286,715	3,979	5.56%	266,232	3,827	5.73%	257,266	3,775	5.91%

Total interest-earning assets	479,047	$5,489	4.56%	465,475	$5,357	4.60%	457,829	$5,526	4.85%

Cash and due from banks	7,484			7,577			6,649
Bank premises and equipment	6,483			6,538			6,704
Other assets	17,590			16,602			19,808

Total non-interest-earning assets	31,557			30,717			33,161

Total assets	$510,604			$496,192			$490,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$82,365	$34	0.16%	$76,821	$40	0.20%	$74,471	$48	0.26%
Savings	100,057	25	0.10%	97,141	28	0.12%	91,303	39	0.17%
Time	157,560	661	1.68%	159,765	706	1.75%	160,600	777	1.96%

Total interest-bearing deposits	339,982	720	0.85%	333,727	774	0.92%	326,374	864	1.07%
Other borrowings	43,625	318	2.93%	39,064	320	3.26%	51,342	366	2.89%
Subordinated debt	5,155	26	1.97%	5,155	24	1.86%	5,155	23	1.78%

Total interest-bearing liabilities	388,762	$1,064	1.10%	377,946	$1,118	1.17%	382,871	$1,253	1.33%

Demand deposits	70,987			69,564			61,721
Other liabilities	4,088			3,831			3,675
Shareholders’ equity	46,767			44,851			42,723

Total liabilities and Shareholders’ equity	$510,604			$496,192			$490,990

Net interest income		$4,425			$4,239			$4,273

Net interest rate spread (4)			3.46%			3.43%			3.52%

Net interest margin (5)			3.67%			3.64%			3.74%

Ratio of interest-earning assets to interest-bearing liabilities			1.23			1.23			1.20

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%. The tax equivalent income adjustment for loans and investments is $12,000 and $172,000 for March 31, 2012, $12,000 and $168,000 for December 31, 2011 and $12,000 and $194,000 for March 31, 2011, respectively.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2012	2011	2011	2011	2011
SUMMARY OF OPERATIONS
Total interest income	$5,305	$5,177	$5,275	$5,338	$5,320
Total interest expense	(1,064)	(1,118)	(1,158)	(1,203)	(1,253)

NET INTEREST INCOME (NII)	4,241	4,059	4,117	4,135	4,067
Provision for loan losses	(270)	(324)	(324)	(374)	(174)

NII after loss provision	3,971	3,735	3,793	3,761	3,893
Security gains ( losses) including impairment losses	(164)	9	92	698	(119)
Mortgage banking gains	154	42	25	20	16
Total other income (excluding security and loan gains)	705	764	753	622	636
Total other noninterest expense	(3,864)	(3,508)	(3,291)	(3,321)	(3,355)

Income before tax	802	1,042	1,372	1,780	1,071

Net income	$1,159	$828	$1,054	$1,321	$869

PER COMMON SHARE DATA (1)
Net income, both basic and diluted	$0.26	$0.18	$0.24	$0.29	$0.19
Book value	10.53	10.10	9.78	9.88	9.62

BALANCE SHEET DATA
Assets	$508,446	$519,830	$497,757	$484,623	$489,568
Investments	182,686	185,916	188,712	176,689	179,916
Loans	277,357	289,096	263,514	258,815	257,585
Loans held for sale	6,804	947	216	89	146
Deposits	409,055	422,765	402,121	390,982	384,206
Borrowings	42,180	42,273	42,449	39,749	52,565
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	47,633	45,719	44,268	44,715	43,882

AVERAGE BALANCES
Assets	$510,604	$496,192	$495,765	$492,263	$490,990
Investments	187,235	192,792	188,967	177,703	187,949
Loans	281,594	265,427	259,172	259,194	257,174
Loans held for sale	5,121	805	172	221	92
Deposits	410,969	403,291	399,445	391,208	388,095
Borrowings	43,625	39,064	38,401	46,322	51,342
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	46,767	44,851	45,698	45,060	42,723

ASSET QUALITY RATIOS
Loan charge-offs	$(214)	$(341)	$(144)	$(290)	$(57)
Recoveries on loans	25	17	25	128	23

Net charge-offs	$(189)	$(324)	$(119)	$(162)	$(34)

Net charge-offs as a percentage of average total loans	0.27%	0.49%	0.18%	0.25%	0.05%

Loans 30 days or more beyond their contractual due date as a percent of total loans	1.13%	1.40%	2.18%	1.39%	1.47%
Nonperforming loans	$3,721	$4,714	$4,501	$3,804	$3,782
Nonperforming securities	1,523	1,542	1,626	3,179	3,861
Other real estate owned	359	437	479	562	560

Total nonperforming assets	$5,603	$6,693	$6,606	$7,545	$8,203

Nonperforming assets as a percentage of:
Total assets	1.10%	1.29%	1.33%	1.56%	1.68%
Equity plus allowance for loan losses	11.02	13.70	13.93	15.83	17.60
Tier I capital	10.64	12.94	13.08	15.37	17.26

FINANCIAL RATIOS
Return on average equity	9.91%	7.38%	9.23%	11.73%	8.14%
Return on average assets	0.91	0.67	0.85	1.07	0.71
Efficiency ratio	75.76	72.11	67.23	69.52	71.10
Effective tax rate	(44.51)	20.54	23.18	25.79	18.86
Net interest margin	3.67	3.64	3.72	3.78	3.74

(1)	Basic and diluted earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

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

Analysis of Assets and Liabilities for the First Three Months

Earning assets are comprised of investment securities, loans and deposits at financial institutions, including the Federal Reserve Bank. Earning assets were $471.0 million at March 31, 2012, an increase of 4.1% from the March 31, 2011 balance of $452.6 million, and a decrease of 2.4% from the December 31, 2011 balance of $482.3 million. The increase at December 31 was the result of $19.5 million of 60-day loans redeemed prior to March 31, 2012. Absent these loans, the March 2011 to December 2011 increase was 2.2%, while the December 2011 to March 2012 increase was 1.8%. Total cash and cash equivalents decreased by $3.2 million from year-end and decreased by $9.6 million from the balance at March 31, 2011.

At March 31, 2012, the investment securities portfolio was $182.7 million compared to $179.9 million at March 31, 2011, an increase of $2.8 million, or 1.5%. Investment securities decreased $3.2 million compared to December 31, 2011, a decrease of 1.7%. Investment securities represented 38.8% of earning assets at March 31, 2012, compared to 39.8% at March 31, 2011 and 38.5% at December 31, 2011. As the Company manages its balance sheet for loan growth, asset mix, liquidity and for current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. Management has also used funds to decrease borrowings as they mature. The investment portfolio represented 44.7% of each deposit dollar, down from 46.8% a year ago and up from 44.0% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses of $2.9 million at March 31, 2012, an increase of $900,000 compared to net unrealized losses of $2.0 million at March 31, 2011, and a decrease of $1.1 million compared to net unrealized losses of $4.0 million at December 31, 2011. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 9 to the financial statements.

The Company’s investment portfolio contains trust preferred securities, which have resulted in valuation charges against income of $13.7 million in 2009, $2.7 million in 2010, 202,000 in 2011 and $171,000 in the first quarter of 2012. The Company continues to value these securities consistent with valuation techniques prescribed under accounting standards. The market for these securities and similar securities, which had been relatively active since 2003, became illiquid during the financial crisis of 2008 and is still currently not active. Since 2008, the Company has modeled and analyzed the cash flow characteristics and has concluded that a major portion of these devalued securities were not recoverable. The charge for this “other than temporary” impairment for the first quarter of 2012 was $171,000 versus $202,000 in the first quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total loans at March 31, 2012 were $277.4 million as compared to $257.6 million a year ago, an 8% increase. Total assets of $508.4 million at March 31, 2012 reflect a modest increase of 4% from year ago asset totals of $489.6 million as management orchestrates balance sheet strategies designed to reinvest cash flows from its investment portfolio and increase loan balances with no material change in composite asset totals. This balance sheet strategy is designed to improve net interest income margins and overall profitability while maintaining assets which support the Company’s current capital position.

Loans net of the allowance for losses increased by $19.3 million during the twelve month period from March 31, 2011 to March 31, 2012, and decreased by $11.8 million from December 31, 2011. Gross loans as a percentage of earning assets stood at 58.9% as of March 31, 2012, 56.9% at March 31, 2011 and 59.9% as of December 31, 2011. The loan to deposit ratio was 67.8% at March 31, 2012, 67.1% at March 31, 2011 and 68.4% at December 31, 2011. The increase in loans year-to-year has primarily resulted from efforts designed to increase market share. The decrease in loans from year-end was due in part to 60-day term commercial loans for a total of $19.5 million that closed in December 2011 and was fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2012. At March 31, 2012, the loan loss allowance of $3.1 million represented approximately 1.13% of outstanding loans, and at March 31, 2011 the loan loss allowance of $2.6 million represented approximately 1.03% of outstanding loans. The loan loss allowance at December 31, 2011 of $3.1 million represented approximately 1.06% of outstanding loans, or 1.15% excluding the 60-day term loans.

During the first three months, loan charge-offs were $214,000 in 2012 compared to $57,000 in 2011, while the recovery of previously charged-off loans amounted to $25,000 in 2012 and $23,000 in 2011. The net charge-offs represent 0.27% and 0.05% of average loans for the respective periods. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.

Loans accounted for on a non-accrual basis decreased from $3.6 million at December 31, 2011 to $2.6 million at the recent quarter ended March 31, 2012 and was stable from $2.5 million at March 31, 2011. Non-accrual loans at March 31, 2012 represented 0.9% of the loan portfolio compared to 1.2% at December 31, 2011 and 1.0% at March 31, 2011.

Bank-owned life insurance had a cash surrender value of $13.7 million at March 31, 2012, $12.9 million at December 31, 2011 and $12.6 million at March 31, 2011. The Company purchased $694,000 in bank-owned life insurance in 2012 as part of its funding of executive post retirement benefits. Other assets increased slightly to $11.6 million at March 31, 2012 from $11.3 million at December 31, 2011 and decreased from $12.7 million at March 31, 2011. Included in other assets is a prepaid assessment paid to the FDIC in December of 2009. This prepayment is the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On a quarterly basis, this prepayment is reduced through a charge to expense until the prepayment is depleted. The balance is $1.4 million at March 31, 2012, $1.5 million at December 31, 2011 and $1.9 million at March 31, 2011. Other real estate decreased to $359,000 at March 31, 2012 compared to $437,000 at December 31, 2011 and $560,000 at March 31, 2011.

Noninterest-bearing deposits measured $73.7 million at March 31, 2012 up from $70.7 million at December 31, 2011 and $61.8 million at March 31, 2011. Interest-bearing deposits decreased $16.7 million to $335.3 million at March 31, 2012 from $352.0 million at December 31, 2011 and increased $12.9 million from $322.4 million at March 31, 2011. The decrease in non-interest bearing deposits from year end is due in part to segregated deposit accounts with the Bank which fully collateralized $19.5 million in 60-day term commercial loans that closed in December 2011. The loans matured and the deposits withdrew the first quarter of 2012.

Federal Home Loan Bank advances and other short term borrowings were stable at $42.2 million at March 31, 2012 and $42.3 million at December 31, 2011 compared to a decrease from $52.6 million at March 31, 2011. The decrease is due to management’s decision to pay down individual long-term borrowings at their respective maturities rather than refinancing. Future maturities are also expected to be paid off. Management continues to use short-term borrowings to bridge its cash flow needs.

Other liabilities remain fairly consistent measuring $4.4 million at March 31, 2012 compared to $3.9 at December 31, 2011 and $3.8 million at March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Company’s total shareholders’ equity increased from $45.7 million on December 31, 2011 to $47.6 million at March 31, 2012, an increase of $1.9 million. The Company continues to remain well capitalized under all regulatory measures. The Company’s total risk-based capital is $16.7 million in excess of the 10% well capitalized threshold.

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

As a result of investment downgrades by the rating agencies, all of the 31 trust preferred securities and a private-label CMO were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $72.6 million, well above the $17.9 million in amortized cost of these securities as of March 31, 2012, thereby significantly diluting the risk-based capital ratios by approximately 2.3% and 2.2% as of March 31, 2012 and December 31, 2011, respectively.

Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of March 31, 2012 and December 31, 2011, as supported by the data in the following table. As of those dates, the Company was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio requirements to be:
	March 31, 2012	December 31, 2011	Well Capitalized	Adequately Capitalized
Total risk-based capital to risk-weighted assets	14.28%	14.18%	10.00%	8.00%
Tier I capital to risk-weighted assets	13.45%	13.37%	6.00%	4.00%
Tier I capital to average assets	10.31%	10.47%	5.00%	4.00%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at March 31, 2012 and December 31, 2011. Management considers these excesses to be adequate with regard to the risks inherent in the balance sheet.

	(Amounts in thousands)
	March 31,	December 31,
	2012	2011
Tier 1 Capital	$52,671	$51,739
Tier 2 Capital	3,223	3,142

QUALIFYING CAPITAL	$55,894	$54,881

Risk-Adjusted Total Assets (*)	$391,465	$387,091

Tier 1 Risk- Based Capital Excess	$29,183	$28,514
Total Risk- Based Capital Excess	16,748	16,172
Total Leverage Capital Excess	27,120	27,028

(*)	Includes off-balance sheet exposures

Average total assets for leverage capital purposes is calculated as average assets less disallowed deferred tax assets and the net unrealized market value adjustment of quarter ended March 31, 2012 investment securities available for sale, which averaged $511.0 million for the three months ended March 31, 2012 and $494.2 million for the year ended December 31, 2011.

Regulations require that investments designated as available-for-sale are marked-to-market with corresponding entries to the deferred tax account and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy.

Executive Summary – Income and Expenses

Net income for the three months ended March 31, 2012 was $1.16 million, or $0.26 per share, compared to $0.87 million or $0.19 per share, a year ago. Core earnings for the three months which exclude non-recurring items such as impairment loss and the impact of a historical tax credit investment were $1.1 million at March 31, 2012 compared to $1.0 million for the same period in 2011.

Net interest income increased by $174,000 in 2012 versus 2011 despite a 7 basis point decline in net interest margin as the Company continues to optimally manage its balance sheet in this historically low interest rate environment. Net interest income, which provides the core earnings base for the Company, increased 4.3% to $4.241 million in the first quarter of 2012 versus $4.067 million in 2011. The Company has benefited from increasing balances in the loan portfolio yielding 5.56% during the quarter in lieu of allocating funds into the investment portfolio earning 3.22%. Also, as liabilities continue to mature and reprice at lower rates, the net interest income has, and is expected to continue to improve. Even with deposit rates creeping lower to reflect market trends, the Company has been able to both retain and grow deposits and has recorded a 6.5% increase in balances over the past year.

The Company, to date, has not experienced notable deterioration in credit quality despite less than favorable economic conditions over the past several years. Net loan charge-offs were 0.27% of average loans in 2012 and 0.05% for 2011. The allowance for loan loss (ALLL) to total loans ratio was 1.13% at March 31, 2012 versus 1.02% a year ago. The Company’s allowance for loan losses covers 122.0% of nonaccrual loans at March 31, 2012. Nonaccrual loans were $2.6 million at March 31, 2012 or 0.93% of loans, down from $3.6 million at December 31, 2011. Included in these totals is a single loan of $1.0 million fully secured by collateral for which no loss is expected.

Non-interest income for the quarter, excluding securities transactions, increased by $207,000 from a year ago. This is mainly due to mortgage banking gains in 2012 of $154,000 versus gains in 2011 of $16,000. Included in non-interest expenses is the impairment of $444,000 related to an investment in a partnership for the purpose of acquiring historical tax credits totaling $634,000. Non-interest expenses exclusive of this investment increased $65,000 or 1.9% from the same quarter a year ago.

The mortgage banking gains are in line with results expected from the wholesale mortgage unit which was formed late last year specifically as a result of strategic initiatives aimed at improving overall profitability. The Company incurred over $200,000 in non-interest expenses in 2011 associated with the start-up of the mortgage banking unit. As its operations ramp up in 2012, CSB Mortgage Company will enhance the Company’s non-interest income, and has already made a positive contribution in the first quarter. CSB Mortgage Company partners with mortgage brokers in contiguous states to originate mortgage loans. The loans are sold to investors in the secondary market generating a profit margin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Company invested in a partnership for the purpose of acquiring tax credits which increased net income by $190,000 for the quarter. From the presentation perspective, other non-interest expense includes a $444,000 partnership loss, while income tax benefits and credits for this transaction were $634,000.

For the current quarter, the provision for loan losses was $270,000, more than a 50% increase from the prior year provision of $174,000, and far exceeding the net charge-offs for the quarter of $189,000. Provision expense was increased in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially oriented focus.

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

Core earnings (earnings before other-than-temporary-impairment charge and certain other non-recurring items) increased for the three months ended March 31, 2012 as compared to the comparable 2011 period. Core earnings for the first quarter of 2012 was $1.1 million, or $0.24 per share, compared to $1.0 million, or $0.22 per share in the first quarter of 2011.

The following is a reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	THREE MONTHS ENDED March 31,
	2012	2011
GAAP earnings	$1,159	$869
Impairment losses on investment securities (net of tax)	113	133
Net impact of historic tax credit investment	(190)	—

Core earnings	$1,082	$1,002

Core earnings per share	$0.24	$0.22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income –Three months ended March 31, 2012 and 2011

	(Amounts in thousands)
	March 31, 2012			March 31, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$5,097	$5	0.37%	$12,614	$17	0.52%
Investment securities(1)(2)	187,235	1,505	3.22%	187,949	1,734	3.70%
Loans(1)(2)(3)	286,715	3,979	5.56%	257,266	3,775	5.91%

Total interest-earning assets	$479,047	$5,489	4.56%	$457,829	$5,526	4.85%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$82,365	$34	0.16%	$74,471	$48	0.26%
Savings	100,057	25	0.10%	91,303	39	0.17%
Time	157,560	661	1.68%	160,600	777	1.96%

Total interest-bearing deposits	339,982	720	0.85%	326,374	864	1.07%
Other borrowings	43,625	318	2.93%	51,342	366	2.89%
Subordinated debt	5,155	26	1.97%	5,155	23	1.78%

Total interest-bearing liabilities	$388,762	$1,064	1.10%	$382,871	$1,253	1.33%

Net interest income		$4,425			$4,273

Net interest rate spread(4)			3.46%			3.52%

Net interest margin(5)			3.67%			3.74%

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $12,000 and $172,000 for 2012 and $12,000 and $194,000 for 2011, respectively.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.4 million at March 31, 2012 and $4.3 million at March 31, 2011. During the recent reporting period the net interest margin registered 3.67% at March 31, 2012 and 3.74% at March 31, 2011.

The decrease in interest income, on a fully taxable equivalent basis, of $37,000 is the product of a 29 basis point decrease in interest rates earned and a 4.6% year-over-year increase in average earning assets. The decrease in interest expense of $189,000 was a product of a 23 basis point decrease in rates paid and a 1.5% increase in interest-bearing liabilities. The net result was a 3.6% increase in net interest income on a fully taxable equivalent basis, and a 7 basis point decrease in the Company’s net interest margin on an asset base of similar size, but different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $229,000, or 13.2%. The average invested balances in securities decreased by $714,000, or 0.4%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 48 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment.

On a fully taxable equivalent basis, income on loans increased by $204,000, or 5.4%, for the first three months of 2012 compared to the same period in 2011. A $29.5 million increase in the average balance of the loan portfolio, or 11.4%, was accompanied by a 35 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other interest income decreased by $12,000, or 70.6%, from the same period a year ago. The average balance of interest earning deposits decreased by $7.5 million, or 59.6%. The yield decreased by 15 basis points during the first three months of 2012 compared to 2011. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $7.9 million, or 10.6%, while average savings balances increased by $8.8 million, or 9.6%. Total interest paid on interest-bearing demand deposits and money market account was $34,000, a $14,000 decrease from last year. The average rate paid on these products decreased by 10 basis points. Average total interest paid on savings accounts was $25,000, a $14,000 decrease from last year. The average rate paid on savings accounts decreased by 7 basis points. The average balance of time deposit products decreased by $3.0 million, or 1.9%, as the average rate paid decreased by 28 basis points, from 1.96% to 1.68%. Interest expense decreased on time deposits by $116,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $7.7 million while the average rate paid on borrowings increased by 4 basis points. FHLB borrowings, net of new short term advances taken in 2012, of $5.0 milllion were paid off at their due dates over the twelve month period from March 2011 to March 2012. Management plans to pay down individual borrowings at their respective due dates in the future using current liquidity.

Impairment Analysis of Investment Securities

The Company owns 31 trust preferred securities totaling $34.6 million (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. Two securities totaling $5.9 million were determined worthless for book and tax purposes. The market for the remaining 29 securities at March 31, 2012 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2012. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 3.83% to 59.02% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.35 per $1.00 of par value is representative of the fair value of the 29 trust preferred securities, with individual securities therein ranging from zero to $0.82.

The Company considered all information available as of March 31, 2012 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in 2010 and 2011. The Company recognized credit related impairment of $171,000 in the first quarter of 2012 versus $202,000 in the first quarter of 2011. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2012 or later.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Analysis of Other Income, Other Expense and Federal Income Tax for the First Three Months

During the first quarter of both 2011 and 2012, the amount charged to operations as a provision for loan loss was increased to account for the increase in charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through the first three months of 2012, but has not experienced significant deterioration in any loan type including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. The provision for loan loss was $270,000 and $174,000 at March 31, 2012 and March 31, 2011, respectively.

Total non-interest income, excluding investment gains and impairment losses, increased by $207,000. After impairment losses and gains on investment securities, non-interest income increased by $162,000 from the same period a year ago. The increase is due mainly to mortgage banking gains of $154,000 compared to $16,000 in 2011.

Fees for other customer services increased by $7,000. Loss on the sale of other real estate owned (OREO) was $28,000 at March 31, 2011 and none at March 31, 2012, resulting in an increase to income of $28,000. Other sources of non-recurring non-interest income increased by $34,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.

Gains on securities called and net gains on the sale of available for sale investment securities decreased by $76,000 from year ago levels. Gains were offset by impairment losses attributable to trust preferred securities primarily issued by bank holding companies. Losses of $171,000 were recognized in 2012 as compared to $202,000 in 2011.

Total non-interest expenses in the first three months were $3.9 million in 2012 compared to $3.4 million in 2011, an increase of $0.5 million, or 15.2%. Full time equivalent employment averaged 158 during the first three months of 2012 and 147 in 2011. Salaries and benefits increased by $214,000, or 11.9%, from the similar period a year ago. This increase is due mainly to costs associated with the wholesale mortgage unit which was formed late in 2011.

Charges for insurance premiums paid to the FDIC decreased by $141,000. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The change in the basis used to calculate the assessment resulted in part to the decrease in expense in 2012. The assessment base changed to an asset-based calculation effective for the second quarter of 2011. Concurrently with the effects of the change in assessment base, the Company was also subject to higher insurance premiums in 2011 due to its informal agreement with regulatory agencies. As a result of its fulfillment of the terms of the agreement, FDIC insurance expense declined by 50% in 2012. The Company anticipates its FDIC insurance expense will continue to adversely impact operating expenses for the year ended December 31, 2012.

In late March 2012, the Company invested in a partnership for the purpose of acquiring tax credits which increased other non-interest expense by $444,000 as a result of partnership losses and impairment recognition. At the same time it generated a $483,000 tax credit in addition to the $151,000 tax benefit on the partnership loss. The net effect is a $190,000 increase to net income.

All other expense categories decreased by 0.6%, or $8,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items.

The effective tax rate for the first three months was (44.5)% in 2012 and 19.9% in 2011, resulting in income tax (benefit) expense of $(357,000) and $202,000, respectively. As discussed above, a $634,000 tax benefit was generated from a historic tax credit structure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	March 31, 2012		March 31, 2011
	Balance	%	Balance	%
Provision at statutory rate	$273	34.0%	$364	34.0%
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(32)	(4.0%)	(33)	(3.1%)
Tax effect of historic tax credit	(483)	(60.0%)	—	—
Tax effect of other non-taxable income	(127)	(15.9%)	(143)	(13.3%)
Tax effect of non-deductible expense	12	1.4%	14	1.3%

Federal income taxes	$(357)	(44.5%)	$202	18.9%

The majority of non-taxable income consists of interest on obligations of states and political subdivisions.

Net income registered $1,159,000 for the three months ended March 31, 2012 and $869,000 for the similar period of 2011, representing per share amounts of $0.26 in 2012 and $0.19 in 2011.

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

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009, which has subsequently been made permanent. The FDIC also implemented the Transaction Account Guarantee Program (TAGP), which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. The Company elected to opt-in to this program, thus, customers received full coverage for transaction accounts under the program. The TAGP expired December 31, 2010. It was replaced by a final rule to implement the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) that provides temporary unlimited coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for non-interest bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012. This provision is similar to the TAGP, except it does not include low-interest Negotiable Order of Withdrawal (NOW) accounts. The Dodd-Frank provision also differs significantly from the TAGP in that it applies to all FDIC-insured depository institutions with qualifying deposits. Concerns regarding the overall banking industry or the Company could have an adverse effect on future deposit levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2009 and the Insured Cash Sweep (ICS) program in 2011. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At March 31, 2012, the Bank did not have any deposits in either program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits are generally from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides yet another source of liquidity. At March 31, 2012, the Bank had approximately $12.6 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $0.7 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $24.1 million cash management line, of which none has been dispersed, subject to posting additional collateral. The Bank has access to approximately 10% of total assets in brokered certificates of deposit that could be used as an additional source of liquidity. At March 31, 2012, there was no outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of March 31, 2012. Unpledged securities of $63.8 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit.

CSB obtains its funding through the Bank. The Bank utilizes short term borrowings under its FHLB cash management line to fund the needs of CSB. Upon establishing an inventory of loans held for sale, such loans may be used as additional collateral for FHLB borrowings.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The Company has cash of $433,000 at March 31, 2012 available to meet cash needs. It also holds a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses.

In May 2012, the Bank plans to close its North Bloomfield branch in an effort to consolidate it with the Bristol branch approximately five miles away. Any loss of deposits or customers is not expected to have a material effect on liquidity or consolidated deposit totals.

Cash and cash equivalents decreased from $22.6 million in March 2011 to $12.9 million in March 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table details the cash flows from operating activities for the three months ended:

	(Amounts in thousands) March 31,
	2012	2011
Net income	$1,159	$869
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	691	566
Provision for loan loss	270	174
Investment securities gains	(7)	(83)
Impairment losses	171	202
Loss on partnership	444	—
Other real estate losses	—	28
Originations of mortgage banking loans held for sale	(28,007)	(582)
Proceeds from the sale of mortgage banking loans	22,304	714
Net mortgage banking income	(154)	(16)
Changes in:
Deferred tax	(422)	(142)
Prepaid FDIC assessment	67	203
Bank-owned life insurance	(95)	(124)
Other assets and liabilities	(334)	122

Net cash flows from operating activities	$(3,913)	$1,931

Key variations stem from: 1) Amortization on investments measured $544,000 at March 31,2012 compared to $426,000 at March 31, 2011, reflecting more securities purchased at a premium in this low rate environment. 2) Provision for loan losses increased by $96,000 from 2011 to 2012. The increase is due to increased loan volume and changing economic conditions. 3) Gains were recognized on the sale, call or maturity of investments of $83,000 in 2011 compared to $7,000 in the same period of 2012. 4) Impairment losses of $202,000 were recognized in 2011 compared to $171,000 in 2012. 5) In March 2012, the Company recognized an impairment of $444,000 related to an investment in a partnership for the purpose of acquiring historical tax credits. 6) Loans held for sale increased by $5.9 million due to increased activity of the mortgage banking company. 7) Change in the deferred tax asset was $422,000 at March 31, 2012 and $142,000 at March 31, 2011. The increase is due in part to a $151,000 increase in deferred tax related to the historical tax credit. 8) Prepaid FDIC assessment was reduced by $203,000 in 2011 and $67,000 in 2012 due to decreased assessment. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2012 and 2011.

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

The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities were recognized during 2012 and 2011 in accordance with FASB ASC topic 320, Investments – Debt and Equity Securities. The purpose of this ASC is to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to communicate more effectively when an OTTI event has occurred. This ASC amends the OTTI guidance in GAAP for debt securities, improves the presentation and disclosure of OTTI on investment securities and changes the calculation of the OTTI recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to OTTI of equity securities.

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

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.

The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company conducts periodic assessments of deferred tax assets to determine if it is more-likely-than-not that they will be realized. In making these assessments, the Company considers taxable income in prior periods, projected future taxable income, potential tax planning strategies and projected future reversals of deferred tax items. These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

Authoritative Accounting Guidance

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosure in Note 9.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company has provided the necessary disclosure in Statement of Comprehensive Income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at March 31, 2012 and December 31, 2011. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (lower) than the rates in effect at March 31, 2012. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During the previous twelve months, the Federal Reserve kept its target rate for overnight federal funds constant. At March 31, 2012, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 216 from the positive 187 basis points that existed at December 31, 2011, indicating that the yield curve had become more steeply upward sloping. At March 31, 2012, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $16,468 for the twelve month period ending March 31, 2013.

	(Amounts in thousands)
	Net Interest Income		$ Change		% Change
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Change in Interest Rates:
Graduated increase of +300 basis points	$17,967	$17,380	$1,499	$1,659	9.1%	10.6%
Short-term rates unchanged (base case)	16,468	15,721	—	—	—	—
Graduated decrease of -300 basis points	14,363	13,316	(2,105)	(2,405)	(12.8)%	(15.3)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CORTLAND BANCORP AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note (5) of the financial statements.

Item 1A	Risk Factors

There have been no material changes from the risk factors previously disclosed in response to Item 1A of Part 1 of Form 10-K filed March 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Company’s Common Stock.

There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2012.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form		Exhibit	Filing Date	Filed Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K	(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:
	For the Bancorp	10-K	(1)	3.2	03/16/06
	For Cortland Savings and Banking	10-K		3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	(1)	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K		10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K		10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K		10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K		10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K		10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K		10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K		10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	(1)	10.12	03/16/06
	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K		10.12	03/15/07
	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K		10.12	03/17/08

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form		Exhibit	Filing Date	Filed Herewith

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K		10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K		10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K	(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K		10.16	03/29/12

*10.17	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 27, 2012	10-K		10.17	03/29/12

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K		10.18	12/12/08

*10.19	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 27, 2012	10-K		10.19	03/29/12

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K		10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q		10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K		10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q		10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K		10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q		10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K		10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K		10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K		10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K		10.26	04/22/11

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

10.30	Reserved

*10.31	Severance Agreement entered into by Cortland Bancorp with each of Messrs. Timothy Carney, James M. Gasior and David J. Lucido	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret	8-K	10.34	06/02/10

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

15	Letter re unaudited interim financial statements	N/A

18	Letter re change in accounting principles	N/A

19	Reports furnished to security holders	N/A

22	Published report regarding matters submitted to vote of security holders	N/A

23	Consents of experts and counsel – Consent of Independent Registered Public Accounting firms	N/A

24	Power of attorney	N/A

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101	The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements. **

(1)	Film number 06691632

CORTLAND BANCORP AND SUBSIDIARIES

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May14, 2012
James M. Gasior
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Lucido	Date: May 14, 2012
David J. Lucido
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)