Form 10-Q
period 2012-06-30
CORTLAND BANCORP INC
filed 2012-08-13
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,525,524 Shares August 9, 2012

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$7,283	$10,055
Interest-earning deposits and other earning assets	9,813	6,121

Total cash and cash equivalents	17,096	16,176

Investment securities available-for-sale (Note 3)	177,228	185,916
Loans held for sale	14,882	947
Total loans (Note 4)	284,257	289,096
Less allowance for loan losses (Note 4)	(3,338)	(3,058)

Net loans	280,919	286,038

Premises and equipment	6,571	6,474
Bank-owned life insurance	13,828	12,937
Other assets	12,175	11,342

Total assets	$522,699	$519,830

LIABILITIES
Noninterest-bearing deposits	74,425	$70,726
Interest-bearing deposits	339,879	352,039

Total deposits	414,304	422,765

Federal Home Loan Bank advances - short term	14,500	6,500
Federal Home Loan Bank advances - long term	31,000	31,000
Other short-term borrowings	5,059	4,773
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	4,544	3,918

Total liabilities	474,562	474,111

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2012 and 2011; outstanding shares, 4,525,524 in 2012 and 4,525,530 in 2011	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	9,596	7,485
Accumulated other comprehensive loss	(2,356)	(2,663)
Treasury stock, at cost, 202,743 shares in 2012 and 202,737 shares in 2011	(3,594)	(3,594)

Total shareholders’ equity	48,137	45,719

Total liabilities and shareholders’ equity	$522,699	$519,830

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$3,926	$3,849	$7,893	$7,612
Interest and dividends on investment securities:
Taxable interest	882	1,079	1,833	2,192
Nontaxable interest	375	354	725	749
Dividends	37	38	69	70
Other interest income	7	18	12	35

Total interest income	5,227	5,338	10,532	10,658

INTEREST EXPENSE
Deposits	683	841	1,403	1,705
Other short-term borrowings	1	1	2	3
Federal Home Loan Bank advances - short term	19	23	38	74
Federal Home Loan Bank advances - long term	299	316	597	629
Subordinated debt	25	22	51	45

Total interest expense	1,027	1,203	2,091	2,456

Net interest income	4,200	4,135	8,441	8,202
PROVISION FOR LOAN LOSSES	330	374	600	548

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,870	3,761	7,841	7,654

NON-INTEREST INCOME
Fees for customer services	518	549	1,038	1,062
Investment securities gains - net	28	698	35	781
Impairment losses on investment securities:
Total other-than-temporary impairment losses	—	—	(35)	(141)
Portion of gains recognized in other comprehensive income (before tax)	—	—	(136)	(61)

Net impairment losses recognized in earnings	—	—	(171)	(202)
Mortgage banking gains	266	20	420	36
Other real estate gains (losses) - net	2	(71)	2	(99)
Earnings on bank-owned life insurance	130	126	253	250
Other non-interest income	84	18	146	45

Total non-interest income	1,028	1,340	1,723	1,873
NON-INTEREST EXPENSES
Salaries and employee benefits	2,071	1,799	4,080	3,594
Net occupancy and equipment expense	443	424	873	879
State and local taxes	126	117	251	233
FDIC insurance expense	71	162	141	373
Professional fees	236	218	402	362
Loss on partnership	—	—	444	—
Other operating expenses	747	601	1,367	1,235

Total non-interest expenses	3,694	3,321	7,558	6,676

INCOME BEFORE FEDERAL INCOME TAX EXPENSE (BENEFIT)	1,204	1,780	2,006	2,851
Federal income tax expense (benefit)	252	459	(105)	661

NET INCOME	$952	$1,321	$2,111	$2,190

EARNINGS PER SHARE, BOTH BASIC AND DILUTED (Note 6)	$0.21	$0.29	$0.47	$0.48
CASH DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Net income	$952	$1,321	$2,111	$2,190
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	(652)	(42)	329	1,598
Tax effect	222	14	(112)	(543)
Reclassification adjustment for other-than-temporary impairment losses on debt securities	—	—	171	202
Tax effect	—	—	(58)	(69)
Reclassification adjustment for net gains realized in net income	(28)	(698)	(35)	(781)
Tax effect	10	237	12	266

Total other comprehensive income (loss)	(448)	(489)	307	673

Total comprehensive income	$504	$832	$2,418	$2,863

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
SIX MONTHS ENDED JUNE 30, 2011

Balance at December 31, 2010	$23,641	$20,850	$3,413	$(2,458)	$(3,594)	$41,852
Comprehensive income:
Net income	—	—	2,190	—	—	2,190
Other comprehensive income, net of tax	—	—	—	673	—	673

Balance at June 30, 2011	$23,641	$20,850	$5,603	$(1,785)	$(3,594)	$44,715

SIX MONTHS ENDED JUNE 30, 2012

Balance at December 31, 2011	$23,641	$20,850	$7,485	$(2,663)	$(3,594)	$45,719
Comprehensive income:
Net income	—	—	2,111	—	—	2,111
Other comprehensive income, net of tax	—	—	—	307	—	307

Balance at June 30, 2012	$23,641	$20,850	$9,596	$(2,356)	$(3,594)	$48,137

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011
Net cash (deficit) flow from operating activities	$(10,330)	$4,840
Cash (deficit) flow from investing activities
Purchases of available-for-sale securities	(15,396)	(18,758)
Proceeds from sales of securities	—	12,508
Proceeds from call, maturity and principal payments on securities	23,274	18,801
Net decrease in loans made to customers	4,449	6,088
Proceeds from disposition of other real estate	193	267
Purchases of bank-owned life insurance	(694)	—
Purchases of premises and equipment	(401)	(138)

Net cash flow from investing activities	11,425	18,768

Cash (deficit) flow from financing activities
Net decrease in deposit accounts	(8,461)	(527)
Repayments of Federal Home Loan Bank advances	(11,000)	(18,500)
Proceeds from Federal Home Loan Bank	19,000	—
Net increase in other short-term borrowings	286	348

Net cash deficit from financing activities	(175)	(18,679)

Net change in cash and cash equivalents	920	4,929

Cash and cash equivalents
Beginning of year	16,176	15,804

End of year	$17,096	$20,733

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$400	$670
Interest	$2,144	$2,519
Transfer of loans to other real estate owned	$70	$80

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2011, included in our Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

2.) Reclassifications:

Certain items contained in the 2011 financial statements have been reclassified to conform to the presentation for 2012. Such reclassifications had no effect on the net results of operations.

3.) Investment Securities Available-for-Sale:

Investments in debt and equity securities are classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available-for-sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so. Securities classified as trading are those that management has bought principally for the purpose of selling in the near term The Company currently has no securities classified as held-to-maturity or trading.

Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders’ equity, net of tax effects. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount and are amortized on the level-yield method without anticipating payments, except for both U.S. Government and private-label mortgage-backed and related securities where twelve months of historical prepayments are taken into consideration.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of investment securities:

	(Amounts in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Investment securities available-for-sale
U.S. Treasury securities	$116	$12	$—	$128
U.S. Government agencies and corporations	14,141	78	1	14,218
Obligations of states and political subdivisions	42,593	1,976	36	44,533
U.S. Government-sponsored mortgage-backed securities	60,659	2,710	15	63,354
U.S. Government-sponsored collateralized mortgage obligations	41,561	406	194	41,773
Private-label mortgage-backed securities	118	3	—	121
Private-label collateralized mortgage obligations	489	—	231	258
Trust preferred securities	17,411	224	8,214	9,421

Total debt securities	177,088	5,409	8,691	173,806
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	661	—	288	373

Total available-for-sale	$180,798	$5,409	$8,979	$177,228

December 31, 2011
Investment securities available-for-sale
U.S. Treasury securities	$119	$14	$—	$133
U.S. Government agencies and corporations	20,280	262	—	20,542
Obligations of states and political subdivisions	37,419	1,602	2	39,019
U.S. Government-sponsored mortgage-backed securities	71,078	3,102	91	74,089
U.S. Government-sponsored collateralized mortgage obligations	39,131	318	255	39,194
Private-label mortgage-backed securities	127	3	—	130
Private-label collateralized mortgage obligations	518	—	267	251
Trust preferred securities	17,600	4	8,459	9,145

Total debt securities	186,272	5,305	9,074	182,503
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	631	—	267	364

Total available-for-sale	$189,952	$5,305	$9,341	$185,916

At June 30, 2012 and December 31, 2011, regulatory stock consisted of $2.8 million in Federal Home Loan Bank of Cincinnati (FHLB) stock and $226,000 in Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the FHLB has reported profits for 2011 and year-to-date 2012, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at June 30, 2012 or December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Estimated Fair Value
Investment securities available-for-sale
Due in one year or less	$66	$78
Due after one year through five years	11,193	11,366
Due after five years through ten years	10,076	10,332
Due after ten years	52,926	46,524

Total investment securities available-for-sale	74,261	68,300
U.S. Government-sponsored mortgage-backed and related securities	102,220	105,127
Private-label mortgage-backed and related securities	607	379

Total investment securities	$177,088	$173,806

The table below sets forth the proceeds and gains or losses realized on securities sold or called for the periods presented:

	(Amounts in thousands)
	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2012	2011	2012	2011
Proceeds on securities sold	$—	$9,281	$—	$12,508
Gross realized gains	—	410	—	491
Gross realized losses	—	33	—	33

Proceeds on securities called	$160	$650	$2,406	$980
Gross realized gains	—	2	7	4
Gross realized losses	2	—	2	—

Exchange on General Motors transaction:
Gross realized gains	$30	$319	$30	$319
Gross realized losses	—	—	—	—

Available-for-sale securities, carried at fair value, totaled $177.2 million at June 30, 2012 and $185.9 million at December 31, 2011. These securities represent 100.00% of all investment securities at both June 30, 2012 and December 31, 2011. In management’s opinion, these levels provide an adequate level of liquidity.

Investment securities with a carrying value of approximately $106.4 million were pledged to secure deposits and for other purposes at June 30, 2012 and December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at June 30, 2012:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$998	$1	$—	$—	$998	$1
U.S. Government-sponsored mortgage-backed and related securities	4,700	15	—	—	4,700	15
U.S. Government-sponsored collateralized mortgage obligations	10,812	125	5,024	69	15,836	194
Private-label collateralized mortgage obligation	—	—	257	231	257	231
Obligations of states and political subdivisions	4,025	36	—	—	4,025	36
Trust preferred securities	—	—	8,699	8,214	8,699	8,214
General Motors equity investments	45	9	328	279	373	288

Total	$20,580	$186	$14,308	$8,793	$34,888	$8,979

The above table comprises 49 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2011:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored mortgage-backed and related securities	$13,593	$91	$—	$—	$13,593	$91
U.S. Government-sponsored collateralized mortgage obligations	14,866	220	1,858	35	16,724	255
Private-label collateralized mortgage obligation	—	—	249	267	249	267
Obligations of states and political subdivisions	—	—	1,064	2	1,064	2
Trust preferred securities	—	—	8,628	8,459	8,628	8,459
General Motors equity investments	364	267	—	—	364	267

Total	$28,823	$578	$11,799	$8,763	$40,622	$9,341

The above table comprises 45 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at June 30, 2012 was $8.2 million compared to an $8.5 million loss at December 31, 2011.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, private-label mortgage-backed securities and private-label collateralized mortgage obligations (CMO) were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Among the Company’s numerous mortgage-backed securities is one privately-issued variable rate CMO. The security was valued on June 30, 2012 at $0.53 on a dollar and is scheduled to reprice in February of 2013. The Company had the security tested by a third party for subprime mortgage containment and none was found. As government intervention continues and the market in general somewhat settles, the CMO market has begun a slow recovery. At March 31, 2009, this security priced at $0.39 on a dollar and $0.62, $0.66 and $0.48 on a dollar at December 31, 2009, December 31, 2010 and December 31, 2011, respectively. The sizable fluctuations in the value since March 2009 provides evidence that the impairment is temporary. The security carries a credit rating of “CCC” indicating some probability of default. The security’s underlying delinquency rate is 6.93%. A current analysis of this security indicates at the current delinquency and default rates, no loss is projected on this security through its maturity. The structure of this security is such that it contains both senior and subordinate tranches. The Company owns the 1A2 tranche, subordinate only to the super senior 1A1 tranche. There were originally 4 tranches below the 1A2, but only two remain. Given this scenario, the structure of this security plays into its value as much as the underlying collateral itself. From a structural standpoint, the subordination and resulting support requirements are ultra- sensitive to prepayments. The higher the prepayment (CPR) rate, the lower the probability of impairment because prepayments are applied pari passu through the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

structure (not subordinate). For analysis purposes, the Company uses a third party credit profile that presents a price/yield credit stress table which contains 36 different scenarios. Each scenario is driven by CDR (default rate), loss severity, and CPR assumptions, with the results being any expected loss and the year any first loss may occur. In reviewing the occurrence of losses throughout each of the profiles, there is not a consistent range of results leading to any certainty of impairment. The Company will continue to monitor these stress results and upon noting a consistency in negative results, will seek to run present value cash flows to quantify an estimated loss. This CMO is in the available-for-sale portfolio and it is not more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery. As a result of all the facts presented, the Company does not consider this investment to be other-than-temporarily impaired.

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at June 30, 2012 and 2011. The Company recorded no impairment credit losses in earnings on available-for-sale securities for the quarters ended June 30, 2012 and 2011, respectively. The non-credit portion of impairment recognized for the six months ended June 30, 2012 and 2011, respectively, was recorded in other comprehensive income.

	(Amounts in thousands)
	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2012	2011	2012	2011
Trust preferred securities	$—	$—	$171	$202

Total	$—	$—	$171	$202

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following provides a cumulative roll forward of credit losses recognized in earnings for trust preferred securities held and not intended to be sold for the three and six months ended:

	(Amounts in thousands)
	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2012	2011	2012	2011
Beginning balance	$10,845	$10,674	$10,674	$10,472
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	171	202

Ending balance	$10,845	$10,674	$10,845	$10,674

In April 2011, as approved by the U.S. Bankruptcy court, unsecured bondholders of General Motors Corporation (“GM”) began receiving partial distributions in accordance with the Amended Joint Chapter 11 Plan (the “Plan”). The Company owned $2.4 million par value of unsecured bonds determined to be other than temporarily impaired in 2008 and written down by $1.3 million in 2008 and $815,000 in 2009 to a value of $287,000. In accordance with the Plan, the Company received in exchange for the bonds 9,379 shares of GM common shares, 8,527 GM Class A Warrants exercisable at $10.00 per share, 8,527 GM Class B Warrants exercisable at $18.33 per share and 2,401 shares of Motors Liquidation Company GUC Trust. The market value of the equity securities exceeded the written down basis, generating a recognizable gain of $26,000, and $319,000 for the three months ended June 30, 2012 and 2011, respectively. The Company holds escrow stubs representing any remaining distributions from the bankruptcy trust. The fair value of the equity securities at June 30, 2012 was $373,000 reflecting an unrealized loss of $288,000. In reviewing GM’s recent share price history, targets prices of analysts, GM’s achievement of the number one automaker in terms of sales and the Company’s ability to hold the securities for a period of time to allow for recovery, the securities are not considered other-than-temporarily impaired.

At June 30, 2012, there was $1.4 million of investment securities considered to be in non-accrual status. This balance is comprised of 14 of its 29 investments in trust preferred securities. The quarterly interest payments have been placed in “payment in kind” status, which results in a temporary delay in the payment of interest. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through its subsidiary bank, grants residential, consumer and commercial loans to customers located primarily in Northeast Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	June 30, 2012		December 31, 2011
	Balance	%	Balance	%
Commercial real estate	$174,600	61.4	$160,319	55.5
Commercial	44,023	15.5	60,233	20.8
Residential real estate	42,636	15.0	45,780	15.8
Consumer	5,430	1.9	5,848	2.0
Home equity	17,568	6.2	16,916	5.9

Total loans	$284,257		$289,096

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

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

SIX MONTHS ENDED	(Amounts in thousands)
June 30, 2012	Commercial	Commercial Real Estate	Consumer	Home Equity	Residential	Total
Balance at beginning of period	$565	$1,803	$92	$128	$470	$3,058
Loan charge-offs	(17)	(16)	(72)	(58)	(219)	(382)
Recoveries	5	16	29	5	7	62

Net loan charge-offs	(12)	—	(43)	(53)	(212)	(320)
Provision charged to operations	47	297	41	77	138	600

Balance at end of period	$600	$2,100	$90	$152	$396	$3,338

June 30, 2011	Commercial	Commercial Real Estate	Consumer	Home Equity	Residential	Total
Balance at beginning of period	$249	$1,611	$112	$111	$418	$2,501
Loan charge-offs	—	(200)	(96)	—	(51)	(347)
Recoveries	1	112	31	2	5	151

Net loan charge-offs	1	(88)	(65)	2	(46)	(196)
Provision charged to operations	268	216	59	(12)	17	548

Balance at end of period	$518	$1,739	$106	$101	$389	$2,853

THREE MONTHS ENDED	(Amounts in thousands)
June 30, 2012	Commercial	Commercial Real Estate	Consumer	Home Equity	Residential	Total
Balance at beginning of period	$534	$1,655	$121	$191	$638	$3,139
Loan charge-offs	—	(16)	(26)	(7)	(119)	(168)
Recoveries	3	16	14	3	1	37

Net loan charge-offs	3	—	(12)	(4)	(118)	(131)
Provision charged to operations	63	445	(19)	(35)	(124)	330

Balance at end of period	$600	$2,100	$90	$152	$396	$3,338

June 30, 2011	Commercial	Commercial Real Estate	Consumer	Home Equity	Residential	Total
Balance at beginning of period	$359	$1,672	$115	$111	$384	$2,641
Loan charge-offs	—	(200)	(64)	—	(26)	(290)
Recoveries	1	112	12	1	2	128

Net loan charge-offs	1	(88)	(52)	1	(24)	(162)
Provision charged to operations	158	155	43	(11)	29	374

Balance at end of period	$518	$1,739	$106	$101	$389	$2,853

The total allowance of $3,338,000 reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date. The following tables present a full breakdown by portfolio segment of the allowance for loan losses and the recorded investment in loans for the periods ended June 30, 2012 and December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
June 30, 2012	Commercial	Commercial Real Estate	Consumer	Home Equity	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$58	$423	$—	$—	$—	$481
Collectively evaluated for impairment	542	1,677	90	152	396	2,857

Total ending allowance balance	$600	$2,100	$90	$152	$396	$3,338

Loan Portfolio:
Individually evaluated for impairment	$267	$5,626	$—	$—	$—	$5,893
Collectively evaluated for impairment	43,756	168,974	5,430	17,568	42,636	278,364

Total ending loans balance	$44,023	$174,600	$5,430	$17,568	$42,636	$284,257

December 31, 2011	Commercial	Commercial Real Estate	Consumer	Home Equity	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$69	$55	$—	$—	$—	$124
Collectively evaluated for impairment	496	1,748	92	128	470	2,934

Total ending allowance balance	$565	$1,803	$92	$128	$470	$3,058

Loan Portfolio:
Individually evaluated for impairment	$69	$2,618	$—	$—	$—	$2,687
Collectively evaluated for impairment	60,164	157,701	5,848	16,916	45,780	286,409

Total ending loans balance	$60,233	$160,319	$5,848	$16,916	$45,780	$289,096

The following tables represent credit exposures by internally assigned grades for June 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of credit quality indicators by internally assigned grade as of June 30, 2012 and December 31, 2011:

	(Amounts in thousands)
June 30, 2012	Commercial	Commercial Real Estate	Total
Pass	$42,091	$156,077	$198,168
Special Mention	368	9,152	9,520
Substandard	1,564	9,371	10,935
Doubtful/Loss	—	—	—

Ending Balance	$44,023	$174,600	$218,623

December 31, 2011	Commercial	Commercial Real Estate	Total
Pass	$57,545	$142,781	$200,326
Special Mention	503	8,269	8,772
Substandard	2,185	9,269	11,454
Doubtful/Loss	—	—	—

Ending Balance	$60,233	$160,319	$220,552

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following is a summary of consumer credit exposure as of June 30, 2012 and December 31, 2011.

	(Amounts in thousands)
	Residential	Consumer - home equity	Consumer- other
June 30, 2012
Performing	$41,977	$17,495	$4,390
Nonperforming	659	73	1,040

Total	$42,636	$17,568	$5,430

December 31, 2011
Performing	$44,938	$16,805	$4,775
Nonperforming	842	111	1,073

Total	$45,780	$16,916	$5,848

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

There were $2.8 million in TDRs at June 30, 2012 and $1.2 million at December 31, 2011 and June 30, 2011. The total interest recognized on these loans was $79,000, $69,000 and $18,000 for the periods ending June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Had the loans not been restructured, interest would have increased pretax income by $4,000 at both December 31, 2011 and June 30, 2011, respectively, and at June 30, 2012 there was no impact on pretax income.

The following presents by class, information related to loans modified in a TDR during the periods ended (1):

	(Amounts in thousands)
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
Troubled Debt Restructurings (amounts in thousands)	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)
Commercial Real Estate	2	$1,340	$148	3	$1,609	$148

Total	2	$1,340	$148	3	$1,609	$148

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

There were no loans modified in a TDR from July 1, 2011 through June 30, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the six months ended June 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an aging analysis of the recorded investment of past due loans as of June 30, 2012 and December 31, 2011.

	(Amounts in thousands)
	31-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2012
Commercial real estate	$55	$2,710	$1,011	$3,776	$170,824	$174,600	$—
Commercial	37	—	268	305	43,718	44,023	—
Residential	173	163	276	612	42,024	42,636	—
Consumer:
Consumer - home equity	234	—	62	296	17,272	17,568	—
Consumer - other	63	3	1,028	1,094	4,336	5,430	—

Total	$562	$2,876	$2,645	$6,083	$278,174	$284,257	$—

December 31, 2011
Commercial real estate	$50	$—	$515	$565	$159,754	$160,319	$—
Commercial	1	—	69	70	60,163	60,233	—
Residential	296	112	667	1,075	44,705	45,780	—
Consumer:
Consumer - home equity	—	3	90	93	16,823	16,916	—
Consumer - other	54	33	1,039	1,126	4,722	5,848	—

Total	$401	$148	$2,380	$2,929	$286,167	$289,096	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2012 and December 31, 2011. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment at June 30, 2012 and June 30, 2011.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2012
With no related allowance recorded:
Commercial real estate	$1,341	$1,341	$—
Commercial	210	210	—
With an allowance recorded:
Commercial real estate	$4,285	$4,285	$423
Commercial	58	58	58

Total:
Commercial real estate	$5,626	$5,626	$423
Commercial	268	268	58

December 31, 2011
With no related allowance recorded:
Commercial real estate	$1,218	$1,218	$—
Commercial	—	—	—
With an allowance recorded:
Commercial real estate	$1,400	$1,400	$55
Commercial	69	69	69

Total:
Commercial real estate	$2,618	$2,618	$55
Commercial	69	69	69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance recorded:
Commercial real estate	$1,001	$2
Commercial	35	—
With an allowance recorded:
Commercial real estate	$2,092	$44
Commercial	63	—

Total:
Commercial real estate	$3,093	$46
Commercial	98	—

June 30, 2011
With no related allowance recorded:
Commercial real estate	$843	$6
Commercial	—	—
With an allowance recorded:
Commercial real estate	$1,233	$18
Commercial	94	—

Total:
Commercial real estate	$2,076	$24
Commercial	94	—

The following is a summary of classes of loans on non-accrual status as of June 30, 2012 and December 31, 2011:

	(Amounts in thousands)
	June 30, 2012	December 31, 2011
Commercial real estate	$3,138	$1,470
Commercial	268	70
Residential	659	842
Consumer:
Consumer - home equity	73	111
Consumer - other	1,040	1,073

Total	$5,178	$3,566

As of June 30, 2012 and December 31, 2011, there were $5.1 million and $8.9 million, respectively, in loans that were neither classified as non-accrual nor considered impaired, but which can be considered potential problem loans.

5.) Legal Proceedings:

The Company is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.) Earnings Per Share and Capital Transactions:

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share. Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period.

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2012	2011	2012	2011
Net income (amounts in thousands)	$952	$1,321	$2,111	$2,190
Weighted average common shares outstanding	4,525,524	4,525,540	4,525,527	4,525,541
Basic earnings per share	$0.21	$0.29	$0.47	$0.48
Diluted earnings per share	$0.21	$0.29	$0.47	$0.48

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2012 and December 31, 2011 were 1.92% and 2.00%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at a premium declining ratably to par in September 2012.

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

8.) Commitments:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market, forward contracts for the future purchase of mortgage-backed securities and forward contracts for the future delivery of these mortgage loans are considered derivatives. It is the Company’s practice to enter into the forward contracts for the future purchase of mortgage-backed securities when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not formally designated in hedge relationships. At June 30, 2012, the Company had $43 million of interest rate lock commitments, $12 million in forward contracts for future delivery of mortgage loans, and $37 million of forward contracts for the future purchase of mortgage-backed securities. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $515,000 and a derivative liability of $476,000. At year-end 2011, the Company had approximately $12.3 million of interest rate lock commitments and no forward commitments for the future delivery of residential mortgage loans or commitments to purchase mortgage backed securities. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $66,000. The Company reports these derivative assets and liabilities in other assets and other liabilities, associated income and expense is reported in mortgage banking gains.

Although residential mortgage loans originated and sold are without recourse as to performance, third parties to which the loans are sold can require repurchase of loans in the event noncompliance with the representations and warranties included in the sales agreements exists. These repurchases are typically those for which the borrower is in a nonperforming status, diminishing the prospects for future collection on the loan. The Company historically has not been required to repurchase any loans; however, provision is made for the contingent probability of this occurrence. At June 30, 2012 and December 31, 2011, $119,000 and $19,000, respectively, is included in other liabilities in the consolidated balance sheets for this contingency.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	June 30, 2012	December 31, 2011
Commitments to extend credit:
Fixed rate	$11,514	$7,725
Variable rate	46,567	52,026
Standby letters of credit	652	714

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts totaled $10.0 million at June 30, 2012 and $10.1 million at December 31, 2011. The total average daily balance of overdrafts used at June 30, 2012 was $109,000 and $120,000 at December 31, 2011, or less than 2% of the total aggregate overdraft protection available to depositors. The balance at June 30, 2012 of all deposit overdrafts included in total loans was $97,000 and $115,000 at December 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Level 3:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at 6/30/12 Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$128	$—	$128	$—
U.S. Government agencies and corporations	14,218	—	14,218	—
Obligations of states and political subdivisions	44,533	—	44,533	—
U.S. Government-sponsored mortgage-backed and CMO securities	105,127	—	105,127	—
Private-label mortgage-backed and related securities	379	—	379	—
Trust preferred securities	9,421	—	—	9,421
General Motors equity investments	373	373	—	—
Loans held for sale	14,882	—	14,882	—
Derivatives - commitments to make loans	39	—	39	—

Total	$189,100	$373	$179,306	$9,421

		Fair Value Measurements at 12/31/11 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$133	$—	$133	$—
U.S. Government agencies and corporations	20,542	—	20,542	—
Obligations of states and political subdivisions	39,019	—	39,019	—
U.S. Government-sponsored mortgage-backed and CMO securities	113,283	—	113,283	—
Private-label mortgage-backed and related securities	381	—	381	—
Trust preferred securities	9,145	—	—	9,145
General Motors equity investments	364	364	—	—
Loans held for sale	947	—	947	—
Derivatives - commitments to make loans	66	—	66	—

Total	$183,880	$364	$174,371	$9,145

The following tables present the changes in the Level 3 fair value category for the six months ended June 30, 2012. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands)

	Trust preferred securities	Trust preferred securities
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Beginning balance	$9,930	$9,145
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	(171)
Other comprehensive income	(507)	463
Transfers in and/or out of Level 3	—	—
Purchases, issuances and settlements	(2)	(16)

Ending balance, June 30, 2012	$9,421	$9,421

Losses included in net income for the period relating to assets held at June 30, 2012	$—	$(171)

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

The Company holds 31 trust preferred securities totaling $34.6 million (par value) that are backed by pooled trust preferred debt issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and through the second quarter of 2012, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 through the second quarter of 2012, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

preferred securities, including securities held by the Company. All 31 of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through the second quarter of 2012 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. Two securities totaling $5.9 million were determined worthless for book and tax purposes. The Company analyzed the cash flow characteristics of the remaining 29 securities. For 11 of these securities, the Company does not consider the investment in these assets to be OTTI at June 30, 2012. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows. Although the Company does not consider the investment in these assets to be OTTI at June 30, 2012, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The remaining 18 securities had life-to-date impairment losses of $13.6 million, of which $10.8 million was recorded as expense, and $2.8 million was recorded in other comprehensive loss. The securities subjected to FASB ASC Topic 320 accounted for the entire $8.0 million of gross unrealized losses in the trust preferred securities category at June 30, 2012.

The following table details the 18 debt securities with other-than-temporary impairment, their credit ratings at June 30, 2012 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2012	Additions in QTD March 31, 2012	Additions in QTD June 30, 2012	Amount of OTTI related to credit loss at June 30, 2012
MM Community Funding II Class B	Ba1/CC	$11	$—	$—	$11
PreTSL I Mezzanine	Ca/C	430	—	—	430
PreTSL II Mezzanine	Ca/C	1,416	81	—	1,497
PreTSL V Mezzanine	C/D	97	—	—	97
PreTSL VIII B-3	C/C	1,635	—	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	—	274
PreTSL XV Class B-2	C/C	277	—	—	277
PreTSL XV Class B-3	C/C	279	—	—	279
PreTSL XVI D	NR/C	518	—	—	518
PreTSL XVI D	NR/C	991	—	—	991
PreTSL XVII Class C	C/C	978	—	—	978
PreTSL XVII Class D	NR/C	930	—	—	930
PreTSL XVIII Class D	NR/C	513	—	—	513
PreTSL XXIII Class C-FP	C/C	211	—	—	211
PreTSL XXV Class D	NR/C	1,001	—	—	1,001
PreTSL XXVI Class D	NR/C	465	—	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	—	598
Trapeza IX B-1	Ca/CC	50	90	—	140

Total		$10,674	$171	$—	$10,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the 20 debt securities with other-than-temporary impairment, their credit ratings at June 30, 2011 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2011	Additions in QTD March 31, 2011	Additions in QTD June 30, 2011	Amount of OTTI related to credit loss at June 30, 2011
MM Community Funding II Class B	Ba1/CC	11	—	—	11
PreTSL I Mezzanine	Ca/C	430	—	—	430
PreTSL II Mezzanine	Ca/C	1,274	142	—	1,416
PreTSL V Mezzanine	Ba3/D	97	—	—	97
PreTSL VIII B-3	C/C	1,635	—	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	—	274
PreTSL XV Class B-2	C/C	267	10	—	277
PreTSL XV Class B-3	C/C	269	10	—	279
PreTSL XVI D	NR/C	518	—	—	518
PreTSL XVI D	NR/C	991	—	—	991
PreTSL XVII Class C	Ca/C	978	—	—	978
PreTSL XVII Class D	NR/C	930	—	—	930
PreTSL XVIII Class D	NR/C	513	—	—	513
PreTSL XXIII Class C-FP	C/C	211	—	—	211
PreTSL XXV Class D	NR/C	1,001	—	—	1,001
PreTSL XXVI Class D	NR/C	465	—	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	—	598
Trapeza IX B-1	Ca/CC	10	40	—	50

Total		$10,472	$202	$—	$10,674

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of June 30, 2012 used to evaluate other-than-temporary impairments.

	(Amounts in thousands)
Deal	Class	Book Value	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL I	Mezzanine	$498	$722	$224	Ca/C	14	42.15%	—%
PreTSL II	Mezzanine	603	545	(58)	Ca/C	14	46.44	—
PreTSL IV	Mezzanine	183	140	(43)	Caa2/CCC	4	27.07	19.71
PreTSL V	Mezzanine	22	12	(10)	C/D	—	100.00	—
PreTSL VIII	B-3	365	147	(218)	C/C	20	51.96	—
PreTSL IX	B-2	719	243	(476)	Ca/C	32	31.93	—
PreTSL XV	B-2	224	68	(156)	C/C	49	33.75	—
PreTSL XV	B-3	224	69	(155)	C/C	49	33.75	—
PreTSL XVI	D	—	—	—	NR/C	33	47.66	—
PreTSL XVI	D	—	—	—	NR/C	33	47.66	—
PreTSL XVII	C	—	—	—	C/C	34	41.84	—
PreTSL XVII	D	—	—	—	NR/C	34	41.84	—
PreTSL XVIII	D	—	—	—	NR/C	52	30.37	—
PreTSL XXIII	C-2	1,011	116	(895)	C/C	95	25.33	—
PreTSL XXIII	C-FP	1,553	522	(1,031)	C/C	95	25.33	—
PreTSL XXV	D	—	—	—	NR/C	45	34.21	—
PreTSL XXVI	D	—	—	—	NR/C	47	29.37	—
I-PreTSL I	B-1	985	574	(411)	NR/CCC	14	25.78	3.73
I-PreTSL I	B-2	1,000	574	(426)	NR/CCC	14	25.78	3.73
I-PreTSL I	B-3	1,000	574	(426)	NR/CCC	14	25.78	3.73
I-PreTSL II	B-3	2,991	2,229	(762)	NR/B	25	10.54	14.50
I-PreTSL III	B-2	1,000	570	(430)	Ba3/CCC	22	18.02	8.63
I-PreTSL III	C	1,000	354	(646)	NR/CCC	22	18.02	0.01
I-PreTSL IV	B-1	1,000	592	(408)	Ba2/CCC	26	13.32	6.62
I-PreTSL IV	B-2	1,000	592	(408)	Ba2/CCC	26	13.32	6.62
I-PreTSL IV	C	480	133	(347)	Caa1/CC	26	13.32	1.30
MM Community Funding III	B	279	211	(68)	Ba1/CC	5	41.11	3.06
Trapeza II	C-1	414	310	(104)	Ca/C	22	38.43	—
Trapeza IX	B-1	860	124	(736)	Ca/CC	37	19.22	—

Total		$17,411	$9,421	$(7,990)

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

The market for these securities at June 30, 2012 and December 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2012;

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

The effective discount rates on an overall basis generally range from 6.57% to 25.12% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,412	$5,412
Other real estate owned	—	—	316	316

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,563	$2,563
Other real estate owned	—	—	437	437

Impaired loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At June 30, 2012, the recorded investment in impaired loans was $5,893,000 with a related reserve of $481,000 resulting in a net balance of $5,412,000. At December 31, 2011, the recorded investment in impaired loans was $2,687,000 with a related reserve of $124,000 resulting in a net balance of $2,563,000.

Other real estate owned (OREO): Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

relating to holding and maintaining the property, are charged to expense. At June 30, 2012, the recorded investment in OREO was $439,000 with a valuation allowance of $123,000 resulting in a net balance of $316,000. At December 31 2011, the recorded investment in OREO was $560,000 with a valuation allowance of $123,000 resulting in a net balance of $437,000.

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

Loans held for sale – Loans held for sale consist of residential mortgage loans originated for sale. Loans held for sale are recorded at fair value based on what the secondary markets are currently offering for loans with similar characteristics.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at June 30, 2012 and December 31, 2011 is not material.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	June 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$17,096	$17,096	$—	$—	$17,096
Investment securities available-for-sale	177,228	373	167,434	9,421	177,228
Loans held for sale	14,882	—	14,882	—	14,882
Loans, net of allowance for loan losses	280,919	—	—	288,785	288,785
Accrued interest receivable	1,831	1,831	—	—	1,831
Mortgage banking derivatives	39	—	39	—	39
LIABILITIES:
Demand, savings and money market deposits	$256,728	$256,728	$—	$—	$256,728
Time deposits	156,576	—	160,157	—	160,157
FHLB advances	45,500	—	—	48,913	48,913
Other short-term borrowings	5,059	5,059	—	—	5,059
Subordinated debt	5,155	—	—	3,794	3,794
Accrued interest payable	388	388	—	—	388

	(Amounts in thousands)
	December 31, 2011
	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$16,176	$16,176
Investment securities available-for-sale	185,916	185,916
Loans held for sale	947	947
Loans, net of allowance for loan losses	286,038	291,681
Accrued interest receivable	1,919	1,919
Mortgage banking derivatives	66	66
LIABILITIES:
Demand, savings and money market deposits	$265,171	$265,171
Time deposits	157,594	160,978
FHLB advances	37,500	41,113
Other short-term borrowings	4,773	4,773
Subordinated debt	5,155	3,508
Accrued interest payable	441	441

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2012.

	(Amounts in thousands)
	Fair value at June 30, 2012	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$9,421	Discounted Cash Flow	Projected Prepayments	1) Trust preferred securities issued by banks subject to Dodd- Frank’s phase-out of trust preferred securities from Tier 1 Capital.
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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.
			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals.
			Discount Rates	1) Ranging from 6.57% to 25.12%, depending on each bond’s seniority and remaining subordination after projected losses.

Impaired loans	4,290	Appraisal of Collateral	Appraisal Adjustments	0% to (100)%

			Liquidation Expenses	0% to (53)%

	1,122	Discounted Cash Flow	Discount Rate	5.75% (only one loan)

Other real estate owned	316	Appraisal of Collateral	N/A	N/A

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	JUNE 30, 2012			DECEMBER 31, 2011			JUNE 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest earning deposits and other assets	$6,106	$12	0.38%	$12,738	$51	0.40%	$16,103	$35	0.43%
Investment securities (1) (2)	186,134	2,984	3.21%	186,872	6,491	3.47%	182,798	3,378	3.70%
Loans (1) (2) (3)	287,338	7,916	5.41%	261,080	15,314	5.87%	258,346	7,636	5.94%

Total interest-earning assets	479,578	$10,912	4.49%	460,690	$21,856	4.74%	457,247	$11,049	4.85%

Cash and due from banks	7,636			7,175			6,897
Bank premises and equipment	6,488			6,612			6,670
Other assets	18,352			19,251			20,817

Total non-interest-earning assets	32,476			33,038			34,384

Total assets	$512,054			$493,728			$491,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$80,460	$65	0.16%	$73,809	$176	0.20%	$72,750	$96	0.27%
Savings	101,593	51	0.10%	94,160	141	0.12%	92,388	79	0.17%
Time	157,522	1,287	1.64%	161,280	2,976	1.75%	160,761	1,530	1.92%

Total interest-bearing deposits	339,575	1,403	0.83%	329,249	3,293	0.92%	325,899	1,705	1.05%
Other borrowings	43,192	637	2.97%	43,734	1,347	3.26%	48,818	706	2.92%
Subordinated debt	5,155	51	1.99%	5,155	92	1.86%	5,155	45	1.78%

Total interest-bearing liabilities	387,922	$2,091	1.08%	378,138	$4,732	1.25%	379,872	$2,456	1.30%

Demand deposits	72,387			66,312			63,761
Other liabilities	4,231			4,689			4,099
Shareholders’ equity	47,514			44,589			43,899

Total liabilities and Shareholders’ equity	$512,054			$493,728			$491,631

Net interest income		$8,821			$17,124			$8,593

Net interest rate spread (4)			3.41%			3.49%			3.55%

Net interest margin (5)			3.61%			3.72%			3.76%

Ratio of interest-earning assets to interest-bearing liabilities			1.24			1.22			1.20

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%. The tax equivalent income adjustment for loans and investments is $23,000 and $357,000 for June 30, 2012, $50,000 and $696,000 for December 31, 2011 and $24,000 and $367,000 June 30, 2011, respectively.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	JUNE 30, 2012			MARCH 31, 2012			JUNE 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest earning deposits and other assets	$7,364	$7	0.34%	$5,097	$5	0.37%	$19,553	$18	0.39%
Investment securities (1) (2)	185,034	1,479	3.20%	187,235	1,505	3.22%	177,703	1,644	3.70%
Loans (2) (3)	287,960	3,937	5.36%	286,715	3,979	5.56%	259,415	3,860	5.96%

Total interest-earning assets	480,358	$5,423	4.45%	479,047	$5,489	4.59%	456,671	$5,522	4.84%

Cash and due from banks	7,539			7,484			7,143
Bank premises and equipment	6,493			6,483			6,638
Other assets	19,089			17,590			21,811

Total non-interest-earning assets	33,121			31,557			35,592

Total assets	$513,479			$510,604			$492,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$78,554	$32	0.16%	$82,365	$34	0.16%	$71,050	$47	0.27%
Savings	103,130	25	0.09%	100,057	25	0.10%	93,461	41	0.17%
Time	157,483	626	1.59%	157,560	661	1.68%	160,919	753	1.88%

Total interest-bearing deposits	339,167	683	0.81%	339,982	720	0.85%	325,430	841	1.04%
Other borrowings	42,760	319	2.99%	43,625	318	2.93%	46,322	340	2.95%
Subordinated debt	5,155	25	1.92%	5,155	26	1.97%	5,155	22	1.77%

Total interest-bearing liabilities	387,082	$1,027	1.07%	388,762	$1,064	1.10%	376,907	$1,203	1.28%

Demand deposits	73,787			70,987			65,778
Other liabilities	4,350			4,088			4,518
Shareholders’ equity	48,260			46,767			45,060

Total liabilities and Shareholders’ equity	$513,479			$510,604			$492,263

Net interest income		$4,396			$4,425			$4,319

Net interest rate spread (4)			3.38%			3.49%			3.56%

Net interest margin (5)			3.59%			3.70%			3.78%

Ratio of interest-earning assets to interest-bearing liabilities			1.24			1.23			1.21

(1)	Includes both taxable and tax exempt securities and loans.
(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax of 34%. The tax equivalent income adjustment for loans and investments is $11,000 and $185,000 for June 30, 2012 $12,000 and $172,000 for March 31, 2012, and $11,000 and $173,000 for June 30, 2011.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Interest rate spread represents the difference between the yield on earning assets and the ratio paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing the difference between total interest earned and total interest expensed by total interest-earning assets.

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

Unaudited	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
SUMMARY OF OPERATIONS
Total interest income	$5,227	$5,305	$5,177	$5,275	$5,338
Total interest expense	(1,027)	(1,064)	(1,118)	(1,158)	(1,203)

NET INTEREST INCOME (NII)	4,200	4,241	4,059	4,117	4,135
Provision for loan losses	(330)	(270)	(324)	(324)	(374)

NII after loss provision	3,870	3,971	3,735	3,793	3,761
Security gains ( losses) including impairment losses	28	(164)	9	92	698
Mortgage banking gains	266	154	42	25	20
Total other income (excluding security and loan gains)	734	705	764	753	622
Total other noninterest expense	(3,694)	(3,864)	(3,508)	(3,291)	(3,321)

Income before tax	1,204	802	1,042	1,372	1,780

Net income	$952	$1,159	$828	$1,054	$1,321

PER COMMON SHARE DATA (1)
Net income, both basic and diluted	$0.21	$0.26	$0.18	$0.24	$0.29
Book value	10.64	10.53	10.10	9.78	9.88

BALANCE SHEET DATA
Assets	$522,699	$508,446	$519,830	$497,757	$484,623
Investments	177,228	182,686	185,916	188,712	176,689
Loans	284,257	277,357	289,096	263,514	258,815
Loans held for sale	14,882	6,804	947	216	89
Deposits	414,304	409,055	422,765	402,121	390,982
Borrowings	50,559	42,180	42,273	42,449	39,749
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	48,137	47,633	45,719	44,268	44,715

AVERAGE BALANCES
Assets	$513,479	$510,604	$496,192	$495,765	$492,263
Investments	185,034	187,235	192,792	188,967	177,703
Loans	287,960	281,594	265,427	259,172	259,194
Loans held for sale	9,356	5,121	805	172	221
Deposits	412,954	410,969	403,291	399,445	391,208
Borrowings	42,760	43,625	39,064	38,401	46,322
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	48,260	46,767	44,851	45,698	45,060

ASSET QUALITY RATIOS
Loan charge-offs	$(168)	$(214)	$(341)	$(144)	$(290)
Recoveries on loans	37	25	17	25	128

Net charge-offs	$(131)	$(189)	$(324)	$(119)	$(162)

Net charge-offs as a percentage of average total loans	0.19%	0.27%	0.49%	0.18%	0.25%

Loans 30 days or more beyond their contractual due date as a percent of total loans	2.18%	1.13%	1.40%	2.18%	1.39%
Nonperforming loans	$7,667	$3,721	$4,714	$4,501	$3,804
Nonperforming securities	1,376	1,523	1,542	1,626	3,179
Other real estate owned	316	359	437	479	562

Total nonperforming assets	$9,359	$5,603	$6,693	$6,606	$7,545

Nonperforming assets as a percentage of:
Total assets	1.79%	1.10%	1.29%	1.33%	1.56%
Equity plus allowance for loan losses	18.15	11.02	13.70	13.93	15.83
Tier I capital	17.54	10.64	12.94	13.08	15.37

FINANCIAL RATIOS
Return on average equity	7.89%	9.91%	7.38%	9.23%	11.73%
Return on average assets	0.74	0.91	0.67	0.85	1.07
Efficiency ratio	71.04	75.76	72.11	67.23	69.52
Effective tax rate	20.93	(44.51)	20.54	23.18	25.79
Net interest margin	3.59	3.67	3.64	3.72	3.78

(1)	Basic and diluted earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

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

Analysis of Assets and Liabilities for the First Six Months

Earning assets are comprised of investment securities, loans and deposits at financial institutions, including the Federal Reserve Bank. Earning assets were $486.2 million at June 30, 2012, an increase of 8.4% from the June 30, 2011 balance of $448.5 million, and an increase of 0.8% from the December 31, 2011 balance of $482.1 million. The increase from December 31 was the net result of $19.5 million of 60-day loans redeemed prior to June 30, 2012, and a $13.9 million increase in loans held for sale as a result of CSB Mortgage Company increased activity. Absent the 60 day loans, the December 2011 to June 2012 increase was 5.1%. Total cash and cash equivalents increased by $920,000 from year-end and decreased by $3.6 million from the balance at June 30, 2011.

At June 30, 2012, the investment securities portfolio was $177.2 million compared to $176.7 million at June 30, 2011, an increase of $539,000, or 0.3%. Investment securities decreased $8.7 million compared to December 31, 2011, a decrease of 4.7%. Investment securities represented 36.5% of earning assets at June 30, 2012, compared to 39.4% at June 30, 2011 and 38.6% at December 31, 2011. As the Company manages its balance sheet for loan growth, asset mix, liquidity and for current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. Management has also used funds to decrease borrowings as they mature. The investment portfolio represented 42.8% of each deposit dollar, down from 45.2% a year ago and down from 44.0% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses of $3.6 million at June 30, 2012, an increase of $865,000 compared to net unrealized losses of $2.7 million at June 30, 2011, and a decrease of $466,000 compared to net unrealized losses of $4.0 million at December 31, 2011. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 9 to the financial statements.

The Company’s investment portfolio contains trust preferred securities, which have resulted in valuation charges against income of $13.7 million in 2009, $2.7 million in 2010, $202,000 in 2011 and $171,000 in the first half of 2012. The Company continues to value these securities consistent with valuation techniques prescribed under accounting standards. The market for these securities and similar securities, which had been relatively active through 2003, became illiquid during the financial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

crisis of 2008 and is still currently not active. Since 2008, the Company has modeled and analyzed the cash flow characteristics and has concluded that a major portion of these devalued securities were not recoverable. The charge for this “other than temporary” impairment for the first half of 2012 was $171,000 versus $202,000 in the first half of 2011.

Loans held for sale increased to $14.9 million at June 30, 2012 compared to $947,000 at December 31, 2011 and $89,000 at June 30, 2011. The increase is in line with expected results from the newly formed wholesale banking unit.

Total loans at June 30, 2012 were $284.3 million as compared to $258.8 million a year ago, a 10% increase. Total assets of $522.7 million at June 30, 2012 reflect an increase of 8% from year ago asset totals of $484.6 million with loans and deposits providing the core growth. This balance sheet strategy is designed to improve net interest income margins and overall profitability while moderating asset growth which supports the Company’s current capital position.

Loans net of the allowance for losses increased by $25.0 million during the twelve month period from June 30, 2011 to June 30, 2012, and decreased by $5.1 million from December 31, 2011. Gross loans as a percentage of earning assets stood at 58.5% as of June 30, 2012, 57.7% at June 30, 2011 and 60.0% as of December 31, 2011. The loan to deposit ratio was 68.6% at June 30, 2012, 66.2% at June 30, 2011 and 68.4% at December 31, 2011. The increase in loans year-to-year has primarily resulted from efforts designed to increase market share. The decrease in loans from year-end was due in part to 60-day term commercial loans for a total of $19.5 million that closed in December 2011 and was fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2012. At June 30, 2012, the loan loss allowance of $3.3 million represented approximately 1.17% of outstanding loans, and at June 30, 2011 the loan loss allowance of $2.9 million represented approximately 1.10% of outstanding loans. The loan loss allowance at December 31, 2011 of $3.1 million represented approximately 1.06% of outstanding loans, or 1.15% excluding the 60-day term loans.

During the first six months, loan charge-offs were $382,000 in 2012 compared to $347,000 in 2011, while the recovery of previously charged-off loans amounted to $62,000 in 2012 and $151,000 in 2011. The net charge-offs represent 0.22% and 0.15% of average loans for the respective periods. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.

Loans accounted for on a non-accrual basis increased from $3.6 million at December 31, 2011 and $2.6 million at June 30, 2011 to $5.2 million at the recent quarter ended June 30, 2012. Non-accrual loans at June 30, 2012 represent a relatively insignificant 1.8% of the loan portfolio compared to 1.2% at December 31, 2011 and 1.0% at June 30, 2011.

Bank-owned life insurance had a cash surrender value of $13.8 million at June 30, 2012, $12.9 million at December 31, 2011 and $12.7 million at June 30, 2011. The Company purchased $694,000 in bank-owned life insurance in 2012 as part of its funding of executive post retirement benefits. Other assets increased slightly to $12.2 million at June 30, 2012 from $11.3 million at December 31, 2011 and from $11.8 million at June 30, 2011. Included in other assets is a prepaid assessment paid to the FDIC in December of 2009. This prepayment is the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On a quarterly basis, this prepayment is reduced through a charge to expense until the prepayment is depleted. The balance is $1.3 million at June 30, 2012, $1.5 million at December 31, 2011 and $1.8 million at June 30, 2011. Other real estate decreased to $316,000 at June 30, 2012 compared to $437,000 at December 31, 2011 and $562,000 at June 30, 2011.

Noninterest-bearing deposits measured $74.4 million at June 30, 2012 up from $70.7 million at December 31, 2011 and $64.1 million at June 30, 2011. Interest-bearing deposits decreased $12.2 million to $339.9 million at June 30, 2012 from $352.0 million at December 31, 2011 and increased $13.0 million from $326.8 million at June 30, 2011. The decrease in interest bearing deposits from year end is due in part to segregated deposit accounts with the Bank which fully collateralized $19.5 million in 60-day term commercial loans that closed in December 2011. The loans matured and the deposits withdrew the first quarter of 2012.

Federal Home Loan Bank advances and other short term borrowings increased to $50.6 million at June 30, 2012 from $42.3 million at December 31, 2011 and from $39.7 million at June 30, 2011. Management continues to use short-term borrowings to bridge its cash flow needs. Future maturities of long term notes are expected to be paid off.

Other liabilities remain fairly consistent measuring $4.5 million at June 30, 2012 compared to $3.9 at December 31, 2011 and $4.0 million at June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Company’s total shareholders’ equity increased from $45.7 million on December 31, 2011 to $48.1 million at June 30, 2012, an increase of $2.4 million. The Company continues to remain well capitalized under all regulatory measures. The Company’s total risk-based capital is $16.3 million in excess of the 10% well capitalized threshold.

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

As a result of investment downgrades by the rating agencies, all of the 31 trust preferred securities and a private-label CMO were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $71.7 million, well above the $17.9 million in amortized cost of these securities as of June 30, 2012, thereby significantly diluting the risk-based capital ratios by approximately 2.2% for both June 30, 2012 and December 31, 2011.

Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of June 30, 2012 and December 31, 2011, as supported by the data in the following table. As of those dates, the Company was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio requirements to be:
	June 30, 2012	December 31, 2011	Well Capitalized	Adequately Capitalized
Total risk-based capital to risk-weighted assets	14.04%	14.18%	10.00%	8.00%
Tier I capital to risk-weighted assets	13.20%	13.37%	6.00%	4.00%
Tier I capital to average assets	10.42%	10.47%	5.00%	4.00%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at June 30, 2012 and December 31, 2011. Management considers these excesses to be adequate with regard to the risks inherent in the balance sheet.

	(Amounts in thousands)
	June 30, 2012	December 31, 2011
Tier 1 Capital	$53,348	$51,739
Tier 2 Capital	3,422	3,142

QUALIFYING CAPITAL	$56,770	$54,881

Risk-Adjusted Total Assets (*)	$404,229	$387,091

Tier 1 Risk- Based Capital Excess	$29,094	$28,514
Total Risk- Based Capital Excess	16,347	16,172
Total Leverage Capital Excess	27,747	27,028

(*)	Includes off-balance sheet exposures

Average total assets for leverage capital purposes is calculated as average assets less disallowed deferred tax assets and the net unrealized market value adjustment of quarter ended June 30, 2012 investment securities available for sale, which averaged $512.0 million for the six months ended June 30, 2012 and $494.2 million for the year ended December 31, 2011.

Regulations require that investments designated as available-for-sale are marked-to-market with corresponding entries to the deferred tax account and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy.

Executive Summary – Income and Expenses

Net income of $952,000, or $.21 per share, was recorded for the second quarter of 2012. Excluding net gains on securities transactions net of tax of $18,000 in the second quarter of 2012, and $461,000 in the second quarter of 2011(earnings from operations) income of $934,000 was recorded in the second quarter of 2012 and $860,000 in the same quarter of 2011. This represented a $74,000 improvement in quarterly earnings from operations.

Net income for the six months ended June 30, 2012 was $2.11 million versus $2.19 million for the same period in 2011. On a comparable “earnings from operations” basis excluding net securities transactions, 2012 net earnings from operations were $2.2 million versus $1.8 million in 2011.

Respective to the quarterly operating results, highlights of operations are as follows:

•

Spurred by the commercial loan growth, net interest income increased by $65,000 in 2012 versus 2011 as the Company continues to optimally manage its balance sheet in this historically low interest rate environment.

•

The Company continues to excel in managing risks in the loan portfolio as asset quality measures are among the best for banks with similar asset totals. Net loan charge-offs were .19% of average loans in 2012 and .25% for 2011. The allowance for loan loss (ALLL) to total loans ratio was 1.17% at June 30, 2012 versus 1.10% a year ago. The Company’s allowance for loan losses covers 64% of nonaccrual loans at June 30, 2012.

•

Mortgage banking gains reached $266,000 in the quarter versus $20,000 in the same quarter of 2011. These gains, which are reported as non-interest income, are in line with results expected from the wholesale mortgage unit which was formed late last year specifically as a result of strategic initiatives aimed at improving overall profitability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•

The North Bloomfield office was closed effective May 5, 2012. The branch closure which was announced earlier in the year, was completed in line with strategic initiatives aimed at improving overall branch efficiencies and profitability,

•

The Company’s total shareholders’ equity increased from $45.7 million on December 31, 2011 to $48.1 million at June 30, 2012, an increase of $2.4 million. The Company continues to remain well capitalized under all regulatory measures. The Company’s total risk-based capital is $16.4 million in excess of the 10% well capitalized threshold.

The improvement in earnings from operations is highlighted by an 18% year over year growth rate in the commercial loan portfolio and a composite loan portfolio growth rate of 10%.

Net interest income, which provides the core earnings base for the Company, increased 1.6% to $4.2 million in the second quarter of 2012 versus $4.135 million in 2011. The Company has benefited from increasing balances in the loan portfolio yielding 5.36% during the quarter in lieu of allocating funds into the investment portfolio earning 3.20%. Also, as liabilities continue to mature and reprice at lower rates, the net interest income has, and is expected to continue to improve. Even with deposit rates creeping lower to reflect market trends, the Company has been able to both retain and grow deposits and has recorded a 6.0% increase in balances over the past year.

The Company, to date, has not experienced notable deterioration in credit quality despite less than favorable economic conditions over the past several years. Nonaccrual loans were $5.2 million at June 30, 2012 or 1.82% of loans, up from $3.6 million at December 31, 2011. Included in these totals is a single loan of $1 million fully secured by collateral for which no loss is expected.

Non-interest income for the quarter, excluding securities transactions, increased by $358,000 from a year ago. This is mainly due to mortgage banking gains in 2012 of $266,000 versus gains in 2011 of $20,000. Non-interest expenses increased 11% from the same quarter a year ago, reflecting the additional personnel and other expenses to operate the mortgage banking operation. For the six month period, CSB Mortgage contributed $60,000 in net income to the consolidated operating results.

The Company incurred over $200,000 in non-interest expenses in 2011 and an additional $48,000 in non-interest expense in 2012 representing costs associated with the start-up of the mortgage banking unit. As the mortgage unit operations continue to ramp up in 2012, CSB Mortgage Company has begun to contribute to the Company’s non-interest income, and has already made a positive contribution in the first half of 2012 on just over $70 million of originations. CSB Mortgage Company partners with mortgage brokers in contiguous states to originate mortgage loans. The loans are sold to investors in the secondary market generating a profit margin.

For the current quarter, the provision for loan losses was $330,000, exceeding the net charge-offs for the quarter of $131,000. Provision expense was increased in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially oriented focus.

In addition to building loan loss reserves, the Company has also continued to increase its capital levels. With capital as the ultimate cushion to absorb any unforeseen negative consequences of the struggling economy, capital levels for banks across the industry, have been under the watchful eye of the regulators. The Company’s regulatory capital ratios exceed the statutory well capitalized thresholds by a comfortable margin. In the current regulatory environment, regulatory oversight bodies expect banks to maintain ratios above the statutory levels as a margin of safety. The calculated ratios are as follows for the quarter ended June 30, 2012: a Tier 1 leverage ratio of 10.40% (compared to a “well-capitalized” threshold of 5.0%); a Tier 1 risk-based capital ratio of 13.20% (compared to a “well-capitalized” threshold of 6.00%); and a total risk based capital ratio of 14.04% (compared to a “well-capitalized” threshold of 10.00%).

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

Core earnings (earnings before other-than-temporary-impairment charge and certain other non-recurring items) slightly decreased for the six months ended June 30, 2012 as compared to the comparable 2011 period. Core earnings for the first half of 2012 was $2.0 million, or $0.45 per share, compared to $2.1 million, or $0.47 per share in the first half of 2011. Core earnings for the quarter ended June 30, 2012 was $932,000 or $0.21 per share, compared to $1.1 million or $0.25 per share.

The following is reconciliation between core earnings and earnings under GAAP.

(Amounts in thousands, except per share amounts)
	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2012	2011	2012	2011
GAAP earnings	$952	$1,321	$2,111	$2,190
Impairment losses on investment securities (net of tax)	—	—	113	134
Investment gains not in the ordinary course of business (net of tax)*	(20)	(211)	(20)	(211)
Net impact of historic tax credit investment	—	—	(190)	—

Core earnings	$932	$1,110	$2,014	$2,113

Core earnings per share	$0.21	$0.25	$0.45	$0.47

*	Gains in 2012 and 2011 are due to the settlement on General Motors Corporation bonds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income –Six months ended June 30, 2012 and 2011

	(Amounts in thousands)
	June 30, 2012			June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$6,106	$12	0.38%	$16,103	$35	0.43%
Investment securities(1)(2)	186,134	2,984	3.21%	182,798	3,378	3.70%
Loans(1)(2)(3)	287,338	7,916	5.41%	258,346	7,636	5.94%

Total interest-earning assets	$479,578	$10,912	4.49%	$457,247	$11,049	4.85%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$80,460	$65	0.16%	$72,750	$96	0.27%
Savings	101,593	51	0.10%	92,388	79	0.17%
Time	157,522	1,287	1.64%	160,761	1,530	1.92%

Total interest-bearing deposits	339,575	1,403	0.83%	325,899	1,705	1.05%
Other borrowings	43,192	637	2.97%	48,818	706	2.92%
Subordinated debt	5,155	51	1.99%	5,155	45	1.78%

Total interest-bearing liabilities	$387,922	$2,091	1.08%	$379,872	$2,456	1.30%

Net interest income		$8,821			$8,593

Net interest rate spread(4)			3.41%			3.55%

Net interest margin(5)			3.61%			3.76%

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $23,000 and $357,000 for 2012 and $24,000 and $367,000 for 2011, respectively.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $8.8 million at June 30, 2012 and $8.6 million at June 30, 2011. During the recent reporting period the net interest margin registered 3.61% at June 31, 2012 and 3.76% at June 31, 2011.

The decrease in interest income, on a fully taxable equivalent basis, of $137,000 is the product of a 36 basis point decrease in interest rates earned offset somewhat by a 4.9% year-over-year increase in average earning assets. The decrease in interest expense of $365,000 was a product of a 22 basis point decrease in rates paid and a 2.1% increase in interest-bearing liabilities. The net result was a 2.7% increase in net interest income on a fully taxable equivalent basis, and a 15 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $394,000, or 11.7%. The average invested balances in securities decreased by $3.3 million, or 1.8%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 49 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

On a fully taxable equivalent basis, income on loans increased by $280,000, or 3.7%, for the first six months of 2012 compared to the same period in 2011. A $29.0 million increase in the average balance of the loan portfolio, or 11.2%, was accompanied by a 53 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $23,000, or 65.7%, from the same period a year ago. The average balance of interest earning deposits decreased by $10.0 million, or 62.1%. The yield decreased by 5 basis points during the first six months of 2012 compared to 2011. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $7.7 million, or 10.6%, for the six months ended June 30, 2012 compared to the same period of 2011, while average savings balances increased by $9.2 million, or 10.0%. Total interest paid on interest-bearing demand deposits and money market account was $65,000, a $32,000 decrease from last year. The average rate paid on these products decreased by 11 basis points. Total interest paid on savings accounts was $51,000, a $28,000 decrease from last year. The average rate paid on savings accounts decreased by 7 basis points. The average balance of time deposit products decreased by $3.2 million, or 2.0%, as the average rate paid decreased by 28 basis points, from 1.92% to 1.64%. Interest expense decreased on time deposits by $243,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $5.6 million while the average rate paid on borrowings increased by 7 basis points. Management plans to pay down long term borrowings at their respective maturity dates in the future using current liquidity.

Impairment Analysis of Investment Securities

The Company owns 31 trust preferred securities totaling $34.6 million (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. Two securities totaling $5.9 million were determined worthless for book and tax purposes. The market for the remaining 29 securities at June 30, 2012 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2012. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 6.57% to 25.12% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.33 per $1.00 of par value is representative of the fair value of the 29 trust preferred securities, with individual securities therein ranging from zero to $0.76.

The Company considered all information available as of June 30, 2012 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in 2010 and 2011. The Company recognized no credit related impairment in the second quarter and $171,000 in the first quarter of 2012 versus no credit related impairment in the second quarter of 2011 and $202,000 in the first quarter of 2011. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2012 or later.

Analysis of Other Income, Other Expense and Federal Income Tax for the First Six Months

During the first two quarters of both 2011 and 2012, the amount charged to operations as a provision for loan loss was increased to account for the increase in charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through the first six months of 2012, but has not experienced significant deterioration in any loan type including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. The provision for loan loss was $600,000 and $548,000 for the six months ended June 30, 2012 and June 30, 2011, respectively.

Total non-interest income, excluding investment gains and impairment losses, increased by $565,000. After impairment losses and gains on investment securities, non-interest income decreased by $150,000 from the same period a year ago. The increase is due mainly to mortgage banking gains of $420,000 compared to $36,000 in 2011. The Company strategically began a wholesale mortgage unit in late 2011 utilizing the secondary market as an outlet. Volume and profitability are expected to increase throughout 2012.

As indicated in Note 8 to the Consolidated Financial Statements, the Company’s mortgage banking unit enters into various interest rate derivative contracts with the purpose of neutralizing the effect of interest rates on mortgage loan commitments. The gains and losses of all these activities are included in mortgage banking gains.

Fees for other customer services decreased by $24,000. Loss on the sale of other real estate owned (OREO) was $99,000 at June 30, 2011 as compared to a gain of $2,000 at June 30, 2012, resulting in an increase to income of $101,000. Other sources of non-recurring non-interest income increased by $104,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.

Gains on securities called and net gains on the sale of available for sale investment securities decreased by $746,000 from year ago levels. Gains were offset by impairment losses attributable to trust preferred securities primarily issued by bank holding companies. Losses of $171,000 were recognized in 2012 as compared to $202,000 in 2011. $319,000 of the gains in the first half of 2011 and $26,000 of the gains in the second quarter of 2012 was due to the settlement on General Motors Corporation bonds.

Total non-interest expenses in the first six months were $7.6 million in 2012 compared to $6.7 million in 2011, an increase of $882,000, or 13.2%. Full time equivalent employment averaged 158 during the first six months of 2012 and 148 in 2011. Salaries and benefits increased by $486,000, or 13.5%, from the similar period a year ago. This increase is due mainly to costs associated with the wholesale mortgage unit which was formed late in 2011.

Charges for insurance premiums paid to the FDIC decreased by $232,000. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The change in the basis used to calculate the assessment resulted in part to the decrease in expense in 2012. The assessment base changed to an asset-based calculation effective for the second quarter of 2011. Concurrently with the effects of the change in assessment base, the Company was also subject to higher insurance premiums in 2011 due to its informal agreement with regulatory agencies. As a result of its fulfillment of the terms of the agreement, FDIC insurance expense declined by 62.2% in 2012. The Company anticipates its FDIC insurance expense will remain consistent for the remaining quarters in 2012.

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

All other expense categories increased by 6.8%, or $184,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. Much of the increase is due to costs associated with the wholesale mortgage unit formed late in 2011.

The effective tax rate for the first six months was (5.2)% in 2012 and 23.2% in 2011, resulting in income tax (benefit) expense of $(105,000) and $661,000, respectively. As discussed above, a $634,000 tax benefit was generated from a historic tax credit structure.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	June 30, 2012		June 30, 2011
	Balance	%	Balance	%
Provision at statutory rate	$682	34.0%	$969	34.0%
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(67)	(3.3%)	(67)	(2.4%)
Tax effect of historic tax credit	(483)	(24.1%)	—	—
Tax effect of other non-taxable income	(262)	(13.1%)	(272)	(9.5%)
Tax effect of non-deductible expense	25	1.3%	31	1.1%

Federal income taxes	$(105)	(5.2%)	$661	23.2%

The majority of non-taxable income consists of interest on obligations of states and political subdivisions.

Net income registered $2.1 million for the six months ended June 30, 2012 and $2.2 million for the similar period of 2011, representing per share amounts of $0.47 in 2012 and $0.48 in 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income –Second quarter ended June 30, 2012 and 2011

	(Amounts in thousands)
	June 30, 2012			June 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets.	$7,364	$7	0.34%	$19,553	$18	0.39%
Investment securities(1)(2)	185,034	1,479	3.20%	177,703	1,644	3.70%
Loans(1)(2)(3)	287,960	3,937	5.36%	259,415	3,860	5.96%

Total interest-earning assets	$480,358	$5,423	4.45%	$456,671	$5,522	4.84%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$78,554	$32	0.16%	$71,050	$47	0.27%
Savings	103,130	25	0.09%	93,461	41	0.17%
Time	157,483	626	1.59%	160,919	753	1.88%

Total interest-bearing deposits	339,167	683	0.81%	325,430	841	1.04%
Other borrowings	42,760	319	2.99%	46,322	340	2.95%
Subordinated debt	5,155	25	1.92%	5,155	22	1.77%

Total interest-bearing liabilities	$387,082	$1,027	1.07%	$376,907	$1,203	1.28%

Net interest income		$4,396			$4,319

Net interest rate spread(4)			3.38%			3.56%

Net interest margin(5)			3.59%			3.78%

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $11,000 and $185,000 for 2012 and $11,000 and $173,000 for 2011, respectively.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.4 million at June 31, 2012 and $4.3 million at June 31, 2011. During the recent reporting period the net interest margin registered 3.59% at June 31, 2012 and 3.78% at June 31, 2011.

The decrease in interest income, on a fully taxable equivalent basis, of $99,000 is the product of a 39 basis point decrease in interest rates earned offset somewhat by a 5.2% year-over-year increase in average earning assets. The decrease in interest expense of $176,000 was a product of a 21 basis point decrease in rates paid and a 2.7% increase in interest-bearing liabilities. The net result was a 1.8% increase in net interest income on a fully taxable equivalent basis, and a 19 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $165,000, or 10.0%. The average invested balances in securities increased by $7.3 million, or 4.1%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 50 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

On a fully taxable equivalent basis, income on loans increased by $77,000, or 2.0%, for the second quarter of 2012 compared to the same period in 2011. A $28.5 million increase in the average balance of the loan portfolio, or 11.0%, was accompanied by a 60 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward.

Other interest income decreased by $11,000, or 61.1%, from the same period a year ago. The average balance of interest earning deposits decreased by $12.2 million, or 62.3%. The yield decreased by 5 basis points during the second quarter of 2012 compared to 2011. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $7.5 million, or 10.6%, while average savings balances increased by $9.7 million, or 10.3%. Total interest paid on interest-bearing demand deposits and money market account was $32,000, a $15,000 decrease from last year. The average rate paid on these products decreased by 11 basis points. Total interest paid on savings accounts was $25,000, a $16,000 decrease from last year. The average rate paid on savings accounts decreased by 8 basis points. The average balance of time deposit products decreased by $3.4 million, or 2.1%, as the average rate paid decreased by 29 basis points, from 1.88% to 1.59%. Interest expense decreased on time deposits by $127,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $3.6 million while the average rate paid on borrowings increased by 5 basis points. Management plans to pay down long term borrowings at their respective maturity dates in the future using current liquidity.

Analysis of Other Income, Other Expense and Federal Income Tax for the Second Quarter

Loan charge-offs during the quarter were $168,000 in 2012 compared to $290,000 in 2011, while the recovery of previously charged-off loans amounted to $37,000 during the quarter of 2012 compared to $128,000 in the same period of 2011. The Company’s provision for loan losses during the quarter of 2012 was $330,000 and $374,000 in the same quarter of 2011. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. The balance of the allowance for loan loss and provisions to the loan loss allowance are based on an assessment of both the risk of loss and the amount of loss on loans within the loan portfolio.

Total non-interest income, excluding investment gains and impairment losses, increased by $358,000 from the quarter ended June 2011 compared to the same quarter of 2012. After impairment losses and gains on investment securities, non-interest income decreased by $312,000 from the same period a year ago. The increase is due mainly to mortgage banking gains of $266,000 compared to $20,000 in 2011 the strategic initiative for which was noted prior in this discussion. Fees for other customer services decreased by $31,000. There was a loss on the sale of other real estate owned (OREO) of $71,000 at June 30, 2011 and a gain of $2,000 at June 30, 2012, resulting in an increase to income of $73,000. Other sources of non-recurring non-interest income increased by $70,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.

Gains on securities called and net gains on the sale of available for sale investment securities decreased by $670,000 from year ago levels. $26,000 of the gain in the second quarter of 2012 and $319,000 of the gain in the quarter of 2011 was due to General Motors bond settlement.

Total non-interest expenses in the second quarter were $3.7 million in 2012 compared to $3.3 million in 2011, an increase of $373,000 million, or 11.2%. Salaries and benefits increased in the second quarter of 2012 by $272,000, or 15.2%, from the similar period a year ago. This increase is due mainly to costs associated with the wholesale mortgage unit which was formed late in 2011. Charges for insurance premiums paid to the FDIC decreased by $92,000 from the second quarter of 2011. All other expense categories decreased by 14.1%, or $192,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The majority of the increase is due to increased costs associated with the wholesale mortgage unit.

Income before tax during the second quarter amounted to $1.2 million in 2012 compared to $1.8 million in 2011. The effective tax rate for the second quarter was 20.9% in 2012 and 25.8% in 2011, resulting in income tax expense of $252,000 and $459,000, respectively. Second quarter net income was $952,000 in 2012 compared $1.3 million in 2011. Income per share for the second quarter was $0.21 in 20121 and $0.29 in 2011.

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

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. The objective of liquidity management is to ensure the Company has the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The Company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, proper management of capital markets funding sources and addressing unexpected liquidity requirements.

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

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2009 and the Insured Cash Sweep (ICS) program in 2011. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At June 30, 2012, the Bank did not have any deposits in either program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits can be from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At June 30, 2012, the Bank had approximately $2.8 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $0.7 million of availability with the Federal Reserve Discount window. Additionally, the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FHLB has committed a $24.1 million cash management line, of which $ 13.0 million has been dispersed, subject to posting additional collateral. The Bank has access to approximately 10% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At June 30, 2012, there was no outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of June 30, 2012. Unpledged securities of $58.0 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit.

CSB obtains its funding through the Bank. The Bank utilizes short term borrowings under its FHLB cash management line to fund the needs of CSB. Upon establishing an inventory of loans held for sale, such loans may be used as additional collateral for FHLB borrowings.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. Such amount as of June 30, 2012 is $9.7 million. The Company has cash of $320,000 at June 30, 2012 available to meet cash needs. It also holds a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses.

In May 2012, the Bank closed its North Bloomfield branch to consolidate it with the Bristol branch approximately five miles away. To date, losses of deposits or customers did not have a material effect on liquidity or consolidated deposit totals.

Cash and cash equivalents decreased from $20.7 million in June 2011 to $17.1 million in June 2012.

The following table details the cash flows from operating activities for the six months ended:

	(Amounts in thousands) June 30,
	2012	2011
Net income	$2,111	$2,190
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,443	1,099
Provision for loan loss	600	548
Investment securities gains	(35)	(781)
Impairment losses	171	202
Other real estate (gains) losses	(2)	99
Originations of mortgage banking loans held for sale	(73,967)	(1,586)
Proceeds from the sale of mortgage banking loans	60,452	1,795
Net mortgage banking income	(420)	(36)
Proceeds from IRS tax refund	—	1,400
Changes in:
Deferred tax	(553)	(347)
Prepaid FDIC assessment	131	355
Bank-owned life insurance	(197)	(250)
Other assets and liabilities	(64)	152

Net cash flows from operating activities	$(10,330)	$4,840

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Key variations stem from: 1) Amortization on investments measured $1.1 million at June 30,2012 compared to $816,000 at June 30, 2011, reflecting more securities purchased at a premium in this low rate environment. 2) Gains were recognized on the sale, call or maturity of investments of $781,000 in 2011 compared to $35,000 in the same period of 2012. and 3) Loans held for sale increased by $13.9 million due to increased activity of the mortgage banking company. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2012 and 2011.

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

With these methodologies, a general allowance is established for each loan type based on historical losses for each loan type in the portfolio. Additionally, management allocates a specific allowance for “Impaired Credits,” which based on current information and events; it is probable the Company will not collect all amounts due according to the original contractual terms of the loan agreement. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. Additional information regarding allowance for credit losses can be found in the Notes to the Consolidated Financial Statements (NOTE 4) and further more in Management’s Discussion and Analysis.

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at June 30, 2012 and December 31, 2011. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (lower) than the rates in effect at June 30, 2012. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During the previous twelve months, the Federal Reserve kept its target rate for overnight federal funds constant. At June 30, 2012, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 158 from the positive 187 basis points that existed at December 31, 2011, indicating that the yield curve had become less steeply upward sloping. At June 30, 2012, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $16,513 for the twelve month period ending June 30, 2013.

	(Amounts in thousands)
	Net Interest Income		$ Change		% Change
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Change in Interest Rates:
Graduated increase of +300 basis points	17,739	$17,380	$1,226	$1,659	7.4%	10.6%
Short-term rates unchanged (base case)	16,513	15,721	—	—	—	—
Graduated decrease of -300 basis points	14,429	13,316	(2,084)	(2,405)	(12.6%)	(15.3%)

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

Not applicable

Company’s Common Stock.

There were no repurchases of shares of the Company’s common stock during the three months ended June 30, 2012.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only.

	This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K(1)	3.2	03/16/06

	For Cortland Savings and Banking	10-K	3.2	03/15/07

4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4	03/16/06

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 27, 2012	10-K	10.17	03/29/12

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 27, 2012	10-K	10.19	03/29/12

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

10.30	Reserved

*10.31	Severance Agreement entered into by Cortland Bancorp with each of Messrs. Timothy Carney, James M. Gasior and David J. Lucido	8-K	10.31	12/12/08

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret	8-K	10.34	06/02/10

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

15	Letter re unaudited interim financial statements	N/A

18	Letter re change in accounting principles	N/A

19	Reports furnished to security holders	N/A

22	Published report regarding matters submitted to vote of security holders	N/A

23	Consents of experts and counsel – Consent of Independent Registered Public Accounting firms	N/A

24	Power of attorney	N/A

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101	The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)**

CORTLAND BANCORP AND SUBSIDIARIES

(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: August 13, 2012
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: August 13, 2012
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial Officer)