Form 10-Q
period 2012-09-30
CORTLAND BANCORP INC
filed 2012-11-13
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,525,520 Shares November 6, 2012

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$11,622	$10,055
Interest-earning deposits and other earning assets	29,207	6,121

Total cash and cash equivalents	40,829	16,176

Investment securities available-for-sale (Note 3)	175,024	185,916
Loans held for sale	15,999	947
Total loans (Note 4)	293,194	289,096
Less allowance for loan losses (Note 4)	(3,617)	(3,058)

Net loans	289,577	286,038

Premises and equipment	6,524	6,474
Bank-owned life insurance	13,920	12,937
Other assets	12,635	11,342

Total assets	$554,508	$519,830

LIABILITIES
Noninterest-bearing deposits	$82,304	$70,726
Interest-bearing deposits	356,553	352,039

Total deposits	438,857	422,765

Short-term borrowings	4,737	4,773
Federal Home Loan Bank advances - short term	2,500	6,500
Federal Home Loan Bank advances - long term	34,500	31,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	18,199	3,918

Total liabilities	503,948	474,111

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2012 and 2011; outstanding shares, 4,525,520 in 2012 and 4,525,530 in 2011	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	10,862	7,485
Accumulated other comprehensive loss	(1,199)	(2,663)
Treasury stock, at cost, 202,747 shares in 2012 and 202,737 shares in 2011	(3,594)	(3,594)

Total shareholders’ equity	50,560	45,719

Total liabilities and shareholders’ equity	$554,508	$519,830

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$4,097	$3,837	$11,990	$11,449
Interest and dividends on investment securities:
Taxable interest	634	1,070	2,467	3,262
Nontaxable interest	372	330	1,097	1,079
Dividends	29	28	98	98
Other interest income	4	10	16	45

Total interest income .	5,136	5,275	15,668	15,933

INTEREST EXPENSE
Deposits	661	814	2,064	2,519
Other short-term borrowings	2	1	4	4
Federal Home Loan Bank advances - short term	23	5	61	79
Federal Home Loan Bank advances - long term	301	315	898	944
Subordinated debt	25	23	76	68

Total interest expense	1,012	1,158	3,103	3,614

Net interest income	4,124	4,117	12,565	12,319
PROVISION FOR LOAN LOSSES	300	324	900	872

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,824	3,793	11,665	11,447

NON-INTEREST INCOME
Fees for customer services	509	583	1,547	1,645
Investment securities gains - net	25	92	60	873
Impairment losses on investment securities:
Total other-than-temporary impairment losses	—	—	(35)	(141)
Portion of gains recognized in other comprehensive income (before tax)	—	—	(136)	(61)

Net impairment losses recognized in earnings	—	—	(171)	(202)
Mortgage banking gains	1,017	25	1,437	61
Other real estate gains (losses) - net	13	28	15	(71)
Earnings on bank-owned life insurance	128	124	381	374
Other non-interest income	20	18	166	63

Total non-interest income	1,712	870	3,435	2,743
NON-INTEREST EXPENSES
Salaries and employee benefits	2,208	1,835	6,288	5,429
Net occupancy and equipment expense	477	420	1,350	1,299
State and local taxes	125	116	376	349
FDIC insurance expense	76	148	217	521
Professional fees	183	158	585	520
Loss on partnership	—	—	444	—
Other operating expenses	779	614	2,146	1,849

Total non-interest expenses	3,848	3,291	11,406	9,967

INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,688	1,372	3,694	4,223
Federal income tax expense	422	318	317	979

NET INCOME	$1,266	$1,054	$3,377	$3,244

EARNINGS PER SHARE, BOTH BASIC AND DILUTED (Note 6)	$0.28	$0.24	$0.75	$0.72
CASH DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Net income	$1,266	$1,054	$3,377	$3,244
Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,779	(2,182)	2,108	(583)
Tax effect	(605)	742	(717)	198
Reclassification adjustment for other-than-temporary impairment losses on debt securities	—	—	171	202
Tax effect	—	—	(58)	(69)
Reclassification adjustment for net gains realized in net income	(25)	(92)	(60)	(873)
Tax effect	8	31	20	297

Total other comprehensive income (loss)	1,157	(1,501)	1,464	(828)

Total comprehensive income (loss)	$2,423	$(447)	$4,841	$2,416

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
NINE MONTHS ENDED SEPTEMBER 30, 2011
Balance at December 31, 2010	$23,641	$20,850	$3,413	$(2,458)	$(3,594)	$41,852
Comprehensive income:
Net income	—	—	3,244	—	—	3,244
Other comprehensive loss, net of tax	—	—	—	(828)	—	(828)

Balance at September 30, 2011	$23,641	$20,850	$6,657	$(3,286)	$(3,594)	$44,268

NINE MONTHS ENDED SEPTEMBER 30, 2012
Balance at December 31, 2011	$23,641	$20,850	$7,485	$(2,663)	$(3,594)	$45,719
Comprehensive income:
Net income	—	—	3,377	—	—	3,377
Other comprehensive income, net of tax	—	—	—	1,464	—	1,464

Balance at September 30, 2012	$23,641	$20,850	$10,862	$(1,199)	$(3,594)	$50,560

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Net cash (deficit) flow from operating activities	$(9,405)	$6,591
Cash flow (deficit) from investing activities
Purchases of available-for-sale securities	(31,521)	(50,744)
Proceeds from sales of securities	19,277	14,458
Proceeds from call, maturity and principal payments on securities	36,191	34,174
Net (increase) decrease in loans made to customers	(4,509)	1,269
Proceeds from disposition of other real estate	280	378
Purchases of bank-owned life insurance	(694)	—
Purchases of premises and equipment	(522)	(258)

Net cash flow (deficit) from investing activities	18,502	(723)

Cash flow (deficit) from financing activities
Net increase in deposit accounts	16,092	10,612
Repayments of Federal Home Loan Bank advances	(6,500)	(20,500)
Proceeds from Federal Home Loan Bank	6,000	4,000
Net (decrease) increase in short-term borrowings	(36)	1,048

Net cash flow (deficit) from financing activities	15,556	(4,840)

Net change in cash and cash equivalents	24,653	1,028

Cash and cash equivalents
Beginning of period	16,176	15,804

End of period	$40,829	$16,832

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$400	$1,190
Interest	$3,164	$3,703
Transfer of loans to other real estate owned	$70	$80

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2011, included in our Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2011, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

2.) Reclassifications:

Certain items contained in the 2011 financial statements have been reclassified to conform to the presentation for 2012. Such reclassifications had no effect on the net results of operations.

3.) Investment Securities Available-for-Sale:

Investments in debt and equity securities are classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available-for-sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so. Securities classified as trading are those that management has bought principally for the purpose of selling in the near term. The Company currently has no securities classified as held-to-maturity or trading.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of investment securities:

	(Amounts in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Investment securities available-for-sale
U.S. Treasury securities	$115	$11	$—	$126
U.S. Government agencies and corporations	9,079	50	—	9,129
Obligations of states and political subdivisions	38,589	2,054	8	40,635
U.S. Government-sponsored mortgage-backed securities	72,919	2,563	94	75,388
U.S. Government-sponsored collateralized mortgage obligations	38,547	479	75	38,951
Trust preferred securities	13,882	—	6,586	7,296

Total debt securities	173,131	5,157	6,763	171,525
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	661	10	221	450

Total available-for-sale	$176,841	$5,167	$6,984	$175,024

December 31, 2011
Investment securities available-for-sale
U.S. Treasury securities	$119	$14	$—	$133
U.S. Government agencies and corporations	20,280	262	—	20,542
Obligations of states and political subdivisions	37,419	1,602	2	39,019
U.S. Government-sponsored mortgage-backed securities	71,078	3,102	91	74,089
U.S. Government-sponsored collateralized mortgage obligations	39,131	318	255	39,194
Private-label mortgage-backed securities	127	3	—	130
Private-label collateralized mortgage obligations	518	—	267	251
Trust preferred securities	17,600	4	8,459	9,145

Total debt securities	186,272	5,305	9,074	182,503
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	631	—	267	364

Total available-for-sale	$189,952	$5,305	$9,341	$185,916

At September 30, 2012 and December 31, 2011, regulatory stock consisted of $2.8 million in Federal Home Loan Bank of Cincinnati (FHLB) stock and $226,000 in Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the FHLB has reported profits for 2011 and year-to-date 2012, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2012 or December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Investment securities available-for-sale
Due in one year or less	$1,466	$1,478
Due after one year through five years	5,160	5,309
Due after five years through ten years	9,634	9,872
Due after ten years	45,405	40,527

Total investment securities available-for-sale	61,665	57,186
U.S. Government-sponsored mortgage-backed and related securities	111,466	114,339

Total investment securities	$173,131	$171,525

The table below sets forth the proceeds and gains or losses realized on securities sold or called for the periods presented:

	(Amounts in thousands)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2012	2011	2012	2011
Proceeds on securities sold	$19,568	$1,949	$19,568	$14,458
Gross realized gains	1,040	71	1,040	562
Gross realized losses	1,013	—	1,013	33

Proceeds on securities called	120	859	2,526	1,839
Gross realized gains	—	6	7	10
Gross realized losses	2	—	4	—

Exchange on General Motors transaction:
Gross realized gains	—	15	30	334

Available-for-sale securities, carried at fair value, totaled $175.0 million at September 30, 2012 and $185.9 million at December 31, 2011. These securities represent 100.00% of all investment securities at both September 30, 2012 and December 31, 2011. In management’s opinion, these levels provide an adequate level of liquidity.

Investment securities with a carrying value of approximately $106.0 million and $106.4 were pledged to secure deposits and for other purposes at September 30, 2012 and December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at September 30, 2012:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored mortgage-backed and related securities	$11,203	$84	$1,516	$10	$12,719	$94
U.S. Government-sponsored collateralized mortgage obligations	8,220	31	2,935	44	11,155	75
Obligations of states and political subdivisions	905	8	—	—	905	8
Trust preferred securities	—	—	7,296	6,586	7,296	6,586
General Motors equity investments	8	2	401	219	409	221

Total	$20,336	$125	$12,148	$6,859	$32,484	$6,984

The above table comprises 38 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2011:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored mortgage-backed and related securities	$13,593	$91	$—	$—	$13,593	$91
U.S. Government-sponsored collateralized mortgage obligations	14,866	220	1,858	35	16,724	255
Private-label collateralized mortgage obligation	—	—	249	267	249	267
Obligations of states and political subdivisions	—	—	1,064	2	1,064	2
Trust preferred securities	—	—	8,628	8,459	8,628	8,459
General Motors equity investments	364	267	—	—	364	267

Total	$28,823	$578	$11,799	$8,763	$40,622	$9,341

The above table comprises 45 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at September 30, 2012 was $6.6 million, compared to an $8.5 million loss at December 31, 2011.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations and private-label collateralized mortgage obligations (CMO) were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Securities Deemed to be Other-Than-Temporarily Impaired

The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly.

For debt securities in an unrealized loss position, FASB ASC topic 320, Investments – Debt and Equity Securities requires an entity to assess whether (a) it has the intent to sell the debt security or (b) it is more-likely-than-not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at September 30, 2012 and 2011. The Company recorded no impairment credit losses in earnings on available-for-sale securities for the quarters ended September 30, 2012 and 2011, respectively. The non-credit portion of impairment recognized for the nine months ended September 30, 2012 and 2011, respectively, was recorded in other comprehensive income.

	(Amounts in thousands)
	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2012	2011	2012	2011
Trust preferred securities	$—	$—	$171	$202

Total	$—	$—	$171	$202

The following provides a cumulative roll forward of credit losses recognized in earnings for trust preferred securities held for the three and nine months ended:

	(Amounts in thousands)
	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2012	2011	2012	2011
Beginning balance	$10,845	$10,674	$10,674	$10,472
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	171	202
Sale of debt securities	(10,494)	—	(10,494)	—

Ending balance	$351	$10,674	$351	$10,674

During the quarter, the Company explored the possible sale of the trust preferred securities collateralized by banks through various brokerage firms. With the lack of an active market for these securities, the brokers sought bids individually for the securities from potential buyers in their client base. Through this process, the Company was able to sell 19 of the 22 bank collateralized positions realizing a nominal net loss of $164,000. All of these securities exhibited evidence of significant deterioration in issuers’ creditworthiness. The three remaining bank collateralized positions, as well as the 9 positions collateralized by insurance companies, have historically not exhibited material other-than-temporary impairment, thus were excluded from sale considerations. The Company continues to have both the intent and ability to hold these securities to maturity. Also during the quarter, the Company disposed of the two remaining private-label mortgage-backed securities, thereby eliminating all future risk and uncertainty relating to this investment category. A net loss of $288,000 was realized on the sale of these securities.

In April 2011, as approved by the U.S. Bankruptcy court, unsecured bondholders of General Motors Corporation (“GM”) began receiving partial distributions in accordance with the Amended Joint Chapter 11 Plan (the “Plan”). The Company owned $2.4 million par value of unsecured bonds determined to be other than temporarily impaired in 2008 and written down by $1.3 million in 2008 and $815,000 in 2009 to a value of $287,000. In accordance with the Plan, the Company received in exchange for the bonds 9,564 shares of GM common shares, 8,694 GM Class A Warrants exercisable at $10.00 per share, 8,694 GM Class B Warrants exercisable at $18.33 per share and 2,401 shares of Motors Liquidation Company GUC Trust in several distributions during 2011 and 2012. The market value of the equity securities received exceeded the written down basis, generating a recognizable gain of $15,000 for the three months ended September 30, 2011. Year-to-date gains of $30,000 were recognized for the period ended September 30, 2012 and $334,000 for the period ended September 30, 2011. The Company holds escrow stubs representing any remaining distributions from the bankruptcy trust. The fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

equity securities at September 30, 2012 was $450,000 reflecting an unrealized loss of $211,000. In reviewing GM’s recent share price history, targets prices of analysts, GM’s achievement of the number one automaker in terms of sales and the Company’s ability to hold the securities for a period of time to allow for potential recovery, the securities are not considered other-than-temporarily impaired.

At September 30, 2012, there was $832,000 of investment securities considered to be in non-accrual status. This balance is comprised of 3 of the 12 investments in trust preferred securities. The quarterly interest payments have been placed in “payment in kind” status, which results in a temporary delay in the payment of interest. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.

4.) Loans and Allowance for Loan Losses:

The Company, through its subsidiary bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	September 30, 2012		December 31, 2011
	Balance	%	Balance	%
Commercial real estate	$184,490	63.0	$160,319	55.5
Commercial	45,544	15.5	60,233	20.8
Residential real estate	41,187	14.0	45,780	15.8
Consumer - other	4,263	1.5	5,848	2.0
Consumer - home equity	17,710	6.0	16,916	5.9

Total loans	$293,194		$289,096

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

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

NINE MONTHS ENDED	(Amounts in thousands)
September 30, 2012	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Balance at beginning of period	$565	$1,803	$92	$128	$470	$3,058
Loan charge-offs	(17)	(36)	(110)	(58)	(231)	(452)
Recoveries	7	17	40	8	39	111

Net loan charge-offs	(10)	(19)	(70)	(50)	(192)	(341)
Provision charged to operations	132	577	77	42	72	900

Balance at end of period	$687	$2,361	$99	$120	$350	$3,617

September 30, 2011	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Balance at beginning of period	$249	$1,611	$112	$111	$418	$2,501
Loan charge-offs	—	(200)	(125)	(91)	(75)	(491)
Recoveries	2	119	46	4	5	176

Net loan charge-offs	2	(81)	(79)	(87)	(70)	(315)
Provision charged to operations	286	336	68	106	76	872

Balance at end of period	$537	$1,866	$101	$130	$424	$3,058

THREE MONTHS ENDED	(Amounts in thousands)
September 30, 2012	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Balance at beginning of period	$600	$2,100	$90	$152	$396	$3,338
Loan charge-offs	—	(20)	(38)	—	(12)	(70)
Recoveries	2	1	11	3	32	49

Net loan charge-offs	2	(19)	(27)	3	20	(21)
Provision charged to operations	85	280	36	(35)	(66)	300

Balance at end of period	$687	$2,361	$99	$120	$350	$3,617

September 30, 2011	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Balance at beginning of period	$518	$1,739	$106	$101	$389	$2,853
Loan charge-offs	—	—	(29)	(91)	(24)	(144)
Recoveries	1	7	13	2	2	25

Net loan charge-offs	1	7	(16)	(89)	(22)	(119)
Provision charged to operations	18	120	11	118	57	324

Balance at end of period	$537	$1,866	$101	$130	$424	$3,058

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total allowance of $3.6 million reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date. The following tables present a full breakdown by portfolio segment of the allowance for loan losses and the recorded investment in loans for the periods ended September 30, 2012 and December 31, 2011.

	(Amounts in thousands)
September 30, 2012	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$53	$423	$—	$—	$—	$476
Collectively evaluated for impairment	634	1,938	99	120	350	3,141

Total ending allowance balance	$687	$2,361	$99	$120	$350	$3,617

Loan Portfolio:
Individually evaluated for impairment	$53	$5,694	$—	$—	$—	$5,747
Collectively evaluated for impairment	45,491	178,796	4,263	17,710	41,187	287,447

Total ending loans balance	$45,544	$184,490	$4,263	$17,710	$41,187	$293,194

December 31, 2011	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$69	$55	$—	$—	$—	$124
Collectively evaluated for impairment	496	1,748	92	128	470	2,934

Total ending allowance balance	$565	$1,803	$92	$128	$470	$3,058

Loan Portfolio:
Individually evaluated for impairment	$69	$2,618	$—	$—	$—	$2,687
Collectively evaluated for impairment	60,164	157,701	5,848	16,916	45,780	286,409

Total ending loans balance	$60,233	$160,319	$5,848	$16,916	$45,780	$289,096

The following tables represent credit exposures by internally assigned grades for September 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of credit quality indicators by internally assigned grade as of September 30, 2012 and December 31, 2011:

	(Amounts in thousands)
September 30, 2012	Commercial	Commercial real estate	Total
Pass	$43,521	$166,156	$209,677
Special Mention	1,056	8,935	9,991
Substandard	967	9,399	10,366
Doubtful/Loss	—	—	—

Ending Balance	$45,544	$184,490	$230,034

December 31, 2011	Commercial	Commercial real estate	Total
Pass	$57,545	$142,781	$200,326
Special Mention	503	8,269	8,772
Substandard	2,185	9,269	11,454
Doubtful/Loss	—	—	—

Ending Balance	$60,233	$160,319	$220,552

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following is a summary of consumer credit exposure as of September 30, 2012 and December 31, 2011.

	(Amounts in thousands)
	Consumer- other	Consumer - home equity	Residential real estate
September 30, 2012
Performing	$4,207	$17,637	$40,586
Nonperforming	56	73	601

Total	$4,263	$17,710	$41,187

	Consumer- other	Consumer - home equity	Residential real estate
December 31, 2011
Performing	$4,775	$16,805	$44,938
Nonperforming	1,073	111	842

Total	$5,848	$16,916	$45,780

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Troubled Debt Restructuring

Nonperforming loans also include certain loans that have been modified in trouble debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally nine months.

There were $2.9 million in TDRs at September 30, 2012 and $1.2 million at December 31, 2011 and September 30, 2011. The total interest recognized on these loans was $117,000, $69,000 and $52,000 for the periods ending September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Had the loans not been restructured, interest would have increased pretax income by $4,000 at both December 31, 2011 and September 30, 2011 and at September 30, 2012 there was no impact on pretax income.

The following presents by class, information related to loans modified in a TDR during the periods ended (1):

	(Amounts in thousands)
	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
Troubled Debt Restructurings (amounts in thousands)	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)
Commercial Real Estate	1	$159	$—	4	$1,736	$148

Total	1	$159	$—	4	$1,736	$148

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

There were no loans modified in a TDR from July 1, 2011 through June 30, 2012 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the three months ended September 30, 2012.

There were no loans modified in a TDR from January 1, 2011 through December 31, 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the nine months ended September 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an aging analysis of the recorded investment of past due loans as of September 30, 2012 and December 31, 2011.

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2012
Commercial real estate	$568	$—	$2,821	$3,389	$181,101	$184,490	$—
Commercial	—	—	53	53	45,491	45,544	—
Residential real estate	292	—	406	698	40,489	41,187	—
Consumer:
Consumer - home equity	—	28	62	90	17,620	17,710	—
Consumer - other	20	—	56	76	4,187	4,263	—

Total	$880	$28	$3,398	$4,306	$288,888	$293,194	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2011
Commercial real estate	$50	$—	$515	$565	$159,754	$160,319	$—
Commercial	1	—	69	70	60,163	60,233	—
Residential real estate	296	112	667	1,075	44,705	45,780	—
Consumer:
Consumer - home equity	—	3	90	93	16,823	16,916	—
Consumer - other	54	33	1,039	1,126	4,722	5,848	—

Total	$401	$148	$2,380	$2,929	$286,167	$289,096	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at September 30, 2012 and December 31, 2011. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and nine months ended September 30, 2012 and September 30, 2011.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2012
With no related allowance recorded:
Commercial real estate	$1,435	$1,435	$—
With an allowance recorded:
Commercial real estate	$4,259	$4,259	$423
Commercial	53	53	53

Total:
Commercial real estate	$5,694	$5,694	$423
Commercial	53	53	53

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2011
With no related allowance recorded:
Commercial real estate	$1,218	$1,218	$—
With an allowance recorded:
Commercial real estate	$1,400	$1,400	$55
Commercial	69	69	69

Total:
Commercial real estate	$2,618	$2,618	$55
Commercial	69	69	69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded:
Commercial real estate	$1,512	$—	$1,171	$—
Commercial	—	—	23	—
With an allowance recorded:
Commercial real estate	$4,272	$29	$2,819	$73
Commercial	54	—	60	—

Total:
Commercial real estate	$5,784	$29	$3,990	$73
Commercial	54	—	83	—

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance recorded:
Commercial real estate	$887	$31	$858	$37
Commercial	168	—	56	—
With an allowance recorded:
Commercial real estate	$1,412	$39	$1,293	$57
Commercial	76	—	88	—

Total:
Commercial real estate	$2,299	$70	$2,151	$94
Commercial	244	—	144	—

The following is a summary of classes of loans on non-accrual status as of September 30, 2012 and December 31, 2011:

	(Amounts in thousands)
	September 30, 2012	December 31, 2011
Commercial real estate	$2,980	$1,470
Commercial	53	70
Residential real estate	601	842
Consumer:
Consumer - home equity	73	111
Consumer - other	56	1,073

Total	$3,763	$3,566

As of September 30, 2012 and December 31, 2011, there were $4.7 million and $8.9 million, respectively, in loans that were neither classified as non-accrual nor considered impaired, but which can be considered potential problem loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2012	2011	2012	2011
Net income (amounts in thousands)	$1,266	$1,054	$3,377	$3,244
Weighted average common shares outstanding	4,525,523	4,525,537	4,525,526	4,525,539
Basic earnings per share	$0.28	$0.24	$0.75	$0.72
Diluted earnings per share	$0.28	$0.24	$0.75	$0.72

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Bancorp owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at September 30, 2012 and December 31, 2011 were 1.84% and 2.00%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

8.) Commitments:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market, forward contracts for the future purchase of mortgage-backed securities and forward contracts for the future delivery of these mortgage loans are considered derivatives. It is the Company’s practice to enter into the forward contracts for the future purchase of mortgage-backed securities when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not formally designated in hedge relationships. The Company reports the derivative assets and liabilities in other assets and other liabilities, associated income and expense is reported in mortgage banking gains.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of mortgage banking derivative commitments and the related balance sheet accounts:

	(Amounts in thousands)
	September 30, 2012	December 31, 2011
Mortgage banking derivative commitments:
Interest rate lock commitments	$70,139	$12,300
Forward contracts for the future delivery of mortgage loans	13,078	—
Forward contracts for the future purchase of mortgage-backed securities	45,000	—

Corresponding recorded balances :
Derivative asset	$1,696	$66
Derivative liability	1,059	—
Reserve for loan repurchases	247	19

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

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	September 30, 2012	December 31, 2011
Commitments to extend credit:
Fixed rate	$8,099	$7,725
Variable rate	48,850	52,026
Standby letters of credit	652	714

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts totaled $9.9 million at September 30, 2012 and $10.1 million at December 31, 2011. The total average daily balance of overdrafts used at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012 was $112,000 and $120,000 at December 31, 2011, or less than 2% of the total aggregate overdraft protection available to depositors. The balance at September 30, 2012 of all deposit overdrafts included in total loans was $109,000 and $115,000 at December 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at 9/30/12 Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$126	$—	$126	$—
U.S. Government agencies and corporations	9,129	—	9,129	—
Obligations of states and political subdivisions	40,635	—	40,635	—
U.S. Government-sponsored mortgage-backed and CMO securities	114,339	—	114,339	—
Trust preferred securities	7,296	—	—	7,296
General Motors equity investments	450	450	—	—
Loans held for sale	15,999	—	15,999	—
Mortgage banking derivatives	1,696	—	1,696	—

LIABILITIES
Mortgage banking derivatives	$1,059	$—	$1,059	$—

		Fair Value Measurements at 12/31/11 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$133	$—	$133	$—
U.S. Government agencies and corporations	20,542	—	20,542	—
Obligations of states and political subdivisions	39,019	—	39,019	—
U.S. Government-sponsored mortgage-backed and CMO securities	113,283	—	113,283	—
Private-label mortgage-backed and related securities	381	—	381	—
Trust preferred securities	9,145	—	—	9,145
General Motors equity investments	364	364	—	—
Loans held for sale	947	—	947	—
Mortgage banking derivatives	66	—	66	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2012 and 2011. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Trust preferred securities	Trust preferred securities
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Beginning balance	$9,421	$9,145
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	(171)
Other comprehensive income	1,406	1,869
Transfers in and/or out of Level 3	—	—
Sales	(3,531)	(3,531)
Purchases, issuances and settlements	—	(16)

Ending balance, September 30, 2012	$7,296	$7,296

Losses included in net income for the period relating to assets held at September 30, 2012	$—	$(90)

	(Amounts in thousands)
	Trust preferred securities	Trust preferred securities
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Beginning balance	$11,722	$12,779
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	(202)
Other comprehensive income	(2,790)	(3,639)
Transfers in and/or out of Level 3	—	—
Purchases, issuances and settlements	(4)	(10)

Ending balance, September 30, 2011	$8,928	$8,928

Losses included in net income for the period relating to assets held at September 30, 2011	$—	$(202)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company holds 12 trust preferred securities totaling $14.4 million (par value) that are backed by pooled trust preferred debt issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and through the third quarter of 2012, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 through the third quarter of 2012, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust preferred securities, including securities held by the Company. All 12 of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through the third quarter of 2012 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of the 12 securities. For 10 of these securities, the Company does not consider the investment in these assets to be OTTI at September 30, 2012. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows. Although the Company does not consider the investment in these assets to be OTTI at September 30, 2012, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The remaining 2 securities had life-to-date impairment losses of $2.1 million, of which $351,000 was recorded as expense, and $1.7 million was recorded in other comprehensive loss. The securities subjected to FASB ASC Topic 320 accounted for the entire $6.6 million of gross unrealized losses in the trust preferred securities category at September 30, 2012.

The following table details the 2 debt securities with other-than-temporary impairment, their credit ratings at September 30, 2012 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2012	Additions in QTD March 31, 2012	Additions in QTD June 30, 2012	Additions in QTD September 30, 2012	Amount of OTTI related to credit loss at September 30, 2012
PreTSL XXIII Class C-FP	C/C	$211	$—	$—	$—	$211
Trapeza IX B-1	Ca/CC	50	90	—	—	140

Total		$261	$90	$—	$—	$351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the 18 debt securities with other-than-temporary impairment, their credit ratings at September 30, 2011 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2011	Additions in QTD March 31, 2011	Additions in QTD June 30, 2011	Additions in QTD September 30, 2011	Amount of OTTI related to credit loss at September 30, 2011
MM Community Funding II Class B	Ba1/CC	$11	$—	$—	$—	$11
PreTSL I Mezzanine	Ca/C	430	—	—	—	430
PreTSL II Mezzanine	Ca/C	1,274	142	—	—	1,416
PreTSL V Mezzanine	Ba3/D	97	—	—	—	97
PreTSL VIII B-3	C/C	1,635	—	—	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	—	—	274
PreTSL XV Class B-2	C/C	267	10	—	—	277
PreTSL XV Class B-3	C/C	269	10	—	—	279
PreTSL XVI D	NR/C	518	—	—	—	518
PreTSL XVI D	NR/C	991	—	—	—	991
PreTSL XVII Class C	Ca/C	978	—	—	—	978
PreTSL XVII Class D	NR/C	930	—	—	—	930
PreTSL XVIII Class D	NR/C	513	—	—	—	513
PreTSL XXIII Class C-FP	C/C	211	—	—	—	211
PreTSL XXV Class D	NR/C	1,001	—	—	—	1,001
PreTSL XXVI Class D	NR/C	465	—	—	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	—	—	598
Trapeza IX B-1	Ca/CC	10	40	—	—	50

Total		$10,472	$202	$—	$—	$10,674

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of September 30, 2012 used to evaluate other-than-temporary impairments.

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$1,011	$156	$(855)	C/C	93	25.49%	—%
PreTSL XXIII	C-FP	1,554	531	(1,023)	C/C	93	25.49	—
I-PreTSL I	B-1	986	600	(386)	NR/CCC	14	25.78	4.22
I-PreTSL I	B-2	1,000	600	(400)	NR/CCC	14	25.78	4.22
I-PreTSL I	B-3	1,000	600	(400)	NR/CCC	14	25.78	4.22
I-PreTSL II	B-3	2,991	2,245	(746)	NR/B	23	12.60	13.19
I-PreTSL III	B-2	1,000	602	(398)	Ba3/CCC	22	18.02	9.18
I-PreTSL III	C	1,000	372	(628)	NR/CCC	22	18.02	0.56
I-PreTSL IV	B-1	1,000	643	(357)	Ba2/CCC	24	13.87	7.44
I-PreTSL IV	B-2	1,000	643	(357)	Ba2/CCC	24	13.87	7.44
I-PreTSL IV	C	480	144	(336)	Caa1/CC	24	13.87	1.88
Trapeza IX	B-1	860	160	(700)	Ca/CC	34	19.91	—

Total		$13,882	$7,296	$(6,586)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2011 used to evaluate other-than-temporary impairments.

	(Amounts in thousands)
Deal	Class	Amortized cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL I	Mezzanine	$513	$517	$4	Ca/C	17	38.07%	—%
PreTSL II	Mezzanine	688	480	(208)	Ca/C	16	48.26	—
PreTSL IV	Mezzanine	183	175	(8)	Ca/CCC	4	27.07	19.56
PreTSL V	Mezzanine	22	11	(11)	Ba3/D	—	100.00	—
PreTSL VIII	B-3	365	91	(274)	C/C	21	45.91	—
PreTSL IX	B-2	719	249	(470)	Ca/C	33	31.02	—
PreTSL XV	B-2	224	55	(169)	C/C	51	31.31	—
PreTSL XV	B-3	224	55	(169)	C/C	51	31.31	—
PreTSL XVI	D	—	—	—	NR/C	34	42.55	—
PreTSL XVI	D	—	—	—	NR/C	34	42.55	—
PreTSL XVII	C	—	—	—	Ca/C	36	32.11	—
PreTSL XVII	D	—	—	—	NR/C	36	32.11	—
PreTSL XVIII	D	—	—	—	NR/C	52	26.46	—
PreTSL XXIII	C-2	1,011	99	(912)	C/C	95	26.81	—
PreTSL XXIII	C-FP	1,550	472	(1,078)	C/C	95	26.81	—
PreTSL XXV	D	—	—	—	NR/C	48	33.52	—
PreTSL XXVI	D	—	—	—	NR/C	48	28.26	—
I-PreTSL I	B-1	985	603	(382)	NR/CCC	15	16.80	2.63
I-PreTSL I	B-2	1,000	603	(397)	NR/CCC	15	16.80	2.63
I-PreTSL I	B-3	1,000	603	(397)	NR/CCC	15	16.80	2.63
I-PreTSL II	B-3	2,991	2,383	(608)	NR/B	26	5.09	13.16
I-PreTSL III	B-2	1,000	621	(379)	B2/CCC	22	12.35	7.56
I-PreTSL III	C	1,000	383	(617)	NR/CCC	22	12.35	—
I-PreTSL IV	B-1	1,000	485	(515)	Ba2/CCC	27	8.44	10.46
I-PreTSL IV	B-2	1,000	484	(516)	Ba2/CCC	27	8.44	10.46
I-PreTSL IV	C	480	136	(344)	Caa1/CC	27	8.44	5.48
MM Community Funding III	B	280	216	(64)	Ba1/CC	5	41.11	2.76
Trapeza II	C-1	414	278	(136)	Ca/C	23	33.43	—
Trapeza IX	B-1	951	146	(805)	Ca/CC	40	12.99	—

Total		$17,600	$9,145	$(8,455)

The market for these securities at September 30, 2012 and December 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2012;

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

The effective discount rates on an overall basis generally range from 10.04% to 23.27% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,271	$5,271
Other real estate owned	—	—	242	242

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,563	$2,563
Other real estate owned	—	—	437	437

Impaired loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At September 30, 2012, the recorded investment in impaired loans was $5,747,000 with a related reserve of $476,000 resulting in a net balance of $5,271,000. At December 31, 2011, the recorded investment in impaired loans was $2,687,000 with a related reserve of $124,000 resulting in a net balance of $2,563,000.

Other real estate owned (OREO): Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

relating to holding and maintaining the property, are charged to expense. At September 30, 2012, the recorded investment in OREO was $365,000 with a valuation allowance of $123,000 resulting in a net balance of $242,000. At December 31 2011, the recorded investment in OREO was $560,000 with a valuation allowance of $123,000 resulting in a net balance of $437,000.

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

Mortgage banking derivatives – The Company enters into derivative financial instruments in the form of interest rate locks with potential mortgage loan borrowers, and likewise enters into contracts for the future delivery of residential mortgage loans into the secondary markets. These derivative instruments are recognized as either assets or liabilities at fair value on a recurring basis in the consolidated balance sheets as indicated in the ensuing table. Commitments to deliver mortgage loans are valued at the commitment price from the investor. Interest rate lock commitments are valued at best execution prices at September 30, 2012. Forward contracts to purchase mortgage-backed securities are valued at trading levels as of September 30, 2012. Fair value adjustments relating to these mortgage banking derivatives are recorded in current year earnings as a component of mortgage banking gains.

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

Short-term borrowings – Short-term borrowings generally have an original term to maturity of one year or less. Consequently, their carrying value is a reasonable estimate of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subordinated debt – The floating issuances curves to maturity are averaged to obtain an index. The spread between BBB-rated bank debt and 25-year swap rates is determined to calculate the spread on outstanding trust preferred securities. The discount margin is then added to the index to arrive at a discount rate, which determines the present value of projected cash flows.

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at September 30, 2012 and December 31, 2011 is not material.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$40,829	$40,829	$—	$—	$40,829
Investment securities available-for-sale	175,024	450	167,278	7,296	175,024
Loans held for sale	15,999	—	15,999	—	15,999
Loans, net of allowance for loan losses	289,577	—	—	297,187	297,187
Accrued interest receivable	2,007	2,007	—	—	2,007
Mortgage banking derivatives	1,696	—	1,696	—	1,696
LIABILITIES:
Demand, savings and money market deposits	$280,536	$280,536	$—	$—	$280,536
Time deposits	158,321	—	162,610	—	162,610
FHLB advances	37,000	—	—	40,366	40,366
Short-term borrowings	4,737	4,737	—	—	4,737
Subordinated debt	5,155	—	—	4,325	4,325
Accrued interest payable	381	381	—	—	381
Mortgage banking derivatives	1,059	—	1,059	—	1,059

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	December 31, 2011
	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$16,176	$16,176
Investment securities available-for-sale	185,916	185,916
Loans held for sale	947	947
Loans, net of allowance for loan losses	286,038	291,681
Accrued interest receivable	1,919	1,919
Mortgage banking derivatives	66	66
LIABILITIES:
Demand, savings and money market deposits	$265,171	$265,171
Time deposits	157,594	160,978
FHLB advances	37,500	41,113
Short-term borrowings	4,773	4,773
Subordinated debt	5,155	3,508
Accrued interest payable	441	441

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2012.

(Amounts in thousands)
	Fair value at September 30, 2012	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$7,296	Discounted Cash Flow	Projected Prepayments

1) Trust preferred securities issued by banks subject to Dodd-Frank’s phase-out of trust preferred securities from Tier 1 Capital.

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals.
			Discount Rates	1) Ranging from ~10.04% to ~23.27%, depending on each bond’s seniority and remaining subordination after projected losses.
Impaired loans	4,139	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% to (27)%
			Liquidation Expenses (2)	0% to (13)%
	1,132	Discounted Cash Flow	Discount Rate	5.75% (only one loan)
Other real estate owned	242	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0% to (36)%
			Sales Agreements	0% to (38)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraisal. The adjustment of appraised value is measured as the effect on fair value as a percentage of unpaid principal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	SEPTEMBER 30, 2012			DECEMBER 31, 2011			SEPTEMBER 30, 2011
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits and other assets	$7,322	$16	0.29%	$12,738	$51	0.40%	$14,856	$45	0.39%
Investment securities (1) (2)	182,576	4,203	3.07%	186,872	6,491	3.47%	184,877	4,967	3.59%
Loans (1) (2) (3)	293,935	12,025	5.45%	261,080	15,314	5.87%	259,344	11,486	5.93%

Total interest-earning assets	483,833	$16,244	4.48%	460,690	$21,856	4.74%	459,077	$16,498	4.81%

Cash and due from banks	7,725			7,175			7,040
Bank premises and equipment	6,511			6,612			6,637
Other assets	18,773			19,251			20,155

Total non-interest-earning assets	33,009			33,038			33,832

Total assets	$516,842			$493,728			$492,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$80,696	$105	0.17%	$73,809	$176	0.20%	$72,796	$137	0.25%
Savings	102,932	78	0.10%	94,160	141	0.12%	93,155	112	0.16%
Time	156,915	1,881	1.60%	161,280	2,976	1.75%	161,791	2,270	1.88%

Total interest-bearing deposits	340,543	2,064	0.81%	329,249	3,293	0.92%	327,742	2,519	1.03%
Other borrowings	44,730	963	2.88%	43,734	1,347	3.26%	45,307	1,027	3.03%
Subordinated debt	5,155	76	1.94%	5,155	92	1.86%	5,155	68	1.76%

Total interest-bearing liabilities	390,428	$3,103	1.06%	378,138	$4,732	1.25%	378,204	$3,614	1.28%

Demand deposits	73,943			66,312			65,217
Other liabilities	4,428			4,689			4,986
Shareholders’ equity	48,043			44,589			44,502

Total liabilities and Shareholders’ equity	$516,842			$493,728			$492,909

Net interest income		$13,141			$17,124			$12,884

Net interest rate spread (4)			3.42%			3.49%			3.53%

Net interest margin (5)			3.62%			3.72%			3.76%

Ratio of interest-earning assets to interest-bearing liabilities			1.24			1.22			1.21

(1)	Includes both taxable and tax exempt securities and loans.
(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax of 34%. The tax equivalent income adjustment for loans and investments is $35,000 and $541,000 for September 30, 2012, $50,000 and $696,000 for December 31, 2011 and $37,000 and $528,000 for September 30, 2011.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Interest rate spread represents the difference between the yield on earning assets and the ratio paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	SEPTEMBER 30, 2012			JUNE 30, 2012			SEPTEMBER 30, 2011
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits and other assets	$9,729	$4	0.21%	$7,364	$7	0.34%	$12,403	$10	0.32%
Investment securities (1) (2)	175,539	1,219	2.80%	185,034	1,479	3.20%	188,967	1,590	3.39%
Loans (2) (3)	306,987	4,108	5.33%	287,960	3,937	5.36%	261,306	3,851	5.87%

Total interest-earning assets	492,255	$5,331	4.33%	480,358	$5,423	4.45%	462,676	$5,451	4.71%

Cash and due from banks	7,901			7,539			7,321
Bank premises and equipment	6,557			6,493			6,572
Other assets	20,031			19,089			19,196

Total non-interest-earning assets	34,489			33,121			33,089

Total assets	$526,744			$513,479			$495,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$81,167	$39	0.19%	$78,554	$32	0.16%	$72,882	$41	0.23%
Savings	105,579	27	0.10%	103,130	25	0.09%	94,664	33	0.14%
Time	155,713	595	1.52%	157,483	626	1.59%	163,819	740	1.79%

Total interest-bearing deposits	342,459	661	0.77%	339,167	683	0.81%	331,365	814	0.98%
Other borrowings	47,771	326	2.71%	42,760	319	2.99%	38,401	321	3.31%
Subordinated debt	5,155	25	1.91%	5,155	25	1.92%	5,155	23	1.74%

Total interest-bearing liabilities	395,385	$1,012	1.02%	387,082	$1,027	1.07%	374,921	$1,158	1.23%

Demand deposits	77,023			73,787			68,080
Other liabilities	5,247			4,350			7,066
Shareholders’ equity	49,089			48,260			45,698

Total liabilities and Shareholders’ equity	$526,744			$513,479			$495,765

Net interest income		$4,319			$4,396			$4,293

Net interest rate spread (4)			3.31%			3.38%			3.48%

Net interest margin (5)			3.51%			3.59%			3.72%

Ratio of interest-earning assets to interest-bearing liabilities			1.25			1.24			1.23

(1)	Includes both taxable and tax exempt securities and loans.
(2)	Tax exempt interest is shown on a tax equivalent basis for proper comparison using a statutory federal income tax of 34%. The tax equivalent income adjustment for loans and investments is $11,000 and $184,000 for September 30, 2012, $11,000 and $185,000 for June 30, 2012 and $14,000 and $162,000 for September 30, 2011.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Interest rate spread represents the difference between the yield on earning assets and the ratio paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
Unaudited	2012	2012	2012	2011	2011
SUMMARY OF OPERATIONS
Total interest income	$5,136	$5,227	$5,305	$5,177	$5,275
Total interest expense	(1,012)	(1,027)	(1,064)	(1,118)	(1,158)

NET INTEREST INCOME (NII)	4,124	4,200	4,241	4,059	4,117
Provision for loan losses	(300)	(330)	(270)	(324)	(324)

NII after loss provision	3,824	3,870	3,971	3,735	3,793
Security gains ( losses) including impairment losses	25	28	(164)	9	92
Mortgage banking gains	1,017	266	154	42	25
Total non-interest income (excluding security and loan gains)	670	734	705	764	753
Total non-interest expense	(3,848)	(3,694)	(3,864)	(3,508)	(3,291)

Income before tax	1,688	1,204	802	1,042	1,372

Net income	$1,266	$952	$1,159	$828	$1,054

PER COMMON SHARE DATA (1)
Net income, both basic and diluted	$0.28	$0.21	$0.26	$0.18	$0.24
Book value	11.17	10.64	10.53	10.10	9.78

BALANCE SHEET DATA
Assets	$554,508	$522,699	$508,446	$519,830	$497,757
Investments	175,024	177,228	182,686	185,916	188,712
Loans	293,194	284,257	277,357	289,096	263,514
Loans held for sale	15,999	14,882	6,804	947	216
Deposits	438,857	414,304	409,055	422,765	402,121
Borrowings	41,737	50,559	42,180	42,273	42,449
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	50,560	48,137	47,633	45,719	44,268

AVERAGE BALANCES
Assets	$526,744	$513,479	$510,604	$496,192	$495,765
Investments	175,539	185,034	187,235	192,792	188,967
Loans	289,792	287,960	281,594	265,427	259,172
Loans held for sale	17,195	9,356	5,121	805	172
Deposits	419,482	412,954	410,969	403,291	399,445
Borrowings	47,771	42,760	43,625	39,064	38,401
Subordinated Debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	49,089	48,260	46,767	44,851	45,698

ASSET QUALITY RATIOS
Loan charge-offs	$(70)	$(168)	$(214)	$(341)	$(144)
Recoveries on loans	49	37	25	17	25

Net charge-offs	$(21)	$(131)	$(189)	$(324)	$(119)

Net charge-offs as a percentage of average total loans	0.03%	0.19%	0.27%	0.49%	0.18%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.56	2.18	1.13	1.40	2.18
Nonperforming loans	$6,477	$7,667	$3,721	$4,714	$4,501
Nonperforming securities	832	1,376	1,523	1,542	1,626
Other real estate owned	242	316	359	437	479

Total nonperforming assets	$7,551	$9,359	$5,603	$6,693	$6,606

Nonperforming assets as a percentage of:
Total assets	1.36%	1.79%	1.10%	1.29%	1.33%
Equity plus allowance for loan losses	13.92	18.15	11.02	13.70	13.93
Tier I capital	13.70	17.54	10.64	12.94	13.08

FINANCIAL RATIOS
Return on average equity	10.32%	7.89%	9.91%	7.38%	9.23%
Return on average assets	0.96	0.74	0.91	0.67	0.85
Efficiency ratio	66.22	71.04	75.76	72.11	67.23
Effective tax rate	25.00	20.93	(44.51)	20.54	23.18
Net interest margin	3.51	3.59	3.67	3.64	3.72

(1)	Basic and diluted earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

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

Analysis of Assets and Liabilities for the First Nine Months

Earning assets are comprised of investment securities, loans and deposits at financial institutions, including the Federal Reserve Bank. Earning assets were $513.4 million at September 30, 2012, an increase of 11.1% from the September 30, 2011 balance of $462.0 million, and an increase of 6.5% from the December 31, 2011 balance of $482.1 million. The increase from December 31 was the net result of the following: an increase in deposits at the Federal Reserve of $23.3 million, a decrease in investment securities of $10.9 million, $19.5 million of 60-day loans redeemed prior to September 30, 2012, an increase of $24.2 million in commercial real estate loans and a $15.1 million increase in loans held for sale as a result of CSB Mortgage Company increased activity. Total cash and cash equivalents increased by $24.7 million from year-end and increased by $24.0 million from the balance at September 30, 2011. $13.0 million of the increase was used to settle securities in October 2012 that were purchased in September 2012.

At September 30, 2012, the investment securities portfolio was $175.0 million compared to $188.7 million at September 30, 2011, a decrease of $13.7 million, or 7.3%. Investment securities decreased $10.9 million compared to December 31, 2011, a decrease of 5.9%. Investment securities represented 34.1% of earning assets at September 30, 2012, compared to 40.9% at September 30, 2011 and 38.6% at December 31, 2011. The decrease is partially due to the sale of $3.5 million in trust preferred securities. As the Company manages its balance sheet for loan growth, asset mix, liquidity and for current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment portfolio represented 39.9% of each deposit dollar, down from 46.9% a year ago and down from 44.0% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses of $1.8 million at September 30, 2012, a decrease of $3.2 million compared to net unrealized losses of $5.0 million at September 30, 2011, and a decrease of $2.2 million compared to net unrealized losses of $4.0 million at December 31, 2011. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities as discussed in Note 9 to the financial statements. A partial sale of these securities has lessened unrealized losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Company’s investment portfolio contains trust preferred securities, which have resulted in valuation charges against income of $13.7 million in 2009, $2.7 million in 2010, $202,000 in 2011 and $171,000 in the nine months of 2012. The Company continues to value these securities consistent with valuation techniques prescribed under accounting standards. The market for these securities and similar securities, which had been relatively active through 2003, became illiquid during the financial crisis of 2008 and is still currently not active. Since 2008, the Company has modeled and analyzed the cash flow characteristics and has concluded that a major portion of these devalued securities were not recoverable. In 2012, a portion of these securities were sold. The charge for this “other than temporary” impairment for the first nine months of 2012 was $171,000 versus $202,000 in the nine months of 2011.

Loans held for sale increased to $16.0 million at September 30, 2012 compared to $947,000 at December 31, 2011 and $215,000 at September 30, 2011. The increase is in line with expected results from the newly formed wholesale banking unit, which originated over $135.0 million of mortgage loans through September 2012.

Total loans at September 30, 2012 were $293.2 million as compared to $263.5 million a year ago, an 11.3% increase, and $289.1 million at December 31, 2011, a 1.4% increase. Total assets of $554.5 million at September 30, 2012 reflect an increase of 11.4% from year ago asset totals of $497.8 million and an increase of 6.7% from December 31, 2011 asset totals of $519.8 million with loans providing the core growth. Cumulative loan growth since September 2010 exceeds 26.0%, while cumulative asset growth during the same period reflects a 15.6% increase. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin.

Loans net of the allowance for losses increased by $29.1 million during the twelve month period from September 30, 2011 to September 30, 2012, and increased by $3.5 million from December 31, 2011. Gross loans as a percentage of earning assets stood at 57.1% as of September 30, 2012, 57.0% at September 30, 2011 and 60.0% as of December 31, 2011. The loan to deposit ratio was 66.8% at September 30, 2012, 65.5% at September 30, 2011 and 68.4% at December 31, 2011. The increase in loans at year-end was due in part to 60-day term commercial loans for a total of $19.5 million that closed in December 2011 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2012. Additionally, commercial real estate loans increased by $24.2 million.

At September 30, 2012, the loan loss allowance of $3.6 million represented approximately 1.23% of outstanding loans, and at September 30, 2011 the loan loss allowance of $3.1 million represented approximately 1.16% of outstanding loans. The loan loss allowance at December 31, 2011 of $3.1 million represented approximately 1.06% of outstanding loans, or 1.15% excluding the 60-day term loans.

During the first nine months, loan charge-offs were $452,000 in 2012 compared to $491,000 for the same period in 2011, while the recovery of previously charged-off loans amounted to $111,000 in 2012 and $176,000 in 2011. The net charge-offs represent 0.16% of average loans for both periods. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.

Loans accounted for on a non-accrual basis increased slightly from $3.6 million at December 31, 2011 and $3.3 million at September 30, 2011 to $3.8 million at the recent quarter ended September 30, 2012. Non-accrual loans at September 30, 2012 represent a relatively insignificant 1.3% of the loan portfolio compared to 1.2% at December 31, 2011 and 1.3% at September 30, 2011. The allowance for loan losses covers 96.0% of nonaccrual loans at September 30, 2012.

Bank-owned life insurance had a cash surrender value of $13.9 million at September 30, 2012, $12.9 million at December 31, 2011 and $12.8 million at September 30, 2011. The Company purchased $694,000 in bank-owned life insurance in 2012 as part of its funding of executive post retirement benefits. Other assets increased slightly to $12.6 million at September 30, 2012 from $11.3 million at December 31, 2011 and from $12.2 million at September 30, 2011. Included in other assets is a prepaid assessment paid to the FDIC in December of 2009. This prepayment is the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On a quarterly basis, this prepayment is reduced through a charge to expense until the prepayment is depleted. The balance is $1.3 million at September 30, 2012, $1.5 million at December 31, 2011 and $1.6 million at September 30, 2011. Other real estate decreased to $242,000 at September 30, 2012 compared to $437,000 at December 31, 2011 and $479,000 at September 30, 2011. Also included in other assets is deferred taxes of $2.8 million, $6.4 million and $7.0 million for the periods ended September 30, 2012, December 31, 2011 and September 30, 2011, respectively, and Federal income tax receivable of $3.3 million, $335,000 and $44,000 for the periods ended September 30, 2012, December 31, 2011 and September 30, 2011, respectively. $3.5 million of deferred taxes were

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

reclassified to a Federal income tax receivable due to the sale of trust preferred securities with impairment previously recorded. Noninterest-bearing deposits measured $82.3 million at September 30, 2012 up from $70.7 million at December 31, 2011 and $68.8 million at September 30, 2011. Interest-bearing deposits increased $4.6 million to $356.6 million at September 30, 2012 from $352.0 million at December 31, 2011 and increased $23.3 million from $333.3 million at September 30, 2011. The increase in interest bearing deposits from year end is net of segregated deposit accounts with the Bank which fully collateralized $19.5 million in 60-day term commercial loans that closed in December 2011. The loans matured and the deposits withdrew the first quarter of 2012.

Federal Home Loan Bank advances and short term borrowings stayed consistent at $41.7 million at September 30, 2012 from $42.3 million at December 31, 2011 and from $42.4 million at September 30, 2011. Future maturities of long term notes are expected to be paid off. Management continues to use short-term borrowings to bridge its cash flow needs.

Other liabilities measured $18.2 million at September 30, 2012 compared to $3.9 at December 31, 2011 and $3.8 million at September 30, 2011. The increase is due to $13.0 million in securities purchases traded in September 2012, but settled in October 2012.

The Company’s total shareholders’ equity increased from $45.7 million on December 31, 2011 and $44.3 million at September 30, 2011 to $50.6 million at September 30, 2012, an increase of $4.9 million and $6.3 million, respectively. The Company’s capital continues to meet the requirements for the Company to be deemed well capitalized under all regulatory measures. The Company’s total risk-based capital is $18.6 million in excess of the 10% threshold for the Company to be well-capitalized.

Capital Resources

Regulatory standards for measuring capital adequacy require banks and bank holding companies to maintain capital based on “risk-adjusted” assets so that categories of assets with potentially higher credit risk require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as standby letters of credit and interest rate swaps.

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

As a result of investment downgrades by the rating agencies, all of the 12 trust preferred securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $57.5 million, well above the $13.9 million in amortized cost of these securities as of September 30, 2012, thereby significantly diluting the risk-based capital ratios by approximately 1.7% for September 30, 2012 and 2.2% for December 31, 2011.

Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of September 30, 2012 and December 31, 2011, as supported by the data in the following table. As of those dates, the Company met the capital requirements to be deemed “well capitalized” under regulatory prompt corrective action provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio Requirements:
	September 30, 2012	December 31, 2011	Well Capitalized	Adequately Capitalized
Tier I capital to risk-weighted assets	13.72%	13.37%	6.00%	4.00%
Total risk-based capital to risk-weighted assets	14.64%	14.18%	10.00%	8.00%
Tier I capital to average assets	10.66%	10.47%	5.00%	4.00%

Risk based capital standards require a minimum ratio of 8.00% of qualifying total capital to risk-adjusted total assets with at least 4.00% constituting Tier 1 capital. Capital qualifying as Tier 2 capital is limited to 100.00% of Tier 1 capital. All banks and bank holding companies are also required to maintain a minimum leverage capital ratio (Tier 1 capital to total average assets) in the range of 3.00% to 4.00%, subject to regulatory guidelines. The Company’s capital ratios remain above regulatory minimums for “well capitalized” financial institutions.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at September 30, 2012 and December 31, 2011. Management considers these excesses to be adequate with regard to the risks inherent in the balance sheet.

	(Amounts in thousands)
	September 30, 2012	December 31, 2011
Tier 1 Capital	$55,104	$51,739
Tier 2 Capital	3,700	3,142

QUALIFYING CAPITAL	$58,804	$54,881

Risk-Adjusted Total Assets (*)	$401,599	$387,091

Tier 1 Risk- Based Capital Excess	$31,008	$28,514
Total Risk- Based Capital Excess	18,644	16,172
Total Leverage Capital Excess	29,249	27,028

(*)	Includes off-balance sheet exposures

Average total assets for leverage capital purposes is calculated as average assets less disallowed deferred tax assets and the net unrealized market value adjustment of investment securities available for sale, which averaged $517.1 million for the nine months ended September 30, 2012 and $494.2 million for the year ended December 31, 2011.

Accounting guidelines require that investments designated as available-for-sale are marked-to-market with corresponding entries to the deferred taxes and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy.

Executive Summary – Income and Expenses

Net income of $1.3 million, or $0.28 per share, was recorded for the third quarter of 2012 compared to $1.1 million, or $0.24 per share, for the third quarter of 2011. Net income for the nine months ended September 30, 2012 was $3.4 million versus $3.2 million for the same period in 2011.

Respective to the quarterly operating results, highlights of operations are as follows:

•

Spurred by the commercial loan growth, net interest income increased by $7,000 in 2012 versus 2011 as the Company continues to optimally manage its balance sheet in this historically low interest rate environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•

The Company continues to excel in managing risks in the loan portfolio as asset quality measures are among the best for banks with similar asset totals. Net loan charge-offs were 0.03% of average loans in 2012 and 0.18% for 2011. The allowance for loan loss (ALLL) to total loans ratio was 1.23% at September 30, 2012 versus 1.16% a year ago.

•

Mortgage banking gains reached $1.0 million in the quarter versus $25,000 in the same quarter of 2011. These gains, which are reported as non-interest income, are exceeding expectations from the wholesale mortgage unit which was formed late last year specifically as a result of strategic initiatives aimed at improving overall profitability. The wholesale mortgage unit, CSB Mortgage Company partners with mortgage brokers in contiguous states to originate mortgage loans. The loans are sold to investors in the secondary market generating a profit margin.

The improvement in earnings is highlighted by a 19.8% year over year growth rate in the commercial loan portfolio and a composite loan portfolio growth rate of 11.3%.

Net interest income, which provides the core earnings base for the Company, has remained stable with the prior year at $4.1 million in the third quarter of 2012 and 2011. The Company has benefited in this low interest rate environment from increasing balances in the loan portfolio yielding 5.33% during the quarter in lieu of allocating funds into the investment portfolio earning 2.80%. Also, as liabilities continue to mature and reprice at lower rates, the net interest income is expected to improve. Even with deposit rates creeping lower to reflect market trends, the Company has been able to both retain and grow deposits and has recorded a 9.1% increase in balances over the past year.

The Company, to date, has not experienced notable deterioration in credit quality despite less than favorable economic conditions over the past several years. Nonaccrual loans of $3.8 million at September 30, 2012, or 1.28% of loans, were relatively stable from $3.6 million at December 31, 2011. The Company’s allowance for loan losses covers 96.0% of nonaccrual loans at September 30, 2012.

Non-interest income for the quarter increased by $842,000 from a year ago. This is driven by mortgage banking gains in 2012 of $1.0 million versus gains in 2011 of $25,000. Non-interest expenses increased 16.9% from the same quarter a year ago, reflecting the additional personnel and other expenses to operate the mortgage banking operation. The Company incurred over $250,000 in non-interest expenses in 2011 and to date in 2012 representing costs associated with the start-up of the mortgage banking unit including the employment expenses of managerial personnel, administrative staff and seasoned mortgage loan originators. As the mortgage unit operations continue to transition from a start-up unit to a growing business unit, CSB Mortgage Company has already made a positive contribution to the first nine months of 2012 on just over $135 million of originations.

For the current quarter, the provision for loan losses was $300,000, substantially exceeding the net charge-offs for the quarter of $21,000. For the same quarter last year, the provision was $324,000, also exceeding net charge-offs for the quarter of $119,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially oriented focus.

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

Core earnings (earnings before other-than-temporary-impairment charge and certain other non-recurring items) increased for the nine months ended September 30, 2012 as compared to the comparable 2011 period. Core earnings for the first nine months of 2012 were $3.3 million, or $0.72 per share, compared to $3.2 million, or $0.70 per share for the first nine months of 2011. Core earnings for the quarter ended September 30, 2012 were $1.3 million, or $0.28 per share, compared to $1.0 million, or $0.23 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following is reconciliation between core earnings and earnings under GAAP.

(Amounts in thousands, except per share amounts)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2012	2011	2012	2011
GAAP earnings	$1,266	$1,054	$3,377	$3,244
Impairment losses on investment securities (net of tax)	—	—	113	134
Investment gains not in the ordinary course of business (net of tax)*	—	(9)	(20)	(220)
Net impact of historic tax credit investment	—	—	(190)	—

Core earnings	$1,266	$1,045	$3,280	$3,158

Core earnings per share	$0.28	$0.23	$0.72	$0.70

*	Gains in 2012 and 2011 are due to the settlement on General Motors Corporation bonds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income –Nine months ended September 30, 2012 and 2011

	(Amounts in thousands)
	September 30, 2012			September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$7,322	$16	0.29%	$14,856	$45	0.39%
Investment securities(1)(2)	182,576	4,203	3.07%	184,877	4,967	3.59%
Loans(1)(2)(3)	293,935	12,025	5.45%	259,344	11,486	5.93%

Total interest-earning assets	$483,833	$16,244	4.48%	$459,077	$16,498	4.81%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$80,696	$105	0.17%	$72,796	$137	0.25%
Savings	102,932	78	0.10%	93,155	112	0.16%
Time	156,915	1,881	1.60%	161,791	2,270	1.88%

Total interest-bearing deposits	340,543	2,064	0.81%	327,742	2,519	1.03%
Other borrowings	44,730	963	2.88%	45,307	1,027	3.03%
Subordinated debt	5,155	76	1.94%	5,155	68	1.76%

Total interest-bearing liabilities	$390,428	$3,103	1.06%	$378,204	$3,614	1.28%

Net interest income		$13,141			$12,884

Net interest rate spread(4)			3.42%			3.53%

Net interest margin(5)			3.62%			3.76%

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $35,000 and $541,000 for 2012 and $37,000 and $528,000 for 2011, respectively.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $13.1 million at September 30, 2012 and $12.9 million at September 30, 2011. During the recent reporting period the net interest margin registered 3.62% at September 30, 2012 and 3.76% at September 30, 2011.

The decrease in interest income, on a fully taxable equivalent basis, of $254,000 is the product of a 33 basis point decrease in interest rates earned offset somewhat by a 5.4% year-over-year increase in average earning assets. The decrease in interest expense of $511,000 was a product of a 22 basis point decrease in rates paid and a 3.2% increase in interest-bearing liabilities. The net result was a 2.0% increase in net interest income on a fully taxable equivalent basis, and a 14 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $764,000, or 15.4%. The average invested balances in securities decreased by $2.3 million, or 1.2%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 52 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment.

On a fully taxable equivalent basis, income on loans increased by $539,000, or 4.7%, for the first nine months of 2012 compared to the same period in 2011. A $34.6 million increase in the average balance of the loan portfolio, or 13.3%, was accompanied by a 48 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other interest income decreased by $29,000, or 64.4%, from the same period a year ago. The average balance of interest earning deposits decreased by $7.5 million, or 50.7%. The yield decreased by 10 basis points during the first nine months of 2012 compared to 2011. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $7.9 million, or 10.9%, for the nine months ended September 30, 2012 compared to the same period of 2011, while average savings balances increased by $9.8 million, or 10.5%. Total interest paid on interest-bearing demand deposits and money market account was $105,000, a $32,000 decrease from last year. The average rate paid on these products decreased by 8 basis points. Total interest paid on savings accounts was $78,000, a $34,000 decrease from last year. The average rate paid on savings accounts decreased by 6 basis points. The average balance of time deposit products decreased by $4.9 million, or 3.0%, as the average rate paid decreased by 28 basis points, from 1.88% to 1.60%. Interest expense decreased on time deposits by $389,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $577,000 while the average rate paid on borrowings increased by 12 basis points. Management plans to pay down long term borrowings at their respective maturity dates in the future using current liquidity.

Impairment Analysis of Investment Securities

The Company owns 12 trust preferred securities totaling $14.4 million (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. The market for the 12 securities at September 30, 2012 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2012. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 10.04% to 23.27% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.50 per $1.00 of par value is representative of the fair value of the 12 trust preferred securities, with individual securities therein ranging from $0.15 to $0.75.

The Company considered all information available as of September 30, 2012 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in 2010 and 2011. The Company recognized no credit related impairment in the third

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

quarter and $171,000 in the first quarter of 2012 versus no credit related impairment in the third quarter of 2011 and $202,000 in the first quarter of 2011. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2012 or later.

During the current quarter, the Bank reduced its holdings in bank-collateralized trust preferred securities by soliciting bids from various brokerage firms. The issues sold were those which could be exited at or near recorded values as a group; 19 securities were sold for a net realized loss of $164,000. The remaining trust preferred securities, two collateralized by banks and nine by insurance companies, were excluded from sales efforts since they have exhibited little to no OTTI to date.

Analysis of Other Income, Other Expense and Federal Income Tax for the First Nine Months

During the first nine months of both 2011 and 2012, the amount charged to operations as a provision for loan loss was increased to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through the first nine months of 2012, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. The provision for loan loss was $900,000 and $872,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Total non-interest income, excluding investment gains and impairment losses, increased by $1.5 million. After impairment losses and gains on investment securities, non-interest income increased by $692,000 from the same period a year ago. The increase is due mainly to mortgage banking gains of $1.4 million, compared to $61,000 in 2011. The Company strategically began a wholesale mortgage unit in late 2011 utilizing the secondary market as an outlet.

As indicated in Note 8 to the Consolidated Financial Statements, the Company’s mortgage banking unit enters into various interest rate derivative contracts with the purpose of neutralizing the effect of interest rates on mortgage loan commitments. The gains and losses of all these activities are included in mortgage banking gains.

Fees for other customer services decreased by $98,000, or 6.0%, driven by customer activities. Loss on the sale of other real estate owned (OREO) was $71,000 at September 30, 2011, compared to a gain of $15,000 at September 30, 2012, resulting in an increase to income of $86,000. Other sources of non-recurring non-interest income increased by $110,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $813,000 from year ago levels. Gains were offset by impairment losses attributable to trust preferred securities primarily issued by bank holding companies. Losses of $171,000 were recognized in 2012 as compared to $202,000 in 2011. Settlement on General Motors Corporation bonds accounted for $334,000 of the gains in the first nine months of 2011 and $30,000 of the gains in the first nine months of 2012.

Total non-interest expenses in the first nine months were $11.4 million in 2012 compared to $10.0 million in 2011, an increase of $1.4 million, or 14.4%. Full time equivalent employment averaged 159 during the first nine months of 2012 and 150 in 2011. Salaries and benefits increased by $859,000, or 15.8%, from the similar period a year ago. This increase is due mainly to costs associated with the wholesale mortgage unit which was formed late in 2011.

Charges for insurance premiums paid to the FDIC decreased by $304,000. Deposits are insured by the FDIC up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The change in the basis used to calculate the assessment contributed in part to the decrease in expense in 2012. The assessment base changed to an asset-based calculation effective for the second quarter of 2011. Concurrently with the effects of the change in assessment base, the Company was also subject to higher insurance premiums in 2011 due to its informal agreement with regulatory agencies. As a result of its fulfillment of the terms of the agreement, FDIC insurance expense declined by 58.3% in 2012. The Company anticipates its FDIC insurance expense will remain consistent for the remaining quarters in 2012.

In late March 2012, the Company invested in a partnership for the purpose of acquiring tax credits, the investment in the partnership increased other non-interest expense by $444,000 as a result of partnership losses and impairment recognition. At the same time it generated a $483,000 tax credit in addition to the $151,000 tax benefit on the partnership loss. The net effect is a $190,000 increase to net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

All other expense categories increased by 11.0%, or $440,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. Much of the increase is due to start-up costs associated with the wholesale mortgage unit formed late in 2011.

The effective tax rate for the first nine months was 8.6% in 2012 and 23.2% in 2011, resulting in income tax expense of $317,000 and $979,000, respectively. As discussed above, a $634,000 tax benefit was generated from a historic tax credit structure.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	September 30, 2012		September 30, 2011
	Balance	%	Balance	%
Provision at statutory rate	$1,256	34.0	$1,436	34.0
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(98)	(2.6)	(99)	(2.3)
Tax effect of historic tax credit	(483)	(13.1)	—	—
Tax effect of other non-taxable income	(397)	(10.7)	(393)	(9.3)
Tax effect of non-deductible expense	39	1.0	35	0.8

Federal income taxes	$317	8.6	$979	23.2

The majority of non-taxable income consists of interest on obligations of states and political subdivisions.

Net income registered $3.4 million for the nine months ended September 30, 2012 and $3.2 million for the similar period of 2011, representing per share amounts of $0.75 in 2012 and $0.72 in 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Interest Income –Third quarter ended September 30, 2012 and 2011

	(Amounts in thousands)
	September 30, 2012			September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$9,729	$4	0.21%	$12,403	$10	0.32%
Investment securities(1)(2)	175,539	1,219	2.80%	188,967	1,590	3.39%
Loans(1)(2)(3)	306,987	4,108	5.33%	261,306	3,851	5.87%

Total interest-earning assets	$492,255	$5,331	4.33%	$462,676	$5,451	4.71%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$81,167	$39	0.19%	$72,882	$41	0.23%
Savings	105,579	27	0.10%	94,664	33	0.14%
Time	155,713	595	1.52%	163,819	740	1.79%

Total interest-bearing deposits	342,459	661	0.77%	331,365	814	0.98%
Other borrowings	47,771	326	2.71%	38,401	321	3.31%
Subordinated debt	5,155	25	1.91%	5,155	23	1.74%

Total interest-bearing liabilities	$395,385	$1,012	1.02%	$374,921	$1,158	1.23%

Net interest income		$4,319			$4,293

Net interest rate spread(4)			3.31%			3.48%

Net interest margin(5)			3.51%			3.72%

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $11,000 and $184,000 for 2012 and $14,000 and $162,000 for 2011, respectively.
(3)	Includes applicable loan origination and commitment fees, net of deferred origination cost amortization.
(4)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.3 million at September 30, 2012 and 2011, respectively. During the recent reporting period the net interest margin registered 3.51% at September 30, 2012 and 3.72% at September 30, 2011.

The decrease in interest income, on a fully taxable equivalent basis, of $120,000 is the product of a 38 basis point decrease in interest rates earned offset somewhat by a 6.4% year-over-year increase in average earning assets. The decrease in interest expense of $146,000 was a product of a 21 basis point decrease in rates paid and a 5.5% increase in interest-bearing liabilities. The net result was a 0.6% increase in net interest income on a fully taxable equivalent basis, and a 21 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $371,000, or 23.3%. The average invested balances in securities decreased by $13.4 million, or 7.1%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 59 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment.

On a fully taxable equivalent basis, income on loans increased by $257,000, or 6.7%, for the third quarter of 2012 compared to the same period in 2011. A $45.7 million increase in the average balance of the loan portfolio, or 17.5%, was accompanied by a 54 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward.

Other interest income decreased by $6,000, or 60.0%, from the same period a year ago. The average balance of interest earning deposits decreased by $2.7 million, or 21.6%. The yield decreased by 11 basis points during the third quarter of 2012 compared to 2011. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average interest-bearing demand deposits and money market accounts increased by $8.3 million, or 11.4%, while average savings balances increased by $10.9 million, or 11.5%. Total interest paid on interest-bearing demand deposits and money market account was $39,000, a $2,000 decrease from last year. The average rate paid on these products decreased by 4 basis points. Total interest paid on savings accounts was $27,000, a $6,000 decrease from last year. The average rate paid on savings accounts decreased by 4 basis points. The average balance of time deposit products decreased by $8.1 million, or 4.9%, as the average rate paid decreased by 27 basis points, from 1.79% to 1.52%. Interest expense decreased on time deposits by $145,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt increased by $9.4 million while the average rate paid on borrowings increased by 50 basis points. Management plans to pay down long term borrowings at their respective maturity dates in the future using current liquidity.

Analysis of Other Income, Other Expense and Federal Income Tax for the Third Quarter

Loan charge-offs during the quarter were $70,000 in 2012 compared to $144,000 in 2011, while the recovery of previously charged-off loans amounted to $49,000 during the quarter of 2012 compared to $25,000 in the same period of 2011. The Company’s provision for loan losses during the quarter of 2012 was $300,000 and $324,000 in the same quarter of 2011. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. The balance of the allowance for loan loss and provisions to the loan loss allowance are based on an assessment of both the risk of loss and the amount of loss on loans within the loan portfolio.

Total non-interest income, excluding investment gains and impairment losses, increased by $909,000 from the quarter ended September 2011 compared to the same quarter of 2012. After impairment losses and gains on investment securities, non-interest income increased by $842,000 from the same period a year ago. The increase is due to mortgage banking gains of $1.0 million compared to $25,000 in 2011, the strategic initiative for which was noted prior in this discussion. Fees for other customer services decreased by $74,000. Other sources of non-recurring non-interest income decreased by $9,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items. Gains on securities called and net gains on the sale of available for sale investment securities decreased by $67,000 from year ago levels.

Total non-interest expenses in the third quarter were $3.8 million in 2012 compared to $3.3 million in 2011, an increase of $557,000, or 16.9%. Salaries and benefits increased in the third quarter of 2012 by $373,000, or 20.3%, from the similar period a year ago. This increase is due mainly to costs associated with the wholesale mortgage unit which was formed late in 2011. Charges for insurance premiums paid to the FDIC decreased by $72,000 from the third quarter of 2011. All other expense categories increased by 19.6%, or $256,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The majority of the increase is due to increased costs associated with the wholesale mortgage unit.

Income before tax during the third quarter amounted to $1.7 million in 2012 compared to $1.4 million in 2011. The effective tax rate for the third quarter was 25.0% in 2012 and 23.2% in 2011, resulting in income tax expense of $422,000 and $318,000, respectively. Third quarter net income was $1.3 million in 2012 compared $1.1 million in 2011. Income per share for the third quarter was $0.28 in 2012 and $0.24 in 2011.

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

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2009 and the Insured Cash Sweep (ICS) program in 2011. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At September 30, 2012, the Bank did not have any deposits in either program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits can be from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At September 30, 2012, the Bank had approximately $5.7 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $0.6 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $25.8 million cash management line, of which nothing has been dispersed, subject to posting additional collateral. The Bank has access to approximately 10% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At September 30, 2012, there was a $3.2 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of September 30, 2012. Unpledged securities of $58.2 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit.

CSB obtains its funding through the Bank. The Bank occasionally utilizes short term borrowings under its FHLB cash management line to fund the needs of CSB. Upon establishing an inventory of loans held for sale, such loans may be used as additional collateral for FHLB borrowings.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

capitalized after the dividend payment. Such amount as of September 30, 2012 is $11.0 million. The Company has cash of $273,000 at September 30, 2012 available to meet cash needs. It also holds a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses.

In May 2012, the Bank closed its North Bloomfield branch to consolidate it with the Bristol branch approximately five miles away. To date, losses of deposits or customers did not have a material effect on liquidity or consolidated deposit totals.

Cash and cash equivalents increased from $16.8 million in September 2011 to $40.8 million in September 2012.

The following table details the cash flows from operating activities for the nine months ended:

	(Amounts in thousands)
	September 30,
	2012	2011
Net income	$3,377	$3,244
Adjustments to reconcile net income to net cash flows (deficit) from operating activities:
Depreciation, amortization and accretion	2,241	1,706
Provision for loan loss	900	872
Investment securities gains	(60)	(873)
Impairment losses	171	202
Other real estate (gains) losses	(15)	71
Originations of mortgage banking loans held for sale	(140,868)	(2,840)
Proceeds from the sale of mortgage banking loans	127,253	2,948
Net mortgage banking income	(1,437)	(61)
Proceeds from IRS tax refund	—	1,400
Changes in:
Deferred tax	2,869	(357)
Prepaid FDIC assessment	200	500
Bank-owned life insurance	(289)	(351)
Federal income tax receivable	(3,287)	—
Other assets and liabilities	(460)	130

Net cash (deficit) flows from operating activities	$(9,405)	$6,591

Key variations stem from: 1) Amortization on investments measured $1.8 million at September 30, 2012 compared to $1.3 million at September 30, 2011, reflecting more securities purchased at a premium in this low rate environment. 2) Gains were recognized on the sale, call or maturity of investments of $873,000 in 2011 compared to $60,000 in the same period of 2012 and 3) Loans held for sale increased by $15.1 million due to increased activity of the mortgage banking company. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2012 and 2011.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Consolidated Statements of Comprehensive Income.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company has provided the necessary disclosure in the Consolidated Statements of Comprehensive Income.

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at September 30, 2012 and December 31, 2011. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (lower) than the rates in effect at September 30, 2012. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During the previous twelve months, the Federal Reserve kept its target rate for overnight federal funds constant. At September 30, 2012, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 155 from the positive 187 basis points that existed at December 31, 2011, indicating that the yield curve had become less steeply upward sloping. At September 30, 2012, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $16.0 million for the twelve month period ending September 30, 2013.

	(Amounts in thousands)
	Net Interest Income		$ Change		% Change
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Change in Interest Rates:
Graduated increase of +300 basis points	$17,760	$17,380	$1,803	$1,659	11.3%	10.6%
Short-term rates unchanged (base case)	15,957	15,721	—	—	—	—
Graduated decrease of -300 basis points	13,451	13,316	(2,506)	(2,405)	(15.7)%	(15.3)%

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

Item 1A. Risk Factors

Like all financial companies, the Company’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors could materially impact our business and future results of operations.

Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally.

Beginning in the latter half of 2007, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although some improvements in the U.S. economy have occurred, housing prices are still depressed and continue to decline in some markets and unemployment remains high compared to levels prior to the recession. Debt concerns in Europe have added to volatility in the capital markets and concerns over whether such improvements in the U.S. economy will continue.

In addition to the increases in delinquencies and foreclosures on existing loans and the reductions in the value of collateral, the slowing of business activity and the high unemployment rates have had an adverse effect on loan demand from both businesses and consumers. A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers. As a result, we may experience increased foreclosures, delinquencies and customer bankruptcies, as well as decreased loan demand.

The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition and results of operations.

The Federal Reserve Board, Congress, the Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector. The long-term effect of actions already taken as well as new legislation is unknown. Continued or renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect our ability to attract and retain new customers.

Further, legislation has been proposed that would reduce the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral. There can be no assurance that future legislation will not significantly impact our ability to collect on our current loans or foreclose on collateral.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This law is significantly changing the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the law and the effects they will have on our company will not be known for years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

PART II - OTHER INFORMATION

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•

the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded to include liabilities other than just deposits; and

•

new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

New regulations pertaining to debit card fees were enacted by the Federal Reserve in October 2011. The new rules cap debit interchange fees for banks with more than $10 billion in assets. Although there is no cap for smaller banks, including the Bank, it is still unclear what other market changes may impact debit card fees as the debit cards with higher fees become less competitive, and larger banks take steps to recover income lost due to the caps on their debit card interchange fees.

In addition, the FDIC has issued guidance prescribing the order in which Banks may process customer debit items and imposing limits on the overdraft fees banks may charge. Currently, these limits only apply to banks governed by the FDIC but may eventually impact all banks. These limitations could negatively impact the Company’s earnings.

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act will have on us and the rest of our industry, it is possible that our non-interest income could decrease, both our interest expense and our non-interest expense could increase, deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. We expect that our operating and compliance costs will increase and could adversely affect our financial condition and results of operations.

Adverse changes in the financial markets may adversely impact our results of operations.

The global financial markets have experienced increased volatility and an overall loss of investor confidence in recent years. While we generally invest in securities issued by U.S. government agencies and sponsored entities and U.S. state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

Over the last few years, structured investments, like our collateralized debt obligations, have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles. These conditions have resulted in our recognizing impairment charges on certain investment securities during 2010 and 2009. Given recent market conditions and changing economic factors, we may be required to recognize additional impairment changes on securities held in our investment portfolio in the future.

PART II - OTHER INFORMATION

We may not be able to access capital when needed.

We are required by regulatory authorities to maintain specified levels of capital. Should we experience significant loan losses, we may need additional capital. In addition, we may elect to raise additional capital to support our business, to finance acquisitions, if any, or for other purposes. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control. There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us. If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This “systemic risk” may adversely affect our business.

Changes in national and local economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline and as loans and deposits decline.

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of September 30, 2012, 80% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction, installment and agricultural loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that does not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

Changes in interest rates could adversely affect our financial condition and results of operations.

Our results of operations depend substantially on our net interest income, which is the difference between (i) the interest earned on loans, securities and other interest-earning assets and (ii) the interest paid on deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and borrowings. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

Increases in interest rates also can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. We originate loans for sale and for our portfolio. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in non-performing assets and a reduction of income recognized.

PART II - OTHER INFORMATION

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

During the last few years, there have been higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits) for 2009 and 2010. Additional changes were also made to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent, and the unlimited coverage of non-interest bearing transactions accounts has been extended until December 31, 2012.

On May 22, 2009, the FDIC adopted a rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The three-year prepayment was $3 million for us, of which $1.7 million has been expensed through September 30, 2012.

On February 7, 2011, the FDIC issued final regulations, effective April 1, 2011, as required by the Dodd-Frank Act to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment for larger institutions and the assessment rate schedules. These changes have reduced the Bank’s FDIC premiums due to a lower assessment rate.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures, we may be required to pay higher FDIC premiums. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” in this report.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with GAAP and present fairly, in

PART II - OTHER INFORMATION

all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.

Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions could have a material adverse impact on our financial condition and results of operations. In addition, federal and state regulators periodically review our allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease our pretax and net income.

If we foreclose on collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.

We may have to foreclose on collateral property to protect our investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) supply of and demand for rental units or properties; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating a real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment, or we may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect our ability to generate revenues, resulting in reduced levels of profitability.

Environmental liability associated with commercial lending could have a material adverse effect on our business, financial condition and results of operations.

In the course of our business, we may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, we could be required to remove the substances from and remediate the properties at our cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our financial condition and results of operation.

The loss of key members of our senior management team could adversely affect our business.

We believe that our success depends largely on the efforts and abilities of our senior management. Their experience and industry contacts significantly benefit us. In addition, our success depends in part upon senior management’s ability to implement our business strategy. The competition for qualified personnel in the financial services industry is intense, and the loss of services of any of our senior executive officers or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel.

Loss of key employees may disrupt relationships with certain customers.

Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with our key producers is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

PART II - OTHER INFORMATION

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

In our market area, we encounter significant competition from other banks, savings and loan associations, credit unions, mortgage banking firms, securities brokerage firms, asset management firms and insurance companies. The increasingly competitive environment is a result primarily of changes in regulation and the accelerating pace of consolidation among financial service providers. The Company is smaller than many of our competitors. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide.

Our ability to pay cash dividends is limited.

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by us and our subsidiaries is subject to certain regulatory restrictions. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that our dividend policy or size of dividend distribution will continue in the future.

The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. One of the most critical estimates is the level of the allowance of loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the provided allowance.

Material breaches in security of our systems may have a significant effect on our business.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also have implemented security controls to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

Trading in our common shares is very limited, which may adversely affect the time and the price at which you can sell your Company common shares.

Although the common shares of the Company are quoted on the OTC Market, trading in the Company’s common shares is not active, and the spread between the bid and the asked price is often wide. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which you may be able to sell your common shares may be significantly lower than the price at which you could buy the Company’s common shares at that time.

Our organizational documents may have the effect of discouraging a third party from acquiring us.

Our articles of incorporation and code of regulations contain provisions, including a staggered board of directors and a supermajority vote requirement, that make it more difficult for a third party to gain control or acquire us without the consent of the board of directors. These provisions could also discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions.

PART II - OTHER INFORMATION

Future expansion may adversely affect our financial condition and results of operations.

We may acquire other financial institutions or parts of institutions in the future and may open new branches. We also may consider and enter into new lines of business or offer new products or services. Expansions of our business involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions;

•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions;

•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;

•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	entry into unfamiliar markets;

•	the introduction of new products and services into our existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

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

PART II - OTHER INFORMATION

The Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in the above risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are required to be disclosed by applicable securities laws or regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Company’s Common Stock - There were no repurchases of shares of the Company’s common stock during the three months ended September 30, 2012.

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosures - Not applicable

Item 5. Other Information - Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form		Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only.
	This restated document has not been filed with the State of Ohio.	10-K	(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:
	For the Bancorp	10-K	(1)	3.2	03/16/06
	For Cortland Savings and Banking	10-K		3.2	03/15/07

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	10-Q		4.2	11/13/12	X

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K	(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K		10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K		10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K		10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K		10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K		10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K		10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K		10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	(1)	10.12	03/16/06
	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K		10.12	03/15/07
	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K		10.12	03/17/08

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 27, 2012	10-K	10.17	03/29/12

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 27, 2012	10-K	10.19	03/29/12

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS (continued)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

10.30	Reserved

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012	8-K	10.31.1	10/03/12

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12

*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012	8-K	10.34	10/03/12

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101	The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)**

(1)	Film number 06691632

CORTLAND BANCORP AND SUBSIDIARIES

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: November 13, 2012
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: November 13, 2012
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial Officer)