Form 10-K
period 2012-12-31
CORTLAND BANCORP INC
filed 2013-03-29
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted an posted pursuant to Rule405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Based upon the closing price of the registrant’s common stock on June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $42,191,029. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

The number of shares outstanding of the issuer’s classes of common stock as of March 22, 2013: 4,728,268 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 28, 2013 are incorporated by reference into Part III.

Form 10-K for the Year Ended December 31, 2012

Form 10-K Page
PART I
Item 1. Business	1-10
Statistical disclosure pursuant to Guide 3
I. Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
A. Average balance sheets	21
B. Interest income/expense and resulting yield or rate on average interest-earning assets (including non-accrual loans) and interest-bearing liabilities	21
C. Rate/volume variances	33
II. Investment portfolio
A. Year-end balances	42
B. Maturity schedule and weighted average yield	43
C. Aggregate carrying value of securities that exceed ten percent of shareholders’ equity	N/A
III. Loan portfolio
A. Year-end balances	38
B. Maturities and sensitivities to changes in interest rates	38-39
C. Risk elements
Nonaccrual, past due and renegotiated loans	28
Actual and pro forma interest on certain loans	27,75
Nonaccrual policy	59-60
Potential problem loans	75
Foreign outstandings	N/A
Loan concentrations	40
D. Other interest-bearing assets	27
IV. Summary of loan loss experience
A. Analysis of the allowance for loan losses	37
Factors influencing management’s judgment concerning the adequacy of the allowance and provision	36-38
B. Allocation of the allowance for loan losses	38
V. Deposits
A. Average balances and rates	21
B. Maturity schedule of domestic time deposits with balances of $100,000 or more	76
VI. Return on equity and assets	20
VII. Short-term borrowings	77-78
Item 1A. Risk Factors	10-17
Item 1B. Unresolved Staff Comments	17
Item 2. Properties	17
Item 3. Legal Proceedings	18
Item 4. Mine Safety Disclosures	18

i

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

The Bank is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve). As of December 31, 2012, the Bank was rated “satisfactory” for Community Reinvestment Act (CRA) purposes, and remained well capitalized.

As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (BHC Act), and its subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board. The BHC Act provides generally for “umbrella” regulation of financial holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

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

Business is conducted at a total of thirteen offices, seven of which are located in Trumbull County, Ohio. Two offices are located in the communities of Windham and Mantua in Portage County, Ohio. One office is located in the community of Williamsfield, Ashtabula County, Ohio; two are located in the communities of Boardman and North Lima in Mahoning County, Ohio and one in Middlefield in Geauga County, Ohio.

The Bank’s main administrative and banking office is located at 194 West Main Street, Cortland, Ohio. The Hubbard, Niles Park Plaza, Boardman and Middlefield offices are leased, while all of the other offices are owned by Cortland Banks.

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

The Bank provides brokerage and investment services through an arrangement with Investment Professionals, Inc. Under this arrangement, financial advisors can offer customers an extensive range of investment products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations. Through Investment Professionals, Inc., the Bank also offers asset management services to customers.

CSB MORTGAGE COMPANY, INC.

CSB Mortgage Company, Inc. (CSB) was formed as an Ohio corporation in December 2011. It is a wholly-owned subsidiary of Cortland Banks and functions as the originator of wholesale mortgage loans and the seller of company-wide mortgage loans in the secondary mortgage market. Its operations are just an extension of the mortgage activities currently conducted by the Bank, but capturing the out-of-market portion for compliance purposes. The operations of the newly-formed subsidiary are conducted at the Bank’s main office at 194 West Main Street, Cortland, Ohio.

COMPETITION

The Bank actively competes with state and national banks located in Northeastern Ohio and Western Pennsylvania. It also competes for deposits, loans and other service business with a large number of other financial institutions, such as savings and loan associations, credit unions, insurance companies, consumer finance companies and commercial finance companies. Also, money market mutual funds, brokerage houses and similar institutions provide in a relatively unregulated environment many of the financial services offered by banks. In the opinion of management, the principal methods of competition are the rates of interest charged on loans, the rates of interest paid on deposit funds, the fees charged for services, and the convenience, availability, timeliness and quality of the customer services offered.

EMPLOYEES

As of December 31, 2012, the Company, through the Bank, employed 158 full-time and 21 part-time employees. The Company provides its employees with a full range of benefit plans and considers its relations with its employees to be satisfactory.

GENERAL LENDING POLICY

The Bank has obligations to the communities that it serves. The Bank’s lending policy is designed to provide a framework which will meet the credit needs and interests of the community and the Bank.

It is the Bank’s objective to make loans to credit-worthy customers which benefit their interests. The loans made by the Bank are subject to the guidelines established in the loan policy that is approved by the Bank’s Board of Directors.

The Bank has community banks in five Ohio counties: Trumbull, Portage, Ashtabula, Mahoning and Geauga. There are times when the Bank will go beyond its lending territory to accommodate people who have been customers of the Bank and have moved out of the lending area. There are also times when excess funds are available and it is profitable to participate in loans with other banks or to participate in large projects for community development. Through its mortgage banking subsidiary, the Bank will originate loans outside of its footprint, but strictly for sale in the secondary market.

Each lending relationship is reviewed and graded in 6 categories, which are (1) ability to pay, (2) financial condition, (3) management ability, (4) collateral and guarantors, (5) loan structure, and (6) industry and economic.

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

The Company is a financial holding company and a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, the Company is subject to regulation, supervision, and examination by the Federal Reserve, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. The Bank is subject to regulation and supervision by the Ohio Division. As a member bank of the Federal Reserve, the Bank is also subject to regulation and supervision by the Federal Reserve. The Bank is examined periodically by the Federal Reserve and by the Ohio Division to test compliance with various regulatory requirements. If as a result of examination the Federal Reserve or the Ohio Division determines that a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory, or that the bank or its management is in violation of any law or regulation, the bank regulatory agencies may take a number of remedial actions. Bank regulatory agencies make regular use of their authority to take formal and informal supervisory actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses and for violations of any law, rule, or regulation, or any condition imposed in writing by the appropriate Federal banking regulatory authority. Potential supervisory and enforcement actions include appointment of a conservator or receiver, issuance of a cease-and-desist order that could be judicially enforced, termination of a bank’s deposit insurance, imposition of civil money penalties, issuance of directives to increase capital, entry into formal or informal agreements, including memoranda of understanding, issuance of removal and prohibition orders against institution- affiliated parties, and enforcement of these actions through injunctions or restraining orders.

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

Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve to acquire ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares); acquire all or substantially all of the assets of another bank; or merge or consolidate with another bank holding company.

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

The Bank Holding Company Act, the Change in Bank Control Act, and the Federal Reserve Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company. If the holding company has securities registered under section 12 of the Securities Exchange Act of 1934, as the Company does, or if no other person owns a greater percentage of the class of voting securities, control is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities. Guidance issued by the Federal Reserve in September 2008 states that generally the Federal Reserve will be able to conclude that an investor does not have a controlling influence over a bank or bank holding company if the investor does not own more than 15% of the voting power and 33% of the total equity of the bank or bank holding company, including nonvoting equity securities. The investor may, however, be required to make passivity commitments to the Federal Reserve, promising to refrain from taking various actions that might constitute exercise of a controlling influence. Under prior Federal Reserve guidance, a board seat was generally not permitted for an investment of 10% or more of the equity or voting power without a determination that the investor was in control of the bank holding company. But, under the September 2008 guidance, the Federal Reserve may permit a non-controlling investor to have a board seat.

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

Nonbanking activities. With some exceptions, the Bank Holding Company Act has for many years prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. In its determination about whether a particular activity is closely related to the business of banking, the Federal Reserve considers whether the performance of the activities by a bank holding company can be expected to produce benefits to the public – such as greater convenience, increased competition, or gains in efficiency in resources – that will outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. Some of the activities determined by Federal Reserve regulation to be closely related to the business of banking are: making or servicing loans or leases; engaging in insurance and discount brokerage activities; owning thrift institutions; performing data processing services; acting as a fiduciary or investment or financial advisor; and making investments in corporations or projects designed primarily to promote community welfare. Under Bank Holding Company Act section 5(e), the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the Federal Reserve determines that the activity or control constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank.

Capital. Risk-based capital requirements. Capital hedges risk, absorbing losses that can, as well as losses that cannot, be predicted. According to the Federal Financial Institutions Examination Council’s explanation of the capital component of the Uniform Financial Institutions Rating System, commonly known as the “CAMELS” rating system, a rating system employed by the Federal bank regulatory agencies, a financial institution must “maintain capital commensurate with the nature and extent of risks to the institution and the ability of management to identify, measure, monitor, and control these risks. The effect of credit, market, and other risks on the institution’s financial condition should be considered when evaluating the adequacy of capital.” The minimum ratio of total capital to risk-weighted assets is 8.0%, of which at least 4.0% must consist of Tier 1 capital. The minimum Tier 1 leverage ratio – Tier 1 capital to average assets – is 3.0% for the highest rated institutions and at least 4.0% for all others. These ratios are absolute minimums. In practice, banks are expected to operate with more than the absolute minimum capital. The Federal Reserve may establish greater minimum capital requirements for specific institutions. Failure to satisfy capital guidelines could subject a banking institution to a variety of enforcement actions by Federal bank regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of brokered deposits. A bank that does not achieve and maintain the required capital levels may be issued a capital directive to ensure the maintenance of required capital levels.

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

Prompt corrective action. Every institution is classified into one of five categories, depending on the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, leverage ratio, and subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Capital ratios as of December 31, 2012 are as follows:

	(Amounts in thousands)
	Cortland Bancorp		The Cortland Savings & Banking Company
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Actual	$57,905	14.10%	$55,271	13.55%
For capital adequacy purposes	32,862	8.00%	32,630	8.00%
To be well capitalized	41,077	10.00%	40,787	10.00%
Tier 1 capital to risk-weighted assets
Actual	53,996	13.15%	45,362	11.12%
For capital adequacy purposes	16,431	4.00%	16,315	4.00%
To be well capitalized	24,646	6.00%	24,472	6.00%
Tier 1 leverage capital
Actual	53,996	9.63%	45,362	8.14%
For capital adequacy purposes	21,102	4.00%	20,985	4.00%
To be well capitalized	26,377	5.00%	26,231	5.00%

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

The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking Supervision (the Basel Committee). In December 2010 and January 2011, the Basel Committee released a new framework, referred to as Basel III. During the second quarter of 2012, the federal bank regulatory agencies jointly issued notices of proposed rulemaking (NPRs) that would revise and replace the agencies’ current capital rules. The NPRs would result in higher risk-based and leverage capital requirements, to be phased in over several years. The regulators are still considering the NPRs. The final regulations ultimately applicable to the Company and the Bank may be substantially different from those proposed. The banking regulators are considering the extent to which they will apply the Basel III principles to smaller financial institutions, such as the Company and the Bank.

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

Loans to insiders. The authority of the Bank to extend credit to insiders –meaning executive officers, directors, and greater than 10% shareholders – or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. These laws require that insider loans be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require that specified approval procedures be adhered to. Loans to an individual insider may not exceed the Federal legal limit on loans to any one borrower, which in general terms is 15% of capital but can be higher in some circumstances. And the aggregate of all loans to all insiders may not exceed the bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any interested director not participating in the voting. Loans to executive officers are subject to special limitations. Executive officers may borrow in unlimited amounts to finance their children’s education or to finance the purchase or improvement of their residence, but they may borrow no more than $100,000 for most other purposes. Loans to executive officers exceeding $100,000 may be allowed if the loan is fully secured by government securities or a segregated deposit account. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order, or other regulatory sanctions.

Loans to one borrower. Under Ohio law, the total loans and extensions of credit by an Ohio-chartered bank to a person outstanding at any time generally may not exceed 15% of the bank’s unimpaired capital, plus 10% of unimpaired capital for loans and extensions of credit fully secured by readily marketable collateral.

Dividends and Distributions. Shareholders of an Ohio corporation are entitled to dividends when, as, and if declared by the corporation’s board of directors. This principle of Ohio Corporate Law applies both to the Company and the Bank. Future dividends will be payable at the discretion of the board of directors and will depend on earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the board of directors may deem relevant. A 1985 policy statement of the Federal Reserve declared that a bank holding company should not pay cash dividends on common stock unless the organization’s net income for the past year is sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. A bank holding company also must serve as a source of strength to its subsidiary banks, which could mean capital must be retained for further investments in subsidiary banks rather than being paid as dividends to stockholders.

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

In addition to numerous provisions that affect the business of banks and bank holding companies, the Dodd-Frank Act includes a number of provisions affecting corporate governance and executive compensation. The corporate governance and compensation provisions include: (1) a requirement that public companies solicit a Say-on-Pay vote, a Say-on-Frequency vote and, in the event of a merger or other extraordinary transaction, a Say-on-Golden Parachute vote; (2) requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants; (3) provisions calling for the SEC to adopt expanded disclosure requirements for the annual proxy statement and other filings, particularly in the area of executive compensation; and (4) provisions that will require the adoption or revision of certain other policies, such as compensation recovery policies providing for the recovery of executive compensation in the event of a financial restatement. The SEC and the stock exchanges are working to adopt a number of new rules and standards in order to implement the requirements of the Dodd-Frank Act discussed above. On January 25, 2011, the SEC adopted rules for implementing Say-on-Pay and the related advisory vote on the frequency of Say-on-Pay votes. The new rules and amendments to existing rules became effective on April 4, 2011, except that the Say-on-Golden Parachute requirements became effective for filings made on or after April 25, 2011, for all issuers. The new guidelines adopted under the Dodd-Frank Act could impose additional compliance burdens beyond those already imposed by the Federal bank regulatory agency guidelines.

Consumer protection laws and regulations. Banks are subject to regular examination to ensure compliance with Federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations, some of which are discussed below. Potential penalties under these laws include, but are not limited to, fines.

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (the CRA) and implementing regulations of the Federal banking agencies, a financial institution has a continuing and affirmative obligation – consistent with safe and sound operation – to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods. But the CRA does not establish specific lending requirements nor does the CRA limit an institution’s discretion to develop the types of products and services the institution believes are best suited to the community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve, and Substantial Noncompliance. Although CRA examinations occur regularly, CRA performance evaluations are used principally in the evaluation of regulatory applications submitted by an institution. Federal bank regulatory agencies consider CRA performance evaluations when they evaluate applications for such things as mergers, acquisitions, and applications to open branches. The Bank’s CRA performance rating is “satisfactory,” according to the evaluation dated October 17, 2011.

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

Privacy. Under the Gramm-Leach-Bliley Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 includes many provisions concerning national credit reporting standards and permits consumers to opt out of information-sharing for marketing purposes among affiliated

Predatory lending. What is commonly referred to as predatory lending typically involves one or more of the following elements – making unaffordable loans based on a borrower’s assets rather than the borrower’s ability to repay an obligation, —inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping, and— engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

The Home Ownership and Equity Protection Act of 1994 and implementing regulations adopted by the Federal Reserve require specified disclosures and extend additional protection to borrowers in closed-end consumer credit transactions, such as home repairs or renovation, that are secured by a mortgage on the borrower’s primary residence. The disclosures and protections are applicable to “high cost” transactions with any of the following features –-interest rates for first lien mortgage loans more than eight percentage points above the yield on U.S. Treasury securities having a comparable maturity, -interest rates for subordinate lien mortgage loans more than 10 percentage points above the yield on U.S. Treasury securities having a comparable maturity, or -total points and fees paid in the credit transaction exceed the greater of either 8% of the loan amount or a specified dollar amount that is inflation-adjusted each year.

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

Negative developments in the capital markets in recent years resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although some improvements in the U.S. economy have occurred, housing prices are still depressed and continue to decline in some markets and unemployment remains high compared to levels prior to the recession. Debt concerns in Europe have added to volatility in the capital markets and concerns over whether such improvements in the U.S. economy will continue. Moreover, the economy could be severely negatively affected by the failure of the United States Congress to raise the federal government’s debt ceiling in time to avoid a default or agree on budget matters.

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

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act created a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded to include liabilities other than just deposits; and

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

In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect our loan sales.

Adverse changes in the financial markets may adversely impact our results of operations.

The global financial markets have experienced increased volatility in recent years. While we generally invest in securities issued by U.S. government agencies and sponsored entities and U.S. state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

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

We may be compelled to seek additional capital in the future but may not be able to access capital when needed.

Federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating inclusion of certain instruments from the calculation of capital. The final form of such regulations and their impact on companies is unknown at this time but may require us to raise additional capital. We are required by regulatory authorities to maintain specified levels of capital. Should we experience significant loan losses, we may need additional capital. In addition, we may elect to raise additional capital to support our business, to finance acquisitions, if any, or for other purposes. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control. There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us. If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse effect on us. As of December 31, 2012, 81% of our loan portfolio consisted of commercial, commercial real estate, real estate construction and installment, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that does not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

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

The Emergency Economic Stabilization Act of 2008 (the EESA) instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent, and the unlimited coverage of non-interest bearing transactions accounts had been extended until December 31, 2012. This unlimited coverage was not extended.

The FDIC also adopted a rule that imposed a special assessment for the second quarter of 2009 and adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. An institution’s assessment for 2011 and 2012 was increased by 3 basis points.

Effective April 1, 2011, the assessment base was changed from total domestic deposits to average total assets minus average tangible equity. The new regulations also changed the assessment for larger institutions and the assessment rate schedules.

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

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” in this report.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.

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

Material breaches in security of our systems or those of third-party service providers may have a significant effect on our business.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also have implemented security controls to prevent unauthorized access to the computer systems and requires its third-party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

The Bank’s necessary dependence upon automated systems to record and process the bank’s transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. The company’s subsidiary bank may also be subject to disruptions of the operating system arising from events that are beyond the bank’s control (for example, computer viruses, cyber attacks preventing customer access or electrical or telecommunications outages). The Bank is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as the Bank). These disruptions may interfere with service to the Bank’s customers and result in a financial loss or liability.

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

Changes in tax laws could adversely affect our performance.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

The effect of changes to the healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

We offer healthcare coverage to our eligible employees with part of the cost subsidized by the Company. With recent changes to the healthcare laws in the United States becoming effective in 2014, more of our employees may choose to participate in our health insurance plans, which could increase our costs for such coverage and material adversely impact our costs of operations.

The expiration of unlimited FDIC insurance coverage of non-interest bearing transaction accounts effective December 31, 2012, may have an adverse effect on our liquidity and cost of funds.

The Dodd-Frank Act provided for unlimited FDIC insurance coverage of non-interest bearing transaction accounts through December 31, 2012. The end of such insurance may cause us to lose certain large deposits or may result in our needing to pledge additional securities to secure public funds deposits, which could have a material adverse effect on our liquidity. In order to ensure adequate liquidity, we may need to raise rates we pay on deposits, resulting in a decrease in profitability.

Item 1B.	Unresolved Staff Comments — Not applicable to the Company because it is a smaller reporting company.

Item 2.	Properties

The Company owns no property. Its operations are conducted at 194 West Main Street, Cortland, Ohio.

The Bank’s business is conducted at a total of thirteen offices, including:

BOARDMAN Victor Hills Plaza 6538 South Avenue Boardman, Ohio 44512 330-629-9151	HUBBARD 890 West Liberty Street Hubbard, Ohio 44425 330-534-2265	VIENNA 4434 Warren-Sharon Road Vienna, Ohio 44473 330-394-1438

BRISTOL 6090 State Route 45 Bristolville, Ohio 44402 330-889-3062	MANTUA 11661 State Route 44 Mantua, Ohio 44255 330-274-3111	WARREN 2935 Elm Road Warren, Ohio 44483 330-372-1520

BROOKFIELD 7202 Warren-Sharon Road Brookfield, Ohio 44403 330-448-6814	MIDDLEFIELD 15561 West High Street Middlefield, Ohio 44062 440-632-0099	WILLIAMSFIELD 5917 U.S. Route 322 Williamsfield, Ohio 44093 440-293-7502

CORTLAND 194 West Main Street Cortland, Ohio 44410 330-637-8040	NILES PARK PLAZA 815 Youngstown-Warren Road Suite 1 Niles, Ohio 44446 330-652-8700	WINDHAM 8950 Maple Grove Road Windham, Ohio 44288 330-326-2340

NORTH LIMA 9001 Market Street North Lima, Ohio 44452 330-758-5884

The Bank’s main and administrative office is located at 194 West Main Street, Cortland, Ohio. The Hubbard, Niles Park Plaza, Boardman and Middlefield offices are leased, while all of the other offices are owned by Cortland Banks.

Item 3.	Legal Proceedings

The Bank is involved from time to time in legal actions arising in the ordinary course of the Bank’s business. In the opinion of management, the outcomes from such legal proceedings, either individually or in the aggregate, are not expected to have any material effect on the Company.

Item 4.	Mine Safety Disclosures – Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities

The following is information regarding market information, holders and dividends.

The Company files quarterly reports on Form 10-Q, an annual report on Form 10-K, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements, with the SEC pursuant to section 13(a) or (15)d of the Exchange Act. In 2013, the Company’s quarterly reports will be filed within 45 days of the end of each quarter, and the Company’s annual report will be filed within 90 days of the end of the year. Any person may access these reports and statements free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, by visiting our web site at www.cortland-banks.com or by writing to:

Deborah L. Eazor

Cortland Bancorp

194 West Main Street

Cortland, Ohio 44410

The SEC also maintains a website at www.sec.gov where our filings and other information may be obtained free of charge.

The Company’s common shares trade on the OTC Market under the symbol CLDB. The following brokerage firm is known to be relatively active in trading the Company’s common shares:

Boenning & Scattergood

9916 Brewster Lane

Powell, OH 43065

Telephone: 866-326-8113

The following table shows the prices at which the common shares of the Company have actually been purchased and sold in market transactions and the dividends declared during the periods indicated. The range of market prices is compiled from data available through Yahoo Finance, Historical Prices. As of March 22, 2013, the Company has approximately 1,526 shareholders of record.

				Cash Dividends
	Price Per Share			Declared
	High	Low	Close	Per Share
2012
Fourth Quarter	$10.49	$9.60	$9.70	$0.03
Third Quarter	10.25	9.40	9.65	—
Second Quarter	10.01	7.95	10.00	—
First Quarter	8.25	6.60	7.95	—
2011
Fourth Quarter	$7.60	$6.50	$6.80	$—
Third Quarter	7.55	7.01	7.36	—
Second Quarter	7.90	5.91	7.15	—
First Quarter	6.25	5.30	6.00	—
2010
Fourth Quarter	$5.65	$5.01	$5.30	$—
Third Quarter	5.25	4.55	5.11	—
Second Quarter	6.35	4.51	4.80	—
First Quarter	6.12	4.10	5.00	—

For current share prices, please access our website at www.cortland-banks.com.

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2013 is $7.1 million plus 2013 profits retained up to the date of the dividend declaration.

For the convenience of shareholders, the Company has established a plan whereby shareholders may have their dividends automatically reinvested in the common shares of the Company. Participation in the plan is completely voluntary and shareholders may withdraw at any time.

Shareholder and General Inquiries	Transfer Agent
Cortland Bancorp 194 West Main Street Cortland, Ohio 44410 (330) 637-8040 Attention: Deborah L. Eazor Vice President DLEazor@cortland-banks.com	IST Shareholder Services 433 S. Carlton Avenue Wheaton, Illinois 60187 (630) 480-0393

Please contact our transfer agent directly for assistance in changing your address, elimination of duplicate mailings, transferring shares or replacing lost, stolen or destroyed share certificates. Other questions regarding your status as a shareholder of the Company may be addressed to the Company at the address above.

The Company did not repurchase any of its common shares during 2012, 2011 and 2010.

Item 6.	Selected Financial Data

(In thousands of dollars, except for ratios and per share amounts)
	Years Ended December 31,
	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS
Total interest income	$21,015	$21,110	$21,872	$23,623	$27,559
Total interest expense	4,071	4,732	6,367	9,234	12,177

Net interest income (NII)	16,944	16,378	15,505	14,389	15,382
Provision for loan losses	3,020	1,196	505	427	1,785

NII after loss provision	13,924	15,182	15,000	13,962	13,597
Security (losses) gains including impairment losses	(157)	680	(1,694)	(14,070)	(1,112)
Mortgage banking gains	1,772	162	236	265	30
Other income	2,704	2,716	2,791	3,001	2,941

Total non-interest income	4,319	3,558	1,333	(10,804)	1,859
Total non-interest expenses	15,488	13,475	12,441	13,648	12,815

Income (loss) before (benefit) tax expense	2,755	5,265	3,892	(10,490)	2,641
Federal income tax (benefit) expense	(158)	1,193	621	(4,155)	288

Net Income (loss)	$2,913	$4,072	$3,271	$(6,335)	$2,353

PER COMMON SHARE DATA (1)
Net income (loss), both basic and diluted	$0.64	$0.90	$0.72	$(1.40)	$0.52
Cash dividends declared per share	0.03	—	—	—	0.86
Book value	10.93	10.10	9.25	8.16	8.01
BALANCE SHEET DATA
Assets	$582,240	$519,830	$500,273	$497,299	$493,365
Investments	184,646	185,916	188,458	171,924	191,754
Loans held for sale	24,756	947	262	—	236
Loans	317,282	289,096	265,179	248,248	245,781
Allowance for loan losses	3,825	3,058	2,501	2,437	2,470
Deposits	476,901	422,765	391,509	387,495	379,953
Borrowings	46,051	42,273	57,901	63,366	68,148
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	49,452	45,719	41,852	36,908	36,028
AVERAGE BALANCES
Assets	$528,075	$493,728	$486,588	$498,250	$488,371
Investments	183,514	186,872	191,546	176,524	223,077
Loans	287,723	260,755	237,251	238,087	222,377
Loans held for sale	13,311	325	373	203	63
Deposits	424,337	395,561	378,242	383,858	361,922
Borrowings	44,054	43,734	58,317	68,307	70,961
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	48,598	44,589	39,480	36,073	45,119
ASSET QUALITY RATIOS
Loan charge-offs	$(2,415)	$(832)	$(616)	$(620)	$(1,100)
Recoveries on loans	162	193	175	160	164

Net charge-offs	$(2,253)	$(639)	$(441)	$(460)	$(936)

Net charge-offs as a percentage of average total loans	0.78%	0.25%	0.19%	0.19%	0.42%
Loans 30+ days delinquent as a percentage of total loans	1.02%	1.40%	1.38%	0.80%	0.57%
Nonperforming loans	$5,668	$4,714	$3,858	$2,034	$1,290
Nonperforming securities	674	1,542	3,767	2,154	—
Other real estate owned	145	437	848	687	809

Total nonperforming assets	$6,487	$6,693	$8,473	$4,875	$2,099

Allowance for loan losses as a percentage of non- performing loans	67.48%	64.87%	64.83%	119.81%	191.47%
Nonperforming assets as a percentage of:
Total assets	1.11%	1.29%	1.69%	0.98%	0.43%
Equity plus allowance for loan losses	12.16	13.70	19.07	12.37	5.45
Tier I capital	12.01	12.94	18.11	10.59	4.03
FINANCIAL RATIOS
Return on average equity	5.99%	9.13%	8.29%	(17.56)%	5.22%
Return on average assets	0.55	0.82	0.67	(1.27)	0.48
Effective tax rate	(5.74)	22.66	15.96	39.61	10.90
Average equity-to-average asset ratio	9.20	9.03	8.11	7.24	9.24
Tangible equity ratio	10.24	10.47	9.59	9.09	10.58
Cash dividend payout ratio	4.69	—	—	—	165.38

(1)	Basic and diluted earnings per common share are based on weighted average shares outstanding adjusted retroactively for stock dividends. Cash dividends per common share are based on actual cash dividends declared, adjusted retroactively for the stock dividends. Book value per common share is based on shares outstanding at each period, adjusted retroactively for the stock dividends.

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

	(Fully taxable equivalent basis in thousands of dollars)
	2012			2011			2010
	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate
Interest-earning assets:
Interest-earning deposits and other earning assets	$10,369	$31	0.29%	$12,738	$51	0.40%	$24,898	$92	0.36%
Investment securities (Note 1, 2, 3, 4):
U.S. Treasury and other U.S. Government agencies and corporations	14,609	346	2.37%	27,590	808	2.93%	34,610	1,228	3.55%
U.S. Government mortgage-backed pass through certificates	108,881	2,414	2.22%	101,347	3,141	3.10%	98,657	3,824	3.88%
States of the U.S. and political subdivisions – taxable	663	21	3.17%	—	—	0.00%	—	—	0.00%
States of the U.S. and political subdivisions – nontaxable	39,697	2,118	5.34%	36,534	2,118	5.80%	34,687	2,250	6.49%
Other securities	19,664	532	2.70%	21,401	424	1.98%	23,592	505	2.14%

TOTAL INVESTMENT SECURITIES	183,514	5,431	2.96%	186,872	6,491	3.47%	191,546	7,807	4.08%
Loans (Note 1, 2, 3, 4)	301,034	16,306	5.42%	261,080	15,314	5.87%	237,624	14,765	6.21%

TOTAL INTEREST-EARNING ASSETS	494,917	$21,768	4.40%	460,690	$21,856	4.74%	454,068	$22,664	4.99%

Noninterest-earning assets:
Cash and due from banks	7,862			7,175			6,570
Premises and equipment	6,524			6,612			6,918
Other	18,772			19,251			19,032

TOTAL ASSETS	$528,075			$493,728			$486,588

Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$83,129	$151	0.18%	$73,809	$176	0.24%	$69,295	$256	0.37%
Savings	107,147	106	0.10%	94,160	141	0.15%	89,049	212	0.24%
Time	156,527	2,441	1.56%	161,280	2,976	1.85%	158,578	3,611	2.28%

TOTAL INTEREST-BEARING DEPOSITS	346,803	2,698	0.78%	329,249	3,293	1.00%	316,922	4,079	1.29%
Borrowings:
Securities sold under agreement to repurchase	4,559	5	0.11%	5,236	5	0.10%	6,924	10	0.14%
Subordinated debt	5,155	100	1.94%	5,155	92	1.79%	5,155	93	1.81%
Other borrowings under one year	6,575	79	1.20%	6,458	95	1.47%	17,134	847	4.94%
Other borrowings one year and over	32,920	1,189	3.61%	32,040	1,247	3.89%	34,259	1,338	3.91%

TOTAL BORROWINGS	49,209	1,373	2.79%	48,889	1,439	2.94%	63,472	2,288	3.60%

TOTAL INTEREST-BEARING LIABILITIES	396,012	$4,071	1.03%	378,138	$4,732	1.25%	380,394	$6,367	1.67%

Non interest-bearing liabilities:
Demand deposits	77,534			66,312			61,320
Other liabilities	5,931			4,689			5,394
Shareholders’ equity	48,598			44,589			39,480

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$528,075			$493,728			$486,588

Net interest income		$17,697			$17,124			$16,297

Net interest rate spread (Note 5)			3.37%			3.49%			3.32%

Net interest margin (Note 6)			3.58%			3.72%			3.59%

Note 1 –	Includes both taxable and tax exempt securities and loans.
Note 2 –	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $46,000 and $707,000 for 2012, $50,000 and $696,000 for 2011 and $59,000 and $733,000 for 2010, respectively.
Note 3 –	Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and include both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.
Note 4 –	Interest earned on loans includes net loan fees of $336,000 in 2012, $295,000 in 2011 and $264,000 in 2010.
Note 5 –	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
Note 6 –	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

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

Economic circumstances, the Company’s operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates either nationally or in the Company’s market area, including the impact of the impairment of securities; political actions, including failure of the United States Congress to raise the federal debt ceiling or the imposition of changes in the federal budget; changes in customer preferences and consumer behavior; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity, such as expectations regarding the rate of inflation or deflation, currency exchange rates, and other factors influencing market volatility; changes in assumptions underlying the establishment of reserves for possible loan losses, reserves for repurchase of mortgage loans sold and other estimates; changes in operations of CSB Mortgage Company as a result of the activity in the residential real estate market; and risks associated with other global economic, political and financial factors.

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

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Item 8, Note 10 to the Consolidated Financial Statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

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

Cortland Banks, with total assets of approximately $582.2 million at December 31, 2012, is a state chartered bank engaged in commercial and retail banking services. The Bank offers a full range of financial services to its local communities with an ongoing strategic focus on commercial banking relationships.

CSB is a wholly-owned subsidiary of Cortland Banks, and functions as the originator of wholesale mortgage loans and the seller of company-wide mortgage loans in the secondary mortgage market. Historically, the mortgage banking business is both cyclical and seasonal. The cyclical nature of its business is influenced by, among other things, the levels of and trends in mortgage interest rates, national and local economic conditions and consumer confidence in the economy. Nationally, the mortgage banking industry reports the lowest levels of quarterly loan closings during the first quarter of the year, and management expects that seasonality to characterize the operations of CSB.

Residential mortgage loans closed by the Bank and CSB are underwritten in accordance with guidelines established by government-sponsored entities.

The Bank’s results of operations depend primarily on net interest income, which, in part, is a direct result of the market interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by the shape of the market yield curve, the repricing of interest-earning assets and interest-bearing liabilities and the prepayment rate of mortgage-related assets. Results of operations may be affected significantly by general and local economic conditions, particularly those with respect to changes in market interest rates, credit quality, governmental policies and actions of regulatory authority.

2012 OVERVIEW

Net income for 2012 was $2.9 million, or $0.64 per share, representing a decrease of $0.26 from the $0.90 per share in 2011.

Amid more rigorous regulatory standards and an uncertain economy, the Company continues to follow its core strategic direction. Operating results reflect its commitment to growing loans and deposits in the markets in which it operates and in producing consistent positive earnings.

The Company’s financial results for 2012 were affected by these notable specific factors:

•

Core earnings for the year, which exclude non-recurring items such as impairment loss and gain on securities sales, were $2.8 million compared to $4.0 million for 2011, a decrease of 29.2%, mainly attributed to an increase in provision for loan losses.

•	The Company’s recognition of pre-tax OTTI losses on investment securities fell in 2012 to $171,000 versus $202,000 in 2011.

•

Net interest margin for the full year 2012 was 3.58%, or 14 basis points lower than the 3.72% in 2011. The Company continues to optimally manage its balance sheet in this historically low interest rate environment.

•

Despite less than favorable economic conditions over the past several years, the Company has been able to grow its loan portfolio without experiencing any substantive deterioration in credit quality. Nonaccrual loans declined to $3.0 million at December 31, 2012, or 0.94% of loans, versus $3.6 million, or 1.23% of loans at December 31, 2011 and the Company’s allowance for loan losses covers 128.7% of nonaccrual loans at December 31, 2012. Annual net loan charge-offs were 0.78% of average loans in 2012 and 0.24% for 2011. The allowance for loan loss to total loans ratio was 1.21% at December 31, 2012 versus 1.06% a year ago.

•

In 2012, the provision for loan losses was $3.0 million with charge-offs of $2.3 million, while 2011 was $1.2 million with charge-offs of $639,000. A $1.9 million charge-off on one commercial loan caused the increased provision in 2012. Loans considered as potential problem loans decreased from $8.9 million at December 31, 2011 to $2.7 million at December 31, 2012.

Total loans at December 31, 2012 were $317.3 million, compared to $289.1 million a year ago, a 9.7% increase. Total assets of $582.2 million at December 31, 2012 reflect an increase of 12.0% from year ago asset totals of $519.8 million with loans providing the core growth. Cumulative loan growth since December 2010 is 19.6%, while cumulative asset growth during the same period reflects a 16.4% increase.

The Company continued to increase its capital levels during 2012. With capital as the ultimate cushion to absorb any unforeseen negative consequences of the struggling economy, capital levels for banks across the industry have been under the watchful eye of the regulators. The Company’s total shareholders’ equity increased from $45.7 million at December 31, 2011 to $49.5 million at December 31, 2012, an increase of $3.8 million, or 8.2%. The Company continues to remain well capitalized under all regulatory measures. The Company’s regulatory capital ratios exceed the statutory well-capitalized thresholds by a comfortable margin. In the current regulatory environment, regulatory oversight bodies expect banks to maintain ratios above the statutory levels as a margin of safety. The calculated ratios are as follows for the year ended December 31, 2012: a Tier 1 leverage ratio of 10.24% (compared to a “well-capitalized” threshold of 5.0%); a Tier 1 risk-based capital ratio of 13.15% (compared to a “well-capitalized” threshold of 6.00%); and a total risk-based capital ratio of 14.10% (compared to a “well-capitalized” threshold of 10.00%). The Company’s total risk-based capital is $16.8 million in excess of the 10% well-capitalized threshold.

In the midst of earnings pressures brought on by the economic downturn, interest rate compression and investment impairment issues, the Company devoted substantial attention in 2011 and 2012 to profit improvement measures, balance sheet restructuring and a reorganization of its management structure. The Company’s management team continues to focus on measures designed to enhance capital and to provide for adequate liquidity for lending and business development purposes. New strategies are being pursued to improve market penetration and product expansion, with the objective of increasing both the interest income and non-interest income revenue base.

Total shareholders’ equity at December 31, 2012 was $49.5 million, representing a ratio of equity capital to total assets of 8.49%. In comparison, total shareholders’ equity was $45.7 million at December 31, 2011, representing a ratio of equity capital to total assets of 8.79%. A component of shareholders’ equity is accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale. Net unrealized losses on available-for-sale investment securities were $1.7 million at December 31, 2012 as compared with net unrealized losses of $2.7 million at December 31, 2011. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The decrease in net unrealized losses resulted primarily from the sale of trust preferred securities in September 2012.

In October 2012, the Company announced the reinstatement of a cash dividend reflecting the growing confidence supported by strong core earnings, increasing loan production, and restored capital levels. Another $0.03 per share was declared for the first quarter of 2013. No cash dividends on the Company’s common stock were paid in 2011 or 2010.

Return on average equity was 6.0% in 2012 compared to 9.1% in 2011, while return on average assets measured 0.6% in 2012 and 0.8% in 2011. Book value per share increased by $0.83 to $10.93 at December 31, 2012 from $10.10 at December 31, 2011. The price of the Company’s common shares traded in a range between a low of $6.60 and a high of $10.49, closing the year at $9.70 per share.

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

Core earnings, which exclude the OTTI charge and certain other non-recurring items, were $2.8 million in 2012 compared to $4.0 million in 2011. Core earnings per share were $0.62 in 2012, $0.88 in 2011 and $0.92 in 2010.

The following is a reconciliation between core earnings and earnings under GAAP:

	(Amounts in thousands, except per share data)
	Years Ended December 31,
	2012	2011	2010
GAAP earnings	$2,913	$4,072	$3,271
Impairment losses on investment securities	171	202	2,712
Investment gains not in the ordinary course of business *	(30)	(344)	(920)
Credits relating to reorganization—net	—	—	(457)
Tax effect of adjustments	(48)	48	(454)
Net impact of historic tax credit investment	(190)	—	—

Core earnings	$2,816	$3,978	$4,152

Core earnings per share	$0.62	$0.88	$0.92

*	The gains in 2012 and 2011 are due to the settlement on General Motors Corporation bonds, while the gains in 2010 were attributable to sales made to achieve a risk reduction strategy.

Although the provision for loan losses is considered part of core earnings, it is worthy of note that $1.9 million of the $3.0 million provision in 2012 relates to a single credit which required a charge off.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

The economic turmoil that began in the middle of 2007 and continued through 2008 and 2009 has now settled into a slow economic recovery. At this time, the recovery has somewhat uncertain prospects. The risks associated with the Company’s business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. While the Company is taking steps to decrease and limit exposure to problem loans, it nonetheless retains direct exposure to the residential and commercial real estate markets, and is affected by these events. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Act.

The Dodd-Frank Act is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on the Company. In July 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

Until such time as the regulatory agencies issue all of the final regulations implementing the numerous provisions of the Dodd-Frank Act, a process that is far from complete and may continue for several more years, management will not be able to fully assess the impact the legislation will have on its business.

BALANCE SHEET COMPOSITION

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets at December 31 for the period indicated. Average assets totaled $528.1 million in 2012 compared to $493.7 million in 2011 and $486.6 million in 2010.

	2012	2011	2010
Sources of Funds:
Deposits:
Non-interest bearing	14.7%	13.4%	12.6%
Interest bearing	65.7	66.7	65.1
Long-term debt and other borrowings	8.3	8.9	12.0
Subordinated debt	1.0	1.0	1.1
Other non-interest bearing liabilities	1.1	1.0	1.1
Shareholders’ equity	9.2	9.0	8.1

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans, including loans held for sale	57.0%	52.9%	48.8%
Securities	34.8	37.8	39.4
Interest-earning deposits and other assets	2.0	2.6	5.1
Bank-owned life insurance	2.5	2.6	2.6
Other non-interest earning assets	3.7	4.1	4.1

Total	100.0%	100.0%	100.0%

Deposits continue to be the Company’s primary source of funding. During 2012, the relative mix of deposits has remained steady with interest-bearing being the main source. Average non-interest bearing deposits totaled 18.3% of total average deposits in 2012, compared to 16.8% in 2011 and 16.2% in 2010. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

The Company primarily invests funds in loans and securities. Prior to 2008, securities were the largest component of the Company’s mix of invested assets. Since then, loans have become the largest component. Average securities decreased $3.4 million, or 1.8%, to $183.5 million during 2012 from $186.9 million in 2011, while average loans increased by $40.0 million, or 15.3%, to $301.0 million during 2012 from $261.1 million in 2011.

ASSET QUALITY

The Company’s management regularly monitors and evaluates trends in asset quality. Loan review practices and procedures require detailed monthly analysis of delinquencies, nonperforming assets and other sensitive credits. Mortgage, commercial and consumer loans are moved to non-accrual status once they reach 90 days past due or when analysis of a borrower’s creditworthiness indicates the collection of interest and principal is in doubt. Non-performing loans include loans in non-accrual status, restructured loans and real estate acquired in satisfaction of debts previously contracted.

Additionally, as part of the Company’s loan review process, management routinely evaluates risks which could potentially affect the ability to collect loan balances in their entirety. Reviews of individual credits, aggregate account relationships or any concentration of credits in particular industries are subject to a detailed loan review.

In addition to nonperforming loans, nonperforming assets include nonperforming investment securities. Gross income that would have been recorded in 2012 on these nonperforming loans, had they been in compliance with their original terms, was $372,000. Interest income that actually was included in income on these loans amounted to $220,000. Gross income that would have been recorded in 2012 on nonperforming investments, had they been in compliance with their original terms, was $56,000. Interest income that actually was included in income on these investments amounted to $16,000. There are no accruing loans which are contractually past due 90 days or more as to principal or interest payments.

The following table depicts the trend in these potentially problematic asset categories at December 31:

	(Amounts in thousands)
	2012	2011	2010	2009	2008
Non-accrual loans:
Commercial real estate	$2,336	$1,470	$307	$350	$469
Commercial loans	49	70	132	116	140
Residential real estate	489	842	1,040	718	237
Consumer loans	27	1,073	1,085	46	12
Home equity loans	72	111	47	—	—

Total non-accrual loans	2,973	3,566	2,611	1,230	858
Investment securities	674	1,542	3,767	2,154	—
Other real estate owned	145	437	848	687	809
Troubled debt restructured loans	2,695	1,148	1,247	804	432

Nonperforming assets	$6,487	$6,693	$8,473	$4,875	$2,099

As of December 31, 2012, there were $2.7 million in loans not included in this table where known information about borrowers’ possible credit problems caused management to have serious doubts as to the ability of these borrowers to comply with present loan payment terms and which may result in disclosure of such loans in this table.

The table below provides a number of asset quality ratios based on this data. Problem loans accounted for on a non-accrual basis ranged from a high of $3.6 million in 2011 to a low of $858,000 in 2008. The total for non-accrual loans in 2012 of $3.0 million is slightly higher than the average of the five years, which is $2.2 million. The ratio of non-accrual loans to total loans rose steadily from December 31, 2008 at 0.35% to 1.23% at December 31, 2011 and improved to 0.94% at December 31, 2012. The total of all loans past due more than 30 days and non-accrual loans were $1.4 million, or 0.57%, at December 31, 2008, increased to $4.1 million, or 1.40%, at December 31, 2011 then improved to $3.2 million or 1.02% at December 31, 2012. Loans charged-off, net of recoveries, increased to $2.3 million for 2012, compared to $936,000 for 2008, $460,000 for 2009, $441,000 for 2010 and $639,000 for 2011.

Troubled-debt restructured loans are loans that have been modified when economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. In 2012, 4 new loans with a balance of $1.7 million were added to this category.

The Company recognizes that an extraordinary amount of uncertainty currently exists regarding credit quality as a result of the rapid deterioration of the U.S. economy beginning in the final quarter of 2008. Regionally, the housing market continues to be negatively impacted by a high level of bankruptcy filings and home foreclosures, while unemployment levels have shown little improvement and business failures are now being reported on a more routine basis. Accordingly, loan loss reserves were increased by $1.8 million in 2008 to account for charge-offs against the allowance and to give recognition to the economy’s steep slide into a serious and likely long lasting recession, with expectations for deterioration on credit quality arising from faltering economic and financial conditions. In 2012 and 2011, the loan loss reserve was further increased by $3.0 million and $1.2 million, respectively. While the 2011 increase was in response to the substantial loan growth with a commercially-oriented focus, the 2012 increase related to one isolated commercial customer whose financial condition eroded over a short period of time, requiring a charge-off of $1.9 million. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

At December 31, 2012, there was $674,000 of the Company’s holdings in trust preferred securities considered to be in non-accrual status. Through December 31, 2012, the Company’s management was notified that the quarterly interest payments for 3 of its 12 investments in trust preferred securities had been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All the other trust preferred securities remain in accrual status. In September of 2012, the Company sold 14 of its 29 positions in trust preferred securities, 11 of which were in non-accrual status.

	2012	2011	2010	2009	2008
Non-accrual loans as a percentage of total loans	0.94%	1.23%	0.98%	0.50%	0.35%
Nonperforming assets as a percentage of total assets	1.11%	1.29%	1.69%	0.98%	0.43%
Nonperforming assets as a percentage of equity capital plus allowance for loan losses	12.16%	13.70%	19.07%	12.37%	5.45%

RESULTS OF OPERATIONS

Analysis of Net Interest Income—Years Ended December 31, 2012 and 2011

	(Amounts in thousands)
	December 31, 2012			December 31, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$10,369	$31	0.29%	$12,738	$51	0.40%
Investment securities(1)(2)(3)	183,514	5,431	2.96%	186,872	6,491	3.47%
Loans(1)(2)(3)(4)	301,034	16,306	5.42%	261,080	15,314	5.87%

Total interest-earning assets	$494,917	$21,768	4.40%	$460,690	$21,856	4.74%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$83,129	$151	0.18%	$73,809	$176	0.24%
Savings	107,147	106	0.10%	94,160	141	0.15%
Time	156,527	2,441	1.56%	161,280	2,976	1.85%

Total interest-bearing deposits	346,803	2,698	0.78%	329,249	3,293	1.00%
Other borrowings	44,054	1,273	2.89%	43,734	1,347	3.08%
Subordinated debt	5,155	100	1.94%	5,155	92	1.79%

Total interest-bearing liabilities	$396,012	$4,071	1.03%	$378,138	$4,732	1.25%

Net interest income		$17,697			$17,124

Net interest rate spread(5)			3.37%			3.49%

Net interest margin(6)			3.58%			3.72%

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $46,000 and $707,000 for 2012 and $50,000 and $696,000 for 2011, respectively.
(3)	Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and include both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.
(4)	Interest earned on loans includes net loan fees of $336,000 in 2012 and $295,000 in 2011.
(5)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(6)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $17.7 million for 2012 and $17.1 million for 2011. During the recent reporting period the net interest margin registered 3.58% for 2012 and 3.72% for 2011.

The decrease in interest income, on a fully taxable equivalent basis, of $88,000 is the product of a 34 basis point decrease in interest rates earned offset somewhat by a 7.4% year-over-year increase in average earning assets. The decrease in interest expense of $661,000 was a product of a 22 basis point decrease in rates paid and a 4.7% increase in interest-bearing liabilities. The net result was a 3.3% increase in net interest income on a fully taxable equivalent basis, and a 14 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $1.1 million, or 16.3%. The average invested balances in securities decreased by $3.4 million, or 1.8%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 51 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans increased by $992,000, or 6.5%, for 2012 compared to one year ago. A $40.0 million increase in the average balance of the loan portfolio, or 15.3%, was accompanied by a 45 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Other interest income decreased by $20,000, or 39.2%, from the same period a year ago. The average balance of interest-earning deposits decreased by $2.4 million, or 18.6%. The yield decreased by 11 basis points during 2012 compared to 2011. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. Average interest-bearing demand deposits and money market accounts increased by $9.3 million, or 12.6%, for 2012 compared to the same period of 2011, while average savings balances increased by $13.0 million, or 13.8%. Total interest paid on interest-bearing demand deposits and money market account was $151,000, a $25,000 decrease from last year. The average rate paid on these products decreased by 6 basis points. Total interest paid on savings accounts was $106,000, a $35,000 decrease from last year. The average rate paid on savings accounts decreased by 5 basis points. The average balance of time deposit products decreased by $4.8 million, or 2.9%, as the average rate paid decreased by 29 basis points, from 1.85% to 1.56%. Interest expense decreased on time deposits by $535,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis. The Company expects at least 50% of the shale-related deposits to leave the Bank in 2013 due to the payment of income taxes and reinvestment into other markets. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt increased by $320,000 while the average rate paid on borrowings decreased by 15 basis points. Management plans to pay down long-term borrowings at their respective maturity dates in the future using current liquidity and continues to utilize short-term borrowings to bridge liquidity gaps. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

Analysis of Net Interest Income — Years Ended December 31, 2011 and 2010

	(Amounts in thousands)
	December 31, 2011			December 31, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$12,738	$51	0.40%	$24,898	$92	0.36%
Investment securities(1)(2)(3)	186,872	6,491	3.47%	191,546	7,807	4.08%
Loans(1)(2)(3)(4)	261,080	15,314	5.87%	237,624	14,765	6.21%

Total interest-earning assets	$460,690	$21,856	4.74%	$454,068	$22,664	4.99%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$73,809	$176	0.24%	$69,295	$256	0.37%
Savings	94,160	141	0.15%	89,049	212	0.24%
Time	161,280	2,976	1.85%	158,578	3,611	2.28%

Total interest-bearing deposits	329,249	3,293	1.00%	316,922	4,079	1.29%
Other borrowings	43,734	1,347	3.08%	58,317	2,195	3.76%
Subordinated debt	5,155	92	1.79%	5,155	93	1.81%

Total interest-bearing liabilities	$378,138	$4,732	1.25%	$380,394	$6,367	1.67%

Net interest income		$17,124			$16,297

Net interest rate spread(5)			3.49%			3.32%

Net interest margin(6)			3.72%			3.59%

(1)	Includes both taxable and tax exempt securities and loans.
(2)	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $50,000 and $696,000 for 2011 and $59,000 and $733,000 for 2010, respectively.
(3)	Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and include both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.
(4)	Interest earned on loans includes net loan fees of $295,000 in 2011 and $264,000 in 2010.
(5)	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(6)	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

Net interest income increased 5.6% to $16.4 million in 2011 versus $15.5 million in 2010. During this extended period of historically low interest rates, the repricing of deposits initially trailed the pace of declining rates on assets. As liabilities continued to mature and reprice at lower rates, the net interest margin improved. Net interest income on a fully tax-equivalent basis measured $17.1 million in 2011 and $16.3 million in 2010, generating a net interest margin of 3.72% in 2011 and 3.59% in 2010.

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

	(Amounts in thousands)
	2012 Compared to 2011			2011 Compared to 2010
	Volume	Rate	Total	Volume	Rate	Total
(Decrease) increase in interest income:
Interest-earning deposits and other money markets	$(8)	$(12)	$(20)	$(48)	$7	$(41)
Investment securities:
U.S. Government agencies and corporations	(328)	(134)	(462)	(226)	(194)	(420)
Mortgage-backed and related securities	220	(947)	(727)	102	(785)	(683)
Obligations of states and political subdivisions	211	(190)	21	116	(248)	(132)
Other securities	(36)	144	108	(45)	(36)	(81)
Loans	2,224	(1,232)	992	1,405	(856)	549

Total interest income change	2,283	(2,371)	(88)	1,304	(2,112)	(808)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	20	(45)	(25)	16	(96)	(80)
Savings deposits	18	(53)	(35)	12	(83)	(71)
Time deposits	(86)	(449)	(535)	61	(696)	(635)
Securities sold under agreements to repurchase	(1)	1	—	(3)	(2)	(5)
Other borrowings under one year	2	(18)	(16)	(354)	(398)	(752)
Other borrowings one year and over	33	(91)	(58)	(86)	(5)	(91)
Subordinated debt	—	8	8	—	(1)	(1)

Total interest expense change	(14)	(647)	(661)	(354)	(1,281)	(1,635)

Increase (decrease) in net interest income on a taxable equivalent basis	$2,297	$(1,724)	$573	$1,658	$(831)	$827

Note 1 –	Includes both taxable and tax exempt securities and loans.
Note 2 –	The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $46,000 and $707,000 for 2012, $50,000 and $696,000 for 2011 and $59,000 and $733,000 for 2010, respectively.
Note 3 –	Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and include both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.
Note 4 –	Interest earned on loans includes net loan fees of $336,000 in 2012, $295,000 in 2011 and $264,000 in 2010.

NON-INTEREST INCOME, NON-INTEREST EXPENSE AND FEDERAL INCOME TAX

The following table provides a detailed analysis of non-interest income:

	(Amounts in thousands)
	2012	2011	2010
Fees for customer services	$2,041	$2,229	$2,234
Mortgage banking gains	1,772	162	236
Other real estate losses—net	(35)	(113)	(55)
Earnings on bank-owned life insurance	510	496	525
Other non-interest income	188	104	87

Other income, excluding investment gains	4,476	2,878	3,027
Investment securities gains—net	14	882	1,018
Impairment losses on investment securities	(171)	(202)	(2,712)

Total non-interest income	$4,319	$3,558	$1,333

Total non-interest income, excluding investment gains and impairment losses, increased by $1.6 million, or 55.5%, for 2012 compared to a decrease of $149,000, or 4.9%, for 2011. After gains on investment securities and impairment losses, non-interest income increased by $761,000, or 21.4%, in 2012 compared to an increase of $2.2 million, or 166.9%, in 2011.

Fees for customer services decreased by $188,000, or 8.4%, compared to a decrease of $5,000, or 0.2%, in the prior year. In November 2009, the Federal Reserve issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers were provided a notice that explains the Bank’s overdraft services, including the fees associated with the service, and the consumers’ choices. The Bank’s customers have to provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions. The decrease in fee income is a result of customers’ choices.

The wholesale mortgage unit, CSB Mortgage Company, which was formed in 2011 specifically as a result of strategic initiatives aimed at improving overall profitability, saw mortgage banking gains reach $1.8 million in 2012 versus $162,000 in 2011 and $236,000 in 2010. As indicated in Note 8 to the Consolidated Financial Statements, the Company’s mortgage banking unit enters into various interest rate derivative contracts with the purpose of neutralizing the effect of interest rates on mortgage loan commitments. The gains and losses of all these activities are included in mortgage banking gains.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $868,000 in 2012 compared to a decrease of $136,000 in 2011. The Company was able to sell 19 of the 22 bank collateralized positions in 2012 realizing a nominal net loss of $164,000. All of these securities exhibited evidence of significant deterioration in issuers’ creditworthiness. In 2011, gains of $344,000 were due to equity securities received relating to the bankruptcy settlement on General Motors Corporation bonds. Several securities in the investment portfolio were sold mainly in the second quarter of 2010, along with calls and maturities, resulting in a gain of $1.0 million in 2010. Gains in 2012, 2011 and 2010 were offset by impairment losses of $171,000, $202,000, and $2.7 million, respectively, on investment securities which had been previously recognized as impaired and/or which required the Company to maintain a higher level of risk weighted assets for regulatory capital ratio purposes. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and in this Management’s Discussion and Analysis.

The following table provides a summary of non-interest expenses:

	(Amounts in thousands)
	2012	2011	2010
Salaries and benefits	$8,706	$7,366	$6,389
Net occupancy and equipment expense	1,794	1,734	1,801
State and local taxes	497	465	430
FDIC insurance expense	297	673	867
Professional fees	801	761	750
Loss on partnership	444	—	—
Other non-interest expense	2,949	2,476	2,204

Total non-interest expenses	$15,488	$13,475	$12,441

Total non-interest expenses increased by $2.0 million, or 14.9%, in 2012. This compares to an increase of $1.0 million, or 8.3%, in 2011.

During 2012, expenditures for salaries and employee benefits increased by $1.3 million, or 18.2%. Much of this increase is due to the additional personnel hired to operate the mortgage banking operation and to manage the increasing lending volume generated through core bank lending operations. The Company completed its management reorganization during 2010 and recorded credits of $457,000 related to various compensation plans, net of severance costs. Absent these credits, salaries and benefits increased $520,000 from 2010 to 2011. Full-time equivalent employment averaged 162 in 2012 compared to 151 in 2011 and 147 in 2010. The addition of employees throughout the third and fourth quarters of 2011 and in 2012 were related to the mortgage banking operation. Management does not expect that the rate of increase in compensation and employee benefits experienced during 2012 will continue in 2013.

Salaries and employee benefits represent 56.2% of all non-interest expenses in 2012, 54.7% in 2011 and 51.4% in 2010. The following table details components of these increases and decreases.

	Amounts (in thousands)			Percentages
	2012	2011	2010	2012	2011	2010
Salaries	$1,066	$294	$(263)	5.6%	5.6%	(4.7)%
Benefits	286	696	(773)	57.5	57.5	(39.0)

	1,352	990	(1,036)	15.2	15.2	(13.7)
Deferred loan origination fees	(12)	(13)	(9)	10.8	10.8	—

Total	$1,340	$977	$(1,045)	15.3%	15.3%	(14.1)%

Salary expense per employee averaged $41,000 in 2012, $37,000 in 2011 and $36,000 in 2010. Average earning assets per employee measured approximately $3 million in 2012, 2011 and 2010.

Charges for insurance premiums paid to the FDIC decreased by $376,000. Deposits are insured by the FDIC up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The change in the basis used to calculate the assessment contributed in part to the decrease in expense in 2012. The assessment base changed to an asset-based calculation effective for the second quarter of 2011. Concurrently with the effects of the change in assessment base, the Company was also subject to higher insurance premiums in 2011 due to its informal agreement with regulatory agencies. As a result of its fulfillment of the terms of the agreement, FDIC insurance expense declined by 55.9% in 2012. The Company anticipates its FDIC insurance expense will remain consistent in 2013.

Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter 2009 and for all of 2010, 2011 and 2012. The Bank prepaid the amount of $3.0 million in December 2009 and had a remaining balance of $1.2 million at December 31, 2012. The prepaid assessment amounts are included in other assets on the Consolidated Balance Sheets of the Company. The Bank will be assessed quarterly premiums by the FDIC, and such assessments will be charged against the prepaid asset until such time as the prepaid asset has been fully expensed or in June 2013 any remaining balance will be refunded, at which point the Bank will resume paying premiums to the FDIC.

During 2012, the Company recognized a loss of $444,000 in non-interest expense related to its investment in a partnership for the purpose of recognizing historic tax credits. Other non-interest expenses increased $473,000, or 19%, in 2012, and $272,000, or 12%, in 2011. The majority of these increases relate to the expenses incurred by the mortgage banking operation in the form of professional fees, third-party consulting fees and compliance-related costs.

Income before Federal income tax expense amounted to $2.8 million for 2012 compared to $5.3 million and $3.9 million for 2011 and 2010, respectively. A $483,000 historic tax credit and the $151,000 tax benefit on the partnership loss contributed to the lower effective tax rate in 2012. The effective tax rate was (5.74)% in 2012, 22.66% in 2011 and 15.96% in 2010, resulting in income tax benefit of $158,000 and income tax expense of $1.2 million and $621,000, respectively.

	December 31,
	2012	2011	2010
Provision at statutory rate	34.00%	34.00%	34.00%
(Deduct) add tax effects of:
Earnings on bank-owned life insurance-net	(4.68)	(2.49)	(3.65)
Non-taxable interest income	(18.57)	(9.82)	(15.91)
Historical tax credit	(17.53)	—	—
Non-deductible expenses	1.04	0.97	1.52

Federal income tax effective rate	(5.74)%	22.66%	15.96%

Net income registered $2.9 million in 2012, $4.1 million in 2011 and $3.3 million in 2010, representing per share amounts of $0.64 in 2012, $0.90 in 2011 and $0.72 in 2010. A cash dividend of $0.03 per share was paid in 2012. There were no cash dividends in 2011 or 2010.

The following table shows unaudited financial results by quarter:

	(Amounts in thousands)
	For the 2012 quarter ended:				For the 2011 quarter ended:
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$5,347	$5,136	$5,227	$5,305	$5,177	$5,275	$5,338	$5,320
Interest expense	968	1,012	1,027	1,064	1,118	1,158	1,203	1,253

Net interest income	4,379	4,124	4,200	4,241	4,059	4,117	4,135	4,067
Loan loss provision	2,120	300	330	270	324	324	374	174
Net security (losses) gains	(46)	25	28	7	9	92	698	83
Impairment losses	—	—	—	(171)	—	—	—	(202)
Mortgage banking gains	335	1,017	266	154	101	25	20	16
Other real estate (losses) gains	(50)	13	2	—	(42)	28	(71)	(28)
Other income	645	657	732	705	747	725	693	664
Other expenses	4,082	3,848	3,694	3,864	3,508	3,291	3,321	3,355

(Loss) income before tax	(939)	1,688	1,204	802	1,042	1,372	1,780	1,071
Federal income tax (benefit) expense	(475)	422	252	(357)	214	318	459	202

Net (loss) income	$(464)	$1,266	$952	$1,159	$828	$1,054	$1,321	$869

Net (loss) income per share	$(0.11)	$0.28	$0.21	$0.26	$0.18	$0.24	$0.29	$0.19
Net interest income (fully tax-equivalent basis)	$4,556	$4,321	$4,394	$4,426	$4,241	$4,293	$4,319	$4,273
Net interest rate spread	3.24%	3.31%	3.45%	3.49%	3.42%	3.48%	3.56%	3.53%
Net interest margin	3.44%	3.51%	3.66%	3.70%	3.64%	3.72%	3.78%	3.74%

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

The allowances established for probable losses on specific loans are based on recurring analyses and evaluations of classified loans. Loans are categorized into risk grade classifications based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. The Bank currently divides the loan and lease portfolio into the following major categories: 1) Pooled Loans (unclassified) with similar risk characteristics; 2) Substandard Loans (classified) defined as being inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral; 3) Special Mention (classified) defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank’s credit position; 4) Loss or doubtful loans (classified) have all the weaknesses of the previous classifications, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable; and 5) Impaired Loans which generally include non-accrual loans. Once a loan is assigned a risk grade of classified, the loan review officer assesses whether the loan is to be evaluated for impairment based on the Company policy. A portion of the allowance for loan loss is specifically allocated to those loans which are evaluated for impairment and determined to be impaired. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. If after review, the loan is not considered to be impaired, the loan is included with a pool of similar loans that is assigned a valuation allowance calculated based on the historical loss experience and qualitative factors of the pool type. The valuation allowance is calculated based on the historical loss experience of specific types of classified loans. The Company calculates historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience.

A general valuation allowance is established for pools of homogeneous loans based upon the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans in the pool. Specific qualitative factors considered by management include trends in volume or terms, changes in lending policy levels and trends in charge-offs, classification and non-accrual loans, concentrations of credit and local and national economic factors. The Company’s pools of similar loans include similarly risk-graded groups of commercial loans, commercial real estate loans, consumer loans and residential real estate loans and home equity loans. Additional factors are used on pools of loans considered special mention; specifically, levels and trends in classification, declining trends in financial performance, structure and lack of performance measures and migration from special mention to substandard. For loans graded as substandard, a separate historical loss rate is calculated as a percent of charge-offs net of recoveries to the balance of substandard loans, which results in a higher historical loss factor. This is also adjusted for the qualitative factors discussed previously.

Loans identified as losses by management, internal loan review and/or bank examiners are charged off. Furthermore, consumer loan accounts are charged off in accordance with regulatory requirements.

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheets within other liabilities, while the corresponding provision for these losses is recorded as a component of other non-interest expenses. At both December 31, 2012 and 2011, this allowance was $84,000. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Although management believes the Company uses the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. Continued levels of job loss and high unemployment, home foreclosures and business failures could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

	(Amounts in thousands)
	2012	2011	2010	2009	2008
Balance at beginning of year	$3,058	$2,501	$2,437	$2,470	$1,621
Loan losses:
Commercial real estate	(36)	(211)	(204)	(233)	(624)
Commercial loans	(1,937)	—	(1)	(5)	(20)
Residential real estate	(231)	(362)	(229)	(87)	(184)
Consumer and other loans	(152)	(168)	(168)	(198)	(255)
Home equity loans	(59)	(91)	(14)	(97)	(17)

Total	(2,415)	(832)	(616)	(620)	(1,100)

Recoveries on previous loan losses:
Commercial real estate	37	118	58	55	3
Commercial loans	9	3	—	4	35
Residential real estate	46	6	18	1	—
Consumer and other loans	57	60	96	100	126
Home equity loans	13	6	3	—	—

Total	162	193	175	160	164

Net loan losses	(2,253)	(639)	(441)	(460)	(936)
Provision charged to operations	3,020	1,196	505	427	1,785

Balance at end of year	$3,825	$3,058	$2,501	$2,437	$2,470

Ratio of net loan losses to average total loans outstanding	0.78%	0.24%	0.19%	0.19%	0.42%

Ratio of loan loss allowance to total loans	1.21%	1.06%	0.94%	0.98%	1.00%

The $1.9 million commercial loan charge-off in 2012 related to a single borrower to which no related allowance had been previously allocated.

The following is an allocation of the year end allowance for loan losses. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of December 31:

	(Amounts in thousands)
	2012	2011	2010	2009	2008
Commercial real estate	$2,616	$1,803	$1,611	$1,666	$1,663
Commercial loans	639	565	249	209	257
Residential real estate	343	470	418	315	287
Consumer and other loans	104	92	112	176	226
Home equity loans	123	128	111	71	37

Total	$3,825	$3,058	$2,501	$2,437	$2,470

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

LOAN PORTFOLIO

The following table represents the composition of the loan portfolio as of December 31:

	(Amounts in thousands)
	2012		2011		2010		2009		2008
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial real estate	$193,417	61.1	$160,319	55.5	$146,389	55.2	$126,507	51.0	$128,705	52.4
Commercial loans	62,312	19.6	60,233	20.8	42,349	16.0	38,498	15.5	27,750	11.3
Residential real estate	39,091	12.3	45,780	15.8	52,262	19.7	60,904	24.5	68,985	28.0
Consumer loans	4,552	1.4	5,848	2.0	7,216	2.7	7,770	3.1	8,162	3.3
Home equity loans	17,910	5.6	16,916	5.9	16,963	6.4	14,569	5.9	12,179	5.0

Total loans	$317,282		$289,096		$265,179		$248,248		$245,781

The following schedule sets forth maturities based on remaining scheduled repayments of principal or next re-pricing opportunity for loans (excluding residential real estate, consumer and home equity loans) as of December 31, 2012:

	(Amounts in thousands)
	1 Year or Less	Over 1 Year to 5 Years	Over 5 Years	Total
Commercial real estate	$50,734	$109,781	$32,902	$193,417
Commercial loans	36,066	10,690	15,556	62,312

Total loans (excluding residential real estate,consumer and home equity loans)	$86,800	$120,471	$48,458	$255,729

The following schedule sets forth loans as of December 31, 2012 based on next re-pricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Residential real estate, consumer and home equity loans have again been excluded.

	(Amounts in thousands)
	1 Year or Less	Over 1 Year	Total
Floating or adjustable rates of interest	$79,137	$127,948	$207,085
Fixed rates of interest	7,663	40,981	48,644

Total loans (excluding residential real estate, consumer and home equity loans)	$86,800	$168,929	$255,729

The Company recorded an increase of $28.8 million in the loan portfolio from the level of $289.1 million recorded at December 31, 2011. Gross loans as a percentage of earning assets stood at 59.2% as of December 31, 2012 and 59.9% at December 31, 2011. The loan-to-deposit ratio at the end of 2012 was 66.5% as compared to 68.4% at the end of 2011. In spite of material loan growth, the loan-to deposit ratio reflected reduction from the prior period due to a material increase in deposits that was partially attributed to Bank customers executing shale gas leases within the Bank’s geographic footprint. Despite the slow economic recovery in the region, the Bank posted year-over-year growth in total loans of 9.7%. As the balance sheet is adequately structured to accommodate additional loan growth, management remains committed to fulfilling the credit needs of creditworthy customers. The year-end increase in total loans is also partially attributed to short-term, 60-day loans closed in 2012 for $20.7 million, compared to $19.5 million in 2011. At December 31, 2012 the loan loss allowance of $3.8 million represented approximately 1.21% of outstanding loans, and at December 31, 2011, the loan loss allowance of $3.1 million represented approximately 1.1% of outstanding loans.

Between 2011 and 2012, the balance of residential real estate loans declined from 15.8% to 12.3% of the loan portfolio as borrowers looked to the secondary market in order to take advantage of historically low interest rates while management elected not to portfolio historically low yields. The portion of the loan portfolio represented by commercial loans (including commercial real estate) increased from 76.3% in 2011 to 80.7% in 2012. Consumer loans (including home equity loans) decreased from 7.9% in 2011 to 7.0% in 2012 and was representative of what the banking industry experienced with consumers deleveraging their household since the economic downturn of 2008-2009. The following table offers a comparison of loan composition for the time period 2008 to 2012:

Commercial, commercial real estate and residential real estate loans continue to comprise the largest share of the Company’s loan portfolio. At the end of 2012, commercial, commercial real estate and residential real estate loans comprised a combined 93.0% of the portfolio compared to 91.7% at December 31, 2008. The portfolio at December 31, 2012 also included home equity loans at 5.6% and consumer installment loans at 1.4%. These percentages compare to home equity loans at 5.0% and consumer installment loans at 3.3% on December 31, 2008.

The balance of the commercial loan portfolio, which includes commercial mortgages, is $255.7 million at December 31, 2012, an increase of $35.1 million from the balance of $220.6 million recorded at December 31, 2011 and represents a 15.9% growth. Short-term, asset-based commercial loans, including lines of credits, increased during the year. Commercial real estate (CRE) loans reflected the largest component growth from the prior period of $33.1 million, or 20.7%, which substantially represents investment real estate supported by third-party rents and leases. At December 31, 2012, the total commercial real estate portfolio consisted of 44% in owner occupied real estate and 56% in non-owner real estate. The increase in CRE loans was a direct result of management taking strategic advantage of competitive market conditions and the Bank’s considerable liquidity position. The CRE portfolio was also enhanced by lending into the Skilled Nursing and Personal Health Care industries. In 2006, the federal banking regulatory agencies published interagency guidance on CRE Concentration Risk Management stating that if total commercial real estate concentration exceeded 300% of a bank’s total capital (or if the CRE portfolio increased by over 50% in the preceding 3 years), that the portfolio may represent significant concentration risk and that additional monitoring may be required. The Bank’s overall CRE concentration as of December 31, 2012 was $193.4 million, which is 321% of total unimpaired or risk-based capital, which represented a 53% growth over the December 31, 2009 CRE portfolio. Management believes that its current level of credit review and portfolio monitoring adequately assures that the Bank is mitigating CRE concentration levels. In a strategic effort to diversify, the Bank continues to develop its commercial and industrial portfolio and as such, the December 31, 2012 balance of $62.3 million represents 24.4% of the total commercial portfolio, which reflected a 3.5% increase from the period December 31, 2011 to December 31, 2012. The continued focus on owner and non-owner occupied commercial real estate relationships along with commercial and industrial relationships also assisted a monthly average growth in commercial deposits of 14.9% from the period ended December 2011 to December 2012.

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

	(Amounts in thousands)
	2012		2011		2010
	Balances	% of Portfolio	Balances	% of Portfolio	Balances	% of Portfolio
Non-residential building/apartment building	$39,990	15.64	$26,724	12.12	$21,036	11.15
Skilled nursing	24,573	9.61	20,356	9.23	22,039	11.68
Hotels/motels	18,999	7.43	17,247	7.82	18,057	9.57
Eating establishments	17,391	6.80	15,805	7.17	16,463	8.72
Nursing and personal care	14,803	5.79	14,433	6.54	4,179	2.21

The most substantial increase in concentrations comes from non-residential building/apartment building which was significantly enhanced in late 2011 and 2012. The single largest customer relationship had an aggregate balance at year end 2012 of $12.3 million compared to $11.4 million in 2011. This balance represented approximately 4.8% of the total commercial and CRE portfolio compared to 5.1% in 2011. It is important to note that within this relationship, there is a 60-day note for $12.0 million in 2012 and $8.0 million in 2011, which are fully secured by segregated deposit accounts with the Bank.

The Bank continues to be active in home equity financing. Home equity term loans and credit lines (HELOCs) remain popular with consumers wishing to finance home improvement costs, education expenses, vacations and consumer goods purchased at favorable interest rates.

In order to improve customer retention and provide better overall balance, management will continue to evaluate and reposition the Company’s portfolio product offerings during 2013.

In the consumer lending area, the Company provides financing for a variety of consumer purchases, such as: fixed rate amortizing mortgage products that consumers utilize for home improvements; the purchase of consumer goods of all types; and education, travel and other personal expenditures. The consolidation of credit card balances and other existing debt into term payouts continues to remain a popular financing option among consumers.

Additional information regarding the loan portfolio can be found in Item 8, Notes 1, 3, 8, 11 and 13 to the Consolidated Financial Statements.

MORTGAGE BANKING

In late 2011, the Company implemented a wholesale mortgage operation serviced through CSB. During 2012, management capitalized on the expertise of CSB’s newly hired personnel to substantially increase loans sold on the secondary market. Originations, primarily wholesale, totaled $244.1 million while sales were $220.3 million, leaving a year-end loans held for sale balance of $24.8 million. In 2011, originations, primarily retail, were $5.4 million; loans sold were $4.6 million; and loans held for sale were $947,000. Resulting mortgage banking gains for 2012 and 2011 were $1.8 million and $162,000, respectively. In addition to ramping up operations through the association with brokers, the historically low rate interest rate environment stimulated the refinance volume throughout 2012. Currently, the Company is not retaining the servicing on loans sold. Although the Company’s primary strategy is to sell long-term residential mortgages, loans are occasionally retained in the portfolio when requested by a customer or to enhance account relationships, and tend to be variable rate or shorter term. The mix of portfolio retained to those sold to investors will vary from year to year. Prospectively, the Company plans to shift to a more retail based volume versus the wholesale channel. Relative to this shift, loan origination offices will be sought within and beyond the Company’s current retail footprint.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of December 31, 2012, the Company had reserves for mortgage loans sold of $430,200. For the twelve months ended December 31, 2012, the Company recorded $411,500 in provision expense related to potential repurchase and warranties exposure on the $220.3 million in loan sales that occurred during that period. For the years ended December 31, 2012 and 2011, the Company did not repurchase any mortgage loans sold. As of December 31, 2011, the Company had reserves for mortgage loans sold of $18,700, with an equal amount in provision expense.

INVESTMENT SECURITIES

Investment securities are segregated into three separate portfolios: available-for-sale, held-to-maturity and trading. Each portfolio type has its own method of accounting. The Company currently does not maintain held-to-maturity or trading portfolios.

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

The following table shows the fair value of investment securities by type of obligation at December 31:

	(Amounts in thousands)
	2012	2011	2010
U.S. Treasury and U.S. Government agencies and corporations	$8,188	$20,675	$31,571
U.S. Government mortgage-backed and related securities	123,481	113,283	101,496
Private-label mortgage-backed and related securities	—	381	780
Obligations of states and political subdivisions	42,316	39,019	38,496
Trust preferred securities	7,612	9,145	12,779
Corporate securities	—	—	287
General Motors equity investments	—	364	—
Regulatory stock	3,049	3,049	3,049

Total fair value of investments	$184,646	$185,916	$188,458

Impairment Analysis of Investment Securities

Item 8, Note 2 in the Notes to the Consolidated Financial Statements contains the accounting and disclosures for securities impairment pursuant to FASB ASC Topic 320, Investments – Debt and Equity Securities.

Fair Value

The Company owns 12 trust preferred securities totaling $14.4 million (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. The market for these securities at December 31, 2012 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2012. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective discount rates on an overall basis generally range from 5.69% to 21.76% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.53 per $1.00 of par value is representative of the fair value of the 12 trust preferred securities.

The Company considered all information available as of December 31, 2012 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in 2010 and 2011. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2013 or later.

A summary of securities held at December 31, 2012, classified according to the earlier of next re-pricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed-rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Fair Value	Weighted Average Yield (1)
U.S. Government agencies and corporations:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	3,142	1.250
Maturing or repricing after five years but within ten years	5,046	2.300
Maturing or repricing after ten years	—	—

Total U.S. Government agencies and corporations	$8,188	1.897%

U.S. Government mortgage-backed and related securities:
Maturing or repricing within one year	$26,686	1.193%
Maturing or repricing after one year but within five years	23,864	1.817
Maturing or repricing after five years but within ten years	11,351	2.537
Maturing or repricing after ten years	61,580	2.775

Total U.S. Government mortgage-backed and related securities	$123,481	2.226%

Obligations of states and political subdivisions:
Maturing or repricing within one year	$455	6.008%
Maturing or repricing after one year but within five years	1,606	3.824
Maturing or repricing after five years but within ten years	6,379	4.874
Maturing or repricing after ten years	33,876	4.849

Total obligations of states and political subdivisions	$42,316	4.826%

Other securities (2):
Maturing or repricing within one year	$7,612	2.382%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	3,049	—

Total other securities	$10,661	1.701%

(1)	The weighted-average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted-average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amount of adjustment to interest, which is based on the statutory tax rate of 34%, was $707,000.
(2)	Regulatory stock is included in the maturing or repricing after ten years maturity bucket.

As of December 31, 2012, there were $8.1 million in callable U.S. Government agencies and $1.2 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, are likely to be called within the one year time horizon. These securities are categorized according to their contractual maturities, with $2.0 million classified as maturing after one year but within five years, $6.5 million classified as maturing after five years but within ten years and $800,000 classified as maturing after 10 years.

As of December 31, 2012, there was $10.1 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $700,000 maturing after one year but within five years, $2.1 million maturing after five years but within ten years and $7.3 million maturing after 10 years.

As of December 31, 2012, the carrying value of all investment securities totaled $184.6 million, a decrease of $1.3 million, or 0.7%, from the prior year. The decrease is partially due to the sale of $3.5 million in trust preferred securities. The Bank’s management elected to reinvest the majority of the proceeds from called and paid-down securities that were realized during the twelve months ended December 31, 2012. Additionally, by utilizing the available liquidity, the Bank was able to pay off FHLB advances and fund commercial loans. The investment portfolio represents 38.7% of each deposit dollar, down from 44.0 % at the prior year end. The allocation between single maturity investment securities and mortgage-backed securities shifted to a 33/67 split versus the 38/62 division of the previous year, as mortgage-backed securities increased by $9.8 million, or 8.6% from 2011.

Holdings of obligations of states and political subdivisions showed an increase of $3.3 million, or 8.4%, as purchases were largely offset by calls during the year. Amortization of purchase discounts resulted in a decrease of holdings of U.S. Treasury securities by approximately $10,000, or 7.5%. Investments in U.S. government agencies and corporations decreased by approximately $12.5 million, or 60.7%. The equity investment in General Motors was sold in 2012.

Holdings of trust preferred securities decreased by $1.5 million due to sales. The Company recognized $171,000 of OTTI on its trust preferred securities that flowed through non-interest income. The losses recorded in other comprehensive income decreased by $2.2 million.

Holdings of other securities remained relatively unchanged during the year.

The mix of mortgage-backed securities remained weighted in favor of fixed rate securities in 2012, although the portion of the mortgage-backed portfolio allocated to fixed-rate securities decreased from 96.0% to 88.0%. Floating rate and adjustable rate mortgage-backed securities provide some degree of protection against rising interest rates, while fixed-rate securities perform better in periods of stable-to-slightly declining interest rates. Included in the mortgage-backed securities portfolio are investments in collateralized mortgage obligations, which totaled $31.1 million and $39.4 million at December 31, 2012 and 2011, respectively. There were $4.8 in collateralized mortgage obligations sold in 2012 and $585,000 in collateralized mortgage obligations sold in 2011.

At December 31, 2012, a net unrealized loss of $1.7 million, net of tax, was included in shareholders’ equity as a component of other comprehensive loss, as compared to a net unrealized loss of $2.7 million, net of tax, as of December 31, 2011. Lower interest rates generally translate into more favorable market prices for debt securities; conversely, rising interest rates generally result in depreciation in the market value of debt securities. As the trust preferred securities are in an illiquid market, their valuation is driven by a discounted cash flow model, and the losses therein are the primary determinant of the overall loss position. A partial sale of these securities has lessened unrealized losses.

The Company has $7.6 million in investments considered to be structured notes as of December 31, 2012, a decrease of $1.5 million, or 17.0% from one year ago. The Company has no investments in other derivative products.

Additional information regarding investment securities can be found in Item 8, Notes 1 and 2 to the Consolidated Financial Statements.

DEPOSITS

The Company’s deposits are derived from the individuals and businesses located in its primary market area. Total deposits at year-end exhibited an increase of 12.8% to $476.9 million at December 31, 2012, as compared to $422.8 million at December 31, 2011. More than half of the growth is attributed to deposits from customers receiving signing bonuses relating to the lease of mineral rights on properties located in the Utica Shale region.

The Company’s deposit base consists of demand deposits, savings, money market and time deposit accounts. Average noninterest-bearing deposits increased 16.9% during 2012, while average interest-bearing deposits increased by 5.3%.

During 2012, noninterest-bearing deposits averaged $77.5 million, or 18.3%, of total average deposits compared to $66.3 million, or 16.8%, of total deposits in 2011. Core deposits, defined as deposits less certificates of deposit greater than $100,000, averaged $353.0 million for the year ended December 31, 2012, an increase of $27.6 million from the average level in 2011. During 2011, core deposits had averaged $325.4 million, an increase of $7.8 million from the preceding year.

Historically, the deposit base of the Company has been characterized by a significant aggregate amount of core deposits. Core deposits represents 83.2% of average total deposits in 2012 compared to 82.3% in 2011. Non-core deposits consist of Jumbo CDs, which are certificates of deposit in the amount of $100,000 or more.

The Company’s portfolio of certificates of deposit is sourced primarily from customers in the Bank’s immediate market area and does not include brokered deposits.

Over the past five years, noninterest-bearing and interest-bearing checking accounts have been fairly consistent as a percentage of total deposits. These products now comprise 26.0% of total deposits compared to 22.4% five years ago. The following graph depicts how the deposit mix has shifted during this five-year time frame.

Additional information regarding interest-bearing deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements.

OTHER ASSETS AND OTHER LIABILITIES

Premises and equipment totaled $6.6 million at December 31, 2012, an increase of $91,000 from $6.5 million at December 31, 2011. Bank-owned life insurance had a cash surrender value of $14.0 million at December 31, 2012 and $12.9 million at December 31, 2011. The Company purchased $694,000 in bank-owned life insurance in 2012 as part of its funding of executive post retirement benefits. Other assets decreased to $10.6 million at December 31, 2012 from $11.3 million at December 31, 2011. Included in other assets is a prepaid assessment paid to the FDIC in December of 2009. This prepayment is the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On a quarterly basis, this prepayment will be reduced, and at that time expensed, until the prepayment is depleted or June of 2013. The balance was $1.2 million at December 31, 2012, $1.5 million at December 31, 2011 and $2.1 million at December 31, 2010. Other real estate decreased to $145,000 at December 31, 2012 compared to $437,000 at December 31, 2011. Net deferred tax assets measured $5.0 million at December 31, 2012 compared to $6.4 million at December 31, 2011. $1.6 million of the deferred taxes were reclassified to a Federal income tax receivable due to the sale of trust preferred securities with impairment previously recorded.

Other liabilities increased to $4.7 million at December 31, 2012 from $3.9 million at December 31, 2011. The increase in 2012 is due to $630,000 in accruals related to the mortgage banking subsidiary. Other major components are accrued interest on deposits and borrowings which measured $359,000 and $441,000 in 2012 and 2011. Accrued expenses measure $2.7 million at December 31, 2012 and $2.5 million at December 31, 2011. Post-retirement benefits is the largest accrued expense item.

ASSET-LIABILITY MANAGEMENT

The Company’s executive management and Board of Directors routinely review the Company’s balance sheet structure for stability, liquidity and capital adequacy. The Company has defined a set of key control parameters which provide various measures of the Company’s exposure to changes in interest rates. The Company’s asset-liability management goal is to produce a net interest margin that is relatively stable despite interest rate volatility, while maintaining an acceptable level of earnings. Net interest income is the difference between total interest earned on a fully taxable equivalent basis and total interest expensed. The net interest margin ratio expresses this difference as a percentage of average earning assets. In the past five years, the net interest margin has averaged 3.51% ranging between 3.19% and 3.72% as depicted in the following graph.

Included among the various measurement techniques used by the Company to identify and manage exposure to changing interest rates is the use of computer-based simulation models. Computerized simulation techniques enable the Company to explore and measure net interest income volatility under alternative asset deployment strategies, different interest rate environments, various product offerings and changing growth patterns.

During 2012, the effective maturities of earning assets tended to shorten as rates in the credit markets remained extremely low. Federal Reserve policy makers kept the short-term rates in the range of 0.00% to 0.25% during all of 2012 in an attempt to ease strains in the financial market, soften the effects of the housing correction and help avoid a recession. With rates low during the year, prepayments on loans and mortgage-backed securities remained high, causing the effective maturities of existing earning assets to shorten during 2012. During the year, management invested the excess funds, with an allocation towards municipal bonds and mortgage-backed securities.

The computerized simulation techniques utilized by management provide a more sophisticated measure of the degree to which the Company’s interest sensitive assets and liabilities may be impacted by changes in the general level of interest rates. These analyses show the Company’s net interest income remaining relatively neutral within the economic and interest rate scenarios anticipated by management. As previously noted, the Company’s net interest margin has remained in the range of 3.19% to 3.72% over the past five years, a period characterized by significant shifts in the mix of earning assets and the direction and level of interest rates. The targeted Federal funds rate during that period ranged from a low of 0.00% to 4.25%, as Federal Reserve monetary policy turned from guarding against deflation to warding off inflationary threats to attempting to recover from a recession and softening the effects of the housing correction.

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

Anticipated principal repayments on mortgage-backed securities along with investment securities maturing or called amounted to $50.0 million at December 31, 2012, representing 27.1% of the total combined portfolio, compared to $54.7 million, or 29.4%, of the portfolio a year ago.

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2009 and the Insured Cash Sweep (ICS) program in 2011. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At December 31, 2012, the Bank did not have any deposits in the CDARS® program, but had $2.5 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits are generally from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the FHLB, which provides its primary source of liquidity. At December 31, 2012, the Bank had approximately $6.8 million available of collateral-based borrowing capacity at FHLB of Cincinnati and $0.6 million of availability at the Federal Reserve Discount window. Additionally, the FHLB has committed a $25.8 million cash management line subject to posting additional collateral. The Bank has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At December 31, 2012, the Bank had brokered certificates of deposit of $3.2 million and at December 31, 2011 there was no outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of December 31, 2012 and 2011. Unpledged securities of $67.7 million are also available for borrowing under repurchase agreements, as additional collateral for FHLB lines of credit or to sell to generate liquidity.

CSB obtains its funding through the Bank. It is anticipated that the Bank will utilize short term borrowings under its FHLB cash management line to fund the needs of CSB. Upon establishing an inventory of loans held for sale, such loans may be used as additional collateral for FHLB borrowings.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from the Bank. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends in 2013 is $7.1 million plus 2013 profits retained up to the date of the dividend declaration. Future dividend payments by the Bank to the Company are based upon future earnings. The Company has cash of $244,000 at December 31, 2012 available to meet cash needs. It also holds a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay the quarterly interest payment on the debentures, to pay dividends to common shareholders and to fund operating expenses.

In May 2012, the Bank closed its North Bloomfield branch in an effort to consolidate it with the Bristol branch approximately five miles away. Any loss of deposits or customers did not have a material effect on liquidity or consolidated deposit totals.

Cash and cash equivalents increased from $16.2 million in 2011 to $27.6 million in 2012. The following table details the cash flows from operating activities for the years ended 2012, 2011 and 2010.

	(Amounts in thousands)
	December 31,
	2012	2011	2010
Net income	$2,913	$4,072	$3,271
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	3,060	2,411	1,807
Provision for loan losses	3,020	1,196	505
Investment securities gains, net	(14)	(882)	(1,018)
Impairment losses on investment securities	171	202	2,712
Other real estate losses	35	113	55
Originations of mortgage banking loans held for sale	(244,112)	(5,410)	(11,856)
Proceeds from the sale of mortgage banking loans	222,075	4,887	11,830
Net mortgage banking income	(1,772)	(162)	(236)
Proceeds from IRS tax refund	—	1,400	(1,400)
Changes in:
Deferred tax expense (benefit)	973	(61)	766
Prepaid FDIC assessment	272	647	809
Bank-owned life insurance	(510)	(496)	(525)
Federal income tax receivable	(1,719)	—	—
Other assets and liabilities	697	339	(745)

Net cash flows from operating activities	$(14,911)	$8,256	$5,975

Key variations stem from: 1) Amortization on investments measured $2.4 million at December 31, 2012 compared to $1.8 million at December 31, 2011 and $1.2 million at December 31, 2010, reflecting more securities purchased at a premium in this low rate environment. 2) $1.9 million of the $3.0 million provision for loan losses in 2012 relates to the charge-off of a single credit. 3) Gains were recognized on the sale, call or maturity of investments of $14,000 in 2012 compared to $882,000 in 2011 and $1.0 million in the same period of 2010. 4) In 2011, a refund of $1.4 million was received from the IRS. This was recorded at December 31, 2010 as a receivable as a result of $6.0 million of impaired security expense considered permanent for tax purposes. 5) Loans held for sale increased by $23.8 million in 2012 compared to $685,000 in 2011 and $210,000 in 2010 due to increased activity of the mortgage banking company. 6) $1.6 million of the deferred taxes were reclassified to a Federal income tax receivable due to the sale of trust preferred securities with impairment previously recorded. Refer to the Consolidated Statements of Cash Flows in Item 8 for a summary of the sources and uses of cash for 2012, 2011 and 2010.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has various obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced Item 8, Notes to the Consolidated Financial Statements.

		(Amounts in thousands)
		Payments Due in:
	See Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Non-interest bearing deposits		$91,675	$—	$—	$—	$91,675
Interest bearing deposits(a)	5	232,180	—	—	—	232,180
Average rate (b)		0.13%				0.13%
Certificates of deposit (a)	5	94,631	24,298	8,518	25,599	153,046
Average rate (b)		0.77%	2.06%	1.96%	2.94%	1.41%
Federal funds purchased and security repurchase agreements (a)	6	4,051	—	—	—	4,051
Average rate (b)		0.13%				0.13%
FHLB advances (a)	6	7,500	16,500	18,000	—	42,000
Average rate (b)		1.06%	2.53%	4.07%	4.12%	2.95%
Subordinated debt	7	—	—	—	5,155	5,155
Average rate (b)					1.76%	1.76%
Operating leases	8	99	198	115	33	445

(a)	Excludes present and future accrued interest.
(b)	Variable rate obligations reflect interest rates in effect at December 31, 2012.

The Company’s operating lease obligations represent short and long-term lease and rental payments for the Bank’s branch facilities.

The Company also has obligations under its supplemental retirement plans as described in Item 8, Note 9 to the Consolidated Financial Statements. The postretirement benefit payments represent actuarially-determined future benefit payments to eligible plan participants. The Corporation does not have any commitments or obligations to the defined contribution retirement plan (401(k) plan) at December 31, 2012 due to the funded status of the plan. Additional information regarding benefit plans can be found in Item 8, Note 9 to the Consolidated Financial Statements.

Off-balance sheet arrangements/commitments: The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2012. Additional information regarding commitments can be found in Item 8, Note 8 to the Consolidated Financial Statements.

	(Amounts in thousands)
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial (including commercial real estate)	$25,727	$1	$271	$19,720	$45,719
Revolving home equity	14,174	—	—	—	14,174
Overdraft protection	9,814	—	—	—	9,814
Other	667	—	—	—	667
Residential real estate	2,131	—	—	44	2,175
Standby letters of credit	403	56	8	10	477
Mortgage banking derivative commitments:
Interest rate lock commitments	$65,536	—	—	—	$65,536
Forward contracts for the future delivery of mortgage loans	15,731	—	—	—	15,731
Forward contracts for the future purchase of mortgage-backed securities	52,000	—	—	—	52,000

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

As a result of the decline in the value of the Bank’s trust preferred securities, the regulatory capital levels of the Bank have declined. As a result of investment downgrades by the rating agencies, all of the 12 trust preferred securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $55.3 million, well above the $13.9 million in amortized cost of these securities as of December 31, 2012, thereby significantly diluting the regulatory capital ratios.

Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of December 31, 2012 and December 31, 2011, as supported by the data in the following table. As of those dates, the Company was “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio requirements to be:
	December 31, 2012	December 31, 2011	Well Capitalized	Adequately Capitalized
Total risk-based capital to risk-weighted assets	14.10%	14.18%	10.00%	8.00%
Tier I capital to risk-weighted assets	13.15%	13.37%	6.00%	4.00%
Tier I capital to average assets	9.63%	10.39%	5.00%	4.00%

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

	(Amounts in thousands)
	2012	2011
Tier 1 Capital	$53,996	$51,739
Tier 2 Capital	3,909	3,142

QUALIFYING CAPITAL	$57,905	$54,881

Risk-Adjusted Total Assets (*)	$410,773	$387,091

Tier 1 Risk- Based Capital Excess	$29,350	$28,514
Total Risk- Based Capital Excess	16,828	16,172
Total Leverage Capital Excess	25,966	27,028

(*)	Includes off-balance sheet exposures

Total assets for leverage capital purposes is calculated as average assets less intangibles, disallowed deferred tax assets and the net unrealized market value adjustment of year end investment securities available-for-sale, which averaged $560.6 million and $494.2 million for the years ended December 31, 2012 and December 31, 2011, respectively.

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at December 31, 2012. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (lower) than the rates in effect at December 31, 2012. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During 2012, the Federal Reserve kept its target rate for overnight federal funds constant. At December 31, 2012, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 173 from the positive 187 basis points that existed at December 31, 2011, indicating that the yield curve had become less steeply upward sloping. At December 31, 2012, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $16.3 million for the year ending December 31, 2013.

	(Amounts in thousands)
	Net Interest Income	$ Change	% Change
Change in interest rates:
Graduated increase of +300 basis points	$18,031	$1,755	10.8%
Short-term rates unchanged (base case)	16,276
Graduated decrease of -300 basis points	13,499	(2,777)	(17.1)%

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk – Not applicable to the Company because it is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a provision of the Dodd-Frank Act which eliminates such requirements for “smaller reporting companies” as defined by the Securities and Exchange Commission regulations.

/s/ James M. Gasior	/s/ David J. Lucido
James M. Gasior President and Chief Executive Officer	David J. Lucido Senior Vice President and Chief Financial Officer

Cortland, Ohio March 29, 2013	Cortland, Ohio March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cortland Bancorp

Cortland, Ohio

We have audited the accompanying consolidated balance sheets of Cortland Bancorp (the “Company”) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Cortland Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

S.R. Snodgrass, A.C.

Wexford, Pennsylvania

March 29, 2013

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$18,538	$10,055
Interest-earning deposits and other earning assets	9,039	6,121

Total cash and cash equivalents	27,577	16,176

Investment securities available-for-sale (Note 2)	184,646	185,916
Loans held for sale	24,756	947
Total loans (Note 3)	317,282	289,096
Less allowance for loan losses (Note 3)	(3,825)	(3,058)

Net loans	313,457	286,038

Premises and equipment	6,565	6,474
Bank-owned life insurance	14,009	12,937
Other assets	11,230	11,342

Total assets	$582,240	$519,830

LIABILITIES
Noninterest-bearing deposits	$91,675	$70,726
Interest-bearing deposits (Note 5)	385,226	352,039

Total deposits	476,901	422,765

Short-term borrowings	4,051	4,773
Federal Home Loan Bank advances—short term (Note 6)	7,500	6,500
Federal Home Loan Bank advances—long term (Note 6)	34,500	31,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	4,681	3,918

Total liabilities	532,788	474,111

Commitments and contingent liabilities (Notes 8 and 16)
SHAREHOLDERS’ EQUITY
Common stock—$5.00 stated value—authorized 20,000,000 shares; issued 4,728,267 shares in 2012 and 2011; outstanding shares, 4,525,518 in 2012 and 4,525,530 in 2011 (Note 1)	23,641	23,641
Additional paid-in capital (Note 1)	20,850	20,850
Retained earnings	10,262	7,485
Accumulated other comprehensive loss (Note 1)	(1,707)	(2,663)
Treasury stock, at cost, 202,749 shares in 2012 and 202,737 shares in 2011	(3,594)	(3,594)

Total shareholders’ equity (Note 14)	49,452	45,719

Total liabilities and shareholders’ equity	$582,240	$519,830

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the year ended December 31,
	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$16,260	$15,264	$14,706
Interest and dividends on investment securities:
Taxable interest	3,174	4,241	5,397
Nontaxable interest	1,411	1,421	1,517
Dividends	139	133	160
Other interest income	31	51	92

Total interest income	21,015	21,110	21,872

INTEREST EXPENSE
Deposits	2,698	3,293	4,079
Other short-term borrowings	5	5	10
Federal Home Loan Bank advances—short term	79	95	847
Federal Home Loan Bank advances—long term	1,189	1,247	1,338
Subordinated debt	100	92	93

Total interest expense	4,071	4,732	6,367

Net interest income	16,944	16,378	15,505
PROVISION FOR LOAN LOSSES (Note 3)	3,020	1,196	505

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,924	15,182	15,000

NON-INTEREST INCOME
Fees for customer services	2,041	2,229	2,234
Investment securities gains—net	14	882	1,018
Impairment losses on investment securities:
Total other-than-temporary impairment losses	(35)	(141)	(43)
Portion of gains recognized in other comprehensive income (before tax)	(136)	(61)	(2,669)

Net impairment losses recognized in earnings	(171)	(202)	(2,712)
Mortgage banking gains	1,772	162	236
Other real estate losses—net	(35)	(113)	(55)
Earnings on bank-owned life insurance	510	496	525
Other non-interest income	188	104	87

Total non-interest income	4,319	3,558	1,333
NON-INTEREST EXPENSES
Salaries and employee benefits	8,706	7,366	6,389
Net occupancy and equipment expense	1,794	1,734	1,801
State and local taxes	497	465	430
FDIC insurance expense	297	673	867
Professional fees	801	761	750
Loss on partnership	444	—	—
Other non-interest expenses	2,949	2,476	2,204

Total non-interest expenses	15,488	13,475	12,441

INCOME BEFORE FEDERAL INCOME TAX EXPENSE	2,755	5,265	3,892
Federal income tax (benefit) expense (Note 10)	(158)	1,193	621

NET INCOME	$2,913	$4,072	$3,271

EARNINGS PER SHARE, BOTH BASIC AND DILUTED (Note 1)	$0.64	$0.90	$0.72
CASH DIVIDENDS DECLARED PER SHARE	$0.03	$—	$—

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the year ended December 31,
	2012	2011	2010
Net income	$2,913	$4,072	$3,271
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,292	370	841
Tax effect	(439)	(126)	(286)
Reclassification adjustment for other-than-temporary impairment losses on debt securities	171	202	2,712
Tax effect	(58)	(69)	(922)
Reclassification adjustment for net gains realized in net income	(14)	(882)	(1,018)
Tax effect	4	300	346

Total other comprehensive income (loss)	956	(205)	1,673

Total comprehensive income	$3,869	$3,867	$4,944

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2009	$23,641	$20,850	$142	$(4,131)	$(3,594)	$36,908
Comprehensive income:
Net income	—	—	3,271	—	—	3,271
Other comprehensive income, net of tax	—	—	—	1,673	—	1,673

Balance at December 31, 2010	23,641	20,850	3,413	(2,458)	(3,594)	41,852
Comprehensive income:
Net income	—	—	4,072	—	—	4,072
Other comprehensive loss, net of tax	—	—	—	(205)	—	(205)

Balance at December 31, 2011	23,641	20,850	7,485	(2,663)	(3,594)	45,719
Comprehensive income:
Net income	—	—	2,913	—	—	2,913
Other comprehensive income, net of tax	—	—	—	956	—	956
Common stock transactions:
Cash dividend declared ($0.03 per share)	—	—	(136)	—	—	(136)

Balance at December 31, 2012	$23,641	$20,850	$10,262	$(1,707)	$(3,594)	$49,452

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended December 31,
	2012	2011	2010
Net cash (deficit) flow from operating activities
Net income	$2,913	$4,072	$3,271
Adjustments to reconcile net income to net cash flows (deficit) from operating activities:
Depreciation, amortization and accretion	3,060	2,411	1,807
Provision for loan losses	3,020	1,196	505
Deferred tax benefit	973	(61)	766
Investment securities gains, net	(14)	(882)	(1,018)
Impairment losses on investment securities	171	202	2,712
Other real estate losses	35	113	55
Originations of mortgage banking loans held for sale	(244,112)	(5,410)	(11,856)
Proceeds from the sale of mortgage banking loans	222,075	4,887	11,830
Net mortgage banking income	(1,772)	(162)	(236)
Earnings on bank-owned life insurance	(510)	(496)	(525)
Proceeds from IRS refund	—	1,400	(1,400)
Changes in:
Interest receivable	154	205	(12)
Interest payable	(81)	(94)	(190)
Prepaid FDIC assessment	272	647	809
Federal income tax receivable	(1,719)	—	—
Other assets and liabilities	624	228	(543)

Net cash flows (deficit) from operating activities	(14,911)	8,256	5,975

Net cash flow (deficit) from investing activities
Purchases of securities	(71,540)	(57,746)	(85,753)
Proceeds from sales of securities	24,796	14,458	15,153
Proceeds from call, maturity and principal payments on securities	46,884	44,370	53,682
Net increase in loans made to customers	(30,509)	(24,636)	(17,737)
Proceeds from disposition of other real estate	327	378	149
Proceeds of bank-owned life insurance	—	—	1,138
Purchases of bank-owned life insurance	(694)	—	—
Purchases of premises and equipment	(730)	(336)	(175)

Net cash deficit from investing activities	(31,466)	(23,512)	(33,543)

Net cash flow (deficit) from financing activities
Net increase in deposit accounts	54,136	31,256	4,014
Repayments of Federal Home Loan Bank advances	(1,500)	(23,500)	(15,500)
Proceeds from Federal Home Loan Bank	6,000	8,000	12,000
Net decrease in short-term borrowings	(722)	(128)	(1,965)
Dividends paid	(136)	—	—

Net cash flow (deficit) from financing activities	57,778	15,628	(1,451)

Net change in cash and cash equivalents	11,401	372	(29,019)

Cash and cash equivalents
Beginning of period	16,176	15,804	44,823

End of period	$27,577	$16,176	$15,804

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$400	$1,490	$1,395
Interest	$4,152	$4,826	$6,557
Transfer of loans to other real estate owned	$70	$80	$365

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

Principles of Consolidation: The consolidated financial statements include the accounts of Cortland Bancorp (the Company) and its wholly-owned subsidiaries, Cortland Savings and Banking Company (the Bank), CSB Mortgage Company, Inc. and New Resources Leasing Co. All significant intercompany balances and transactions have been eliminated.

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

Investment Securities: Investments in debt and equity securities are classified as available-for-sale, held-to-maturity or trading. Securities classified as available-for-sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so. Securities classified as held-to-maturity are those that management has the positive intent and ability to hold to maturity. The Company currently has no securities classified as held-to-maturity or trading.

Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders’ equity, net of tax effects. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount premiums. Premiums and discounts on securities are amortized on the level-yield method without anticipating payments, except for both U.S. Government and private-label mortgage-backed and related securities where twelve months of historical prepayments are taken into consideration.

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

Troubled Debt Restructurings (TDR): A loan is classified as a TDR when management grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, except in situations of economic difficulties. Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches non-accrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. In addition to the allowance for the pooled portfolios, management has developed a separate allowance for loans that are identified as impaired through aTDR. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment.

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

Intangible Asset: A core deposit intangible asset resulting from a branch acquisition was being amortized over a 15 year period. The intangible asset was fully amortized at December 31, 2010, and was included in other assets on the consolidated balance sheets. The annual expense was $24,000 in 2010.

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

Other Comprehensive Income: Accumulated other comprehensive income (loss) for the Company is comprised solely of unrealized holding gains (losses) on available-for-sale securities, net of tax.

Per Share Amounts: Basic and diluted earnings per common share are based on weighted average shares outstanding.

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2012	2011	2010
Net income (amounts in thousands)	$2,913	$4,072	$3,271
Weighted average common shares outstanding	4,525,524	4,525,538	4,525,546
Basic earnings per common share	$0.64	$0.90	$0.72
Diluted earnings per common share	$0.64	$0.90	$0.72

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

Reclassifications: Certain items in the financial statements for 2011 and 2010 have been reclassified to conform to the 2012 presentation.

Authoritative Accounting Guidance:

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosure in Note 11.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact that these disclosures will have on its financial statements.

NOTE 2—INVESTMENT SECURITIES

The following is a summary of investment securities:

	(Amounts in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Investment securities available-for-sale
U.S. Treasury securities	$113	$10	$—	$123
U.S. Government agencies and corporations	8,038	27	—	8,065
Obligations of states and political subdivisions	40,374	1,973	31	42,316
U.S. Government-sponsored mortgage-backed securities	90,858	2,071	590	92,339
U.S. Government-sponsored collateralized mortgage obligations	30,917	300	75	31,142
Trust preferred securities	13,883	—	6,271	7,612

Total debt securities	184,183	4,381	6,967	181,597
Regulatory stock	3,049	—	—	3,049

Total available-for-sale	$187,232	$4,381	$6,967	$184,646

December 31, 2011
Investment securities available-for-sale
U.S. Treasury securities	$119	$14	$—	$133
U.S. Government agencies and corporations	20,280	262	—	20,542
Obligations of states and political subdivisions	37,419	1,602	2	39,019
U.S. Government-sponsored mortgage-backed securities	71,078	3,102	91	74,089
U.S. Government-sponsored collateralized mortgage obligations	39,131	318	255	39,194
Private-label mortgage-backed securities	127	3	—	130
Private-label collateralized mortgage obligations	518	—	267	251
Trust preferred securities	17,600	4	8,459	9,145

Total debt securities	186,272	5,305	9,074	182,503
Regulatory stock	3,049	—	—	3,049
General Motors equity investments	631	—	267	364

Total available-for-sale	$189,952	$5,305	$9,341	$185,916

At December 31, 2012 and 2011, regulatory stock consisted of $2.8 million and $226,000, respectively, in Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank (FED) stock. Each investment is carried at cost, and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FED.

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

While the FHLBs have been negatively impacted by the current economic conditions, the FHLB of Cincinnati has reported profits for 2012, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2012 or 2011.

The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Investment securities available-for-sale
Due in one year or less	$172	$178
Due after one year through five years	4,666	4,749
Due after five years through ten years	11,046	11,425
Due after ten years	46,524	41,764

Total investment securities available-for-sale	62,408	58,116
U.S. Government-sponsored mortgage-backed and related securities	121,775	123,481

Total investment securities	$184,183	$181,597

The following table sets forth the proceeds, gains and losses realized on securities sold or called for each of the years ended December 31:

	(Amounts in thousands)
	2012	2011	2010
Securities sold	$24,796	$14,458	$15,153
Gross realized gains	1,168	562	920
Gross realized losses	1,188	33	—
Securities called	2,537	1,939	7,914
Gross realized gains	8	9	98
Gross realized losses	4	—	—
Exchange on General Motors securities:
Gross realized gains	30	344	—

Investment securities with a carrying value of approximately $107.6 million at December 31, 2012 and $106.4 million at December 31, 2011 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2012:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored mortgage-backed securities	$—	$—	$47,358	$590	$47,358	$590
U.S. Government-sponsored collateralized mortgage obligations	—	—	4,825	75	4,825	75
Obligations of states and political subdivisions	4,176	31	—	—	4,176	31
Trust preferred securities	—	—	7,612	6,271	7,612	6,271

Total	$4,176	$31	$59,795	$6,936	$63,971	$6,967

The above table represents 46 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2011:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored mortgage-backed securities	$13,593	$91	$—	$—	$13,593	$91
U.S. Government-sponsored collateralized mortgage obligations	14,866	220	1,858	35	16,724	255
Private-label collateralized mortgage obligation	—	—	249	267	249	267
Obligations of states and political subdivisions	—	—	1,064	2	1,064	2
Trust preferred securities	—	—	8,628	8,459	8,628	8,459
General Motors equity investments	364	267	—	—	364	267

Total	$28,823	$578	$11,799	$8,763	$40,622	$9,341

The above table represents 45 investment securities where the current value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized loss on these securities at December 31, 2012 was $6.3 million, compared to an $8.5 million loss at December 31, 2011.

The unrealized losses on the Company’s investment in obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed securities, and U.S. Government-sponsored collateralized mortgage obligations were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

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

In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in comprehensive income. The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in comprehensive income.

As more fully disclosed in Note 11, the Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at December 31, 2012 and 2011. The Company recorded impairment credit losses in earnings on available-for-sale securities of $171,000, $202,000 and $2,712,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The $136,000, $61,000 and $2,669,000 represents a previously recorded non-credit portion of impairment that was recognized in other comprehensive loss and represents credit-related impairments during the years ended December 31, 2012, 2011 and 2010 respectively.

	(Amounts in thousands)
	December 31,
	2012	2011	2010
Trust preferred securities	$171	$202	$2,712

Total	$171	$202	$2,712

As of December 31, 2012, the Company recognized cumulative OTTI of $351,000 attributable to 2 trust preferred securities with a cost basis of $2.8 million. As of December 31, 2011, the Company recognized cumulative OTTI of $16.6 million attributable to 20 trust preferred securities with a cost basis of $22.6 million. The impairment charges were recognized after determining the likely future cash flows of these securities had been adversely impacted. Refer to Note 11 for additional discussion of trust preferred securities impairment.

The following provides a cumulative roll forward of credit losses recognized in earnings for trust preferred securities held for the years ended:

	(Amounts in thousands)
	December 31,
	2012	2011	2010
Beginning balance	$10,674	$10,472	$13,687
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	(5,927)
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	97
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	171	202	2,615
Sale of debt securities	(10,494)	—	—

Ending balance	$351	$10,674	$10,472

During the third quarter of 2012, the Company explored the possible sale of the trust preferred securities collateralized by banks through various brokerage firms. With the lack of an active market for these securities, the brokers sought bids individually for the securities from potential buyers in their client base. Through this process, the Company was able to sell 19 of the 22 bank collateralized positions realizing a nominal net loss of $164,000. All of these securities exhibited evidence of significant deterioration in issuers’ creditworthiness. The three remaining bank collateralized positions, as well as the 9 positions collateralized by insurance companies, have historically not exhibited material other-than-temporary impairment, thus were excluded from sale considerations. The Company continues to have both the intent and ability to hold these securities to maturity. Also during the third quarter of 2012, the Company disposed of the two remaining private-label mortgage-backed securities, thereby eliminating all future risk and uncertainty relating to this investment category. A net loss of $288,000 was realized on the sale of these securities.

In April 2011, as approved by the U.S. Bankruptcy court, unsecured bondholders of General Motors Corporation (“GM”) began receiving partial distributions in accordance with the Amended Joint Chapter 11 Plan (the “Plan”). The Company owned $2.4 million par value of unsecured bonds determined to be other than temporarily impaired in 2008 and written down by $1.3 million in 2008 and $815,000 in 2009 to a value of $287,000. In accordance with the Plan, the Company received in exchange for the bonds 9,564 shares of GM common shares, 8,694 GM Class A Warrants exercisable at $10.00 per share, 8,694 GM Class B Warrants exercisable at $18.33 per share and 2,401 shares of Motors Liquidation Company GUC Trust in several distributions during 2011 and 2012. On November 29, 2012, the Company elected to sell all of its shares of GM common stock, all shares of GM Class A and Class B Warrants and all shares of Motors Liquidation Company GUC Trust. The Company realized a net loss of $139,000 on this transaction. The Company still holds escrow stubs representing any remaining distributions from the bankruptcy trust.

At December 31, 2012, there was $2.8 million of investment securities considered to be in non-accrual status. This balance is comprised of 3 of its 12 investments in trust preferred securities. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	December 31, 2012		December 31, 2011
	Balance	%	Balance	%
Commercial real estate	$193,417	61.1	$160,319	55.5
Commercial	62,312	19.6	60,233	20.8
Residential real estate	39,091	12.3	45,780	15.8
Consumer—other	4,552	1.4	5,848	2.0
Consumer—home equity	17,910	5.6	16,916	5.9

Total loans	$317,282		$289,096

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented loans in the portfolio by product type. Loans are segmented into the following pools: commercial loans, commercial real estate loans, residential real estate loans and consumer loans. The Company also sub-segments the consumer loan portfolio into the following two classes: home equity loans and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over multiple periods for all portfolio segments. Management evaluates these results and utilizes the most reflective period in the calculation. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor.

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

The following factors are analyzed and applied to loans internally graded with higher risk credit in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

The following is an analysis of changes in the allowance for loan losses:

	(Amounts in thousands)
	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
December 31, 2012
Balance at beginning of period	$565	$1,803	$92	$128	$470	$3,058
Loan charge-offs	(1,937)	(36)	(152)	(59)	(231)	(2,415)
Recoveries	9	37	57	13	46	162

Net loan charge-offs	(1,928)	1	(95)	(46)	(185)	(2,253)
Provision charged to operations	2,002	812	107	41	58	3,020

Balance at end of period	$639	$2,616	$104	$123	$343	$3,825

	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
December 31, 2011
Balance at beginning of period	$249	$1,611	$112	$111	$418	$2,501
Loan charge-offs	—	(211)	(168)	(91)	(362)	(832)
Recoveries	3	118	60	6	6	193

Net loan charge-offs	3	(93)	(108)	(85)	(356)	(639)
Provision charged to operations	313	285	88	102	408	1,196

Balance at end of period	$565	$1,803	$92	$128	$470	$3,058

	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
December 31, 2010
Balance at beginning of period	$209	$1,666	$157	$90	$315	$2,437
Loan charge-offs	(1)	(204)	(168)	(14)	(229)	(616)
Recoveries	—	58	96	3	18	175

Net loan charge-offs	(1)	(146)	(72)	(11)	(211)	(441)
Provision charged to operations	41	91	27	32	314	505

Balance at end of period	$249	$1,611	$112	$111	$418	$2,501

The total allowance of $3.825 million reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date. The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the years ended December 31, 2012 and 2011:

	(Amounts in thousands)
	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
December 31, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$49	$423	$—	$—	$—	$472
Collectively evaluated for impairment	590	2,193	104	123	343	3,353

Total ending allowance balance	$639	$2,616	$104	$123	$343	$3,825

Loan Portfolio:
Individually evaluated for impairment	$49	$5,031	$—	$—	$—	$5,080
Collectively evaluated for impairment	62,263	188,386	4,552	17,910	39,091	312,202

Total ending loans balance	$62,312	$193,417	$4,552	$17,910	$39,091	$317,282

	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
December 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$69	$55	$—	$—	$—	$124
Collectively evaluated for impairment	496	1,748	92	128	470	2,934

Total ending allowance balance	$565	$1,803	$92	$128	$470	$3,058

Loan Portfolio:
Individually evaluated for impairment	$69	$2,618	$—	$—	$—	$2,687
Collectively evaluated for impairment	60,164	157,701	5,848	16,916	45,780	286,409

Total ending loans balance	$60,233	$160,319	$5,848	$16,916	$45,780	$289,096

The following tables represent credit exposures by internally assigned grades for years ended December 31, 2012 and 2011, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following is a summary of credit quality indicators by internally assigned grade as of December 31, 2012 and 2011.

	(Amounts in thousands)
	Commercial	Commercial real estate	Total
December 31, 2012
Pass	$60,387	$175,367	$235,754
Special Mention	1,182	11,135	12,317
Substandard	743	6,915	7,658
Doubtful/Loss	—	—	—

Ending Balance	$62,312	$193,417	$255,729

	Commercial	Commercial real estate	Total
December 31, 2011
Pass	$57,545	$142,781	$200,326
Special Mention	503	8,269	8,772
Substandard	2,185	9,269	11,454
Doubtful/Loss	—	—	—

Ending Balance	$60,233	$160,319	$220,552

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following is a summary of consumer credit exposure as of December 31, 2012 and 2011.

	(Amounts in thousands)
	Consumer-other	Consumer - home equity	Residential real estate
December 31, 2012
Performing	$4,525	$17,838	$38,602
Nonperforming	27	72	489

Total	$4,552	$17,910	$39,091

	Consumer-other	Consumer - home equity	Residential real estate
December 31, 2011
Performing	$4,775	$16,805	$44,938
Nonperforming	1,073	111	842

Total	$5,848	$16,916	$45,780

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

There were $2.9 million in TDRs at December 31, 2012 and $1.2 million at December 31, 2011. The total interest recognized on these loans was $165,000, $69,000 and $90,000 for the periods ending December 31, 2012, 2011 and 2010, respectively. Had the loans not been restructured, no additional interest would have had been recorded at December 31, 2012, while $16,000 at December 31, 2011 and $12,000 at December 31, 2010 would have been recorded.

The following presents, by class, information related to loans modified in a TDR during the periods ended (1):

	(Amounts in thousands)
	December 31, 2012			December 31, 2011			December 31, 2010
Troubled Debt Restructurings (amounts in thousands)	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)	Number of Contracts	Recorded Investment (as of period end)	Increase in the Allowance (as of period end)
Commercial Real Estate	4	$1,721	$148	—	$—	$—	—	$1,155	$23

Total	4	$1,721	$148	—	$—	$—	—	$1,155	$23

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

Of the 4 additions to troubled debt restructured loans, 3 had no interest rate changes. Restructuring involved items such as new guarantees, additional loans and loan term changes. One loan had a rate reduction from 6.5% to 5.0%.

There were no loans modified in a TDR from January 1, 2010 through December 31, 2011 that subsequently defaulted (i.e., 60 days or more past due following a modification) during the years ended December 31, 2012 and 2011.

The following is an aging analysis of the recorded investment of past due loans as of December 31:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
2012
Commercial real estate	$32	$—	$2,182	$2,214	$191,203	$193,417	$—
Commercial	—	—	49	49	62,263	62,312	—
Residential real estate	72	158	384	614	38,477	39,091	—
Consumer:
Consumer—home equity	—	—	62	62	17,848	17,910	—
Consumer—other	14	—	27	41	4,511	4,552	—

Total	$118	$158	$2,704	$2,980	$314,302	$317,282	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
2011
Commercial real estate	$50	$—	$515	$565	$159,754	$160,319	$—
Commercial	1	—	69	70	60,163	60,233	—
Residential real estate	296	112	667	1,075	44,705	45,780	—
Consumer:
Consumer—home equity	—	3	90	93	16,823	16,916	—
Consumer—other	54	33	1,039	1,126	4,722	5,848	—

Total	$401	$148	$2,380	$2,929	$286,167	$289,096	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at December 31, 2012 and 2011. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the years ended December 31, 2012, 2011 and 2010.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded:
Commercial real estate	$789	$789	$—
With an allowance recorded:
Commercial real estate	$4,242	$4,242	$423
Commercial	49	49	49

Total:
Commercial real estate	$5,031	$5,031	$423
Commercial	49	49	49

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2011
With no related allowance recorded:
Commercial real estate	$1,218	$1,218	$—
With an allowance recorded:
Commercial real estate	$1,400	$1,400	$55
Commercial	69	69	69

Total:
Commercial real estate	$2,618	$2,618	$55
Commercial	69	69	69

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance recorded:
Commercial real estate	$1,196	$3
Commercial	17	—
With an allowance recorded:
Commercial real estate	$3,177	$117
Commercial	58	—

Total:
Commercial real estate	$4,373	$120
Commercial	75	—

	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded:
Commercial real estate	$951	$66
Commercial	42	—
With an allowance recorded:
Commercial real estate	$1,320	$74
Commercial	83	—

Total:
Commercial real estate	$2,271	$140
Commercial	125	—

	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial real estate	$233	$2
Commercial	18	—
With an allowance recorded:
Commercial real estate	$364	$2
Commercial	128	3

Total:
Commercial real estate	$597	$4
Commercial	146	3

The following is a summary of classes of loans on non-accrual status as of:

	(Amounts in thousands)
	December 31, 2012	December 31, 2011
Commercial real estate	$2,336	$1,470
Commercial	49	70
Residential real estate	489	842
Consumer:
Consumer—other	27	1,073
Consumer—home equity	72	111

Total	$2,973	$3,566

Gross income that should have been recorded in income on nonaccrual loans was $207,000, $305,000 and $177,000 as of December 31, 2012, 2011 and 2010, respectively. Actual interest included in income on these nonaccrual loans amounts to $55,000, $191,000 and $71,000 in 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, there were $2.7 million and $8.9 million, respectively, in loans that were neither classified as non-accrual nor considered impaired, but which can be considered potential problem loans.

NOTE 4—PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	(Amounts in thousands)
	December 31,
	2012	2011
Land	$1,387	$1,387
Premises	8,128	8,068
Equipment	8,074	7,634
Leasehold improvements	265	263

Total premises and equipment	17,854	17,352
Less accumulated depreciation	11,289	10,878

Net book value	$6,565	$6,474

Depreciation expense was $640,000 in 2012 and $582,000 in 2011 and 2010.

NOTE 5—DEPOSITS

The following is a summary of interest-bearing deposits:

	(Amounts in thousands)
	December 31,
	2012	2011
Demand	$37,745	$32,406
Money market	72,404	63,127
Savings	122,031	98,912
Time:
In denominations under $100,000	81,232	87,995
In denominations of $100,000 or more	71,814	69,599

Total	$385,226	$352,039

Stated maturities of time deposits were as follows:

(Amounts in thousands)
2012
2013	$94,631
2014	15,759
2015	8,539
2016	4,643
2017	3,875
2018 and beyond	25,599

Total	$153,046

The following is a summary of time deposits of $100,000 or more by remaining maturities:

	(Amounts in thousands)
	December 31,
	2012			2011
	Certificates of Deposit	Other Time Deposits	Total	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$18,951	$1,968	$20,919	$16,767	$1,834	$18,601
Three to six months	16,990	494	17,484	15,083	1,203	16,286
Six to twelve months	12,235	351	12,586	8,330	1,876	10,206
One through five years	8,950	1,934	10,884	16,195	2,604	18,799
Over five years	5,604	4,337	9,941	3,726	1,981	5,707

Total	$62,730	$9,084	$71,814	$60,101	$9,498	$69,599

NOTE 6—FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER BORROWINGS

The following is a summary of FHLB advances and other borrowings:

	Weighted Average Interest Rate	(Amounts in thousands) December 31,
		2012	2011
FHLB Advances
Fixed rate payable and convertible fixed rate FHLB advances, with monthly interest payments:
Due in 2012		$—	$1,500
Due in 2013	2.9140%	2,500	2,500
Due in 2014	2.3976%	12,500	6,500
Due in 2015	2.9300%	4,000	4,000
Due in 2016	4.0700%	2,000	2,000
Due in 2017	4.1216%	16,000	16,000

Subtotal	3.3259%	37,000	32,500
FHLB Cash Management Advance	0.1400%	5,000	5,000

Total FHLB advances	2.9467%	42,000	37,500
Other short-term borrowings
Securities sold under repurchase agreements	0.1288%	4,051	4,773

Total FHLB advances and other short-term borrowings	2.6989%	$46,051	$42,273

The following is a summary of other short-term borrowings:

	(Amounts in thousands)
	2012	2011	2010
Average balance during the year	$4,559	$5,598	$7,214
Average interest rate during the year	0.1096%	0.0889%	0.1356%
Maximum month-end balance during the year	$5,550	$6,566	$8,515
Weighted average interest rate at year end	0.1293%	0.0652%	0.1370%

Securities sold under repurchase agreements represent arrangements the Bank has entered into with certain deposit customers within its local market areas. These borrowings are collateralized with securities. At December 31, 2012 and 2011, securities allocated for this purpose, owned by the Bank and held in safekeeping accounts at independent correspondent banks, amounted to $19.1 million and $9.1 million, respectively.

At December 31, 2012, FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $27.0 million, $9.0 million in collateralized mortgage obligations and $23.0 million in mortgage-backed securities. In comparison, FHLB advances at December 31, 2011 were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $30.0 million, $6.4 million in collateralized mortgage obligations, $5.2 million in Federal Agency securities and $16.6 million in mortgage-backed securities. Maximum borrowing capacities from FHLB totaled $48.8 million and $48.3 million at December 31, 2012 and 2011, respectively.

Beginning December 31, 2010, $5.0 million of the FHLB fixed rate advances are convertible to a quarterly LIBOR floating rate advance on or after certain specified dates at the option of the FHLB. If the FHLB elects, the Company acquires the right to prepay any or all of the borrowing at the time of the conversion, and on any interest payment due date, thereafter, without penalty. Three advances matured during 2011 with an average rate of 4.46% and were paid off.

At December 31, 2012, $31.0 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB and at December 31, 2011, $32.5 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB. Should the FHLB elect to exercise the put, the Company is required to pay the advance off on that date without penalty.

NOTE 7—SUBORDINATED DEBT

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at December 31, 2012 and 2011 were 1.76% and 2.00%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Bank occupies office facilities under operating leases extending to 2018. Most of these leases contain an option to renew at the then fair rental value for periods of five and ten years. These options enable the Bank to retain use of facilities in desirable operating areas. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental and lease expense was $147,000 for 2012, $162,000 for 2011 and $187,000 for 2010.

The following is a summary of remaining future minimum lease payments under current non-cancelable operating leases for office facilities:

(Amounts in thousands)
Years ending:
December 31, 2013	$99
December 31, 2014	99
December 31, 2015	99
December 31, 2016	59
December 31, 2017	56
Later years	33

Total	$445

At December 31, 2012, the Bank was required to maintain aggregate cash reserves amounting to $6.0 million in order to satisfy federal regulatory requirements. The reserves are held in useable vault cash and interest-earning balances at the Federal Reserve Bank of Cleveland.

The Bank grants commercial and industrial loans, commercial and residential mortgages, and consumer loans to customers in Northeastern Ohio and Western Pennsylvania. Although the Bank has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions. Approximately 1.2% of total loans are unsecured at December 31, 2012, compared to 1.51% at December 31, 2011.

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

The following is a summary of mortgage banking derivative commitments and the related balance sheet accounts:

	(Amounts in thousands)
	December 31, 2012	December 31, 2011
Mortgage banking derivative commitments:
Interest rate lock commitments	$65,536	$12,300
Forward contracts for the future delivery of mortgage loans	15,731	—
Forward contracts for the future purchase of mortgage-backed securities	52,000	—
Corresponding recorded balances:
Derivative asset	$531	$66
Derivative liability	199	—
Reserve for loan repurchases	430	19

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

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	December 31,
	2012	2011
Commitments to extend credit:
Fixed rate	$14,551	$7,725
Variable rate	48,184	52,026
Standby letters of credit	477	714

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice. The available amount of overdraft protection on depositors’ accounts totaled $9.8 million at December 31, 2012 and $10.1 million at December 31, 2011. The total average daily balance of overdrafts used at December 31, 2012 was $112,000 and $120,000 at December 31, 2011, or less than 2% of the total aggregate overdraft protection available to depositors. The balance at December 31, 2012 of all deposit overdrafts included in total loans was $167,000 and $115,000 at December 31, 2011.

NOTE 9—BENEFIT PLANS

The Bank has a contributory defined contribution retirement plan (a 401(k) plan) which covers substantially all employees. Total expense under the plan was $265,000 for 2012, $228,000 for 2011 and $212,000 for 2010. The Bank matches participants’ voluntary contributions up to 5% of gross pay. Participants may make voluntary contributions to the plan up to a maximum of $17,000 ($17,500 in 2013) with an additional $5,500 catch-up deferral for plan participants over the age of 50. The Bank makes monthly contributions to this plan equal to amounts accrued for plan expense.

The Company provides supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10,000 annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrues the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2012, the accumulated liability for these benefits totaled $2.2 million, with $1.7 million accrued for the officers’ plan and $491,000 for the directors’ plan.

The following table reconciles the accumulated liability for the benefit obligation of these agreements:

	(Amounts in thousands)
	Years Ended
	December 31,
	2012	2011	2010
Beginning balance	$2,049	$1,897	$2,127
Benefit expense	303	282	259
Benefit payments	(134)	(130)	(132)
Benefit reductions – due to reorganization	—	—	(357)

Ending balance	$2,218	$2,049	$1,897

Supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. The benefit expense, as specified in the agreements for the entire year 2013, is expected to be approximately $295,000. The benefits expected to be paid in the next year are approximately $134,000.

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

The Company accrues for the monthly benefit expense of postretirement cost of insurance for split-dollar life insurance coverage. Total net amount expensed for the years ended December 31, 2012, 2011 and 2010 was $22,000, $22,000 and $46,000, respectively. The accumulated liability at December 31, 2012 is $530,000. The expense for the year ended December 31, 2013 is expected to be under $25,000.

NOTE 10—FEDERAL INCOME TAXES

The composition of income tax expense is as follows:

	(Amounts in thousands)
	Years Ended December 31,
	2012	2011	2010
Current	$(1,131)	$1,254	$(145)
Deferred	973	(61)	766

Total	$(158)	$1,193	$621

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $89,000 has been established to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.

The Corporation had a deferred tax asset of $387,000 for credits related to Alternative Minimum Taxes (AMT), a deferred tax asset of $1,624,000 relating to a net operating loss (NOL) carryforward, a deferred tax asset of $483,000 relating to a general business credit carryforward and a deferred tax asset of $89,000 relating to a capital loss carryforward as of December 31, 2012 and had none of these items at December 31, 2011. The AMT credits have an unlimited carry-forward period. The NOL carryforward and general business credit carryforward both have a 20 year life and expire in 2032. No valuation allowance has been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential. The capital loss carryforward has a 5 year life and expires in 2017; it has a 100% valuation allowance of $89,000 against it.

The following is a summary of net deferred taxes included in other assets:

	(Amounts in thousands)
	December 31,
	2012	2011
Gross deferred tax assets:
Provision for loan and other real estate losses	$1,301	$910
Loan origination cost—net	268	192
Impairment loss on securities	119	4,332
Unrealized loss on available-for-sale securities	879	1,372
Deferred compensation	587	542
NOL carryforward	1,624	—
AMT credit carryforward	387	—
General business credit carryforward	483	—
Other items	833	366

Total gross deferred tax assets	6,481	7,714
Valuation allowance	(89)	(106)

Total net deferred tax assets	6,392	7,608

Gross deferred tax liabilities:
Depreciation	(588)	(507)
Other items	(838)	(669)

Total net deferred tax liabilities	(1,426)	(1,176)

Net deferred tax asset	$4,966	$6,432

At December 31, 2012, the Company assessed its earnings history and trend over the prior two years, its estimate of future earnings, and the expiration dates of its potential net operating loss carry-forwards. Based on this assessment, the Company determined that it was more-likely-than-not that the deferred tax assets will be realized before their expiration. A valuation allowance was recorded at the Bank level in 2012 as explained above and at the Parent Company level relating to impaired losses incurred therein for 2011. Because of the Parent Company’s inability to generate taxable income, realization of the deferred tax asset therein was not probable.

The following is a reconciliation between tax expense using the statutory tax rate of 34% and the income tax provision:

	(Amounts in thousands)
	Years Ended December 31,
	2012	2011	2010
Statutory tax expense	$937	$1,790	$1,323
Tax effect of non-taxable income	(512)	(517)	(619)
Tax effect of earnings on bank-owned life insurance-net	(129)	(131)	(142)
Tax effect of historical tax credit	(483)	—	—
Tax effect of non-deductible expenses	29	51	59

Federal income tax expense	$(158)	$1,193	$621

The related income tax expense on investment securities gains amounted to $5,000 for 2012, $300,000 for 2011 and $346,000 for 2010, and is included in the Federal income tax expense (benefit).

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, which prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The provision also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. There were no significant unrecognized tax benefits at December 31, 2012 and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months. No interest or penalties were incurred for income taxes which would have been recorded as a component of income tax expense.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company’s federal and state income tax returns for taxable years through 2008 have been closed for purposes of examination by the Internal Revenue Service and the Ohio Department of Revenue.

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2012 and December 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at 12/31/12 Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$123	$—	$123	$—
U.S. Government agencies and corporations	8,065	—	8,065	—
Obligations of states and political subdivisions	42,316	—	42,316	—
U.S. Government-sponsored mortgage-backed and CMO securities	123,481	—	123,481	—
Trust preferred securities	7,612	—	—	7,612
Loans held for sale	24,756	—	24,756	—
Mortgage banking derivatives	531	—	531	—
LIABILITIES
Mortgage banking derivatives	$199	$—	$199	$—

		Fair Value Measurements at 12/31/11 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$133	$—	$133	$—
U.S. Government agencies and corporations	20,542	—	20,542	—
Obligations of states and political subdivisions	39,019	—	39,019	—
U.S. Government-sponsored mortgage-backed and CMO securities	113,283	—	113,283	—
Private-label mortgage-backed and related securities	381	—	381	—
Trust preferred securities	9,145	—	—	9,145
General Motors equity investments	364	364	—	—
Loans held for sale	947	—	947	—
Mortgage banking derivatives	66	—	66	—

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2012 and 2011. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Trust preferred securities	Trust preferred securities	Trust preferred securities
	December 31, 2012	December 31, 2011	December 31, 2010
Beginning balance	$9,145	$12,779	$12,124
Net realized/unrealized gains/(losses) included in:
Noninterest income	(171)	(202)	(2,712)
Other comprehensive income	2,184	(3,097)	3,586
Transfers in and/or out of Level 3	—	—	—
Sales	(3,531)	—	—
Purchases, issuances and settlements	(15)	(335)	(219)

Ending balance	$7,612	$9,145	$12,779

Losses included in net income for the period relating to assets held at December 31	$(90)	$(202)	$(2,712)

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

The Company holds 12 trust preferred securities totaling $14.4 million (par value) that are backed by pooled trust preferred debt issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and through 2012, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 through 2012, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust preferred securities, including securities held by the Company. All 12 of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2012 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of the 12 securities. For 10 of these securities, the Company does not consider the investment in these assets to be OTTI at December 31, 2012. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows. Although the Company does not consider the investment in these assets to be OTTI at December 31, 2012, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The remaining 2 securities had life-to-date impairment losses of $2.2 million, of which $351,000 was recorded as expense, and $1.9 million was recorded in other comprehensive loss. The securities subjected to FASB ASC Topic 320 accounted for the entire $6.3 million of gross unrealized losses in the trust preferred securities category at December 31, 2012.

The following table details the 2 debt securities with other-than-temporary impairment, their credit ratings at December 31, 2012 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2012	Additions in QTD March 31, 2012	Additions in QTD June 30, 2012	Additions in QTD September 30, 2012	Additions in QTD December 31, 2012	Amount of OTTI related to credit loss at December 31, 2012
PreTSL XXIII Class C–FP	C/C	$211	$—	$—	$—	$—	$211
Trapeza IX B–1	Ca/CC	50	90	—	—	—	140

Total		$261	$90	$—	$—	$—	$351

The following table details the 18 debt securities with other-than-temporary impairment, their credit ratings at December 31, 2011 and the related losses recognized in earnings:

			(Amounts in thousands)
	Moody’s/	Amount of OTTI related to credit loss at	Additions in the Quarter Ended:				Amount of OTTI related to credit loss at
	Fitch Rating	Jan. 1, 2011	March 31	June 30	Sept. 30	Dec. 31	Dec. 31, 2011
MM Community Funding II Class B	Ba1/CC	$11	$—	$—	$—	$—	$11
PreTSL I Mezzanine	Ca/C	430	—	—	—	—	430
PreTSL II Mezzanine	Ca/C	1,274	142	—	—	—	1,416
PreTSL V Mezzanine	Ba3/D	97	—	—	—	—	97
PreTSL VIII B-3	C/C	1,635	—	—	—	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	—	—	—	274
PreTSL XV Class B-2	C/C	267	10	—	—	—	277
PreTSL XV Class B-3	C/C	269	10	—	—	—	279
PreTSL XVI D	NR/C	518	—	—	—	—	518
PreTSL XVI D	NR/C	991	—	—	—	—	991
PreTSL XVII Class C	Ca/C	978	—	—	—	—	978
PreTSL XVII Class D	NR/C	930	—	—	—	—	930
PreTSL XVIII Class D	NR/C	513	—	—	—	—	513
PreTSL XXIII Class C-FP	C/C	211	—	—	—	—	211
PreTSL XXV Class D	NR/C	1,001	—	—	—	—	1,001
PreTSL XXVI Class D	NR/C	465	—	—	—	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	—	—	—	598
Trapeza IX B-1	Ca/CC	10	40	—	—	—	50

Total		$10,472	$202	$—	$—	$—	$10,674

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2012 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$1,011	$203	$(808)	C/C	88	26.28%	—%
PreTSL XXIII	C-FP	1,556	325	(1,231)	C/C	88	26.28	—
I-PreTSL I	B-1	986	368	(618)	NR/CCC	15	7.96	13.60
I-PreTSL I	B-2	1,000	757	(243)	NR/CCC	15	7.96	13.60
I-PreTSL I	B-3	1,000	758	(242)	NR/CCC	15	7.96	13.60
I-PreTSL II	B-3	2,990	1,810	(1,180)	NR/B	23	7.20	11.00
I-PreTSL III	B-2	1,000	765	(235)	Ba3/CCC	23	6.37	15.60
I-PreTSL III	C	1,000	822	(178)	NR/CCC	23	6.37	—
I-PreTSL IV	B-1	1,000	614	(386)	Ba2/CCC	23	14.16	5.60
I-PreTSL IV	B-2	1,000	822	(178)	Ba2/CCC	23	14.16	5.60
I-PreTSL IV	C	480	146	(334)	Caa1/CC	23	14.16	1.20
Trapeza IX	B-1	860	222	(638)	Ca/CC	34	19.91	—

Total		$13,883	$7,612	$(6,271)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2011 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL I	Mezzanine	$513	$517	$4	Ca/C	17	38.07%	0.00%
PreTSL II	Mezzanine	688	480	(208)	Ca/C	16	48.26	—
PreTSL IV	Mezzanine	183	175	(8)	Ca/CCC	4	27.07	19.56
PreTSL V	Mezzanine	22	11	(11)	Ba3/D	—	100.00	—
PreTSL VIII	B-3	365	91	(274)	C/C	21	45.91	—
PreTSL IX	B-2	719	249	(470)	Ca/C	33	31.02	—
PreTSL XV	B-2	224	55	(169)	C/C	51	31.31	—
PreTSL XV	B-3	224	55	(169)	C/C	51	31.31	—
PreTSL XVI	D	—	—	—	NR/C	34	42.55	—
PreTSL XVI	D	—	—	—	NR/C	34	42.55	—
PreTSL XVII	C	—	—	—	Ca/C	36	32.11	—
PreTSL XVII	D	—	—	—	NR/C	36	32.11	—
PreTSL XVIII	D	—	—	—	NR/C	52	26.46	—
PreTSL XXIII	C-2	1,011	99	(912)	C/C	95	26.81	—
PreTSL XXIII	C-FP	1,550	472	(1,078)	C/C	95	26.81	—
PreTSL XXV	D	—	—	—	NR/C	48	33.52	—
PreTSL XXVI	D	—	—	—	NR/C	48	28.26	—
I-PreTSL I	B-1	985	603	(382)	NR/CCC	15	16.80	2.63
I-PreTSL I	B-2	1,000	603	(397)	NR/CCC	15	16.80	2.63
I-PreTSL I	B-3	1,000	603	(397)	NR/CCC	15	16.80	2.63
I-PreTSL II	B-3	2,991	2,383	(608)	NR/B	26	5.09	13.16
I-PreTSL III	B-2	1,000	621	(379)	B2/CCC	22	12.35	7.56
I-PreTSL III	C	1,000	383	(617)	NR/CCC	22	12.35	—
I-PreTSL IV	B-1	1,000	485	(515)	Ba2/CCC	27	8.44	10.46
I-PreTSL IV	B-2	1,000	484	(516)	Ba2/CCC	27	8.44	10.46
I-PreTSL IV	C	480	136	(344)	Caa1/CC	27	8.44	5.48
MM Community Funding III	B	280	216	(64)	Ba1/CC	5	41.11	2.76
Trapeza II	C-1	414	278	(136)	Ca/C	23	33.43	—
Trapeza IX	B-1	951	146	(805)	Ca/CC	40	12.99	—

Total		$17,600	$9,145	$(8,455)

The market for these securities at December 31, 2012 and December 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2012;

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

The effective discount rates on an overall basis generally range from 5.69% to 21.76% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of December 31, 2012 and December 31, 2011, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$4,608	$4,608
Other real estate owned	—	—	145	145

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,563	$2,563
Other real estate owned	—	—	437	437

Impaired loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. At December 31, 2012, the recorded investment in impaired loans was $5,080,000 with a related reserve of $472,000, resulting in a net balance of $4,608,000. At December 31, 2011, the recorded investment in impaired loans was $2,687,000 with a related reserve of $124,000, resulting in a net balance of $2,563,000.

Other real estate owned (OREO): Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs relating to holding and maintaining the property are charged to expense. At December 31, 2012, the recorded investment in OREO was $216,000 with a valuation allowance of $71,000, resulting in a net balance of $145,000. At December 31 2011, the recorded investment in OREO was $560,000 with a valuation allowance of $123,000, resulting in a net balance of $437,000.

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

Mortgage banking derivatives – The Company enters into derivative financial instruments in the form of interest rate locks with potential mortgage loan borrowers, and likewise enters into contracts for the future delivery of residential mortgage loans into the secondary markets. These derivative instruments are recognized as either assets or liabilities at fair value on a recurring basis in the consolidated balance sheets as indicated in the ensuing table. Commitments to deliver mortgage loans are valued at the commitment price from the investor. Interest rate lock commitments are valued at best execution prices at December 31, 2012. Forward contracts to purchase mortgage-backed securities are valued at trading levels as of December 31, 2012. Fair value adjustments relating to these mortgage banking derivatives are recorded in current year earnings as a component of mortgage banking gains.

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at December 31, 2012 and December 31, 2011 is not material.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$27,577	$27,577	$—	$—	$27,577
Investment securities available-for-sale	184,646	—	177,034	7,612	184,646
Loans held for sale	24,756	—	24,756	—	24,756
Loans, net of allowance for loan losses	313,457	—	—	320,012	320,012
Accrued interest receivable	1,765	1,765	—	—	1,765
Mortgage banking derivatives	531	—	531	—	531
LIABILITIES:
Demand, savings and money market deposits	$323,855	$323,855	$—	$—	$323,855
Time deposits	153,046	—	157,406	—	157,406
FHLB advances	42,000	—	—	45,113	45,113
Short-term borrowings	4,051	4,051	—	—	4,051
Subordinated debt	5,155	—	—	4,227	4,227
Accrued interest payable	359	359	—	—	359
Mortgage banking derivatives	199	—	199	—	199

	(Amounts in thousands)
	December 31, 2011
	Carrying Amount	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$16,176	$16,176
Investment securities available-for-sale	185,916	185,916
Loans held for sale	947	947
Loans, net of allowance for loan losses	286,038	291,681
Accrued interest receivable	1,919	1,919
Mortgage banking derivatives	66	66
LIABILITIES:
Demand, savings and money market deposits	$265,171	$265,171
Time deposits	157,594	160,978
FHLB advances	37,500	41,113
Short-term borrowings	4,773	4,773
Subordinated debt	5,155	3,508
Accrued interest payable	441	441

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2012.

	(Amounts in thousands)
	Fair value at December 31, 2012	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$7,612	Discounted Cash Flow	Projected Prepayments

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

2) Banks with high, near team default risk are identified using a CAMELS model, and projected to default immediately. Healthy banks are projected to default at a rate of 2% annually for 2 years, and .36% annually thereafter.

3) Insurance and REIT defaults are projected according to the historical default rates exhibited by companies with the same credit ratings. Historical default rates are doubled in each of the first two years of the projection to account for current economic conditions. Unrated issuers are assumed to have CCC- ratings.

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals.

			Discount Rates	1) Ranging from ~5.69% to ~21.76%, depending on each bond’s seniority and remaining subordination after projected losses.

Impaired loans	3,503	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% to (27)%

			Liquidation Expenses (2)	0% to (15)%

	1,105	Discounted Cash Flow	Discount Rate	5.75% (only one loan)

Other real estate owned	145	Appraisal of Collateral (1), (3)	Sales Agreements	0% to (39)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraisal. The adjustment of appraised value is measured as the effect on fair value as a percentage of unpaid principal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Under the regulatory framework for prompt corrective action, the Company is categorized as well-capitalized, which requires minimum capital ratios of 10% for total risk-based capital to risk-weighted assets, 6% for Tier I risk-based capital to risk-weighted assets and 5% for Tier I risk-based capital to average assets (also known as the leverage ratio). There are no conditions or events since the most recent communication from regulators that management believes would change the Company’s capital classification. Management believes as of December 31, 2012, the Company meets all capital adequacy requirements to which it is subject.

	(Amounts in thousands)
	December 31,
	2012		2011
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital	$57,905		$54,881
Ratio to Risk-Weighted Assets		14.10%		14.18%
Tier I Risk-Based Capital	$53,996		$51,739
Ratio to Risk-Weighted Assets		13.15%		13.37%
Ratio to Average Assets		9.63%		10.39%

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

NOTE 13—RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with whom they are affiliated were loan customers during 2012. The following is an analysis of such loans:

(Amounts in thousands)
Total related-party loans at December 31, 2011	$3,178
New related-party loans	1,798
Repayments or other	(1,614)

Total related-party loans at December 31, 2012	$3,362

Deposits from executive officers, directors, and their affiliates at December 31, 2012 and 2011 were $4.2 million and $2.6 million, respectively.

The banking relationships were made in the ordinary course of business with the Bank.

NOTE 14—CONDENSED FINANCIAL INFORMATION – PARENT COMPANY

Below is condensed financial information of Cortland Bancorp (parent company only). In this information, the Parent’s investment in subsidiaries is stated at cost, including equity in the undistributed earnings of the subsidiaries, adjusted for any unrealized gains or losses on available-for-sale securities.

BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2012	2011
ASSETS
Cash	$244	$456
Investment securities available-for-sale	—	54
Investment in bank subsidiary	45,583	41,765
Investment in non-bank subsidiary	15	15
Subordinated note from subsidiary bank	6,000	6,000
Other assets	3,520	3,302

Total assets	$55,362	$51,592

LIABILITIES
Other liabilities	$755	$718
Subordinated debt (Note 7)	5,155	5,155

Total liabilities	5,910	5,873

SHAREHOLDERS’ EQUITY
Common stock	23,641	23,641
Additional paid-in capital	20,850	20,850
Retained earnings	10,262	7,485
Accumulated other comprehensive loss	(1,707)	(2,663)
Treasury stock	(3,594)	(3,594)

Total shareholders’ equity	49,452	45,719

Total liabilities & shareholders’ equity	$55,362	$51,592

STATEMENTS OF INCOME

(Amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Dividends from bank subsidiary	$136	$—	$—
Interest and dividend income	107	98	100
Investment securities gains (losses)	(16)	51	—
Other income	113	114	125
Interest on subordinated debt	(100)	(92)	(93)
Other expenses	(340)	(362)	(279)

Loss before income tax and equity in undistributed earnings of subsidiaries	(100)	(191)	(147)
Income tax benefit	125	85	79
Equity in undistributed earnings of subsidiaries	2,888	4,178	3,339

Net income	$2,913	$4,072	$3,271

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Cash deficit from operating activities
Net income	$2,913	$4,072	$3,271
Adjustments to reconcile net income to net cash deficit from operating activities:
Equity in undistributed net income of subsidiaries	(2,888)	(4,178)	(3,339)
Deferred tax benefit	(14)	(14)	(14)
Investment securities (gains) losses	16	(51)	—
Change in other assets and liabilities	(180)	28	(109)

Net cash deficit from operating activities	(153)	(143)	(191)

Cash flows from investing activities
Proceeds from sales of securities	77	—	—

Net cash flows from investing activities	77	—	—

Cash deficit from financing activities
Dividends paid	(136)	—	—

Net cash deficit from financing activities	(136)	—	—

Net change in cash	(212)	(143)	(191)
Cash
Beginning of year	456	599	790

End of year	$244	$456	$599

NOTE 15—DIVIDEND RESTRICTIONS

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2013 is $7.1 million plus 2013 profits retained up to the date of the dividend declaration.

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

Evaluation of Disclosure Controls and Procedures. With the supervision and participation by management, including the Company’s principal executive officer and principal financial officer, the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) has been evaluated as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting. The report on management’s assessment of internal control over financial reporting is included in Item 8.

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2012 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information – Not applicable.

PART III

Item l0.	Directors, Executive Officers and Corporate Governance

Information relating to this item will be set forth in the Company’s definitive proxy statement to be filed on or about April 19, 2013 in connection with the Annual Meeting of Shareholders to be held May 28, 2013 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees,” “Continuing Directors,” “The Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 29, 2013 are as follows:

Name	Age	Position Held
James M. Gasior	53	President, Chief Executive Officer and Director
Timothy Carney	47	Executive Vice President, Chief Operations Officer, Secretary and Director
David J. Lucido	55	Senior Vice President and Chief Financial Officer
Stanley P. Feret	52	Senior Vice President and Chief Lending Officer

The directors listed above will hold office until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

Principal Occupation and Business Experience of Executive Officers

During the past five years the business experience of each of the executive officers has been as follows:

Mr. Gasior succeeded Mr. Fantauzzi as President and Chief Executive Officer of the Company and the Bank beginning November 2, 2009. Mr. Gasior is a director of the Company and the Bank since November of 2005 and is also a director of CSB Mortgage Company, Inc. He is a Certified Public Accountant, a member of the American Institute of CPA’s and the Ohio Society of CPA’s. Previously, Mr. Gasior served as Senior Vice President, Chief Financial Officer and Secretary of the Company and the Bank since November 2005. Mr. Gasior served as Senior Vice President of Lending and Administration of the Company and the Bank from April 1999 to October 2005.

Mr. Carney was elected as Executive Vice President, Chief Operating Officer and Secretary of the Company and the Bank on November 2, 2009. Mr. Carney was appointed to the Board of Directors on November 2, 2009 to serve the unexpired term of Lawrence Fantauzzi. He is also the President of CSB Mortgage Company, Inc. Mr. Carney was elected as Senior Vice President and Chief Operations Officer of the Company on April 22, 2008. He was Senior Vice President and Chief Operations Officer of the Bank since May 1999.

Mr. Lucido was appointed Senior Vice President and Chief Financial Officer of the Company and the Bank on January 18, 2010. Mr. Lucido is also the Treasurer of CSB Mortgage Company, Inc. Previously, he served as Corporate Vice President and Treasurer of First Place Bank (2008-2010) and Vice President and Manager of Holding Company Accounting for National City Bank (1994-2007).

Mr. Feret was appointed Senior Vice President and Chief Lending Officer of the Company and the Bank on March 10, 2010. Previously, Mr. Feret served as Senior Vice President of Huntington National Bank from June 2007 to March 2010 and Senior Vice President of Sky Bank from August 2004 to June 2007.

Item ll.	Executive Compensation

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Directors Compensation in 2012.”

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

Item 8. Financial Statements

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

Exhibit 11 — Statement regarding computation of earnings per share—is set forth in Item 8, Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Per Share Amounts — and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTLAND BANCORP

Date: March 29, 2013	By:	/s/ James M. Gasior
James M. Gasior
President, Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy K. Woofter	Director and Chairman of the Board	March 29, 2013
Timothy K. Woofter		Date

/s/ James M. Gasior	President, Chief Executive Officer and	March 29, 2013
James M. Gasior	Director (Principal Executive Officer)	Date

/s/ Jerry A. Carleton	Director	March 29, 2013
Jerry A. Carleton		Date

/s/ Timothy Carney	Director	March 29, 2013
Timothy Carney		Date

/s/ David C. Cole	Director	March 29, 2013
David C. Cole		Date

/s/ George E. Gessner	Director	March 29, 2013
George E. Gessner		Date

/s/ James E. Hoffman, III	Director	March 29, 2013
James E. Hoffman, III		Date

/s/ Neil J. Kaback	Director	March 29, 2013
Neil J. Kaback		Date

/s/ Anthony R. Vross	Director	March 29, 2013
Anthony R. Vross		Date

/s/ Richard B. Thompson	Director	March 29, 2013
Richard B. Thompson		Date

/s/ David J. Lucido	Chief Financial Officer	March 29, 2013
David J. Lucido	(Principal Financial Officer) (Principal Accounting Officer)	Date

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only.
	This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06
3.2	Code of Regulations, as amended:
	For Cortland Bancorp	10-K(1)	3.2	03/16/06
	For The Cortland Savings and Banking	10-K	3.2	03/15/07
4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4	03/16/06
4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓
*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06
*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06
*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08
*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08
*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08
*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06
*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08
*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08
*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06
*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08
*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08
*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06
	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07
	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08
*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11
*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06
*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12
*10.17	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 27, 2012	10-K	10.17	03/29/12
*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08
*10.19	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 27, 2012	10-K	10.17	03/29/12
*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08
*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10
*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08
*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10
*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08
*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10
*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10
*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11
*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10
*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11
*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08
*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10
*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10
*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08
*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.30	Reserved
*10.31	Severance Agreement entered into by Cortland Bancorp with each of Messrs. Timothy Carney, James M. Gasior and David J. Lucido	8-K	10.31	12/12/08
*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012	8-K	10.31.1	10/03/12
*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12
*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12
*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12
*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08
*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10
*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09
*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated September 28, 2012	8-K	10.34	10/03/12
11	Statement of re-computation of per share earnings	See Note 1 of Financial Statements
14	Code of Ethics	10-K	14	3/17/08
21	Subsidiaries of the Registrant				✓
23	Consents of experts and counsel — Consent of independent registered public Accounting firms				✓
31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓
101	The following materials from Cortland Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements tagged as blocks of text and detail (included in this filing). **				✓

(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Timothy Carney, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

CORTLAND BANCORP

BOARD OF DIRECTORS

TIMOTHY K. WOOFTER

Chairman

JERRY A. CARLETON

TIMOTHY CARNEY

DAVID C. COLE

JAMES M. GASIOR

GEORGE E. GESSNER

JAMES E. HOFFMAN III

NEIL J. KABACK

JOSEPH E. KOCH

ANTHONY R. VROSS

RICHARD B. THOMPSON

WILLIAM A. HAGOOD

Director Emeritus

K. RAY MAHAN

Director Emeritus

OFFICERS

JAMES M. GASIOR

President and

Chief Executive Officer

TIMOTHY CARNEY

Executive Vice President

Chief Operating Officer and

Secretary

DAVID J. LUCIDO

Senior Vice President and

Chief Financial Officer

STANLEY P. FERET

Senior Vice President and

Chief Lending Officer

THE CORTLAND SAVINGS AND BANKING COMPANY BOARD OF DIRECTORS

JERRY A. CARLETON President, Carleton Enterprises Inc.	JOSEPH E. KOCH President, Joe Koch Construction

TIMOTHY CARNEY Executive Vice President, Chief Operating Officer and Corporate Secretary	RICHARD B. THOMPSON Executive, Therm-O-Link, Inc.

DAVID C. COLE Partner and President, Cole Valley Pontiac-Cadillac	ANTHONY R. VROSS Executive, Simon Roofing

JAMES M. GASIOR President and Chief Executive Officer	TIMOTHY K. WOOFTER President, Stan-Wade Metal Products and Chairman of the Board

GEORGE E. GESSNER Attorney, Gessner and Platt	WILLIAM A. HAGOOD Director Emeritus

JAMES E. HOFFMAN III Attorney, Hoffman and Walker	K. RAY MAHAN Director Emeritus

NEIL J. KABACK Partner, Cohen & Company

OFFICERS

JAMES M. GASIOR President and Chief Executive Officer	DAVID J. LUCIDO Senior Vice President and Chief Financial Officer

TIMOTHY CARNEY Executive Vice President, Chief Operating Officer and Corporate Secretary	STANLEY P. FERET Senior Vice President and Chief Lending Officer

GRACE J. BACOT Assistant Vice President Community Banking Manager/Business Banking Officer	STANLEY MAGIELSKI Vice President Commercial Banking Officer

KAREN BOSLEY Assistant Vice President Community Banking Manager/Business Banking Officer	ASHLEY MOKROS Assistant Vice President Community Banking Manager/Business Banking Officer

NICHOLAS P. BERARDINO Vice President Commercial Banking Officer	KAREN MILLER Assistant Secretary Branch Training Coordinator

HEATHER J. BOWSER Assistant Vice President Collection Officer	KEITH MROZEK Vice President Special Assets

DANIELLE CANTRELL Vice President Retail Banking Manager	ROCCO PAGE Vice President Retail Mortgage Banking Officer

CHARLES J. COMMONS Vice President Director of Security	MICHELLE REILLY Vice President, Assistant Treasurer Mortgage Banking/Funds Management

JONI EVERSON Vice President Retail Mortgage Banking Officer	JUDY RUSSELL Vice President Loan Servicing Manager

DEBORAH L. EAZOR Vice President Operations Manager	BARBARA R. SANDROCK Vice President Information Systems Manager

JOAN M. FRANGIAMORE Vice President Controller	SARA SMITH Assistant Vice President Marketing & Communications Director

JOHN HEWITT Assistant Vice President Credit Manager	PAUL SNYDERMAN Vice President Mortgage Banking Manager

WILLIAM J. HOLLAND Vice President Commercial Banking Officer	CARRIE STACKHOUSE Assistant Vice President Commercial Banking Officer

JANET K. HOUSER Assistant Vice President Electronic Banking Specialist	LADI STIMPFEL Assistant Vice President Mortgage Banking Officer

JAMES HUGHES Assistant Vice President Community Banking Manager/Business Banking Officer	RUSSELL E. TAYLOR Assistant Vice President Assistant Director of Security

BYRAN IGNAZIO Assistant Vice President Community Banking Manager/Business Banking Officer	STEVE TELEGO Vice President Director of Human Resources

DAVID KOVACS Assistant Vice President Commercial Banking Officer	SHIRLEY A. WADE Assistant Vice President Executive Secretary

MICHELE LEE Assistant Vice President Community Banking Manager/Business Banking Officer	JAMES E. WELLINGTON Vice President Retail Mortgage Banking Officer

MARLENE LENIO Vice President Computer Department Manager	MINDY WIESENSEE Assistant Vice President Community Banking Manager/Business Banking Officer

DARLENE MACK Assistant Vice President Human Resources Manager	NICOLE WHITSEL Assistant Vice President Risk Manager/Compliance