Form 10-K/A
period 2012-12-31
CORTLAND BANCORP INC
filed 2013-04-12
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the issuer’s classes of common stock as of March 22, 2013: 4,527,851 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 28, 2013 are incorporated by reference into Part III.

EXPLANATORY NOTE: Amendment No.1 on Form 10-K/A amends the Cortland Bancorp Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013 (the “Original Filing”). The sole purpose is to amend the cover sheet to correctly report the number of number of shares outstanding. The Original Filing incorrectly stated that there were 4,728,268 outstanding shares (which is actually the issued number of shares) as of March 22, 2013. The correct number is 4,527,851 shares.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains, new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 of our principal executive officer and principal financial officer and are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. No other Item in the Original Filing is amended, modified or updated hereby. Those unaffected parts or exhibits are not included in the Amendment. Except as expressly stated in this Amendment, No. 1 the Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.

ii

Item 15. Exhibits

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002

iii

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: April 12, 2013
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: April 12, 2013
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial Officer)

iv