Form 10-Q
period 2013-03-31
CORTLAND BANCORP INC
filed 2013-05-15
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,527,850 Shares May 9, 2013

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 31, 2013	December 31, 2012

ASSETS
Cash and due from banks	$ 7,234	$ 18,538
Interest-earning deposits and other earning assets	22,004	9,039

Total cash and cash equivalents	29,238	27,577

Investment securities available-for-sale (Note 3)	176,009	184,646
Loans held for sale	16,628	24,756
Total loans (Note 4)	297,463	317,282
Less allowance for loan losses (Note 4)	(3,891)	(3,825)

Net loans	293,572	313,457

Premises and equipment	6,608	6,565
Bank-owned life insurance	14,094	14,009
Other assets	10,318	11,230

Total assets	$ 546,467	$ 582,240

LIABILITIES
Noninterest-bearing deposits	$ 82,389	$ 91,675
Interest-bearing deposits	358,621	385,226

Total deposits	441,010	476,901

Short-term borrowings	3,015	4,051
Federal Home Loan Bank advances—short term	7,500	7,500
Federal Home Loan Bank advances—long term	34,500	34,500
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	4,717	4,681

Total liabilities	495,897	532,788

SHAREHOLDERS’ EQUITY
Common stock—$ 5.00 stated value—authorized 20,000,000 shares; issued 4,728,267 shares in 2013 and 2012; outstanding shares, 4,527,850 in 2013 and 4,525,518 in 2012	23,641	23,641
Additional paid-in capital	20,833	20,850
Retained earnings	10,956	10,262
Accumulated other comprehensive loss	(1,307)	(1,707)
Treasury stock, at cost, 200,418 shares in 2013 and 202,749 shares in 2012	(3,553)	(3,594)

Total shareholders’ equity	50,570	49,452

Total liabilities and shareholders’ equity	$ 546,467	$ 582,240

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

INTEREST INCOME
Interest and fees on loans	$ 4,059	$ 3,967
Interest and dividends on investment securities:
Taxable interest	648	951
Nontaxable interest	302	350
Dividends	30	32
Other interest income	6	5

Total interest income	5,045	5,305

INTEREST EXPENSE
Deposits	583	720
Other short-term borrowings	1	1
Federal Home Loan Bank advances—short term	15	19
Federal Home Loan Bank advances—long term	289	298
Subordinated debt	23	26

Total interest expense	911	1,064

Net interest income	4,134	4,241
PROVISION FOR LOAN LOSSES	200	270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,934	3,971

NON-INTEREST INCOME
Fees for customer services	468	520
Investment securities gains—net	—	7
Impairment losses on investment securities:
Total other-than-temporary impairment losses	—	(35)
Portion of gains recognized in other comprehensive income (before tax)	—	(136)

Net impairment losses recognized in earnings	—	(171)
Mortgage banking gains	688	154
Earnings on bank-owned life insurance	120	123
Other non-interest income	30	62

Total non-interest income	1,306	695
NON-INTEREST EXPENSES
Salaries and employee benefits	2,478	2,009
Net occupancy and equipment expense	450	430
State and local taxes	139	125
FDIC insurance expense	88	70
Professional fees	215	166
Loss on partnership	—	444
Other operating expenses	805	620

Total non-interest expenses	4,175	3,864

INCOME BEFORE FEDERAL INCOME TAX EXPENSE (BENEFIT)	1,065	802
Federal income tax expense (benefit)	235	(357)

NET INCOME	$ 830	$ 1,159

EARNINGS PER SHARE, BOTH BASIC AND DILUTED (Note 6)	$ 0.18	$ 0.26
CASH DIVIDENDS DECLARED PER SHARE	$ 0.03	$ —

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Net income	$ 830	$ 1,159
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	605	981
Tax effect	(205)	(334)
Reclassification adjustment for other-than-temporary impairment losses on debt securities	—	171
Tax effect	—	(58)
Reclassification adjustment for net gains realized in net income	—	(7)
Tax effect	—	2

Total other comprehensive income	400	755

Total comprehensive income	$ 1,230	$ 1,914

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity

THREE MONTHS ENDED MARCH 31, 2012

Balance at December 31, 2011	$ 23,641	$ 20,850	$ 7,485	$ (2,663)	$ (3,594)	$ 45,719
Comprehensive income:
Net income	—	—	1,159	—	—	1,159
Other comprehensive income, net of tax	—	—	—	755	—	755

Balance at March 31, 2012	$ 23,641	$ 20,850	$ 8,644	$ (1,908)	$ (3,594)	$ 47,633

THREE MONTHS ENDED MARCH 31, 2013

Balance at December 31, 2012	$ 23,641	$ 20,850	$ 10,262	$ (1,707)	$ (3,594)	$ 49,452
Comprehensive income:
Net income	—	—	830	—	—	830
Other comprehensive income, net of tax	—	—	—	400	—	400
Common stock transactions:
Cash dividend declared ($ 0.03 per share)	—	—	(136)	—	—	(136)
Treasury shares reissued	—	(17)	—	—	41	24

Balance at March 31, 2013	$ 23,641	$ 20,833	$ 10,956	$ (1,307)	$ (3,553)	$ 50,570

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012

Net cash flow (deficit) from operating activities	$ 10,915	$ (3,913)
Cash flow from investing activities
Purchases of available-for-sale securities	(5,252)	(5,857)
Proceeds from call, maturity and principal payments on securities	13,740	9,523
Net decrease in loans made to customers	19,505	11,550
Proceeds from disposition of other real estate	1	78
Purchases of bank-owned life insurance	—	(694)
Purchases of premises and equipment	(209)	(119)

Net cash flow from investing activities	27,785	14,481

Cash flow (deficit) from financing activities
Net decrease in deposit accounts	(35,891)	(13,710)
Repayments of Federal Home Loan Bank advances	—	(7,000)
Proceeds from Federal Home Loan Bank	—	8,000
Net decrease in short-term borrowings	(1,036)	(1,093)
Dividends paid	(136)	—
Treasury shares reissued	24	—

Net cash deficit from financing activities	(37,039)	(13,803)

Net change in cash and cash equivalents	1,661	(3,235)

Cash and cash equivalents
Beginning of period	27,577	16,176

End of period	$ 29,238	$ 12,941

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$ —	$ 200
Interest	$ 936	$ 1,089
Transfer of loans to other real estate owned	$ 180	$ —

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2012, included in our Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

2.) Reclassifications:

Certain items contained in the 2012 financial statements have been reclassified to conform to the presentation for 2013. Such reclassifications had no effect on the net results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available for sale:

	(Amounts in thousands)
March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$ 111	$ 10	$ —	$ 121
U.S. Government agencies and corporations	4,987	9	—	4,996
Obligations of states and political subdivisions	40,323	1,796	85	42,034
U.S. Government-sponsored mortgage-backed securities	87,429	1,894	669	88,654
U.S. Government-sponsored collateralized mortgage obligations	28,206	323	60	28,469
Trust preferred securities	13,885	—	5,199	8,686

Total debt securities	174,941	4,032	6,013	172,960
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226

Total regulatory stock	3,049	—	—	3,049

Total investment securities available-for-sale	$ 177,990	$ 4,032	$ 6,013	$ 176,009

	(Amounts in thousands)
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$ 113	$ 10	$ —	$ 123
U.S. Government agencies and corporations	8,038	27	—	8,065
Obligations of states and political subdivisions	40,374	1,973	31	42,316
U.S. Government-sponsored mortgage-backed securities	90,858	2,071	590	92,339
U.S. Government-sponsored collateralized mortgage obligations	30,917	300	75	31,142
Trust preferred securities	13,883	—	6,271	7,612

Total debt securities	184,183	4,381	6,967	181,597
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226

Total regulatory stock	3,049	—	—	3,049

Total investment securities available-for-sale	$ 187,232	$ 4,381	$ 6,967	$ 184,646

FHLB and FRB stock are carried at cost and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FRB. While the FHLBs have been negatively impacted by the current economic conditions, the FHLB of Cincinnati has reported profits for 2012 and year-to-date 2013, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at March 31, 2013 or December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at March 31, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value

Due in one year or less	$ 172	$ 177
Due after one year through five years	6,639	6,726
Due after five years through ten years	6,007	6,347
Due after ten years	46,488	42,587

Total	59,306	55,837
U.S. Government-sponsored mortgage-backed and related securities	115,635	117,123

Total debt securities	$ 174,941	$ 172,960

The table below sets forth the proceeds and gains or losses realized on securities sold or called for the three months ended:

	(Amounts in thousands)
	March 31,

	2013	2012

Proceeds on securities called	$ 5,000	$ 2,246
Gross realized gains	—	7
Gross realized losses	—	—

Investment securities with a carrying value of approximately $113.8 million and $107.6 were pledged to secure deposits and for other purposes at March 31, 2013 and December 31, 2012. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at March 31, 2013:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government-sponsored mortgage-backed and related securities	$ —	$ —	$ 44,417	$ 669	$ 44,417	$ 669
U.S. Government-sponsored collateralized mortgage obligations	—	—	4,118	60	4,118	60
Obligations of states and political subdivisions	6,097	85	—	—	6,097	85
Trust preferred securities	—	—	8,686	5,199	8,686	5,199

Total	$ 6,097	$ 85	$ 57,221	$ 5,928	$ 63,318	$ 6,013

The above table comprises 47 investment securities where the fair value is less than the related amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2012:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government-sponsored mortgage-backed and related securities	$ —	$ —	$ 47,358	$ 590	$ 47,358	$ 590
U.S. Government-sponsored collateralized mortgage obligations	—	—	4,825	75	4,825	75
Obligations of states and political subdivisions	4,176	31	—	—	4,176	31
Trust preferred securities	—	—	7,612	6,271	7,612	6,271

Total	$ 4,176	$ 31	$ 59,795	$ 6,936	$ 63,971	$ 6,967

The above table comprises 46 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations and obligations of states and political subdivisions were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Securities Deemed to be Other-Than-Temporarily Impaired

The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly.

For debt securities in an unrealized loss position, management assesses whether (a) it has the intent to sell the debt security or (b) it is more-likely-than-not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the Company presents the amount of the OTTI recognized in the income statement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at March 31, 2012. No investments were determined to be other-than-temporarily impaired in the quarter ended March 31, 2013. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (before tax) as indicated in the following table:

	(Amounts in thousands)
	March 31,
	2013	2012
Trust preferred securities:
Net impairment losses recognized in earnings (before tax)	$ —	$ 171

Impairment losses recognized in other comprehensive income (before tax)	$ —	$ 136

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held for the three months ended:

(Amounts in thousands)
March 31,
	2013	2012
Beginning balance	$ 351	$ 10,674
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	171
Sale of debt securities	—	—

Ending balance	$ 351	$ 10,845

During the third quarter of 2012,  the Company was able to sell 19 of the 22 bank collateralized positions. All of these securities exhibited evidence of significant deterioration in issuers’ creditworthiness. The 3 remaining bank collateralized positions, as well as the 9 positions collateralized by insurance companies, have historically not exhibited material other-than-temporary impairment, thus were excluded from sale considerations. The Company continues to have both the intent and ability to hold these securities to maturity.

At March 31, 2013, there was $743,000 of investment securities considered to be in non-accrual status. This balance is comprised of 3 of its 15 investments in trust preferred securities. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	March 31, 2013		December 31, 2012

	Balance	%	Balance	%

Commercial real estate	$ 197,547	66.5	$ 193,417	61.1
Commercial	39,671	13.3	62,312	19.6
Residential real estate	38,437	12.9	39,091	12.3
Consumer—other	4,225	1.4	4,552	1.4
Consumer—home equity	17,583	5.9	17,910	5.6

Total loans	$ 297,463		$ 317,282

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented loans in the portfolio by product type. Loans are segmented into the following pools: commercial loans, commercial real estate loans, residential real estate loans and consumer loans. The Company also sub-segments the consumer loan portfolio into the following two classes: other consumer loans and home equity loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over multiple periods for all portfolio segments. Management evaluates these results and utilizes the most reflective period in the calculation. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor.

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

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:

Levels and trends in classification	Stable
Declining trends in financial performance – Commercial real estate and Commercial	Increasing
Structure and lack of performance measures – Commercial real estate and Commercial	Increasing
Migration between risk categories	Stable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the three months ended:

	(Amounts in thousands)
March 31, 2013	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total

Balance at beginning of period	$ 639	$ 2,616	$ 104	$ 123	$ 343	$ 3,825
Loan charge-offs	(1)	(72)	(29)	—	(74)	(176)
Recoveries	4	—	32	5	1	42

Net loan charge-offs	3	(72)	3	5	(73)	(134)
Provision charged to operations	(23)	194	(14)	(21)	64	200

Balance at end of period	$ 619	$ 2,738	$ 93	$ 107	$ 334	$ 3,891

March 31, 2012	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total

Balance at beginning of period	$ 565	$ 1,803	$ 92	$ 128	$ 470	$ 3,058
Loan charge-offs	(17)	—	(46)	(51)	(100)	(214)
Recoveries	2	—	15	2	6	25

Net loan charge-offs	(15)	—	(31)	(49)	(94)	(189)
Provision charged to operations	(16)	(148)	60	112	262	270

Balance at end of period	$ 534	$ 1,655	$ 121	$ 191	$ 638	$ 3,139

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended March 31, 2013 and December 31, 2012:

(Amounts in thousands)
March 31, 2013	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 45	$ 391	$ —	$ —	$ —	$ 436
Collectively evaluated for impairment	574	2,347	93	107	334	3,455

Total ending allowance balance	$ 619	$ 2,738	$ 93	$ 107	$ 334	$ 3,891

Loan Portfolio:
Individually evaluated for impairment	$ 57	$ 4,824	$ —	$ —	$ —	$ 4,881
Collectively evaluated for impairment	39,614	192,723	4,225	17,583	38,437	292,582

Total ending loans balance	$ 39,671	$ 197,547	$ 4,225	$ 17,583	$ 38,437	$ 297,463

December 31, 2012	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 49	$ 423	$ —	$ —	$ —	$ 472
Collectively evaluated for impairment	590	2,193	104	123	343	3,353

Total ending allowance balance	$ 639	$ 2,616	$ 104	$ 123	$ 343	$ 3,825

Loan Portfolio:
Individually evaluated for impairment	$ 49	$ 5,031	$ —	$ —	$ —	$ 5,080
Collectively evaluated for impairment	62,263	188,386	4,552	17,910	39,091	312,202

Total ending loans balance	$ 62,312	$ 193,417	$ 4,552	$ 17,910	$ 39,091	$ 317,282

The following tables represent credit exposures by internally assigned grades for March 31, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted. This rating does not mean that the assets have no recovery or salvage value but rather that the assets should be charged off now, even though partial or full recovery may be possible in the future.

The following table is a summary of credit quality indicators by internally assigned grade as of March 31, 2013 and December 31, 2012:

	(Amounts in thousands)
	Commercial	Commercial real estate

March 31, 2013
Pass	$ 37,991	$ 181,005
Special Mention	951	8,513
Substandard	729	8,029
Doubtful	—	—

Ending Balance	$ 39,671	$ 197,547

	Commercial	Commercial real estate

December 31, 2012
Pass	$ 60,387	$ 175,367
Special Mention	1,182	11,135
Substandard	743	6,915
Doubtful	—	—

Ending Balance	$ 62,312	$ 193,417

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following table is a summary of consumer credit exposure as of March 31, 2013 and December 31, 2012:

(Amounts in thousands)
	Consumer- other	Consumer - home equity	Residential real estate

March 31, 2013
Performing	$ 4,201	$ 17,512	$ 37,960
Nonperforming	24	71	477

Total	$ 4,225	$ 17,583	$ 38,437

	Consumer- other	Consumer - home equity	Residential real estate

December 31, 2012
Performing	$ 4,525	$ 17,838	$ 38,602
Nonperforming	27	72	489

Total	$ 4,552	$ 17,910	$ 39,091

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally nine months.

The following table shows the amounts of contractual interest income and interest income actually reflected in income on TDRs for the periods indicated.

	(Amounts in thousands)
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012

Principal balance of TDRs at period end	$ 2,875	$ 2,926	$ 1,473
Gross interest income that would have been recorded if loans had not been restructured	32	165	21
Interest income actually included in income on TDRs	30	165	21

There were no loans modified in a TDR for the three months ended March 31, 2013. The following table presents, by class, information related to loans modified in a TDR during the three months ended March 31, 2012 (1):

	March 31, 2012

	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance

Commercial real estate	1	$ 269	$ 269	$ —

Total restructured loans	1	$ 269	$ 269	$ —

Subsequently defaulted	—	$ —

(1)

The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is an aging analysis of the recorded investment of past due loans as of March 31, 2013 and December 31, 2012:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

March 31, 2013
Commercial real estate	$ 414	$ —	$ 1,916	$ 2,330	$ 195,217	$ 197,547	$ —
Commercial	29	—	45	74	39,597	39,671	—
Residential real estate	323	—	373	696	37,741	38,437	—
Consumer:
Consumer—home equity	—	56	62	118	17,465	17,583	—
Consumer—other	2	—	24	26	4,199	4,225	—

Total	$ 768	$ 56	$ 2,420	$ 3,244	$ 294,219	$ 297,463	$ —

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing

December 31, 2012
Commercial real estate	$ 32	$ —	$ 2,182	$ 2,214	$ 191,203	$ 193,417	$ —
Commercial	—	—	49	49	62,263	62,312	—
Residential real estate	72	158	384	614	38,477	39,091	—
Consumer:
Consumer—home equity	—	—	62	62	17,848	17,910	—
Consumer—other	14	—	27	41	4,511	4,552	—

Total	$ 118	$ 158	$ 2,704	$ 2,980	$ 314,302	$ 317,282	$ —

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2013 and December 31, 2012. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three months ended March 31, 2013 and March 31, 2012.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance

March 31, 2013
With no related allowance recorded:
Commercial real estate	$ 848	$ 848	$ —
Commercial	12	12	—
With an allowance recorded:
Commercial real estate	3,976	3,976	391
Commercial	45	45	45

Total:
Commercial real estate	$ 4,824	$ 4,824	$ 391
Commercial	57	57	45

	Recorded Investment	Unpaid Principal Balance	Related Allowance

December 31, 2012
With no related allowance recorded:
Commercial real estate	$ 789	$ 789	$ —
With an allowance recorded:
Commercial real estate	4,242	4,242	423
Commercial	49	49	49

Total:
Commercial real estate	$ 5,031	$ 5,031	$ 423
Commercial	49	49	49

	(Amounts in thousands)
	March 31, 2013		March 31, 2012

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate	$ 855	$ 4	$ 978	$ 1
Commercial	4	—	—	—
With an allowance recorded:
Commercial real estate	3,980	27	1,382	17
Commercial	46	—	66	—

Total:
Commercial real estate	$ 4,835	$ 31	$ 2,360	$ 18
Commercial	50	—	66	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of classes of loans on non-accrual status as of March 31, 2013 and December 31, 2012:

	(Amounts in thousands)
	March 31, 2013	December 31, 2012

Commercial real estate	$ 2,145	$ 2,336
Commercial	57	49
Residential real estate	477	489
Consumer:
Consumer—other	24	27
Consumer—home equity	71	72

Total	$ 2,774	$ 2,973

As of March 31, 2013 and December 31, 2012, there were $3.9 million and $2.7 million, respectively, in loans that were neither classified as non-accrual nor considered impaired, but which can be considered potential problem loans.

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

	THREE MONTHS ENDED
	March 31,

	2013	2012

Net income (amounts in thousands)	$ 830	$ 1,159
Weighted average common shares outstanding	4,525,830	4,525,530
Basic earnings per share	$ 0.18	$ 0.26
Diluted earnings per share	$ 0.18	$ 0.26

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2013 and December 31, 2012 were 1.73% and 1.76%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

8.) Commitments:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market, forward contracts for the future purchase of mortgage-backed securities and forward contracts for the future delivery of these mortgage loans are considered derivatives. It is the Company’s practice to enter into the forward contracts for the future purchase of mortgage-backed securities when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not formally designated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in hedge relationships. The Company reports the derivative assets and liabilities in other assets and other liabilities; associated income and expense is reported in mortgage banking gains.

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

The following table is a summary of mortgage banking derivative commitments and the related balance sheet accounts:

	(Amounts in thousands)
	March 31, 2013	December 31, 2012

Mortgage banking derivative commitments:
Interest rate lock commitments	$ 32,606	$ 65,536
Forward contracts for the future delivery of mortgage loans	14,246	15,731
Forward contracts for the future purchase of mortgage-backed securities	20,000	52,000

Corresponding recorded balances :
Derivative asset	$ 428	$ 531
Derivative liability	99	199
Reserve for loan repurchases	537	430

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets. The contract or notional amounts for those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	March 31, 2013	December 31, 2012

Commitments to extend credit:
Fixed rate	$ 14,519	$ 14,551
Variable rate	39,342	48,184
Standby letters of credit	443	477

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice.

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	March 31, 2013	December 31, 2012

Overdraft protection available on depositors’ accounts	$ 9,826	$ 9,814
Balance of overdrafts included in loans	98	167
Average daily balance of overdrafts	107	112
Average daily balance of overdrafts as a percentage of available	1.09%	1.14%

9.) Fair Value of Assets and Liabilities:

Measurements

Accounting guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		(Amounts in thousands) Fair Value Measurements at 3/31/13 Using

Description	March 31, 2013	Level 1	Level 2	Level 3

ASSETS
U.S. Treasury securities	$ 121	$ —	$ 121	$ —
U.S. Government agencies and corporations	4,996	—	4,996	—
Obligations of states and political subdivisions	42,034	—	42,034	—
U.S. Government-sponsored mortgage-backed and CMO securities	117,123	—	117,123	—
Trust preferred securities	8,686	—	—	8,686
Loans held for sale	16,628	—	16,628	—
Mortgage banking derivatives	428	—	428	—

LIABILITIES
Mortgage banking derivatives	$ 99	$ —	$ 99	$ —

		Fair Value Measurements at 12/31/12 Using

Description	December 31, 2012	Level 1	Level 2	Level 3

ASSETS
U.S. Treasury securities	$ 123	$ —	$ 123	$ —
U.S. Government agencies and corporations	8,065	—	8,065	—
Obligations of states and political subdivisions	42,316	—	42,316	—
U.S. Government-sponsored mortgage-backed and CMO securities	123,481	—	123,481	—
Trust preferred securities	7,612	—	—	7,612
Loans held for sale	24,756	—	24,756	—
Mortgage banking derivatives	531	—	531	—

LIABILITIES
Mortgage banking derivatives	$ 199	$ —	$ 199	$ —

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2013 and 2012. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	March 31, 2013	March 31, 2012

	Trust preferred securities	Trust preferred securities

Beginning balance	$ 7,612	$ 9,145
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	(171)
Other comprehensive income	1,074	970
Purchases, issuances and settlements	—	(14)

Ending balance	$ 8,686	$ 9,930

Losses included in net income for the period relating to assets held at period end	$ —	(171)

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

The Company holds trust preferred securities that are backed by pooled trust preferred debt issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and into 2013, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and into 2013, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust preferred securities, including securities held by the Company. All of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2012 have resulted in illiquid and inactive financial markets and severely

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

depressed prices for these securities. The Company analyzed the cash flow characteristics of the securities to determine which investments the Company does not consider to be OTTI at March 31, 2013. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows. Although the Company does not consider the investment in these assets to be OTTI at March 31, 2013, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The remaining securities had life-to-date impairment losses as presented below.

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	March 31, 2013	December 31, 2012

Total number of trust preferred securities	12	12
Par value	$ 14,449	$ 14,449

Number not considered OTTI	10	10
Par value	$ 11,491	$ 11,491

Number considered OTTI	2	2
Par value	$ 2,958	$ 2,958

Life-to-date impairment recognized in earnings	$ 351	$ 351
Life-to-date impairment recognized in other comprehensive income	1,687	1,868

Total life-to-date impairment	$ 2,038	$ 2,219

The following table details the 2 debt securities with other-than-temporary impairment, their credit ratings at March 31, 2013 and the related losses recognized in earnings:

(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2013	Additions in QTD March 31, 2013	Amount of OTTI related to credit loss at March 31, 2013

PreTSL XXIII Class C-FP	Ca/C	$ 211	$ —	$ 211
Trapeza IX B-1	Ca/CC	140	—	140

Total		$ 351	$ —	$ 351

The following table details the 18 debt securities with other-than-temporary impairment, their credit ratings at March 31, 2012 and the related losses recognized in earnings:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2012	Additions in QTD March 31, 2012	Amount of OTTI related to credit loss at March 31, 2012

MM Community Funding II Class B	Ba1/CC	$ 11	$ —	$ 11
PreTSL I Mezzanine	Ca/C	430	—	430
PreTSL II Mezzanine	Ca/C	1,416	81	1,497
PreTSL V Mezzanine	Ba3/D	97	—	97
PreTSL VIII B-3	C/C	1,635	—	1,635
PreTSL IX Class B-2	Ca/C	274	—	274
PreTSL XV Class B-2	C/C	277	—	277
PreTSL XV Class B-3	C/C	279	—	279
PreTSL XVI D	NR/C	518	—	518
PreTSL XVI D	NR/C	991	—	991
PreTSL XVII Class C	Ca/C	978	—	978
PreTSL XVII Class D	NR/C	930	—	930
PreTSL XVIII Class D	NR/C	513	—	513
PreTSL XXIII Class C-FP	Ca/C	211	—	211
PreTSL XXV Class D	NR/C	1,001	—	1,001
PreTSL XXVI Class D	NR/C	465	—	465
Trapeza CDO II Class C-1	Ca/C	598	—	598
Trapeza IX B-1	Ca/CC	50	90	140

Total		$ 10,674	$ 171	$ 10,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of March 31, 2013 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral

PreTSL XXIII	C-2	$ 1,011	$ 273	$ (738)	Ca/C	90	26.11%	— %
PreTSL XXIII	C-FP	1,558	470	(1,088)	Ca/C	90	26.11	—
I-PreTSL I	B-1	986	680	(306)	NR/CCC	14	17.24	2.00
I-PreTSL I	B-2	1,000	680	(320)	NR/CCC	14	17.24	2.00
I-PreTSL I	B-3	1,000	680	(320)	NR/CCC	14	17.24	2.00
I-PreTSL II	B-3	2,990	2,520	(470)	NR/B	22	7.53	12.80
I-PreTSL III	B-2	1,000	710	(290)	Ba3/CCC	21	13.14	8.70
I-PreTSL III	C	1,000	440	(560)	NR/CCC	21	13.14	—
I-PreTSL IV	B-1	1,000	900	(100)	Ba2/CCC	22	9.91	6.20
I-PreTSL IV	B-2	1,000	900	(100)	Ba2/CCC	22	9.91	6.20
I-PreTSL IV	C	480	173	(307)	Caa1/CC	22	9.91	1.70
Trapeza IX	B-1	860	260	(600)	Ca/CC	32	20.21	—

Total		$ 13,885	$ 8,686	$ (5,199)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2012 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral

PreTSL XXIII	C-2	$ 1,011	$ 203	$ (808)	C/C	88	26.28%	— %
PreTSL XXIII	C-FP	1,556	325	(1,231)	Ca/C	88	26.28	—
I-PreTSL I	B-1	986	368	(618)	NR/CCC	15	7.96	13.60
I-PreTSL I	B-2	1,000	757	(243)	NR/CCC	15	7.96	13.60
I-PreTSL I	B-3	1,000	758	(242)	NR/CCC	15	7.96	13.60
I-PreTSL II	B-3	2,990	1,810	(1,180)	NR/B	23	7.20	11.00
I-PreTSL III	B-2	1,000	765	(235)	Ba3/CCC	23	6.37	15.60
I-PreTSL III	C	1,000	822	(178)	NR/CCC	23	6.37	—
I-PreTSL IV	B-1	1,000	614	(386)	Ba2/CCC	23	14.16	5.60
I-PreTSL IV	B-2	1,000	822	(178)	Ba2/CCC	23	14.16	5.60
I-PreTSL IV	C	480	146	(334)	Caa1/CC	23	14.16	1.20
Trapeza IX	B-1	860	222	(638)	Ca/CC	34	19.91	—

Total		$ 13,883	$ 7,612	$ (6,271)

The market for these securities at March 31, 2013 and December 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2013;

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

The effective discount rates on an overall basis generally range from 5.34% to 19.72% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets, classified as Level 1 inputs; observable inputs employed by certified appraisers for similar assets, classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

(Amounts in thousands) March 31, 2013

	Level 1	Level 2	Level 3	Total

Assets measured on a nonrecurring basis:
Impaired loans:
Recorded investment	$ —	$ —	$ 4,881	$ 4,881
Reserve	—	—	(436)	(436)

Net balance	$ —	$ —	$ 4,445	$ 4,445

Other real estate owned:
Recorded investment	$ —	$ —	$ 395	$ 395
Valuation allowance	—	—	(71)	(71)

Net balance	$ —	$ —	$ 324	$ 324

December 31, 2012

	Level 1	Level 2	Level 3	Total

Assets measured on a nonrecurring basis:
Impaired loans:
Recorded investment	$ —	$ —	$ 5,080	$ 5,080
Reserve	—	—	(472)	(472)

Net balance	$ —	$ —	$ 4,608	$ 4,608

Other real estate owned:
Recorded investment	$ —	$ —	$ 216	$ 216
Valuation allowance	—	—	(71)	(71)

Net balance	$ —	$ —	$ 145	$ 145

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

Other real estate owned (OREO): Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is charged to the allowance for loan losses. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

Financial Instruments

The Company disclosures fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

Such techniques and assumptions, as they apply to individual categories of the financial instruments, are as follows:

Cash and cash equivalents – The carrying amounts for cash and cash equivalents are a reasonable estimate of those assets’ fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Bank-owned life insurance – The fair value is based upon the cash surrender value of the underlying policies and matches the book value.

Accrued interest receivable – The carrying amount is a reasonable estimate of these assets’ fair value.

Mortgage banking derivatives – The Company enters into derivative financial instruments in the form of interest rate locks with potential mortgage loan borrowers, and likewise enters into contracts for the future delivery of residential mortgage loans into the secondary markets. These derivative instruments are recognized as either assets or liabilities at fair value on a recurring basis in the consolidated balance sheets as indicated in the ensuing table. Commitments to deliver mortgage loans are valued at the commitment price from the investor. Interest rate lock commitments are valued at best execution prices at March 31, 2013. Forward contracts to purchase mortgage-backed securities are valued at trading levels as of March 31, 2013. Fair value adjustments relating to these mortgage banking derivatives are recorded in current year earnings as a component of mortgage banking gains.

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at March 31, 2013 and December 31, 2012 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands) March 31, 2013

	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value

ASSETS:
Cash and cash equivalents	$ 29,238	$ 29,238	$ —	$ —	$ 29,238
Investment securities available-for-sale	176,009	3,049	164,274	8,686	176,009
Loans held for sale	16,628	—	16,628	—	16,628
Loans, net of allowance for loan losses	293,572	—	—	299,914	299,914
Bank-owned life insurance	14,094	14,094	—	—	14,094
Accrued interest receivable	1,971	1,971	—	—	1,971
Mortgage banking derivatives	428	—	428	—	428
LIABILITIES:
Demand, savings and money market deposits	$ 294,969	$ 294,969	$ —	$ —	$ 294,969
Time deposits	146,041	—	149,860	—	149,860
FHLB advances	42,000	—	—	45,015	45,015
Short-term borrowings	3,015	3,015	—	—	3,015
Subordinated debt	5,155	—	—	4,289	4,289
Accrued interest payable	335	335	—	—	335
Mortgage banking derivatives	99	—	99	—	99

	(Amounts in thousands) December 31, 2012

	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value

ASSETS:
Cash and cash equivalents	$ 27,577	$ 27,577	$ —	$ —	$ 27,577
Investment securities available-for-sale	184,646	9	173,985	7,612	184,646
Loans held for sale	24,756	—	24,756	—	24,756
Loans, net of allowance for loan losses	313,457	—	—	320,012	320,012
Bank-owned life insurance	14,009	14,009	—	—	14,009
Accrued interest receivable	1,765	1,765	—	—	1,765
Mortgage banking derivatives	531	—	531	—	531
LIABILITIES:
Demand, savings and money market deposits	$ 323,855	$ 323,855	$ —	$ —	$ 323,855
Time deposits	153,046	—	157,406	—	157,406
FHLB advances	42,000	—	—	45,113	45,113
Short-term borrowings	4,051	4,051	—	—	4,051
Subordinated debt	5,155	—	—	4,227	4,227
Accrued interest payable	359	359	—	—	359
Mortgage banking derivatives	199	—	199	—	199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2013 and December 31, 2012:

(Amounts in thousands)
	Fair value at March 31, 2013	Valuation Technique	Significant Unobservable Input	Description of Inputs

Trust preferred securities	$8,686	Discounted Cash Flow	Projected Prepayments

1) Trust preferred securities issued by banks subject to Dodd-Frank’s phase-out of trust preferred securities from Tier 1 Capital. All fixed rate within one year; variable rate at increasing intervals depending on spread.

2) Trust preferred securities issued by healthy, well capitalized banks that have fixed rate coupons greater than 8%.

3) 1% annually for all other fixed rate issues and all variable rate issues. 4) Zero for collateral issued by REITs or insurance companies.

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals.

			Discount Rates	1) Ranging from ~5.34% to ~19.72%, depending on each bond’s seniority and remaining subordination after projected losses.

Impaired loans	3,350	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% to (27)%

			Liquidation Expenses (2)	0% to (10)%

	1,095	Discounted Cash Flow	Discount Rate	5.75% (only one loan)

Other real estate owned	324	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0% to (37)%

			Sales Agreements	0% to (36)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals.

			Discount Rates	1) Ranging from ~5.69% to ~21.76%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	3,503	Appraisal of Collateral (1)	Appraisal Adjustments (2)	0% to (27)%

			Liquidation Expenses (2)	0% to (15)%

	1,105	Discounted Cash Flow	Discount Rate	5.75% (only one loan)

Other real estate owned	145	Appraisal of Collateral (1), (3)	Sales Agreements	0% to (39)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraisal. The adjustment of appraised value is measured as the effect on fair value as a percentage of unpaid principal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF

	MARCH 31, 2013			DECEMBER 31, 2012			MARCH 31, 2012

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Interest earning deposits and other assets	$ 11,006	$ 6	0.19%	$ 19,444	$ 15	0.30%	$ 4,847	$ 5	0.38%
Investment securities (1) (2) (3)	185,126	1,130	2.45%	186,304	1,228	2.63%	187,235	1,505	3.22%
Loans (1) (2) (3)	331,514	4,069	4.94%	322,174	4,282	5.30%	286,715	3,979	5.56%

Total interest-earning assets	527,646	$ 5,205	3.97%	527,922	$ 5,525	4.17%	478,797	$ 5,489	4.59%

Cash and due from banks	7,593			8,269			7,734
Bank premises and equipment	6,605			6,563			6,483
Other assets	16,169			18,774			17,590

Total noninterest-earning assets	30,367			33,606			31,557

Total assets	$ 558,013			$ 561,528			$ 510,604

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$ 96,972	$ 51	0.22%	$ 90,376	$ 47	0.20%	$ 82,365	$ 34	0.16%
Savings	121,437	23	0.08%	119,701	29	0.10%	100,057	25	0.10%
Time	148,433	509	1.39%	155,374	558	1.43%	157,560	661	1.68%

Total interest-bearing deposits	366,842	583	0.64%	365,451	634	0.69%	339,982	720	0.85%
Other borrowings	47,727	305	2.59%	42,039	310	2.94%	43,625	318	2.93%
Subordinated debt	5,155	23	1.75%	5,155	24	1.83%	5,155	26	1.97%

Total interest-bearing liabilities	419,724	$ 911	0.88%	412,645	$ 968	0.93%	388,762	$ 1,064	1.10%

Demand deposits	84,427			88,227			70,987
Other liabilities	4,382			10,401			4,088
Shareholders' equity	49,480			50,255			46,767

Total liabilities and Shareholders' equity	$ 558,013			$ 561,528			$ 510,604

Net interest income		$ 4,294			$ 4,557			$ 4,425

Net interest rate spread (4)			3.09%			3.24%			3.49%

Net interest margin (5)			3.27%			3.44%			3.67%

Ratio of interest-earning assets to interest-bearing liabilities			1.26			1.28			1.23

(1)  Includes both taxable and tax exempt securities and loans.

(2) The amounts are presented on a fully taxable equivalanet basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments and $10,000 and $150,000 for March 31, 2013, $12,000 and $166,000 for December 31, 2012 and $12,000 and $172,000 for March 31, 2012.

(3)  Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average deferred fees and costs.

(4)  Interest rate spread represents the difference between the yield on earning assets and the ratio paid on interest-bearing liabilities.

(5)  Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

Unaudited	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

SUMMARY OF OPERATIONS
Total interest income	$ 5,045	$ 5,347	$ 5,136	$ 5,227	$ 5,305
Total interest expense	(911)	(968)	(1,012)	(1,027)	(1,064)

NET INTEREST INCOME (NII)	4,134	4,379	4,124	4,200	4,241
Provision for loan losses	(200)	(2,120)	(300)	(330)	(270)

NII after loss provision	3,934	2,259	3,824	3,870	3,971
Investment security gains (losses) including impairment losses	—	(46)	25	28	(164)
Mortgage banking gains	688	335	1,017	266	154
Other income	618	595	670	734	705
Total non-interest expense	(4,175)	(4,082)	(3,848)	(3,694)	(3,864)

Income (loss) before tax expense (benefit)	1,065	(939)	1,688	1,204	802

Federal income tax expense (benefit)	235	(475)	422	252	(357)

Net income (loss)	$ 830	$ (464)	$ 1,266	$ 952	$ 1,159

PER COMMON SHARE DATA (1)
Net income (loss), both basic and diluted	$ 0.18	$ (0.11)	$ 0.28	$ 0.21	$ 0.26
Book value	11.17	10.93	11.17	10.64	10.53
BALANCE SHEET DATA
Assets	$ 546,467	$ 582,240	$ 554,508	$ 522,699	$ 508,446
Investments	176,009	184,646	175,024	177,228	182,686
Loans	297,463	317,282	293,194	284,257	277,357
Loans held for sale	16,628	24,756	15,999	14,882	6,804
Deposits	441,010	476,901	438,857	414,304	409,055
Borrowings	45,015	46,051	41,737	50,559	42,180
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	50,570	49,452	50,560	48,137	47,633
AVERAGE BALANCES
Assets	$ 558,013	$ 561,528	$ 526,744	$ 513,479	$ 510,604
Investments	185,126	186,304	175,539	185,034	187,235
Loans	307,568	300,735	289,792	287,960	281,594
Loans held for sale	23,946	21,439	17,195	9,356	5,121
Deposits	451,269	453,678	419,482	412,954	410,969
Borrowings	47,727	42,039	47,771	42,760	43,625
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders equity	49,480	50,255	49,089	48,260	46,767
ASSET QUALITY RATIOS
Loan charge-offs	$ (176)	$ (1,963)	$ (70)	$ (168)	$ (214)
Recoveries on loans	42	51	49	37	25

Net charge-offs	$ (134)	$ (1,912)	$ (21)	$ (131)	$ (189)

Net charge-offs as a percentage of average total loans	0.17%	2.54%	0.03%	0.19%	0.27%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.15	1.02	1.56	2.18	1.13
Nonperforming loans	$ 5,453	$ 5,668	$ 6,477	$ 7,667	$ 3,721
Nonperforming securities	743	674	832	1,376	1,523
Other real estate owned	324	145	242	316	359

Total nonperforming assets	$ 6,520	$ 6,487	$ 7,551	$ 9,359	$ 5,603

Nonperforming assets as a percentage of:
Total assets	1.19%	1.11%	1.36%	1.79%	1.10%
Equity plus allowance for loan losses	11.95	12.16	13.92	18.15	11.02
Tier I capital	11.68	12.01	13.70	17.54	10.64
FINANCIAL RATIOS
Return on average equity	6.71%	(3.69)%	10.32%	7.89%	9.91%
Return on average assets	0.59	(0.33)	0.96	0.74	0.91
Efficiency ratio	76.75	76.89	66.22	71.04	75.76
Effective tax rate	22.07	(50.59)	25.00	20.93	(44.51)
Net interest margin	3.27	3.44	3.51	3.59	3.67

(1) Basic and diluted earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Review

The following is management’s discussion and analysis of the financial condition and results of operations of Cortland Bancorp (the Company). The discussion should be read in conjunction with the Consolidated Financial Statements and related notes and summary financial information included elsewhere in this quarterly report.

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

Economic circumstances, the Company’s operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates either nationally or in the Company’s market area, including the impact of the impairment of securities; political actions, including failure of the United States Congress to raise the federal debt ceiling or the imposition of changes in the federal budget; changes in customer preferences and consumer behavior; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity, such as expectations regarding the rate of inflation or deflation, currency exchange rates, and other factors influencing market volatility; changes in assumptions underlying the establishment of reserves for possible loan losses, reserves for repurchase of mortgage loans sold and other estimates; changes in operations of CSB Mortgage Company (CSB) as a result of the activity in the residential real estate market; and risks associated with other global economic, political and financial factors.

While actual results may differ significantly from the results discussed in the forward-looking statements, the Company undertakes no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

Analysis of Assets and Liabilities for the First Three Months

Earning assets are comprised of investment securities, loans and deposits at financial institutions, including the Federal Reserve Bank.  Earning assets were $512.1 million at March 31, 2013, an increase of 8.7% from the March 31, 2012 balance of $471.0 million, and  a decrease of 4.4% from the December 31, 2012 balance of $535.7 million. The decrease from December 31 was the net result of the following: an increase in deposits at the Federal Reserve of $13.7 million, a decrease in investment securities of $8.6 million, $20.7 million of 60-day loans redeemed prior to March 31, 2013, and a $8.1 million decrease in loans held for sale as a result of CSB Mortgage Company activity. Total assets of $546.5 million at March 31, 2013 reflect an increase of 7.5% from the one year ago asset total of $508.5 million and a decrease of 6.1% from December 31, 2012 asset total of $582.2 million.

Total cash and cash equivalents increased by $1.7 million from year-end and increased by $16.3 million from the balance at March 31, 2012.

At March 31, 2013, the investment securities portfolio was $176.0 million, compared to $184.6 million at December 31, 2012, a decrease of $8.6 million, or 4.7%.  Investment securities decreased $6.7 million compared to March 31, 2012, a decrease of 3.7%. Investment securities represented  34.4% of earning assets at March 31, 2013, compared to 38.8% at March 31, 2012 and 34.5% at December 31, 2012.  The decrease from one year ago is partially due to the sale of $3.5 million in trust preferred securities in September 2012. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment portfolio represented 39.9% of each deposit dollar at March 31, 2013, down from 44.7 % a year ago and up from 38.7% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses of $2.0 million at March 31, 2013, a decrease of $910,000 compared to net unrealized losses of $2.9 million at March 31, 2012, and a decrease of $605,000 compared to net unrealized losses of $2.6 million at December 31, 2012.  Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and an inactive market for certain securities, as discussed in Note 9 to the financial statements. A partial sale of these securities has lessened unrealized losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Company’s investment portfolio contains trust preferred securities, which have resulted in valuation charges against income of $13.7 million in 2009, $2.7 million in 2010, $202,000 in 2011, $171,000 in 2012 and none recorded in the first quarter of 2013.  The Company continues to value these securities consistent with valuation techniques prescribed under accounting standards.  The market for these securities and similar securities, which had been relatively active through 2003, became illiquid during the financial crisis of 2008 and is still currently not active. Since 2008, the Company has modeled and analyzed the cash flow characteristics and has concluded that a major portion of these devalued securities were not recoverable.  In 2012, a portion of these securities were sold.

Loans held for sale decreased to $16.6 million at March 31, 2013 compared to $24.8 million at December 31, 2012 and an increase from $6.8 million at March 31, 2012.  The variance is in line with expected results from the newly formed wholesale banking unit, which originated over $100 million of mortgage loans during the quarter ended March 31, 2013.

Total loans at March 31, 2013 were $297.5 million compared to $277.4 million a year ago, a 7.2% increase, and $317.3 million at December 31, 2012, a 6.2% decrease. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin.

Total loans net of the allowance for losses increased by $19.4 million during the twelve month period from March 31, 2012 to March 31, 2013, and decreased by $19.9 million from December 31, 2012. Total gross loans as a percentage of earning assets stood at 58.1% as of March 31, 2013, 58.9% at March 31, 2012 and 59.2% as of December 31, 2012.  The total loan-to-deposit ratio was 67.5% at March 31, 2013, 67.8% at March 31, 2012 and 66.5% at December 31, 2012. The decrease in loans from year-end was, as stated previously, due in part to 60-day term commercial loans for a total of $20.7 million that closed in December 2012 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2013.

At March 31, 2013, the loan loss allowance of $3.9 million represented approximately1.31% of outstanding loans, and at March 31, 2012 the loan loss allowance of $3.1 million represented approximately 1.13% of outstanding loans.  The loan loss allowance at December 31, 2012 of $3.8 million represented approximately 1.21% of outstanding loans, or 1.29% excluding the 60-day term loans to which none of the allowance is allocated.

During the first three months, loan charge-offs were $176,000 in 2013 compared to $214,000 for the same period in 2012, while the recovery of previously charged-off loans amounted to $42,000 in 2013 and $25,000 in 2012. The net charge-offs represent 0.17% of average loans for 2013 and 0.27% for the same period in 2012. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year.  The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.

Despite less than favorable economic conditions over the past several years, the Company has been able to grow its loan portfolio without experiencing any substantive deterioration in credit quality. Loans accounted for on a non-accrual basis remained relatively stable from $3.0 million at December 31, 2012 and $2.6 million at March 31, 2012 to $2.8 million at the recent quarter ended March 31, 2013. Non-accrual loans at March 31, 2013 and March 31, 2012 represent 0.93% of the loan portfolio compared to 0.94% at December 31, 2012. The allowance for loan losses covers 140.27% of nonaccrual loans at March 31, 2013.

Bank-owned life insurance had a cash surrender value of $14.1 million at March 31, 2013, $14.0 million at December 31, 2012 and $13.7 million at March 31, 2012.  Other assets decreased slightly to $10.3 million at March 31, 2013 from $11.2 million at December 31, 2012 and from $11.6 million at March 31, 2012. Included in other assets is a prepaid assessment paid to the FDIC in December of 2009. This prepayment is the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On a quarterly basis, this prepayment is reduced through a charge to expense until the prepayment is depleted, or on June 30, 2013 any remaining balance will be returned. The balance is $1.1 million at March 31, 2013, $1.2 million at December 31, 2012 and $1.4 million at March 31, 2012. Other real estate increased to $324,000 at March 31, 2013 compared to $145,000 at December 31, 2012 and decreased from $359,000 at March 31, 2012. Also included in other assets is deferred taxes of $4.4 million, $5.0 million and $6.5 million for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively, and Federal income tax receivable of $1.0 million, $1.9 million and $470,000 for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Noninterest-bearing deposits measured $82.4 million at March 31, 2013 compared to  $91.7 million at December 31, 2012 and $73.7 million at March 31, 2012. Interest-bearing deposits decreased $26.6 million to $358.6 million at March 31, 2013 from $385.2 million at December 31, 2012 and increased $23.3 million from $335.3 million at March 31, 2012. The decrease in interest-bearing deposits from year end is due mainly to segregated money market deposit accounts with the Bank which fully collateralized $20.7 million in 60-day term commercial loans that closed in December 2012. The loans matured and the deposits withdrew the first quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Federal Home Loan Bank advances and short-term borrowings stayed consistent at $45.0 million at March 31, 2013 from $46.1 million at December 31, 2012 and from $42.2 million at March 31, 2012. Future maturities of long-term notes are expected to be paid off.  Management continues to use short-term borrowings to bridge its cash flow needs.

Other liabilities measured $4.7 million at March 31, 2013 and December 31, 2012 and measured  $4.4 million at March 31, 2012. The increase from March 31, 2012 is due to derivative valuations related to the mortgage banking subsidiary.  These valuations measured $634,000, $630,000 and $45,000 for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012 respectively.

The Company continued to increase its capital levels in the first quarter of 2013. The Company’s total shareholders’ equity increased from $47.6 million at March 31, 2012 and $49.5 million on December 31, 2012 to $50.6 million at March 31, 2013, an increase of $3.0 million and $1.1 million, respectively.  The Company’s capital continues to meet the requirements for the Company to be deemed well capitalized under all regulatory measures. The Company’s total risk-based capital is $19.8 million in excess of the 10% threshold for the Company to be well-capitalized.

In October 2012, the Company announced the reinstatement of a cash dividend reflecting the growing confidence supported by stable core earnings, increasing loan production, and restored capital levels.  A dividend of $.03 per share was paid to shareholders of record on February 14, 2013, and another declared on April 30, 2013 for $0.03 per share.

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

As a result of the decline in the value of the Bank’s trust preferred securities, the regulatory capital levels of the Bank have declined. As a result of investment downgrades by the rating agencies, all of the 12 trust preferred securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers.  Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $54.1 million, well above the $13.9 million in amortized cost of these securities as of March 31, 2013, thereby significantly diluting the risk-based capital ratios by approximately 1.67% for March 31, 2013 compared to 1.58% for December 31, 2012.

Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of March 31, 2013 and December 31, 2012, as supported by the data in the following table. As of those dates, the Company met the capital requirements to be deemed “well capitalized” under regulatory prompt corrective action provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio Requirements:

	March 31, 2013	December 31, 2012	Well Capitalized	Adequately Capitalized

Tier I capital to risk-weighted assets	13.96%	13.15%	6.00%	4.00%
Total risk-based capital to risk-weighted assets	14.95%	14.10%	10.00%	8.00%
Tier I capital to average assets	9.99%	9.63%	5.00%	4.00%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution's exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company's components of risk weighted capital ratios and the excess over amounts considered well-capitalized at March 31, 2013 and December 31, 2012. Management considers these excesses to be adequate with regard to the risks inherent in the balance sheet.

	(Amounts in thousands)
	March 31, 2013	December 31, 2012

Tier 1 Capital	$ 55,837	$ 53,996
Tier 2 Capital	3,975	3,909

QUALIFYING CAPITAL	$ 59,812	$ 57,905

Risk-Adjusted Total Assets (*)	$ 400,082	$ 410,773
Tier 1 Risk- Based Capital Excess	$ 31,832	$ 29,350
Total Risk- Based Capital Excess	19,804	16,828
Total Leverage Capital Excess	27,893	25,966

(*)  Includes off-balance sheet exposures

Total assets for leverage capital purposes is calculated as average assets less disallowed deferred tax assets and the net unrealized market value adjustment of investment securities available-for-sale, which averaged $558.9 million for the three months ended March 31, 2013 and $560.6 million for the year ended December 31, 2012.

Regulations require that investments designated as available-for-sale are marked-to-market with corresponding entries to the deferred tax account and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy.

For the current quarter, the provision for loan losses was $200,000, substantially exceeding the net charge-offs for the quarter of $134,000. For the same quarter last year, the provision was $270,000, also exceeding net charge-offs for the quarter of $189,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially-oriented focus.

Certain Non-GAAP Measures

Certain financial information has been determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, certain financial measures are based on core earnings rather than net income. Core earnings exclude income, expense, gains and losses that either are not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Such information may be useful to both investors and management and can aid them in understanding the Company’s current performance trends and financial condition. Core

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non-GAAP measure of core earnings is referenced as part of management’s discussion and analysis of financial condition and results of operations.

Core earnings, which exclude the OTTI charge and certain other non-recurring items, decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  Core earnings for the first three months of 2013 were $876,000, or $0.19 per share, compared to $1.1 million, or $0.24 per share for the first three months of 2012.

The following is reconciliation between core earnings and earnings under GAAP.

(Amounts in thousands, except per share amounts)
	THREE MONTHS ENDED
	March 31,

	2013	2012

GAAP earnings	$ 830	$ 1,159
Impairment losses on investment securities (net of tax)	—	113
Expenses related to reorganization—net	46	—
Net impact of historic tax credit investment	—	(190)

Core earnings	$ 876	$ 1,082

Core earnings per share	$ 0.19	$ 0.24

Analysis of Net Interest Income – Three months ended March 31, 2013 and 2012

	(Amounts in thousands)
	March 31, 2013			March 31, 2012

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

INTEREST-EARNING ASSETS
Interest-earning deposits and other earning assets	$ 11,006	$ 6	0.19%	$ 4,847	$ 5	0.38%
Investment securities(1)(2)	185,126	1,130	2.45%	187,235	1,505	3.22%
Loans(1)(2)(3)	331,514	4,069	4.94%	286,715	3,979	5.56%

Total interest-earning assets	$ 527,646	$ 5,205	3.97%	$ 478,797	$ 5,489	4.59%

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market deposits	$ 96,972	$ 51	0.22%	$ 82,365	$ 34	0.16%
Savings	121,437	23	0.08%	100,057	25	0.10%
Time	148,433	509	1.39%	157,560	661	1.68%

Total interest-bearing deposits	366,842	583	0.64%	339,982	720	0.85%
Other borrowings	47,727	305	2.59%	43,625	318	2.93%
Subordinated debt	5,155	23	1.75%	5,155	26	1.97%

Total interest-bearing liabilities	$ 419,724	$ 911	0.88%	$ 388,762	$ 1,064	1.10%

Net interest income		$ 4,294			$ 4,425

Net interest rate spread(4)			3.09%			3.49%

Net interest margin(5)			3.27%			3.67%

(1) Includes both taxable and tax exempt securities and loans.

(2) The amounts are presented on a fully taxable equivalent basis using the statutory tax rate of 34%, and have been adjusted to reflect the effect of disallowed interest expense related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments is $10,000 and $150,000 for 2013 and $12,000 and $172,000 for 2012, respectively.

(3) Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and include both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average deferred fees and costs.

(4) Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

(5) Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceeds the interest cost of deposits and borrowed funds.  On a fully taxable equivalent basis, net interest income measured $4.3 million at March 31, 2013 and $4.4 million at March 31, 2012.  During the recent reporting period the net interest margin registered 3.27% at March 31, 2013 and 3.67% at March 31, 2012.

The decrease in interest income, on a fully taxable equivalent basis, of $284,000 is the product of a 62 basis point decrease in interest rates earned offset somewhat by a 10.2% year-over-year increase in average earning assets. The decrease in interest expense of $153,000 was a product of a 22 basis point decrease in rates paid and a 8.0% increase in interest-bearing liabilities. The net result was a 3.0% decrease in net interest income on a fully taxable equivalent basis, and a 40 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $375,000, or 24.9%. The average invested balances in securities decreased by $2.1 million, or 1.1%, from the levels of a year ago.  The decrease in the average balance of investment securities was accompanied by a 77 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment.

On a fully taxable equivalent basis, income on loans increased by $90,000, or 2.3%, for the first three months of 2013 compared to the same period in 2012. A $44.8 million increase in the average balance of the loan portfolio, or 15.6%, was accompanied by a 62 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward.  The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $1,000, or 20.0%, from the same period a year ago.  The average balance of interest-earning deposits increased by $6.2 million, or 127.1%. The yield decreased by 19 basis points during the first three months of 2013 compared to 2012. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. Average interest-bearing demand deposits and money market accounts increased by $14.6 million, or 17.7%, for the three months ended March 31, 2013 compared to the same period of 2012, while average savings balances increased by $21.4 million, or 21.4%. Total interest paid on interest-bearing demand deposits and money market accounts was $51,000, a $17,000 increase from last year. The average rate paid on these products increased by 6 basis points primarily the result of larger deposits in the higher yielding tiers of the money market accounts. Total interest paid on savings accounts was $23,000, a $2,000 decrease from last year. The average rate paid on savings accounts decreased by 2 basis points.  The average balance of time deposit products decreased by $9.1 million, or 5.8%, as the average rate paid decreased by 29 basis points, from 1.68% to 1.39%.  Interest expense decreased on time deposits by $152,000 from the prior year. Customers are opting for more liquid accounts versus time deposits in this low rate environment.  As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt increased by $4.1 million while the average rate paid on borrowings decreased by 32 basis points.  Management plans to pay down long-term borrowings at their respective maturity dates in the future using current liquidity and continues to utilize short-term borrowings to bridge liquidity gaps.

Impairment Analysis of Investment Securities

The Company owns 12 trust preferred securities totaling $14.4 million (par value) issued by banks, thrifts, insurance companies and real estate investment trusts.  The market for these securities at March 31, 2013 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2013. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

The Company enlisted the aid of an independent third party to perform the trust preferred securities valuations. The approach to determining fair value involved the following process:

•	Estimate the credit quality of the collateral using average probability of default values for each issuer (adjusted for rating levels).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•	Consider the potential for correlation among issuers within the same industry for default probabilities (e.g. banks with other banks).

•	Forecast the cash flows for the underlying collateral and apply to each trust preferred security tranche to determine the resulting distribution among the securities.

•	Discount the expected cash flows to calculate the present value of the security.

The effective fair value discount rates on an overall basis generally range from 5.34% to 19.72% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.60 per $1.00 of par value is representative of the fair value of the 12 trust preferred securities, with individual securities therein ranging from $0.24 to $0.90.

The Company considered all information available as of March 31, 2013 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in the past three years. The Company recognized no credit related impairment in the first quarter of 2013 and $171,000 in the first quarter of 2012. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2013 or later.

Analysis of Provision, Non-Interest Income, Non-Interest Expense and Federal Income Tax for the First Three Months

During the first three months of both 2012 and 2013, the amount charged to operations as a provision for loan loss was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market.  The Company has allocated a portion of the allowance for a number of specific problem loans through the first three months of 2013, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. For the current quarter, the provision for loan losses was $200,000, substantially exceeding the net charge-offs for the quarter of $134,000. For the same quarter last year, the provision was $270,000, also exceeding net charge-offs for the quarter of $189,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially-oriented focus.

With the addition of substantial mortgage banking gains, the Company was able to continue to improve non-interest income overall. Total non-interest income, excluding investment gains and impairment losses, increased by $447,000. After impairment losses and gains on investment securities, non-interest income increased by $611,000 from the same period a year ago.

The wholesale mortgage unit, CSB Mortgage Company, which was formed in 2011 specifically as a result of strategic initiatives aimed at improving overall profitability, saw mortgage banking gains at $688,000 in 2013 versus $154,000 in the same period of 2012. As indicated in Note 8 to the Consolidated Financial Statements, the Company’s mortgage banking unit enters into various interest rate derivative contracts with the purpose of neutralizing the effect of interest rates on mortgage loan commitments.  The gains and losses of all these activities are included in mortgage banking gains. As a revenue diversification initiative, the Company continues to expand its retail arm of the mortgage banking operation, not only in its current footprint, but in adjacent markets throughout Ohio.

Fees for customer services decreased by $52,000, or 10.0%, driven by customer activities. Other sources of non-recurring non-interest income decreased by $35,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $7,000 from year ago levels. Gains in the first quarter of 2012 were offset by impairment losses attributable to trust preferred securities primarily issued by bank holding companies. Losses of $171,000 were recognized in 2012 while none were recognized in 2013.

Total non-interest expenses in the first three months were $4.2 million in 2013 compared to $3.9 million in 2011, an increase of $311,000 million, or 8.0%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 2013, expenditures for salaries and employee benefits increased by $469,000 or  23.3% from the similar period a year ago.  Much of this increase is due to the additional personnel hired to operate the mortgage banking operation and to manage the increasing lending volume generated though core bank lending operations. Full time equivalent employment averaged 169 during the first three months of 2013 and 158 in 2012.  The addition of employees thoughout 2012 were related to the mortgage banking operation.  Management does not expect that the rate of increase in compensation and employee benefits experienced during 2012 will continue in 2013.

Included in non-interest expenses for the March 31, 2012 quarter is the one-time investment of $444,000 in a Historic Tax Credit partnership which generated $634,000 in tax credits for 2012.The Company reported no tax credit through the three month period ended March 31, 2013. All other expense categories increased by 20.3%, or $286,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items.  The majority of these increases relate to the expenses incurred by the mortgage banking operation in the form of professional fees, third-party consulting fees and compliance-related costs.

The effective tax rate for the first three months was 22.1% in 2013 and (44.5)% in 2012, resulting in income tax expense of $235,000 in 2013 and income tax benefit of $357,000 in 2012. A $483,000 historic tax credit and the $151,000 tax benefit on the partnership loss contributed to the lower effective tax rate in 2012.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	March 31, 2013		March 31, 2012

	Balance	%	Balance	%

Provision at statutory rate	$ 362	34.0	$ 273	34.0
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(29)	(2.7)	(32)	(4.0)
Tax effect of historic tax credit	—	—	(483)	(60.0)
Tax effect of other non-taxable income	(109)	(10.2)	(127)	(15.9)
Tax effect of non-deductible expense	11	1.0	12	1.4

Federal income taxes	$ 235	22.1	$ (357)	(44.5)

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

Principal sources of liquidity for the Company include assets considered relatively liquid, such as interest-bearing deposits in other banks, federal funds sold and, cash and due from banks, as well as cash flows from maturities and repayments of loans, investment securities and mortgage-backed securities.

In order to address the concern of FDIC insurance of larger depositors, the Bank became a member of the Certificate of Deposit Account Registry Service (CDARS®) program in 2009 and the Insured Cash Sweep (ICS) program in 2011. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At March 31, 2013, the Bank did not have any deposits in the CDARS® program, but had $3.7 million of deposits in the ICS money market program.  For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits are matched with funds from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At March 31, 2013, the Bank had approximately $20.9 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $558,000 of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $25.8 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At March 31, 2013, there was a  $3.2 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of March 31, 2013. Unpledged securities of $50.4 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

CSB obtains its funding through the Bank.  The Bank occasionally utilizes short term borrowings under its FHLB cash management line to fund the needs of CSB. Upon establishing a consistent inventory of loans held for sale, such loans may be used as additional collateral for FHLB borrowings.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment.  The amount available for dividend at March 31, 2013 is $7.8 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Company had cash of $226,000 at March 31, 2013 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses.

Cash and cash equivalents increased from $12.9 million at March 31, 2012 to $29.2 million at March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	(Amounts in thousands)
	March 31,

	2013	2012

Net income	$ 830	$ 1,159
Adjustments to reconcile net income to net cash flows (deficit) from operating activities:
Depreciation, amortization and accretion	921	691
Provision for loan loss	200	270
Investment securities gains	—	(7)
Impairment losses	—	171
Originations of mortgage banking loans held for sale	(102,144)	(28,007)
Proceeds from the sale of mortgage banking loans	110,960	22,304
Net mortgage banking income	(688)	(154)
Changes in:
Deferred tax	389	(422)
Prepaid FDIC assessment	79	67
Bank-owned life insurance	(120)	(95)
Federal income tax refund	933	—
Other assets and liabilities	(445)	110

Net cash flows (deficit) from operating activities	$ 10,915	$ (3,913)

Key variations stem from: 1) Amortization on investments measured $921,000 at March 31, 2013 compared to $691,000 at March 31, 2012, reflecting more securities purchased at a premium in this low rate environment. 2) Impairment losses of $171,000 were recognized in 2012 with none being recognized in 2013. 3). In 2013, a refund of $933,000 was received from the IRS with a resulting decrease in federal income tax recievable. 4) Loans held for sale decreased by $8.1 million in 2013 compared to an increase of $5.9 in 2012 due to activity of CSB. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2013 and 2012.

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

With these methodologies, a general allowance is established for each loan type based on historical losses for each loan type in the portfolio. Additionally, management allocates a specific allowance for “Impaired Credits,” which is based on current information and events; it is probable the Company will not collect all amounts due according to the original contractual terms of the loan agreement.  The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. Additional information regarding allowance for credit losses can be found in the Notes to the Consolidated Financial Statements (Note 4) and elsewhere in this Management’s Discussion and Analysis.

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

The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly.  OTTI losses on individual investment securities were recognized during 2012 in accordance with FASB ASC topic 320, Investments – Debt and Equity Securities. The purpose of this ASC is to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to communicate more effectively when an OTTI event has occurred. This ASC amends the OTTI guidance in GAAP for debt securities, improves the presentation and disclosure of OTTI on investment securities and changes the calculation of the OTTI recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to OTTI of equity securities.

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

The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company conducts periodic assessments of deferred tax assets, including net operating loss carryforwards, to determine if it is more-likely-than-not that they will be realized. In making these assessments, the Company considers taxable income in prior periods, projected future taxable income, potential tax planning strategies and projected future reversals of deferred tax items. These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

Authoritative Accounting Guidance

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU did not have a material effect on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.   The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented.  The effective date is the same as the effective date of Update 2011-11.  This ASU did not have a material effect on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.  This ASU did not have a material effect on the Company’s financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no significant changes during the period covered by this report in the Company's internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note (5) of the financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock—There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2013.

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form***	Exhibit	Filing Date	Filed Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06
3.2	Code of Regulations, as amended:
	For the Bancorp	10-K(1)	3.2	03/16/06
	For Cortland Savings and Banking	10-K	3.2	03/15/07
4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06
4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	10-Q	4.2	5/14/2013	✓
*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06
*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06
*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08
*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08
*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08
*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06
*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08
*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08
*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06
*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08
*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form***	Exhibit	Filing Date	Filed Herewith

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06
	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07
	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08
*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11
*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11
*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06
*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12
*10.17	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 27, 2012	10-K	10.17	03/29/12
*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08
*10.19	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 27, 2012	10-K	10.19	03/29/12
*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08
*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10
*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08
*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form***	Exhibit	Filing Date	Filed Herewith

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08
*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10
*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10
*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11
*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June1, 2010	8-K	10.25	06/02/10
*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11
*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08
*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10
*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10
*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08
*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10
10.30	Reserved
*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012	8-K	10.31.1	10/03/12
*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12
*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12
*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form***	Exhibit	Filing Date	Filed Herewith

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08
*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10
*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09
*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012	8-K	10.34	10/03/12
11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form***	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓
101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)**

(1) Film number 06691632

* Management contract or compensatory plan or arrangement

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

***SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May 14, 2013
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: May 14, 2013
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial Officer)