Form 10-Q/A
period 2013-03-31
CORTLAND BANCORP INC
filed 2013-05-15
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Cortland Bancorp Inc. (the “Company”) for the quarterly period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. The attached Exhibit 101 included printers errors which altered the information provided in the original Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May 15, 2013
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: May 15, 2013
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial Officer)