Form 10-Q
period 2013-09-30
CORTLAND BANCORP INC
filed 2013-11-13
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,527,850 Shares November 6, 2013

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$9,585	$18,538
Interest-earning deposits and other earning assets	16,153	9,039
Total cash and cash equivalents	25,738	27,577
Investment securities available-for-sale (Note 3)	150,943	184,646
Trading securities (Note 3)	7,159	—
Loans held for sale	5,939	24,756
Total loans (Note 4)	314,927	317,282
Less allowance for loan losses (Note 4)	(3,943)	(3,825)
Net loans	310,984	313,457
Premises and equipment	6,795	6,565
Bank-owned life insurance	14,973	14,009
Other assets	14,046	11,230
Total assets	$536,577	$582,240

LIABILITIES
Noninterest-bearing deposits	$84,009	$91,675
Interest-bearing deposits	343,462	385,226
Total deposits	427,471	476,901
Short-term borrowings	4,022	4,051
Federal Home Loan Bank advances—short term	18,500	7,500
Federal Home Loan Bank advances—long term	25,000	34,500
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	7,284	4,681
Total liabilities	487,432	532,788

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2013 and 2012; outstanding shares, 4,527,849 in 2013 and 4,525,518 in 2012	23,641	23,641
Additional paid-in capital	20,833	20,850
Retained earnings	12,100	10,262
Accumulated other comprehensive loss	(3,876)	(1,707)
Treasury stock, at cost, 200,418 shares in 2013 and 202,749 shares in 2012	(3,553)	(3,594)
Total shareholders’ equity	49,145	49,452
Total liabilities and shareholders’ equity	$536,577	$582,240

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$3,980	$4,097	$11,964	$11,990
Interest and dividends on investment securities:
Taxable interest	561	634	1,826	2,467
Nontaxable interest	371	372	1,023	1,097
Dividends	30	29	96	98
Other interest income	6	4	22	16
Total interest income	4,948	5,136	14,931	15,668
INTEREST EXPENSE
Deposits	516	661	1,626	2,064
Other short-term borrowings	—	2	2	4
Federal Home Loan Bank advances—short term	35	23	70	61
Federal Home Loan Bank advances—long term	270	301	847	898
Subordinated debt	22	25	67	76
Total interest expense	843	1,012	2,612	3,103
Net interest income	4,105	4,124	12,319	12,565
PROVISION FOR LOAN LOSSES	150	300	500	900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,955	3,824	11,819	11,665
NON-INTEREST INCOME
Fees for customer services	502	509	1,414	1,547
Investment securities gains—net	386	25	538	60
Impairment losses on investment securities:
Total other-than-temporary impairment losses	—	—	—	(35)
Portion of gains recognized in other comprehensive income (before tax)	—	—	—	(136)
Net impairment losses recognized in earnings	—	—	—	(171)
Mortgage banking gains	109	1,017	1,435	1,437
Other real estate (losses) gains—net	(38)	13	(25)	15
Earnings on bank-owned life insurance	108	128	363	381
Other non-interest income	216	20	280	166
Total non-interest income	1,283	1,712	4,005	3,435
NON-INTEREST EXPENSES
Salaries and employee benefits	2,599	2,208	7,622	6,288
Net occupancy and equipment expense	502	477	1,430	1,350
State and local taxes	139	125	418	376
FDIC insurance expense	101	76	299	217
Professional fees	186	183	600	585
Loss on partnership	—	—	—	444
Other operating expenses	982	779	2,658	2,146
Total non-interest expenses	4,509	3,848	13,027	11,406
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	729	1,688	2,797	3,694
Federal income tax expense	112	422	551	317
NET INCOME	$617	$1,266	$2,246	$3,377
EARNINGS PER SHARE, BOTH BASIC AND DILUTED (Note 6)	$0.14	$0.28	$0.50	$0.75
CASH DIVIDENDS DECLARED PER SHARE	$0.03	$—	$0.09	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Net income	$617	$1,266	$2,246	$3,377
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized holding (losses) gains on available-for-sale securities	54	1,779	(2,709)	2,108
Tax effect	(18)	(605)	921	(717)
Reclassification adjustment for other-than-temporary impairment losses on debt securities	—	—	—	171
Tax effect	—	—	—	(58)
Reclassification adjustment for net gains realized in net income	(386)	(25)	(538)	(60)
Tax effect	131	8	183	20
Total securities available-for-sale	(219)	1,157	(2,143)	1,464
Change in pension and post retirement obligations	(3)	—	(26)	—
Total other comprehensive (loss) income	(222)	1,157	(2,169)	1,464
Total comprehensive income	$395	$2,423	$77	$4,841

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
NINE MONTHS ENDED SEPTEMBER 30, 2012
Balance at December 31, 2011	$23,641	$20,850	$7,485	$(2,663)	$(3,594)	$45,719
Net income	—	—	3,377	—	—	3,377
Other comprehensive income, net of tax	—	—	—	1,464	—	1,464
Balance at September 30, 2012	$23,641	$20,850	$10,862	$(1,199)	$(3,594)	$50,560
NINE MONTHS ENDED SEPTEMBER 30, 2013
Balance at December 31, 2012	$23,641	$20,850	$10,262	$(1,707)	$(3,594)	$49,452
Net income	—	—	2,246	—	—	2,246
Other comprehensive loss, net of tax	—	—	—	(2,169)	—	(2,169)
Common stock transactions:
Cash dividend declared ($0.09 per share)	—	—	(408)	—	—	(408)
Treasury shares reissued	—	(17)	—	—	41	24
Balance at September 30, 2013	$23,641	$20,833	$12,100	$(3,876)	$(3,553)	$49,145

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Net cash flow (deficit) from operating activities	$19,424	$(9,405)
Cash flow from investing activities
Purchases of available-for-sale securities	(34,244)	(31,521)
Proceeds from sale of securities	26,976	19,277
Proceeds from call, maturity and principal payments on securities	33,802	36,191
Net decrease (increase) in loans made to customers	1,739	(4,509)
Proceeds from disposition of other real estate	321	280
Purchases of bank-owned life insurance	(714)	(694)
Purchases of premises and equipment	(800)	(522)
Net cash flow from investing activities	27,080	18,502

Cash (deficit) flow from financing activities
Net (decrease) increase in deposit accounts	(49,430)	16,092
Repayments of Federal Home Loan Bank advances	(2,500)	(6,500)
Proceeds from Federal Home Loan Bank	4,000	6,000
Net decrease in short-term borrowings	(29)	(36)
Dividends paid	(408)	—
Treasury shares reissued	24	—
Net cash (deficit) flow from financing activities	(48,343)	15,556
Net change in cash and cash equivalents	(1,839)	24,653

Cash and cash equivalents
Beginning of period	27,577	16,176
End of period	$25,738	$40,829

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$400
Interest	$2,663	$3,164
Transfer of loans to other real estate owned	$234	$70
Non-cash cash flow information:
Investment sales not settled	$2,401	$291

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2012, included in our Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2012, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$109	$7	$—	$116
U.S. Government agencies and corporations	5,955	—	181	5,774
Obligations of states and political subdivisions	42,336	633	1,167	41,802
U.S. Government-sponsored mortgage-backed securities	73,139	608	1,630	72,117
U.S. Government-sponsored collateralized mortgage obligations	18,299	94	99	18,294
Trust preferred securities	13,889	—	4,098	9,791
Total debt securities	153,727	1,342	7,175	147,894
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$156,776	$1,342	$7,175	$150,943

	(Amounts in thousands)
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$113	$10	$—	$123
U.S. Government agencies and corporations	8,038	27	—	8,065
Obligations of states and political subdivisions	40,374	1,973	31	42,316
U.S. Government-sponsored mortgage-backed securities	90,858	2,071	590	92,339
U.S. Government-sponsored collateralized mortgage obligations	30,917	300	75	31,142
Trust preferred securities	13,883	—	6,271	7,612
Total debt securities	184,183	4,381	6,967	181,597
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$187,232	$4,381	$6,967	$184,646

FHLB and FRB stock are carried at cost and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB and the FRB. While the FHLBs have been negatively impacted by the recent economic conditions, the FHLB of Cincinnati has reported profits for 2012 and year-to-date 2013, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on stock and makes redemptions at par value. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2013 or December 31, 2012.

Trading securities of $7.2 million are an investment in obligations of states and political subdivisions and cash equivalent investments.

The amortized cost and fair value of debt securities at September 30, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$172	$173
Due after one year through five years	3,184	3,241
Due after five years through ten years	10,040	10,019
Due after ten years	48,893	44,050
Total	62,289	57,483
U.S. Government-sponsored mortgage-backed and related securities	91,438	90,411
Total debt securities	$153,727	$147,894

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below sets forth the proceeds and gains or losses realized on securities sold or called for the periods presented:

	(Amounts in thousands)
	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2013	2012	2013	2012
Proceeds on securities sold	$16,441	$19,568	$29,377	$19,568
Gross realized gains	484	1,040	661	1,040
Gross realized losses	—	1,013	25	1,013

Proceeds on securities called	$500	$120	$7,500	$2,526
Gross realized gains	—	—	—	7
Gross realized losses	98	2	98	4

Exchange on General Motors transaction:
Gross realized gains	$—	$—	$—	$30

Investment securities with a carrying value of approximately $96.2 million and $107.6 million were pledged to secure deposits and for other purposes at September 30, 2013 and December 31, 2012. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at September 30, 2013:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored mortgage-backed and related securities	$23,401	$753	$34,873	$877	$58,274	$1,630
U.S. Government-sponsored collateralized mortgage obligations	6,131	75	2,285	24	8,416	99
Obligations of states and political subdivisions	17,262	1,167	—	—	17,262	1,167
U.S. Government agencies and corporations	5,773	181	—	—	5,773	181
Trust preferred securities	—	—	9,791	4,098	9,791	4,098
Total	$52,567	$2,176	$46,949	$4,999	$99,516	$7,175

The above table comprises 79 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2012:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored mortgage-backed and related securities	$—	$—	$47,358	$590	$47,358	$590
U.S. Government-sponsored collateralized mortgage obligations	—	—	4,825	75	4,825	75
Obligations of states and political subdivisions	4,176	31	—	—	4,176	31
Trust preferred securities	—	—	7,612	6,271	7,612	6,271
Total	$4,176	$31	$59,795	$6,936	$63,971	$6,967

The above table comprises 46 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies and insurance companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at September 30, 2013 and 2012. No investments were determined to be other-than-temporarily impaired in the quarters ended September 30, 2013 and 2012.

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

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held for the three and nine months ended:

	(Amounts in thousands)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$351	$10,845	$351	$10,674
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	171
Sale of debt securities	—	(10,494)	—	(10,494)
Ending balance	$351	$351	$351	$351

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

At September 30, 2013, there was $1,029,700 of investment securities considered to be in non-accrual status. This balance is comprised of 2 of its 12 investments in trust preferred securities. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	September 30, 2013		December 31, 2012
	Balance	%	Balance	%
Commercial	$43,531	13.8	$62,312	19.6
Commercial real estate	206,925	65.7	193,417	61.1
Residential real estate	40,281	12.8	39,091	12.3
Consumer - other	4,725	1.5	4,552	1.4
Consumer - home equity	19,465	6.2	17,910	5.6
Total loans	$314,927		$317,282

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

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Decreasing
Declining trends in financial performance – Commercial real estate and Commercial	Increasing
Structure and lack of performance measures – Commercial real estate and Commercial	Increasing
Migration between risk categories	Decreasing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

THREE MONTHS ENDED	(Amounts in thousands)
September 30, 2013	Commercial	Commercial real estate	Consumer - other	Consumer -home equity	Residential real estate	Total
Balance at beginning of period	$551	$3,035	$92	$127	$340	$4,145
Loan charge-offs	—	(407)	(39)	—	(2)	(448)
Recoveries	48	8	18	4	18	96
Net loan charge-offs	48	(399)	(21)	4	16	(352)
Provision charged to operations	16	126	19	(19)	8	150
Balance at end of period	$615	$2,762	$90	$112	$364	$3,943

September 30, 2012	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Balance at beginning of period	$600	$2,100	$90	$152	$396	$3,338
Loan charge-offs	—	(20)	(38)	—	(12)	(70)
Recoveries	2	1	11	3	32	49
Net loan charge-offs	2	(19)	(27)	3	20	(21)
Provision charged to operations	85	280	36	(35)	(66)	300
Balance at end of period	$687	$2,361	$99	$120	$350	$3,617

NINE MONTHS ENDED	(Amounts in thousands)
September 30, 2013	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Balance at beginning of period	$639	$2,616	$104	$123	$343	$3,825
Loan charge-offs	(1)	(479)	(94)	—	(81)	(655)
Recoveries	164	11	62	13	23	273
Net loan charge-offs	163	(468)	(32)	13	(58)	(382)
Provision charged to operations	(187)	614	18	(24)	79	500
Balance at end of period	$615	$2,762	$90	$112	$364	$3,943

September 30, 2012	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Balance at beginning of period	$565	$1,803	$92	$128	$470	$3,058
Loan charge-offs	(17)	(36)	(110)	(58)	(231)	(452)
Recoveries	7	17	40	8	39	111
Net loan charge-offs	(10)	(19)	(70)	(50)	(192)	(341)
Provision charged to operations	132	577	77	42	72	900
Balance at end of period	$687	$2,361	$99	$120	$350	$3,617

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended September 30, 2013 and December 31, 2012:

September 30, 2013	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$55	$272	$—	$—	$—	$327
Collectively evaluated for impairment	560	2,490	90	112	364	3,616
Total ending allowance balance	$615	$2,762	$90	$112	$364	$3,943
Loan Portfolio:
Individually evaluated for impairment	$335	$3,974	$—	$—	$—	$4,309
Collectively evaluated for impairment	43,196	202,951	4,725	19,465	40,281	310,618
Total ending loans balance	$43,531	$206,925	$4,725	$19,465	$40,281	$314,927

December 31, 2012	Commercial	Commercial real estate	Consumer - other	Consumer - home equity	Residential real estate	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$49	$423	$—	$—	$—	$472
Collectively evaluated for impairment	590	2,193	104	123	343	3,353
Total ending allowance balance	$639	$2,616	$104	$123	$343	$3,825
Loan Portfolio:
Individually evaluated for impairment	$49	$5,031	$—	$—	$—	$5,080
Collectively evaluated for impairment	62,263	188,386	4,552	17,910	39,091	312,202
Total ending loans balance	$62,312	$193,417	$4,552	$17,910	$39,091	$317,282

The following tables represent credit exposures by internally assigned grades for September 30, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of credit quality indicators by internally assigned grade as of September 30, 2013 and December 31, 2012:

	(Amounts in thousands)
	Commercial	Commercial real estate
September 30, 2013
Pass	$42,391	$192,177
Special Mention	433	9,341
Substandard	707	5,407
Doubtful	—	—
Ending Balance	$43,531	$206,925

	Commercial	Commercial real estate
December 31, 2012
Pass	$60,387	$175,367
Special Mention	1,182	11,135
Substandard	743	6,915
Doubtful	—	—
Ending Balance	$62,312	$193,417

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following table is a summary of consumer credit exposure as of September 30, 2013 and December 31, 2012:

	(Amounts in thousands)
	Consumer- other	Consumer - home equity	Residential real estate
September 30, 2013
Performing	$4,706	$19,382	$39,991
Nonperforming	19	83	290
Total	$4,725	$19,465	$40,281

	Consumer- other	Consumer - home equity	Residential real estate
December 31, 2012
Performing	$4,525	$17,838	$38,602
Nonperforming	27	72	489
Total	$4,552	$17,910	$39,091

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

	(Amounts in thousands)
	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012	Nine Months Ended September 30, 2012
Principal balance of TDRs at period end	$2,677	$2,897	$2,926
Gross interest income that would have been recorded if loans had not been restructured	113	165	117
Interest income actually included in income on TDRs	107	165	117

The following table presents, by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2013 and September 30, 2012 (1):

	(Amounts in thousands)
	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the Allowance
Commercial	3	$300	$300	$20	3	$300	$300	$20
Commercial real estate	—	—	—	—	2	650	650	0
Total restructured loans	3	$300	$300	$20	5	$950	$950	$20
Subsequently defaulted	—	$—			—	$—

	(Amounts in thousands)
	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the Allowance
Commercial real estate	1	$159	$159	$—	4	$1,736	$1,736	$148
Total restructured loans	1	$159	$159	$—	4	$1,736	$1,736	$148
Subsequently defaulted	—	$—			—	$—

(1)

The period end balances are inclusive of all partial paydowns and charge offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

The two new commercial real estate loans had either the rate unchanged or blended with no rate impact. Both loans had loan term changes.  Two of the Commercial loans were to the same company,   The loans had loan term changes with no rate concessions made. The other commercial loan had multiple changes including rate change, shortened maturity and additional collateral.

During 2013, the Company removed one commercial real estate loan from TDR status. The previously reported TDR had a recorded investment of $1.1 million as of December 31, 2012. In 2013, the Company re-underwrote and re-modified the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower to perform under the re-modified terms based on the cash flows of the borrower. Based on the terms of the of the re-modification, the loan no longer meets the criteria for a troubled debt restructuring and, as such, was removed from TDR status in 2013 and is no longer evaluated individually for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is an aging analysis of the recorded investment of past due loans as of September 30, 2013 and December 31, 2012:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2013
Commercial real estate	$16	$534	$1,632	$2,182	$204,743	$206,925	$—
Commercial	—	—	36	36	43,495	43,531	—
Residential real estate	155	83	189	427	39,854	40,281	—
Consumer:
Consumer - home equity	—	18	76	94	19,371	19,465	—
Consumer - other	22	—	19	41	4,684	4,725	—
Total	$193	$635	$1,952	$2,780	$312,147	$314,927	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2012
Commercial real estate	$32	$—	$2,182	$2,214	$191,203	$193,417	$—
Commercial	—	—	49	49	62,263	62,312	—
Residential real estate	72	158	384	614	38,477	39,091	—
Consumer:
Consumer - home equity	—	—	62	62	17,848	17,910	—
Consumer - other	14	—	27	41	4,511	4,552	—
Total	$118	$158	$2,704	$2,980	$314,302	$317,282	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at September 30, 2013 and December 31, 2012. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the nine months ended September 30, 2013 and September 30, 2012.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2013
With no related allowance recorded:
Commercial real estate	$1,540	$1,540	$—
Commercial	230	230	—
With an allowance recorded:
Commercial real estate	2,434	2,434	272
Commercial	105	105	55
Total:
Commercial real estate	$3,974	$3,974	$272
Commercial	335	335	55

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded:
Commercial real estate	$789	$789	$—
With an allowance recorded:
Commercial real estate	4,242	4,242	423
Commercial	49	49	49
Total:
Commercial real estate	$5,031	$5,031	$423
Commercial	49	49	49

	(Amounts in thousands)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no related allowance recorded:
Commercial real estate	$1,548	$11	$1,174	$22
Commercial	122	—	77	—
With an allowance recorded:
Commercial real estate	2,709	24	3,305	65
Commercial	104	—	64	—
Total:
Commercial real estate	$4,257	$35	$4,479	$87
Commercial	226	—	141	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded:
Commercial real estate	$1,512	$—	$1,171	$—
Commercial	—	—	23	—
With an allowance recorded:
Commercial real estate	4,272	29	2,819	73
Commercial	54	—	60	—
Total:
Commercial real estate	$5,784	$29	$3,990	$73
Commercial	54	—	83	—

The following table is a summary of classes of loans on non-accrual status as of September 30, 2013 and December 31, 2012:

	(Amounts in thousands)
	September 30, 2013	December 31, 2012
Commercial real estate	$1,778	$2,336
Commercial	106	49
Residential real estate	290	489
Consumer:
Consumer - other	19	27
Consumer - home equity	83	72
Total	$2,276	$2,973

As of September 30, 2013 and December 31, 2012, there were $1.9 million and $2.7 million, respectively, in loans that were neither classified as non-accrual nor considered impaired, but which can be considered potential problem loans.

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

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2013	2012	2013	2012
Net income (amounts in thousands)	$617	$1,266	$2,246	$3,377
Weighted average common shares outstanding	4,527,847	4,525,523	4,527,182	4,525,526
Basic earnings per share	$0.14	$0.28	$0.50	0.75
Diluted earnings per share	$0.14	$0.28	$0.50	0.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at September 30, 2013 and December 31, 2012 were 1.70% and 1.76%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

8.) Commitments:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market, forward contracts for the future sale of mortgage-backed securities and forward contracts for the future delivery of these mortgage loans are considered derivatives. It is the Company’s practice to enter into the forward contracts for the future sale of mortgage-backed securities when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not formally designated in hedge relationships. The Company reports the derivative assets and liabilities in other assets and other liabilities; associated income and expense is reported in mortgage banking gains.

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

The following table is a summary of mortgage banking derivative commitments and the related balance sheet accounts:

	(Amounts in thousands)
	September 30, 2013	December 31, 2012
Mortgage banking derivative commitments:
Interest rate lock commitments	$13,115	$65,536
Forward contracts for the future delivery of mortgage loans	4,976	15,731
Forward contracts for the future sale of mortgage-backed securities	6,250	52,000
Corresponding recorded balances:
Derivative asset	$170	$531
Derivative liability	179	199
Reserve for loan repurchases	665	430

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	September 30, 2013	December 31, 2012
Commitments to extend credit:
Fixed rate	$5,881	$14,551
Variable rate	50,336	48,184
Standby letters of credit	420	477

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	September 30, 2013	December 31, 2012
Overdraft protection available on depositors’ accounts	$9,772	$9,814
Balance of overdrafts included in loans	121	167
Average daily balance of overdrafts	112	112
Average daily balance of overdrafts as a percentage of available	1.15%	1.14%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		(Amounts in thousands)
		Fair Value Measurements at 9/30/13 Using
Description	September 30, 2013	Level 1	Level 2	Level 3
ASSETS
U.S. Treasury securities	$116	$—	$116	$—
U.S. Government agencies and corporations	5,774	—	5,774	—
Obligations of states and political subdivisions	41,802	—	41,802	—
U.S. Government-sponsored mortgage-backed and CMO securities	90,411	—	90,411	—
Trust preferred securities	9,791	—	—	9,791
Trading securities	7,159	—	7,159	—
Loans held for sale	5,939	—	5,939	—
Mortgage banking derivatives	170	—	170	—
LIABILITIES
Mortgage banking derivatives	$179	$—	$179	$—

		Fair Value Measurements at 12/31/12 Using
Description	December 31, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Treasury securities	$123	$—	$123	$—
U.S. Government agencies and corporations	8,065	—	8,065	—
Obligations of states and political subdivisions	42,316	—	42,316	—
U.S. Government-sponsored mortgage-backed and CMO securities	123,481	—	123,481	—
Trust preferred securities	7,612	—	—	7,612
Loans held for sale	24,756	—	24,756	—
Mortgage banking derivatives	531	—	531	—
LIABILITIES
Mortgage banking derivatives	$199	$—	$199	$—

The following table presents the changes in the Level 3 fair value category for the three and nine months ended September 30, 2013 and 2012. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$9,686	$9,421	$7,612	$9,145
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—	—	(171)
Other comprehensive income	103	1,406	2,173	1,869
Discount accretion (premium amortization)	2	—	6	—
Sales	—	(3,531)	—	(3,531)
Settlements	—	—	—	(16)
Ending balance	$9,791	$7,296	$9,791	$7,296
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$(90)

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

The Company holds trust preferred securities that are backed by pooled trust preferred debt issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and into 2013, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and into 2013, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust preferred securities, including securities held by the Company. All of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2012 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. The Company analyzed the cash flow characteristics of the securities to determine which investments the Company does not consider to be OTTI at September 30, 2013. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of its amortized cost basis. There was no adverse change in the cash flows. Although the Company did not identify additional OTTI in these investments at September 30, 2013, there is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The remaining securities had life-to-date impairment losses as presented below.

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	September 30, 2013	December 31, 2012
Total number of trust preferred securities	12	12
Par value	$14,449	$14,449
Number not considered OTTI	10	10
Par value	$11,491	$11,491
Number considered OTTI	2	2
Par value	$2,958	$2,958
Life-to-date impairment recognized in earnings	$351	$351
Life-to-date impairment recognized in other comprehensive income	1,384	1,868
Total life-to-date impairment	$1,735	$2,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the 2 debt securities with other-than-temporary impairment, their credit ratings at September 30, 2013 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/ Fitch Rating	Amount of OTTI related to credit loss at January 1, 2013	Additions in QTD March 31, 2013	Additions in QTD June 30, 2013	Additions in QTD September 30, 2013	Amount of OTTI related to credit loss at September 30, 2013
PreTSL XXIII Class C-FP	Ca/C	$211	$—	$—	$—	$211
Trapeza IX B-1	Ca/CC	140	—	—	—	140
Total		$351	$—	$—	$—	$351

The following table details the 2 debt securities with other-than-temporary impairment, their credit ratings at September 30, 2012 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/ Fitch Rating	Amount of OTTI related to credit loss at January 1, 2012	Additions in QTD March 31, 2012	Additions in QTD June 30, 2012	Additions in QTD September 30, 2012	Amount of OTTI related to credit loss at September 30, 2012
PreTSL XXIII Class C-FP	Ca/C	$211	$—	$—	$—	$211
Trapeza IX B-1	Ca/CC	140	—	—	—	140
Total		$351	$—	$—	$—	$351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of September 30, 2013 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$1,011	$364	$(647)	Ca/C	90	26.40%	—%
PreTSL XXIII	C-FP	1,561	666	(895)	Ca/C	90	26.40	—
I-PreTSL I	B-1	986	730	(256)	NR/CCC	14	17.20	7.37
I-PreTSL I	B-2	1,000	730	(270)	NR/CCC	14	17.20	7.37
I-PreTSL I	B-3	1,000	730	(270)	NR/CCC	14	17.20	7.37
I-PreTSL II	B-3	2,991	2,820	(171)	NR/B	21	8.00	17.44
I-PreTSL III	B-2	1,000	770	(230)	Ba3/CCC	21	13.20	13.13
I-PreTSL III	C	1,000	500	(500)	NR/CCC	21	13.20	3.85
I-PreTSL IV	B-1	1,000	950	(50)	Ba2/CCC	33	10.40	12.43
I-PreTSL IV	B-2	1,000	950	(50)	Ba2/CCC	33	10.40	12.43
I-PreTSL IV	C	480	211	(269)	Caa1/CC	33	10.40	6.14
Trapeza IX	B-1	860	370	(490)	Ca/CC	33	20.20	—
Total		$13,889	$9,791	$(4,098)

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

The market for these securities at September 30, 2013 and December 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2013;

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

The effective discount rates on an overall basis generally range from 5.7% to 17.9% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets, classified as Level 1 inputs; observable inputs employed by certified appraisers for similar assets, classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans:
Recorded investment	$—	$—	$4,309	$4,309
Reserve	—	—	(327)	(327)
Net balance	$—	$—	$3,982	$3,982
Other real estate owned:
Recorded investment	$—	$—	$33	$33
Valuation allowance	—	—	—	—
Net balance	$—	$—	$33	$33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans:
Recorded investment	$—	$—	$5,080	$5,080
Reserve	—	—	(472)	(472)
Net balance	$—	$—	$4,608	$4,608
Other real estate owned:
Recorded investment	$—	$—	$216	$216
Valuation allowance	—	—	(71)	(71)
Net balance	$—	$—	$145	$145

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

Mortgage banking derivatives – The Company enters into derivative financial instruments in the form of interest rate locks with potential mortgage loan borrowers, and likewise enters into contracts for the future delivery of residential mortgage loans into the secondary markets. These derivative instruments are recognized as either assets or liabilities at fair value on a recurring basis in the consolidated balance sheets as indicated in the ensuing table. Commitments to deliver mortgage loans are valued at the commitment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

price from the investor. Interest rate lock commitments are valued at best execution prices at September 30, 2013. Forward contracts to sell mortgage-backed securities are valued at trading levels as of September 30, 2013. Fair value adjustments relating to these mortgage banking derivatives are recorded in current year earnings as a component of mortgage banking gains.

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at September 30, 2013 and December 31, 2012 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands) September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$25,738	$25,738	$—	$—	$25,738
Investment securities available-for-sale	150,943	—	141,152	9,791	150,943
Trading securities	7,159	—	7,159	—	7,159
Loans held for sale	5,939	—	5,939	—	5,939
Loans, net of allowance for loan losses	310,984	—	—	316,783	316,783
Bank-owned life insurance	14,973	14,973	—	—	14,973
Accrued interest receivable	1,902	1,902	—	—	1,902
Mortgage banking derivatives	170	—	170	—	170
LIABILITIES:
Demand, savings and money market deposits	$291,549	$291,549	$—	$—	$291,549
Time deposits	135,922	—	140,020	—	140,020
FHLB advances	43,500	—	—	45,904	45,904
Short-term borrowings	4,022	4,022	—	—	4,022
Subordinated debt	5,155	—	—	4,413	4,413
Accrued interest payable	308	308	—	—	308
Mortgage banking derivatives	179	—	179	—	179

	(Amounts in thousands) December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$27,577	$27,577	$—	$—	$27,577
Investment securities available-for-sale	184,646	—	177,034	7,612	184,646
Loans held for sale	24,756	—	24,756	—	24,756
Loans, net of allowance for loan losses	313,457	—	—	320,012	320,012
Bank-owned life insurance	14,009	14,009	—	—	14,009
Accrued interest receivable	1,765	1,765	—	—	1,765
Mortgage banking derivatives	531	—	531	—	531
LIABILITIES:
Demand, savings and money market deposits	$323,855	$323,855	$—	$—	$323,855
Time deposits	153,046	—	157,406	—	157,406
FHLB advances	42,000	—	—	45,113	45,113
Short-term borrowings	4,051	4,051	—	—	4,051
Subordinated debt	5,155	—	—	4,227	4,227
Accrued interest payable	359	359	—	—	359
Mortgage banking derivatives	199	—	199	—	199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2013 and December 31, 2012:

	(Amounts in thousands)
	Fair value at September 30, 2013	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$9,791	Discounted Cash Flow	Projected Prepayments

1) Trust preferred securities issued by banks subject to Dodd-Frank’s phase-out of trust preferred securities from Tier 1 Capital. All fixed rate within one year; variable rate at increasing intervals depending on spread.

2) Trust preferred securities issued by healthy, well capitalized banks that have fixed rate coupons greater than 0%.

3) 0% annually for all other fixed rate issues and all variable rate issues.

4) Zero for collateral issued by REITs and 0% for insurance companies.

			Projected Defaults

1) All deferring issuers that do not meet the criteria for curing, as described below, are projected to default immediately.

2) Banks with high, near team default risk are identified using a CAMELS model, and projected to default immediately. Healthy banks are projected to default at a rate of 0% annually for 2 years, and 0% annually thereafter.

3) Insurance and REIT defaults are projected according to the historical default rates exhibited by companies with the same credit ratings. Historical default rates are doubled in each of the first two years of the projection to account for current economic conditions. Unrated issuers are assumed to have CCC- ratings.

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 0% for projected bank deferrals.

			Discount Rates	1) Ranging from 5.7% to 17.9%, depending on each bond’s seniority and remaining subordination after projected losses.

Impaired loans	3,982	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Weighted average (17)%

			Liquidation Expenses (2)	Weighted average (5)%

Other real estate owned	33	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income:

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and nine months ended September 30, 2013:

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2012	$(1,707)	$—
Other comprehensive loss before reclassification	(1,824)	(23)
Amount reclassified from accumulated other comprehensive loss	(100)	—
Total other comprehensive loss	(1,924)	(23)
Balance as of June 30, 2013	(3,631)	(23)
Other comprehensive income (loss) before reclassification	36	(3)
Amount reclassified from accumulated other comprehensive loss	(255)	—
Total other comprehensive loss	(219)	(3)
Balance as of September 30, 2013	$(3,850)	$(26)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for both the three and nine months ended September 30, 2013:

Three months ended September 30, 2013	(Amounts in thousands)
	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income:
Unrealized gains on available-for-sale securities	$(386)	Investment securities gains, net
	131	Federal income tax expense
	$(255)	Net of tax

Nine months ended September 30, 2013	(Amounts in thousands)
	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income:
Unrealized gains on available-for-sale securities	$(538)	Investment securities gains, net
	183	Federal income tax expense
	$(355)	Net of tax

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	SEPTEMBER 30, 2013			DECEMBER 31, 2012			SEPTEMBER 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest earning deposits and other assets	$10,492	$22	0.29%	$10,369	$31	0.29%	$7,322	$16	0.29%
Investment securities available-for-sale (1) (2) (3)	178,713	3,308	2.47%	183,514	5,431	2.96%	182,576	4,203	3.07%
Trading securities (1) (2) (3)	4,706	146	4.12%	—	—	—%	—	—	—%
Loans (1) (2) (3)	319,121	11,992	5.02%	301,034	16,306	5.42%	293,935	12,025	5.45%
Total interest-earning assets	513,032	$15,468	4.03%	494,917	$21,768	4.40%	483,833	$16,244	4.48%
Cash and due from banks	7,511			7,862			7,725
Bank premises and equipment	6,653			6,524			6,511
Other assets	17,104			18,772			18,773
Total noninterest-earning assets	31,268			33,158			33,009
Total assets	$544,300			$528,075			$516,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$91,620	$135	0.20%	$83,129	$151	0.18%	$80,696	$105	0.17%
Savings	118,946	65	0.07%	107,147	106	0.10%	102,932	78	0.10%
Time	142,930	1,426	1.33%	156,527	2,441	1.56%	156,915	1,881	1.60%
Total interest-bearing deposits	353,496	1,626	0.62%	346,803	2,698	0.78%	340,543	2,064	0.81%
Other borrowings	45,065	919	2.73%	44,054	1,273	2.89%	44,730	963	2.88%
Subordinated debt	5,155	67	1.75%	5,155	100	1.94%	5,155	76	1.94%
Total interest-bearing liabilities	403,716	$2,612	0.87%	396,012	$4,071	1.03%	390,428	$3,103	1.06%
Demand deposits	85,095			77,534			73,943
Other liabilities	6,065			5,931			4,428
Shareholders’ equity	49,424			48,598			48,043
Total liabilities and Shareholders’ equity	$544,300			$528,075			$516,842
Net interest income		$12,856			$17,697			$13,141
Net interest rate spread (4)			3.16%			3.37%			3.42%
Net interest margin (5)			3.34%			3.58%			3.62%
Ratio of interest-earning assets to interest-bearing liabilities			1.27			1.25			1.24

(1)	Includes both taxable and tax exempt investment securities available-for-sale and loans and tax exempt trading securities.

(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans,  investments available for sale and trading investments was $28,000, $459,000 and $50,000, respectively, for September 30, 2013; $46,000, $707,000 and $0, respectively, for December 31, 2012; and $35,000, $541,000 and $0, respectively, for September 30, 2012.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	SEPTEMBER 30, 2013			JUNE 30, 2013			SEPTEMBER 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest earning deposits and other assets	$7,894	$6	0.32%	$12,612	$10	0.34%	$9,729	$4	0.21%
Investment securities available-for-sale (1) (2) (3)	172,136	1,063	2.48%	179,021	1,115	2.48%	175,539	1,219	2.80%
Trading securities (1) (2) (3)	7,044	83	4.71%	6,996	62	3.58%	—	—	—%
Loans (1) (2) (3)	314,626	3,990	5.05%	311,408	3,933	5.06%	306,987	4,108	5.33%
Total interest-earning assets	501,700	$5,142	4.09%	510,037	$5,120	4.02%	492,255	$5,331	4.33%
Cash and due from banks	7,557			7,382			7,901
Bank premises and equipment	6,732			6,619			6,557
Other assets	16,916			18,221			20,031
Total noninterest-earning assets	31,205			32,222			34,489
Total assets	$532,905			$542,259			$526,744
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand deposits	$88,125	$42	0.19%	$89,862	$41	0.18%	$81,167	$39	0.19%
Savings	116,319	22	0.07%	119,136	22	0.07%	105,579	27	0.10%
Time	137,416	452	1.31%	143,062	464	1.30%	155,713	595	1.52%
Total interest-bearing deposits	341,860	516	0.60%	352,060	527	0.60%	342,459	661	0.77%
Other borrowings	43,210	305	2.80%	44,307	309	2.80%	47,771	326	2.71%
Subordinated debt	5,155	22	1.73%	5,155	22	1.73%	5,155	25	1.91%
Total interest-bearing liabilities	390,225	$843	0.86%	401,522	$858	0.86%	395,385	$1,012	1.02%
Demand deposits	86,957			83,877			77,023
Other liabilities	7,397			6,382			5,247
Shareholders’ equity	48,326			50,478			49,089
Total liabilities and Shareholders’ equity	$532,905			$542,259			$526,744
Net interest income		$4,299			$4,262			$4,319
Net interest rate spread (4)			3.23%			3.16%			3.31%
Net interest margin (5)			3.42%			3.34%			3.51%
Ratio of interest-earning assets to interest-bearing liabilities			1.29			1.27			1.25

(1)	Includes both taxable and tax exempt investment securities available-for-sale and loans and tax exempt trading securities.

(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans, investments available for sale and trading securities was $10,000, $156,000 and $28,000, respectively, for September 30, 2013; $8,000, $153,000 and $21,000, respectively, for June 30, 2013; and $11,000, $184,000 and $0, respectively, for September 30, 2012.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.

(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

Unaudited	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
SUMMARY OF OPERATIONS
Total interest income	$4,948	$4,938	$5,045	$5,347	$5,136
Total interest expense	(843)	(858)	(911)	(968)	(1,012)
NET INTEREST INCOME (NII)	4,105	4,080	4,134	4,379	4,124
Provision for loan losses	(150)	(150)	(200)	(2,120)	(300)
NII after loss provision	3,955	3,930	3,934	2,259	3,824
Investment security gains (losses) including impairment losses	386	152	—	(46)	25
Mortgage banking gains	109	638	688	335	1,017
Other income	788	626	618	595	670
Total non-interest expense	(4,509)	(4,343)	(4,175)	(4,082)	(3,848)
Income (loss) before tax expense (benefit)	729	1,003	1,065	(939)	1,688
Federal income tax expense (benefit)	112	204	235	(475)	422
Net income (loss)	$617	$799	$830	$(464)	$1,266
PER COMMON SHARE DATA (1)
Net income (loss), both basic and diluted	$0.14	$0.18	$0.18	$(0.11)	$0.28
Book value	10.85	10.80	11.17	10.93	11.17
BALANCE SHEET DATA
Assets	$536,577	$537,809	$546,467	$582,240	$554,508
Investments securities available-for-sale	150,943	165,875	176,009	184,646	175,024
Trading securities	7,159	6,952
Loans	314,927	301,912	297,463	317,282	293,194
Loans held for sale	5,939	14,458	16,628	24,756	15,999
Deposits	427,471	430,970	441,010	476,901	438,857
Borrowings	47,522	45,683	45,015	46,051	41,737
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	49,145	48,886	50,570	49,452	50,560
AVERAGE BALANCES
Assets	$532,905	$542,259	$558,013	$561,528	$526,744
Investments	172,136	179,021	185,126	186,304	175,539
Loans	304,350	299,504	307,568	300,735	289,792
Loans held for sale	10,276	11,904	23,946	21,439	17,195
Deposits	428,817	435,937	451,269	453,678	419,482
Borrowings	43,210	44,307	47,727	42,039	47,771
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	48,326	50,478	49,480	50,255	49,089
ASSET QUALITY RATIOS
Loan charge-offs	$(488)	$(31)	$(176)	$(1,963)	$(70)
Recoveries on loans	96	135	42	51	49
Net charge-offs	$(352)	$104	$(134)	$(1,912)	$(21)
Net charge-offs as a percentage of average total loans	0.46%	(0.14)%	0.17%	2.54%	0.03%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.99	1.04	1.15	1.02	1.56
Nonperforming loans	$4,701	$4,804	$5,453	$5,668	$6,477
Nonperforming securities	1,030	1,010	743	674	832
Other real estate owned	33	87	324	145	242
Total nonperforming assets	$5,764	$5,901	$6,520	$6,487	$7,551
Nonperforming assets as a percentage of:
Total assets	1.07%	1.10%	1.19%	1.11%	1.36%
Equity plus allowance for loan losses	10.84	11.11	11.95	12.16	13.92
Tier I capital	10.18	10.40	11.68	12.01	13.70
FINANCIAL RATIOS
Return on average equity	5.11%	6.33%	6.71%	(3.69)	10.32%
Return on average assets	0.46	0.59	0.59	(0.33)	0.96
Efficiency ratio	86.78	78.59	74.55	74.39	64.07
Effective tax rate	15.36	20.34	22.07	(50.59)	25.00
Net interest margin	3.42	3.34	3.27	3.44	3.51

(1)	Basic and diluted earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

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

Analysis of Assets and Liabilities for the First Nine Months

Earning assets are comprised of investment securities, loans and deposits at financial institutions, including the Federal Reserve Bank. Earning assets were $495.1 million at September 30, 2013, a decrease of 3.6% from the September 30, 2012 balance of $513.4 million, and a decrease of 7.6% from the December 31, 2012 balance of $535.7 million. The decrease from December 31, 2012 was the net result of the following: an increase in deposits at the Federal Reserve of $1.9 million and a $4.9 million increase in deposits at other banks, a decrease in investment securities available for sale of $33.7 million offset by an increase in trading securities of $7.2 million, $20.7 million of 60-day loans redeemed during the first quarter of 2013 offset by a $13.5 million increase in the commercial real estate loan portfolio, and a $18.8 million decrease in loans held for sale. Total assets of $536.6 million at September 30, 2013 reflect a decrease of 3.2% from the prior year asset total of $554.5 million and a decrease of 7.8% from December 31, 2012 asset total of $582.2 million.

Total cash and cash equivalents decreased by $1.8 million from year-end and decreased by $15.1 million from the balance at September 30, 2012. The decrease from last year is mainly due to a decrease of $19.0 million in deposits at the Federal Reserve.

At September 30, 2013, the investment securities available for sale portfolio was $150.9 million compared to $184.6 million at December 31, 2012, a decrease of $33.7 million, or 18.3%. These securities decreased $24.1 million compared to September 30, 2012, or 13.8%. Investment securities represented 30.5% of earning assets at September 30, 2013, compared to 34.1% at September 30, 2012 and 34.5% at December 31, 2012. The decrease is partially due to aggregate sales of $28.7 million in securities, calls and paydowns of $33.9 million and purchases of $34.2 million in 2013. Securities sales of $16.5 million occurred near September 30, 2013 with reinvestment of the proceeds occurring in October. Immediately prior to this sale and subsequently in late October, investment securities available-for-sale were in excess of $160 million. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment securities available for sale portfolio represented 35.3% of each deposit dollar at September 30, 2013, down from 39.9% a year ago and level with 38.7% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses of $5.8 million at September 30, 2013, an increase of $4.0 million compared to net unrealized losses of $1.8 million at September 30, 2012, and an increase of $3.2 million compared to net unrealized losses of $2.6 million at December 31, 2012. The third quarter rise in interest rates was the primary impetus for the valuation decline.

The Company’s investment portfolio contains trust preferred securities, which have resulted in valuation charges against income of $171,000 in 2012 and none recorded in 2013. The Company continues to value these securities consistent with valuation techniques prescribed under accounting standards. The market for these securities and similar securities, which had been relatively active through 2003, became illiquid during the financial crisis of 2008 and is still currently not active. Since 2008, the Company has modeled and analyzed the cash flow characteristics and has concluded that a major portion of these devalued securities were not recoverable. In 2012, a portion of these securities were sold.

The Company has an investment in trading securities of $7.2 million at September 30, 2013, with none at December 31, 2012 or September 30, 2012. This modest allocation of the securities portfolio into obligations of state and political subdivisions and cash equivalent instruments is intended to diversify the earnings of the portfolio.

Loans held for sale decreased to $5.9 million at September 30, 2013 compared to $24.8 million at December 31, 2012 and $16.0 million at September 30, 2012. The variance is reflective of  the recent decline in mortgage banking volume. The Company significantly curtailed its residential mortgage operations as of September 13th by exiting the wholesale arena and limiting residential mortgage lending operations to its retail banking footprint. See further discussion of this matter in the non-interest income and non-interest expense section.

Total loans at September 30, 2013 were $314.9 million compared to $293.2 million a year ago, a 7.4% increase, and $317.3 million at December 31, 2012, a 0.7% decrease. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin.

Total loans net of the allowance for losses increased by $21.4 million during the twelve month period from September 30, 2012 to September 30, 2013, and decreased by $2.5 million from December 31, 2012. Total gross loans as a percentage of earning assets stood at 63.6% as of September 30, 2013, 57.1% at September 30, 2012 and 59.2% as of December 31, 2012. The total loan-to-deposit ratio was 73.7% at September 30, 2013, 66.8% at September 30, 2012 and 66.5% at December 31, 2012. The decrease in loan balances from year-end was, as stated previously, due in part to 60-day term commercial loans for a total of $20.7 million that closed in December 2012 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2013. The decrease was offset in part by the increase in commercial real estate loans of $13.5 million. Exclusive of these 60-day term loans, the growth in loans from December 2012 to September 2013 was 6.2%.

At September 30, 2013, the loan loss allowance of $3.9 million represented approximately 1.25% of outstanding loans, and at September 30, 2012 the loan loss allowance of $3.6 million represented approximately 1.23% of outstanding loans. The loan loss allowance at December 31, 2012 of $3.8 million represented approximately 1.21% of outstanding loans, or 1.29% excluding the 60-day term loans to which none of the allowance is allocated.

During the first nine months, loan charge-offs were $655,000 in 2013 compared to $452,000 for the same period in 2012, while the recovery of previously charged-off loans amounted to $273,000 in 2013 and $111,000 in 2012. The net charge-offs represent 0.17% of average loans for 2013 and 0.16% for the same period in 2012. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.

Despite less than favorable economic conditions over the past several years, the Company has been able to grow its loan portfolio without experiencing any substantive deterioration in credit quality.  Nonaccrual loans declined to $2.3 million at September 30, 2013, or 0.72%, of loans, versus $3.0 million, or 0.94%, of loans at December 31, 2012 and $3.8 million, or 1.3%, of loans at September 30, 2012. The Company’s allowance for loan losses now covers 173% of nonaccrual loans at September 30, 2013 compared to 129% at December 31, 2012 and 96% at September 30, 2012.

Bank-owned life insurance had a cash surrender value of $15.0 million at September 30, 2013, $14.0 million at December 31, 2012 and $13.9 million at September 30, 2012. In the second quarter of 2013, the Company purchased $714,000 in bank-owned life insurance contributing to the majority of the increase.

Other assets increased to $14.0 million at September 30, 2013 from $11.2 million at December 31, 2012 and $12.6 million at September 30, 2012. Included in other assets in 2012 is a prepaid assessment paid to the FDIC in December of 2009. This prepayment was the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On June 30, 2013, the unused portion of $1.1 million was returned to the Company. The balance was $1.2 million at

December 31, 2012 and $1.3 million at September 30, 2012. Other real estate decreased to $33,000 at September 30, 2013 compared to $145,000 at December 31, 2012 and $242,000 at September 30, 2012. Also included in other assets is deferred taxes of $5.6 million, $5.0 million and $2.8 million for the periods ended September 30, 2013, December 31, 2012 and September 30, 2012, respectively, Federal income tax receivable of $1.1 million, $1.9 million and $3.3 million for the periods ended September 30, 2013, December 31, 2012 and September 30, 2012, respectively, and securities sold to settle due from investment sales of $2.4 million and $291,000 for the periods ended September 30, 2013 and 2012, and none at December 31, 2012.

In 2013, a $1.9 million investment in a partnership fund is included in other assets with an offsetting $1.8 million in other liabilities, which is the commitment to fund this affordable housing investment. At September 30, 2012, the valuation gain related to the mortgage banking derivatives was a $1.7 million asset compared to $170,000 at September 30, 2013 and $531,000 at December 31, 2012.

Noninterest-bearing deposits measured $84.0 million at September 30, 2013 compared to $91.7 million at December 31, 2012 and $82.3 million at September 30, 2012. Interest-bearing deposits decreased $41.7 million to $343.5 million at September 30, 2013 from $385.2 million at December 31, 2012 and decreased $13.1 million from $356.6 million at September 30, 2012. The decrease in interest-bearing deposits from year end is due partly to segregated money market deposit accounts with the Bank which fully collateralized $20.7 million in 60-day term commercial loans that closed in December 2012. The loans matured and the deposits withdrew the first quarter of 2013. The remaining decrease is attributed to our customers’ ultimate investment of, and payment of taxes on, the shale bonus funds awarded to them and deposited during the third and fourth quarters of 2012.

Federal Home Loan Bank advances and short-term borrowings stayed fairly consistent at $47.5 million at September 30, 2013 from $46.1 million at December 31, 2012 and increased from $41.7 million at September 30, 2012. Future maturities of long-term notes are expected to be paid off. Management continues to use short-term borrowings to bridge its current cash flow needs.

Other liabilities measured $7.3 million at September 30, 2013, $4.7 million at December 31, 2012 and $18.2 million at September 30, 2012. The increase at September 30, 2013 from December 31, 2012 is due to $1.8 million commitment to fund the affordable housing partnership fund previously described. The decrease from September 30, 2012 included $13.0 million in securities purchases traded in September 2012 but settled in October 2012.

The Company continued to maintain its capital levels in 2013. The Company’s total shareholders’ equity measured $50.6 million at September 30, 2012 and $49.5 million on December 31, 2012 to $49.1 million at September 30, 2013. The Company’s capital continues to meet the requirements for the Company to be deemed well capitalized under all regulatory measures. The Company’s total risk-based capital is $19.0 million in excess of the 10% threshold for the Company to be well-capitalized.

In October 2012, the Company announced the reinstatement of a cash dividend reflecting the growing confidence supported by stable core earnings, increasing loan production, and restored capital levels. Dividends of $.09 per share were paid to shareholders of record to date in 2013.

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

As a result of the decline in the value of the Bank’s trust preferred securities, the regulatory capital levels of the Bank are lower than otherwise would be. As a result of investment downgrades by the rating agencies, all of the 12 trust preferred securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $52.5 million, well above the $13.9 million in amortized cost of these securities as of September 30, 2013, thereby significantly diluting the risk-based capital ratios by approximately 1.49% for September 30, 2013 compared to 1.58% for December 31, 2012.

Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of September 30, 2013 and December 31, 2012, as supported by the data in the following table. As of those dates, the Company met the capital requirements to be deemed “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio Requirements:
	September 30, 2013	December 31, 2012	Well Capitalized	Adequately Capitalized
Tier I capital to risk-weighted assets	13.58%	13.15%	6.00%	4.00%
Total risk-based capital to risk-weighted assets	14.55%	14.10%	10.00%	8.00%
Tier I capital to average assets	10.38%	9.63%	5.00%	4.00%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at September 30, 2013 and December 31, 2012. Management considers these excesses to be adequate with regard to the risks inherent in the balance sheet.

	(Amounts in thousands)
	September 30, 2013	December 31, 2012
Tier 1 Capital	$56,639	$53,996
Tier 2 Capital	4,027	3,909
QUALIFYING CAPITAL	$60,666	$57,905
Risk-Adjusted Total Assets (*)	$416,961	$410,773
Tier 1 Risk- Based Capital Excess	$31,621	$29,350
Total Risk- Based Capital Excess	18,970	16,828
Total Leverage Capital Excess	29,366	25,966

(*)	Includes off-balance sheet exposures

Total assets for leverage capital purposes is calculated as average assets less disallowed deferred tax assets and the net unrealized market value adjustment of investment securities available-for-sale, averaged $545.5 million for the nine months ended September 30, 2013 and $560.6 million for the year ended December 31, 2012.

Regulations require that investments designated as available-for-sale are marked-to-market with corresponding entries to the deferred tax account and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy.

In early September 2013, the regulatory bodies agreed on the provisions of Basel III which substantially revises the capital requirements for all banks, varying with the size of the institution. The new requirements are to be phased in over four years beginning in 2015. The Company is awaiting further clarification and interpretation of the rules before it can assess the future effect on capital.

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

Core earnings, which exclude the OTTI charge and certain other non-recurring items, decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Core earnings for the first nine months of 2013 were $2.6 million, or $0.56 per share, compared to $3.3 million, or $0.72 per share for the first nine months of 2012. Core earnings for the third quarter of 2013 were $794,000, or $0.18 per share, compared to $1.3 million, or $0.28 per share for the third quarter of 2012.

The following is the reconciliation between core earnings and earnings under GAAP.

(Amounts in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2013	2012	2013	2012
GAAP earnings	$617	$1,266	$2,246	$3,377
Impairment losses on investment securities (net of tax))	—	—	—	113
Investment gains not in the ordinary course of business (net of tax)*	—	—	—	(20)
Expenses related to reorganization—net of tax	12	—	143	—
Expenses related to curtailment of mortgage banking activities (net of tax)	165	—	165	—
Net impact of historic tax credit investment	—	—	—	(190)
Core earnings	$794	$1,266	$2,554	$3,280
Core earnings per share	$0.18	$0.28	$0.56	$0.72

* Gains in 2012 are due to the settlement on General Motors Corporation bonds.

Analysis of Net Interest Income – Nine months ended September 30, 2013 and 2012

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceeds the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $12.9 million at September 30, 2013 and $13.1 million at September 30, 2012. During the recent reporting period the net interest margin registered 3.34% at September 30, 2013 and 3.62% at September 30, 2012.

The decrease in interest income, on a fully taxable equivalent basis, of $776,000 is the product of a 45 basis point decrease in interest rates earned offset somewhat by a 6.0% year-over-year increase in average earning assets. The decrease in interest expense of $491,000 was a product of a 19 basis point decrease in rates paid and a 3.4% increase in interest-bearing liabilities. The net result was a 2.2% decrease in net interest income on a fully taxable equivalent basis, and a 28 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale decreased by $895,000, or 21.3%. The average invested balances in these securities decreased by $3.9 million, or 2.1%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 60 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment. The average balance of trading securities was $4.7 million with resulting income on a fully taxable equivalent basis of $146,000 during the first nine months of 2013, compared to none for the same period in 2012.

On a fully taxable equivalent basis, income on loans decreased by $33,000, or 0.3%, for the first nine months of 2013 compared to the same period in 2012. A $25.2 million increase in the average balance of the loan portfolio, or 8.6%, was accompanied by a 43 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $6,000, or 37.5%, from the same period a year ago. The average balance of interest-earning deposits increased by $3.2 million, or 43.3%. The yield did not change during the first nine months of 2013 compared to 2012. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn for customer utilization, ultimate market plays and presumably to pay taxes. Average interest-bearing demand deposits and money market accounts increased by $10.9 million, or 13.5%, for the nine months ended September 30, 2013 compared to the same period of 2012, while average savings balances increased by $16.0 million, or 15.6%. Total interest paid on interest-bearing demand deposits and money market accounts was $135,000, a $30,000 increase from last year. The average rate paid on these products increased by 3 basis points primarily the result of larger deposits in the higher yielding tiers of the money market accounts. Total interest paid on savings accounts was $65,000, a $13,000 decrease from last year. The average rate paid on savings accounts decreased by 3 basis points. The average balance of time deposit products decreased by $14.0 million, or 8.9%, as the average rate paid decreased by 27 basis points, from 1.60% to 1.33%. Interest expense decreased on time deposits by $455,000 from the prior year. Customers are opting for more liquid accounts versus time deposits in this low rate environment. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt increased by $335,000 while the average rate paid on borrowings decreased by 15 basis points. Management plans to pay down long-term borrowings at their respective maturity dates in the future using current liquidity and continues to utilize short-term borrowings to bridge liquidity gaps.

Impairment Analysis of Investment Securities

The Company owns 12 trust preferred securities totaling $14.5 million (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. The market for these securities at September 30, 2013 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2013. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 5.7% to 17.9% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.69 per $1.00 of par value is representative of the fair value of the 12 trust preferred securities, with individual securities therein ranging from $0.34 to $0.95.

The Company considered all information available as of September 30, 2013 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in the past three years. The Company recognized no credit related impairment in the first nine months of 2013 and $171,000 in the first nine months of 2012. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2013 or later.

Analysis of Provision, Non-Interest Income, Non-Interest Expense and Federal Income Tax for the First Nine Months

During the first nine months of both 2012 and 2013, the amount charged to operations as a provision for loan loss was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through the first nine months of 2013, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. For the nine months ended September 30, 2013, the provision for loan losses was $500,000, exceeding net charge-offs of $382,000, which included a charge-off of $407,000 to which a specific reserve was allocated prior to the charge-off. For the same period last year, the provision was $900,000, also exceeding net charge-offs of $341,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and impairment losses, decreased by $79,000 from the same period a year ago. After impairment losses and gains on investment securities, non-interest income increased by $570,000 from the same period a year ago.

Mortgage banking gains were $1.4 million for both September 30, 2013 and 2012. As indicated in Note 8 to the Consolidated Financial Statements, the Company’s mortgage banking unit enters into various interest rate derivative contracts with the purpose of neutralizing the effect of interest rates on mortgage loan commitments. The gains and losses of all these activities are included in mortgage banking gains. Although mortgage banking gains for the nine months are equivalent to year-ago levels, the application volume driving the revenues has declined substantially over the past four months. The persistent rise in mortgage rates that began in May 2013 have caused the Company’s application volume to decline from $82.9 million and $94.2 million for the first and second quarters this year to $42.7 million in this third quarter. Application volume for the third quarter 2012 was $123.9 million. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail origination was closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume. These decisions in the aggregate are expected to contribute positively to net income prospectively.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $478,000 from year ago levels. Consistent with the balance sheet strategy, the Company periodically reviews its investment portfolio to clean up odd-lot securities and to reduce interest rate risk.  Recent government programs, such as HARP, promote prepayment activities in mortgage backed securities, thus cutting short the intended investment performance.  Proactively removing the securities with higher prepayment risk allows the Company to reinvest into securities that produce consistent cash flows. Gains in the first half of 2012 were offset by impairment losses attributable to trust preferred securities primarily issued by bank holding companies. Losses of $171,000 were recognized in 2012 while none were recognized in 2013.

Fees for customer services decreased by $133,000, or 8.6%, driven by customer activities. Other sources of non-recurring non-interest income increased by $56,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items. Included in other non-interest income in 2013 is $122,000 in trading income, with none in 2012. Also included in other non-interest income is $116,000 in wealth management income in 2013. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Two advisors now sell non-deposit investment products to customers in the bank’s branch network through a third party provider.  As assets under management grow, fee income paid by the third party provider of non-deposit investment products will enhance non-interest income revenue.

Total non-interest expenses in the first nine months were $13.0 million in 2013 compared to $11.4 million in 2012, an increase of $1.6 million, or 14.2%.

During the first nine months of 2013, expenditures for salaries and employee benefits increased by $1.3 million, or 21.2%, from the similar period a year ago. Much of this increase is due to the additional personnel hired to operate the mortgage banking operation up to its curtailment in September 2013 and to manage the increasing lending volume generated though core bank lending operations. Also, approximately $217,000 in branch restructuring costs were incurred in 2013. Full time equivalent employment averaged 167 during the first nine months of 2013 and 159 during the first nine months of 2012. The addition of employees thoughout 2013 were related to the mortgage banking operation.

Included in non-interest expenses for the nine months ended September 30, 2012 quarter is the one-time investment of $444,000 in a Historic Tax Credit partnership which generated $634,000 in tax credits for 2012. The Company recorded no tax credit activity through the nine month period ended September 30, 2013 but expects modest recognition in 2014 and beyond. All other expense categories increased by 15.6%, or $731,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The majority of these increases relate to the expenses incurred by the mortgage banking operation in the form of professional fees, third-party consulting fees and compliance-related costs and $229,000 of costs to exit the wholesale mortgage banking channel and reducing mortgage operations late in the third quarter of 2013.

The effective tax rate for the first nine months was 19.7% in 2013 and 8.6% in 2012, resulting in income tax expense of $551,000 in 2013 and 317,000 in 2012. A $483,000 historic tax credit and the $151,000 tax benefit on the partnership loss contributed to the lower effective tax rate in 2012.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	September 30, 2013		September 30, 2012
	Balance	%	Balance	%
Provision at statutory rate	$951	34.0	$1,256	34.0
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(84)	(3.0)	(98)	(2.6)
Tax effect of historic tax credit	—	—	(483)	(13.1)
Tax effect of other non-taxable income	(367)	(13.1)	(397)	(10.7)
Tax effect of non-deductible expense	51	1.8	39	1.0
Federal income taxes	$551	19.7	$317	8.6

The majority of non-taxable income consists of interest on obligations of states and political subdivisions.

Analysis of Net Interest Income –Third quarter ended September 30, 2013 and 2012

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds.  On a fully taxable equivalent basis, net interest income measured $4.3 million at both September 30, 2013 and 2012. During the recent reporting period the net interest margin registered 3.42% at September 30, 2013 and 3.51% at September 30, 2012.

The decrease in interest income, on a fully taxable equivalent basis, of $189,000 is the product of a 24 basis point decrease in interest rates earned offset somewhat by a 1.9% year-over-year increase in average earning assets.  The decrease in interest expense of $169,000 was a product of a 16 basis point decrease in rates paid and a 1.3% decrease in interest-bearing liabilities. The net result was a 5.0% decrease in net interest income on a fully taxable equivalent basis, and a 9 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale decreased by $156,000, or 12.8%. The average invested balances in these securities decreased by $3.4 million, or 1.9%, from the levels of a year ago.  The decrease in the average balance of investment securities available-for-sale was accompanied by a 32 basis point decrease in the tax equivalent yield of the portfolio. The Company expects to continue redeployment of liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment. The average balance of trading securities was $$7.0 million with resulting income on a fully taxable equivalent basis of $83,000 in the third quarter of 2013, compared to none for the same quarter in 2012.

On a fully taxable equivalent basis, income on loans decreased by $118,000, or 2.9%, for the third quarter of 2013 compared to the same period in 2012. A $7.6 million increase in the average balance of the loan portfolio, or 2.5%, was accompanied by a 28 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward.

Other interest income increased by $2,000, or 50.0%, from the same period a year ago.  The average balance of interest earning deposits decreased by $1.8 million, or 18.9%. The yield increased by 11 basis points during the third quarter of 2013 compared to 2012. Management intends to minimize amounts held in deposits in order to increase yield on assets.

Average interest-bearing demand deposits and money market accounts increased by $7.0 million, or 8.6%, while average savings balances increased by $10.7 million, or 10.2%. Total interest paid on interest-bearing demand deposits and money market accounts was $42,000, a $3,000 increase from last year. The average rate paid on these products did not change from the third quarter of 2013 compared to 2012. Total interest paid on savings accounts was $22,000, a $5,000 decrease from last year. The average rate paid on savings accounts decreased by 3 basis points.  The average balance of time deposit products decreased by $18.3 million, or 11.8%, as the average rate paid decreased by 21 basis points, from 1.52% to 1.31%.  Interest expense decreased on time deposits by $143,000 from the prior year.  As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $4.6 million while the average rate paid on borrowings increased by 5 basis points.  Management plans to pay down long-term borrowings at their respective maturity dates in the future using current liquidity.

Analysis of Provision, Non-Interest Income, Non-Interest Expense and Federal Income Tax for the Third Quarter

Loan charge-offs during the quarter were $448,000 in 2013, compared to $70,000 in 2012, while the recovery of previously charged-off loans amounted to $96,000 during the quarter of 2013, compared to $49,000 in the same period of 2012.  The Company’s provision for loan losses was $150,000 during the quarter of 2013 and $300,000 in the same quarter of 2012, commensurate with the growth rate of loans during each of the periods.  Included in the 2013 charge-off is one loan for $407,000 which had a specific reserve assigned to it for the total amount, therefore it had no impact on current earnings or provision. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year.  The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management.  The balance of the allowance for loan losses and provisions to the loan loss allowance are based on an assessment of both the risk of loss and the amount of loss on loans within the loan portfolio.

Total non-interest income, excluding investment gains and impairment losses, decreased by $790,000 from the quarter ended September 30, 2012 compared to the same quarter of 2013. After impairment losses and gains on investment securities, non-interest income decreased by $429,000 from the same period a year ago. This resulted in a $908,000 decrease for the third quarter of 2013 compared to the same period in 2012.

Mortgage banking gains declined from $1.0 million in 2012 to $109,000 in 2013. This decline is driven by mortgage application volume which declined to $42.7 million in the third quarter, 2013 compared to $123.9 million for the similar period in 2012. As previously noted, the Company curtailed its retail mortgage operations and exited the wholesale arena. Non-interest income, excluding the previously noted mortgage banking revenues, in the third quarter increased by $479,000 over the same period last year, and by $572,000 on a nine month year-to-date basis, led primarily by securities gains.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $361,000 from year ago levels as a result of the clean-up of odd-lot securities. Fees for other customer services decreased by $7,000. Other sources of non-recurring non-interest income increased by $125,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of the items. The increase is due partly to wealth management income of $51,000 and trading income of $172,000 in the third quarter of 2013 and none in the similar quarter of 2012. Also, the sale of other real estate sold produced a loss of $38,000 in the third quarter of 2013 versus a $13,000 gain in 2012.

Total non-interest expenses in the third quarter were $4.5 million in 2013, compared to $3.8 million in 2012, an increase of $661,000, or 17.2%.  Salaries and benefits increased in the third quarter of 2013 by $391,000, or 17.7%, from the similar period a year ago. This increase is due mainly to costs associated with the wholesale mortgage unit and exit costs of $20,000. All other expense categories increased by 16.5%, or $270,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items.  The majority of the increase is due to increased costs associated with the exit of the wholesale mortgage unit of approximately $229,000.

Income before tax during the third quarter amounted to $729,000 in 2013 compared to $1.7 million in 2012.  The effective tax rate for the third quarter was 15.4% in 2013 and 25.0% in 2012, resulting in income tax expense of $112,000 and $422,000, respectively. Third quarter net income was $617,000 in 2013 compared to $1.3 million in 2012.  Income per share for the third quarter was $0.14 in 2013 and $0.28 in 2012.

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

Principal sources of liquidity available to the Company include assets considered relatively liquid, such as interest-bearing deposits in other banks, federal funds sold and, cash and due from banks, as well as cash flows from maturities and repayments of loans, investment securities and mortgage-backed securities.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At September 30, 2013, the Bank did not have any deposits in the CDARS® program, but had $2.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits are matched with funds from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At September 30, 2013, the Bank had approximately $7.1 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $684,000 of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $25.8 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At September 30, 2013, there was a $3.0 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of September 30, 2013. Unpledged securities of $41.9 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Bank occasionally utilized short term borrowings under its FHLB cash management line to fund the needs of mortgage banking. Upon establishing a consistent inventory of loans held for sale, such loans may be used as additional collateral for FHLB borrowings.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at September 30, 2013 is $9.0 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Company had cash of $271,000 at September 30, 2013 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses.

Cash and cash equivalents decreased from $40.8 million at September 30, 2012 and $27.6 million at December 31, 2012 to $25.7 million at September 30, 2013, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flows from operating activities for the nine months ended:

	(Amounts in thousands)
	September 30,
	2013	2012
Net income	$2,246	$3,377
Adjustments to reconcile net income to net cash flows (deficit) from operating activities:
Depreciation, amortization and accretion	2,586	2,241
Provision for loan loss	500	900
Investment securities gains	(538)	(60)
Impairment losses	—	171
Other real estate (gains) losses	25	(15)
Originations of mortgage banking loans held for sale	(237,014)	(140,868)
Proceeds from the sale of mortgage banking loans	257,266	127,253
Net mortgage banking income	(1,435)	(1,437)
Purchase of trading securities	(7,000)	—
Tax refund	933	—
Changes in:
Deferred federal income taxes	504	2,869
Prepaid FDIC assessment	1,187	200
Bank-owned life insurance	(363)	(289)
Federal income tax receivable	780	(3,287)
Other assets and liabilities	(253)	(460)
Net cash flows (deficit) from operating activities	$19,424	$(9,405)

Key variations stem from: 1) Amortization on investments measured $2.1 million at September 30, 2013 compared to $1.8 million at September 30, 2012, reflecting more securities purchased at a premium in this low rate environment. 2) Gains were recognized on the sale, call or maturity of investments of $538,000 compared to $60,000 in the same period of 2012 due in part to odd-lot security sales. 3) Impairment losses of $171,000 were recognized in 2012 with none being recognized in 2013. 4) In 2013, a refund of $933,000 was received from the IRS with a resulting decrease in federal income tax receivable. 5) Loans held for sale decreased by $18.8 million in 2013 compared to an increase of $15.1 million in 2012 due to the impact of interest rates on activity of mortgage banking and the exit from wholesale operations in September 2013. 6) Included in the $1.2 million change in FDIC assessment is a refund of $1.1 million. 7) A purchase of trading securities was made in 2013 for $7.0 million. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2013 and 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock—There were no repurchases of shares of the Company’s common stock during the nine months ended September 30, 2013.

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K(1)	3.2	03/16/06

	For Cortland Savings and Banking	10-K	3.2	03/15/07

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	10-Q	4.2	11/13/13	✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06
	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07
	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 27, 2012	10-K	10.17	03/29/12

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Fifth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 27, 2012	10-K	10.19	03/29/12

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012	8-K	10.31.1	10/03/12

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12

*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012	8-K	10.34	10/03/12

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓

(1)	Film number 06691632

*	Management contract or compensatory plan or arrangement

**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: November 13, 2013
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: November 13, 2013
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial Officer)