Form 10-K
period 2013-12-31
CORTLAND BANCORP INC
filed 2014-03-28
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Based upon the closing price of the registrant’s common stock on June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $41,525,605. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

The number of shares outstanding of the issuer’s classes of common stock as of March 21, 2014: 4,527,848 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 27, 2014 are incorporated by reference into Part III.

i

Form 10-K for the Year Ended December 31, 2013

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

As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (BHC Act), and its subsidiaries are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve), the Ohio Division of Financial Institutions and the Consumer Financial Protection Bureau. The BHC Act provides generally for “umbrella” regulation of financial holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

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

CORTLAND BANKS

Cortland Banks is a full service, state chartered bank engaged in commercial and retail banking. The Bank’s services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, night depository, automated teller services, safe deposit boxes and other miscellaneous services normally offered by commercial banks. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending and trade financing. Consumer lending includes residential real estate, home equity and installment lending. Cortland Banks also offers a variety of Internet and mobile banking options.

Full service banking business is conducted at a total of twelve offices, seven of which are located in Trumbull County, Ohio. Two offices are located in the communities of Windham and Mantua in Portage County, Ohio. One office is located in the community of Williamsfield, Ashtabula County, Ohio; two are located in the communities of Boardman and North Lima in Mahoning County, Ohio. A mortgage origination office is located in Canfield, also in Mahoning County.

The Bank’s main administrative and banking office is located at 194 West Main Street, Cortland, Ohio. The Hubbard, Niles Park Plaza, Canfield and Boardman offices are leased, while all of the other offices are owned by Cortland Banks.

The Bank, as a state chartered banking organization and member of the Federal Reserve, is subject to periodic examination and regulation by the Federal Reserve, the State of Ohio Division of Financial Institutions (Ohio Division) and the Consumer Financial Protection Bureau (CFPB). These examinations, which include such areas as capital, liquidity, asset quality, management practices and other aspects of the Bank’s operations, are primarily for the protection of the Bank’s depositors. In addition to these regular examinations, the Bank must furnish periodic reports to regulatory authorities containing a full and accurate statement of its affairs. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

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

CSB MORTGAGE COMPANY, INC.

CSB Mortgage Company, Inc. (CSB) was formed as an Ohio corporation in December 2011. It is a wholly-owned subsidiary of Cortland Banks and functioned as the originator of wholesale mortgage loans and the seller of company-wide mortgage loans in the secondary mortgage market. Its operations were significantly curtailed in September 2013, and substantially all loans were sold during the fourth quarter of 2013. The operations of the subsidiary were conducted at the Bank’s main office at 194 West Main Street, Cortland, Ohio.

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

EMPLOYEES

As of December 31, 2013, the Company, through the Bank, employed 139 full-time and 18 part-time employees. The Company provides its employees with a full range of benefit plans and considers its relations with its employees to be satisfactory.

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

The Bank has community branches in four Ohio counties: Trumbull, Portage, Ashtabula and Mahoning. There are times when the Bank will go beyond its lending territory to accommodate people who have been customers of the Bank and have moved out of the lending area. There are also times when excess funds are available and it is profitable to participate in loans with other banks or to participate in large projects for community development.

Each lending relationship is reviewed and graded in 6 categories, which are (1) ability to pay, (2) financial condition, (3) management ability, (4) collateral and guarantors, (5) loan structure, and (6) industry and economics.

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

The Company is a financial holding company and a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, the Company is subject to regulation, supervision, and examination by the Federal Reserve, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. The Bank is subject to regulation and supervision by the Ohio Division. As a member bank of the Federal Reserve, the Bank is also subject to regulation and supervision by the Federal Reserve. The Bank is examined periodically by the Federal Reserve and by the Ohio Division to test compliance with various regulatory requirements. If as a result of examination the Federal Reserve or the Ohio Division determines that a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory, or that the bank or its management is in violation of any law or regulation, the bank regulatory agencies may take a number of remedial actions. In addition, the Bank is subject to regulation and examination by the CFPB established by the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 (the Dodd-Frank Act).  Bank regulatory agencies make regular use of their authority to take formal and informal supervisory actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses and for violations of any law, rule, or regulation, or any condition imposed in writing by the appropriate federal banking regulatory authority. Potential supervisory and enforcement actions include appointment of a conservator or receiver, issuance of a cease-and-desist order that could be judicially enforced, termination of a bank’s deposit insurance, imposition of civil money penalties, issuance of directives to increase capital, entry into formal or informal agreements, including memoranda of understanding, issuance of removal and prohibition orders against institution- affiliated parties, and enforcement of these actions through injunctions or restraining orders.

Regulation of bank holding companies. A bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct operations in an unsafe or unsound manner. The Federal Reserve requires all bank holding companies to maintain capital at or above prescribed levels. Federal Reserve policy requires that a bank holding company provide capital to its subsidiary banks during periods of financial stress or adversity and that the bank holding company maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting subsidiary banks. Bank holding companies may also be required under certain circumstances to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming common stock or other equity securities or paying dividends.

Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain approval of the Federal Reserve to acquire ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares); acquire all or substantially all of the assets of another bank; or merge or consolidate with another bank holding company.  The Federal Reserve will consider anticompetitive effects of the proposed transaction, capital adequacy and other financial and managerial factors, along with the subsidiary banks’ performance under the Community Reinvestment Act of 1977. Approval of the Ohio Division is also necessary to acquire control of an Ohio-chartered bank.

The Bank Holding Company Act, the Change in Bank Control Act, and the Federal Reserve Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company.  Under certain circumstances, control may also be presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities.

Interstate banking and branching. Section 613 of the Dodd-Frank Act amends the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The amendments authorize a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a bank chartered by that state to open the branch. Under prior law, an out-of state bank could open a de novo branch in another state if and only if the particular state permitted out-of-state banks to establish a de novo branch. Section 607 of the Dodd-Frank Act also increases the approval threshold for interstate bank acquisitions, requiring that a bank holding company be well capitalized and well managed as a condition to approval of an interstate bank acquisition, rather than being merely adequately capitalized and adequately managed, and that an acquiring bank be and remain well capitalized and well managed as a condition to approval of an interstate bank merger.

Nonbanking activities. With some exceptions, the Bank Holding Company Act has for many years prohibited a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company elects to become a financial holding company.  The Company is a financial holding company subject to regulation by the Federal Reserve Board.  No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines “financial in nature” to include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.

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

Prompt corrective action.  In addition to the capital adequacy requirements set forth above, every financial institution is classified into one of five categories based upon the institution’s capital ratios, the results of regulatory examinations of the institution and whether the institution is subject to enforcement agreements with its regulatory authorities. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The capital of the Company and the Bank as of December 31, 2013 were as follows:

	(Amounts in thousands)
	Cortland Bancorp (1)		The Cortland Savings & Banking Company
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Actual	$58,774	14.19%	$56,277	13.68%
For capital adequacy purposes	33,138	8.00%	32,909	8.00%
To be well capitalized	41,423	10.00%	41,136	10.00%
Tier 1 capital to risk-weighted assets
Actual	54,927	13.26%	46,430	11.29%
For capital adequacy purposes	16,569	4.00%	16,454	4.00%
To be well capitalized	24,854	6.00%	24,682	6.00%
Tier 1 leverage capital
Actual	54,927	10.35%	46,430	8.80%
For capital adequacy purposes	21,635	4.00%	21,510	4.00%
To be well capitalized	27,044	5.00%	26,887	5.00%

(1)  The amounts and percentages set forth for the Company to be deemed “well capitalized” are required for the Company to remain a financial holding company.

A bank with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment. A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules. For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval. These deposit-funding limitations can have an adverse effect on the bank’s liquidity. At each successively lower capital category, an insured depository institution is subject to additional restrictions. Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance fund. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized, with a leverage ratio of less than 2%. Section 38(f)(2)(I) of the Federal Deposit Insurance Act provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

The current capital requirements are based on the 1998 capital accord of the Basel Committee on Banking Supervision (the Basel Committee). In December 2010 and January 2011, the Basel Committee released a new framework, referred to as Basel III. After first adopting new capital requirements for larger financial institutions, in July 2013, the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations.  Community banking organizations, including the Company and the Bank, will begin transitioning to the new rules on January 1, 2015.  The new minimum capital requirements are effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The following is a summary of the major changes from the current general risk-based capital rule:

1.

higher minimum capital requirements, including a new common equity tier 1 capital ratio of 4.5 percent and criteria instruments must meet in order to be considered common equity tier 1 capital; a tier 1 capital ratio of 6.0 percent; the retention of a total capital ratio of 8.0 percent; and a minimum leverage ratio of 4.0 percent;

2.	stricter eligibility criteria for regulatory capital instruments;

3.

restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers, if the organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter;

4.	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach;

5.

stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

6.	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

Federal deposit insurance. Deposits in the Bank are insured by the FDIC up to applicable limits through the Deposit Insurance Fund. Insured banks must pay deposit insurance premiums assessed semiannually and paid quarterly. The insurance premium amount is based upon a risk classification system established by the FDIC and the assessment base of each institution, which is the institution’s average total assets minus average tangible equity. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Effective January 1, 2009, the FDIC increased assessment rates uniformly for all risk categories by 7 cents for the first quarter 2009 assessment period. In 2009, the FDIC adopted a rule that imposed a special assessment on banks payable in September 2009 and that allowed the FDIC to impose additional special assessments to replenish the Deposit Insurance Fund, which was badly depleted by bank failures. As an alternative to imposing additional special assessments on insured depository institutions or borrowing from the U.S. Treasury, on November 12, 2009, the FDIC adopted a proposal to increase deposit insurance assessments effective on January 1, 2011, and to require all insured depository institutions to prepay by the end of 2009 their deposit insurance assessments for the fourth quarter of 2009 and for the entirety of 2010 through 2012. Institutions recorded the prepaid FDIC insurance assessments as an asset as of December 31, 2009, later charging the assessments to expense in the periods to which the assessments apply.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by or written agreement with the FDIC.

Selected regulations. Transactions with affiliates. The Bank must comply with section 23A and section 23B of the Federal Reserve Act, establishing rules for transactions by member banks with affiliates. These provisions protect banks from abuse in financial transactions with affiliates. Generally, section 23A and section 23B of the Federal Reserve Act (1) limit the extent to which a bank or its subsidiaries may lend to or engage in various other kinds of transactions with any one affiliate to an amount equal to 10% of the institution’s capital and surplus (2) limit the aggregate of covered transactions with all affiliates to 20% of capital and surplus, (3) impose strict collateral requirements on loans or extensions of credit by a bank to an affiliate, (4) impose restrictions on investments by a subsidiary bank in the stock or securities of its holding company, (5) impose restrictions on the use of a holding company’s stock as collateral for loans by the subsidiary bank, and (6) require that affiliate transactions be on terms substantially the same as those provided to a non-affiliate.

Loans to insiders. The authority of the Bank to extend credit to insiders –meaning executive officers, directors, and greater than 10% shareholders – or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. These laws require that insider loans be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require specified approval procedures. Loans to an individual insider may not exceed the general legal limit on loans to any one borrower. The aggregate of all loans to all insiders may not exceed the bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any interested director not participating in the voting. Loans to executive officers are subject to additional imitations based on the purpose of the loan. A violation of these restrictions could result in the assessment of substantial civil money penalties, the imposition of a cease-and-desist order, or other regulatory sanctions.

Loans to one borrower. Under Ohio law, the total loans and extensions of credit by an Ohio-chartered bank to a person outstanding at any time generally may not exceed 15% of the bank’s unimpaired capital, plus 10% of unimpaired capital for loans and extensions of credit fully secured by readily marketable collateral.

Dividends and Distributions. Shareholders of an Ohio corporation are entitled to dividends when, as, and if declared by the corporation’s board of directors. Future dividends will depend on earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, and other factors that the board of directors may deem relevant.

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

A bank holding company may not purchase or redeem its equity securities without advance written approval of the Federal Reserve under Federal Reserve Rule 225.4(b) if the purchase or redemption, when combined with all other purchases and redemptions by the bank holding company during the preceding 12 months, equals or exceeds 10% of the bank holding company’s consolidated net worth. However, advance approval is not necessary if the bank holding company is well managed, is not the subject of any unresolved supervisory issues, and both before and immediately after the purchase or redemption is well capitalized.

Developments affecting management and corporate governance. In June 2010, the federal banking agencies jointly published their final Guidance on Sound Incentive Compensation Policies. The goal is to enable financial organizations to manage the safety and soundness risks of incentive compensation arrangements and to assist them with identification of improperly structured compensation arrangements. To ensure that incentive compensation arrangements do not encourage employees to take excessive risks that undermine safety and soundness, the incentive compensation guidance sets forth these key principles – -incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk, -these arrangements should be compatible with effective controls and risk management, and these arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

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

In addition to numerous provisions that affect the business of banks and bank holding companies, the Dodd-Frank Act includes a number of provisions affecting corporate governance and executive compensation. The corporate governance and compensation provisions include: (1) a requirement that public companies solicit a Say-on-Pay vote, a Say-on-Frequency vote and, in the event of a merger or other extraordinary transaction, a Say-on-Golden Parachute vote; (2) requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants; (3) provisions calling for the SEC to adopt expanded disclosure requirements for the annual proxy statement and other filings, particularly in the area of executive compensation; and (4) provisions that will require the adoption or revision of certain other policies, such as compensation recovery policies providing for the recovery of executive compensation in the event of a financial restatement. The SEC and the stock exchanges have adopted rules implementing many of these requirements, while still others are proposed or yet to be proposed.

Consumer protection laws and regulations. Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations, some of which are discussed below. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services.  Since the appointment of a director for the CFPB in January 2012, the CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones.  It has also commenced enforcement actions.  The following are just some of the consumer protection laws applicable to the Bank.

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 (the CRA) and implementing regulations of the federal banking agencies, a financial institution has a continuing and affirmative obligation – consistent with safe and sound operation – to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods. But the CRA does not establish specific lending requirements nor does the CRA limit an institution’s discretion to develop the types of products and services the institution believes are best suited to the community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public. Federal bank regulatory agencies consider CRA performance evaluations when they evaluate applications for such things as mergers, acquisitions, and applications to open branches. The Bank’s most recent CRA performance rating is “satisfactory.”

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

Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act requires financial institutions to collect data that enable regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The Home Mortgage Disclosure Act also requires the collection and disclosure of data about applicant and borrower characteristics as a way to identify possible discriminatory lending patterns.

Real Estate Settlement Procedures Act. The Real Estate Settlement Procedures Act requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements. The Real Estate Settlement Procedures Act also prohibits abusive practices that increase borrowers’ costs, such as kickbacks and fee-splitting without providing settlement services.

Privacy. Under the Gramm-Leach-Bliley Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1971 includes many provisions concerning national credit reporting standards and permits consumers to opt out of information-sharing for marketing purposes among affiliated entities.

Predatory lending. What is commonly referred to as predatory lending typically involves one or more of the following elements: making unaffordable loans based on a borrower’s assets rather than the borrower’s ability to repay an obligation; inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

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

Signed into law on October 26, 2001, the USA PATRIOT Act of 2001 enhances the powers of domestic law enforcement organizations to resist the international terrorist threat to United States security. Title III of the legislation, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, most directly affects the financial services industry, enhancing the federal government’s ability to fight money laundering through monitoring of currency transactions and suspicious financial activities. Financial institutions must establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts, share information with law enforcement about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities, and comply with regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies.

Volcker Rule. In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”).  The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions.  The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits.  The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions.  Included among those prohibited investments are certain collateralized debt obligations (CDOs) collateralized by trust preferred securities (TruPS). While the five regulatory agencies issued an Interim Final Rule on January 14, 2014, granting relief from the prohibition against holding certain CDOs secured by TruPS issued by bank or thrift holding companies, the relief does not extend to CDOs collateralized by TruPS issued by insurance companies (iTruPS).  The Company maintains a position in nine iTruPS. The Company will be required to divest those securities by July 21, 2015, unless the Federal Reserve grants an extension to July 21, 2017.  As a result of that requirement, a $2.0 million other-than-temporary impairment loss ($1.3 million after tax) was recognized in the Company’s fourth quarter 2013 financial statements.

The Company has no other investments prohibited by the Volcker Rule and does not engage in any of the trading activities governed by the Volcker Rule.

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

Negative developments in the capital markets in recent years resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although some improvements in the U.S. economy have occurred, housing prices are still depressed and continue to decline in some markets and unemployment remains high compared to levels prior to the recession. Debt concerns in Europe have added to volatility in the capital markets and concerns over whether such improvements in the U.S. economy will continue. Moreover, the economy could be severely negatively affected by disagreements in the federal government with respect to the budget and the debt ceiling.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This law is significantly changing the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion.  While some of the provisions have already been implemented, many still have not, and the effects they will have on our company will not be known for years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the provisions already implemented that have had or many have an effect on our business are the following:

—	the Dodd-Frank Act created a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;
—	new capital regulations for bank holding companies have been adopted, which impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;
—	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;
—	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;
—	the assessment base for determining deposit insurance premiums has been expanded to include liabilities other than just deposits; and
—

new corporate governance requirements applicable generally to all public companies in all industries require, or will require when implemented, new compensation practices, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

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

Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating inclusion of certain instruments from the calculation of capital. Should we experience significant loan losses, we may need additional capital. In addition, we may elect to raise additional capital to support our business, to finance acquisitions, if any, or for other purposes. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control. There can be no assurance, therefore, that we can raise additional capital at all or on terms acceptable to us. If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse effect on us. As of December 31, 2013, 81% of our loan portfolio consisted of commercial, commercial real estate, real estate construction and installment, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that do not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

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

The Emergency Economic Stabilization Act of 2008 (the EESA) instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent, and the unlimited coverage of non-interest bearing transactions accounts had been extended until December 31, 2012. This unlimited coverage was not extended past that date.

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

We may acquire other financial institutions or parts of institutions in the future and may open new branches. We also may consider and enter into new lines of business or offer new products or services. Expansions of our business involve a number of expenses and risks, including:

—	the time and costs associated with identifying and evaluating potential acquisitions;
—	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions;
—	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
—	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;
—	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
—	entry into unfamiliar markets;
—	the introduction of new products and services into our existing business;
—	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
—	the risk of loss of key employees and customers.

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

Item 2. Properties

The Company owns no property. Its operations are conducted at 194 West Main Street, Cortland, Ohio.

Full service banking business is conducted at a total of twelve offices, including:

BOARDMAN Victor Hills Plaza 6538 South Avenue Boardman, Ohio 44512 330-629-9151	HUBBARD 890 West Liberty Street Hubbard, Ohio 44425 330-534-2265	VIENNA 4434 Warren-Sharon Road Vienna, Ohio 44473 330-394-1438
BRISTOL 6090 State Route 45 Bristolville, Ohio 44402 330-889-3062	MANTUA 11661 State Route 44 Mantua, Ohio 44255 330-274-3111	WARREN 2935 Elm Road Warren, Ohio 44483 330-372-1520
BROOKFIELD 7202 Warren-Sharon Road Brookfield, Ohio 44403 330-448-6814	NILES PARK PLAZA 815 Youngstown-Warren Road Suite 1 Niles, Ohio 44446 330-652-8700	WILLIAMSFIELD 5917 U.S. Route 322 Williamsfield, Ohio 44093 440-293-7502
CORTLAND 194 West Main Street Cortland, Ohio 44410 330-637-8040	NORTH LIMA 9001 Market Street North Lima, Ohio 44452 330-758-5884	WINDHAM 8950 Maple Grove Road Windham, Ohio 44288 330-326-2340

The Bank’s main and administrative office is located at 194 West Main Street, Cortland, Ohio. A mortgage origination office is located in Canfield, Ohio. The Hubbard, Niles Park Plaza, Canfield and Boardman offices are leased, while all of the other offices are owned by Cortland Banks.

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

The Company files quarterly reports on Form 10-Q, an annual report on Form 10-K, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements, with the SEC pursuant to section 13(a) or (15)d of the Exchange Act. In 2014, the Company’s quarterly reports will be filed within 45 days of the end of each quarter, and the Company’s annual report will be filed within 90 days of the end of the year. Any person may access these reports and statements free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, by visiting our web site at www.cortland-banks.com or by writing to:

Deborah L. Eazor

Cortland Bancorp

194 West Main Street

Cortland, Ohio 44410

The SEC also maintains a website at www.sec.gov where our filings and other information may be obtained free of charge.

The Company’s common shares trade on the OTC Market under the symbol CLDB. The following brokerage firm is known to be relatively active in trading the Company’s common shares:

Boenning & Scattergood

9916 Brewster Lane

Powell, OH 43065

Telephone: 866-326-8113

The following table shows the prices at which the common shares of the Company have actually been purchased and sold in market transactions and the dividends declared during the periods indicated. The range of market prices is compiled from data available through Yahoo Finance, Historical Prices. As of March 21, 2014, the Company has approximately 1,473 shareholders of record.

				Cash Dividends Declared Per Share
	Price Per Share
	High	Low	Close
2013
Fourth Quarter	$10.75	$9.40	$10.25	$0.03
Third Quarter	10.48	9.10	9.45	0.03
Second Quarter	10.85	9.95	10.00	0.03
First Quarter	11.00	9.70	10.79	0.03
2012
Fourth Quarter	$10.49	$9.60	$9.70	$0.03
Third Quarter	10.25	9.40	9.65	—
Second Quarter	10.01	7.95	10.00	—
First Quarter	8.25	6.60	7.95	—
2011
Fourth Quarter	$7.60	$6.50	$6.80	$—
Third Quarter	7.55	7.01	7.36	—
Second Quarter	7.90	5.91	7.15	—
First Quarter	6.25	5.30	6.00	—

For current share prices, please access our website at www.cortland-banks.com.

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2014 is $4.3 million plus 2014 profits retained up to the date of the dividend declaration.

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

The Company did not repurchase any of its common shares during 2013, 2012 and 2011.

Item 6. Selected Financial Data

(In thousands of dollars, except for ratios and per share amounts)
	Years Ended December 31,
	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS
Total interest income	$20,060	$21,015	$21,110	$21,872	$23,623
Total interest expense	3,404	4,071	4,732	6,367	9,234
Net interest income (NII)	16,656	16,944	16,378	15,505	14,389
Provision for loan losses	650	3,020	1,196	505	427
NII after loss provision	16,006	13,924	15,182	15,000	13,962
Security (losses) gains including impairment losses	(1,419)	(157)	680	(1,694)	(14,070)
Mortgage banking gains	1,491	1,772	162	236	265
Other income	2,826	2,704	2,716	2,791	3,001
Total non-interest income	2,898	4,319	3,558	1,333	(10,804)
Total non-interest expenses	17,032	15,488	13,475	12,441	13,648
Income (loss) before (benefit) tax expense	1,872	2,755	5,265	3,892	(10,490)
Federal income tax (benefit) expense	88	(158)	1,193	621	(4,155)
Net Income (loss)	$1,784	$2,913	$4,072	$3,271	$(6,335)
PER COMMON SHARE DATA (1)
Net income (loss), both basic and diluted	$0.39	$0.64	$0.90	$0.72	$(1.40)
Cash dividends declared per share	0.12	0.03	—	—	—
Book value	10.94	10.93	10.10	9.25	8.16
BALANCE SHEET DATA
Assets	$556,918	$582,240	$519,830	$500,273	$497,299
Investments	160,886	184,646	185,916	188,458	171,924
Trading securities	7,247	—	—	—	—
Loans held for sale	656	24,756	947	262	—
Loans	346,833	317,282	289,096	265,179	248,248
Allowance for loan losses	3,764	3,825	3,058	2,501	2,437
Deposits	448,669	476,901	422,765	391,509	387,495
Borrowings	46,404	46,051	42,273	57,901	63,366
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	49,535	49,452	45,719	41,852	36,908
AVERAGE BALANCES
Assets	$540,510	$528,075	$493,728	$486,588	$498,250
Investments	175,712	183,514	186,872	191,546	176,524
Trading securities	5,339	—	—	—	—
Loans	306,411	287,723	260,755	237,251	238,087
Loans held for sale	12,003	13,311	325	373	203
Deposits	435,550	424,337	395,561	378,242	383,858
Borrowings	44,127	44,054	43,734	58,317	68,307
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	49,449	48,598	44,589	39,480	36,073
ASSET QUALITY RATIOS
Loan charge-offs	$(1,022)	$(2,415)	$(832)	$(616)	$(620)
Recoveries on loans	311	162	193	175	160
Net charge-offs	$(711)	$(2,253)	$(639)	$(441)	$(460)
Net charge-offs as a percentage of average total loans	0.23%	0.78%	0.25%	0.19%	0.19%
Loans 30+ days delinquent as a percentage of total loans	0.54%	0.94%	1.01%	1.23%	0.80%
Nonperforming loans	$6,120	$5,668	$4,714	$3,858	$2,034
Nonperforming securities	1,203	674	1,542	3,767	2,154
Other real estate owned	33	145	437	848	687
Total nonperforming assets	$7,356	$6,487	$6,693	$8,473	$4,875
Allowance for loan losses as a percentage of non-performing loans	61.50%	67.48%	64.87%	64.83%	119.81%
Nonperforming assets as a percentage of:
Total assets	1.32%	1.11%	1.29%	1.69%	0.98%
Equity plus allowance for loan losses	13.80	12.16	13.72	19.10	12.39
Tier I capital	13.39	12.01	12.94	18.11	10.59
FINANCIAL RATIOS
Return on average equity	3.61%	5.99%	9.13%	8.29%	(17.56)%
Return on average assets	0.33	0.55	0.82	0.67	(1.27)
Effective tax rate	4.70	(5.74)	22.66	15.96	(39.61)
Average equity-to-average asset ratio	9.15	9.20	9.03	8.11	7.24
Tangible equity ratio	10.35	9.63	10.47	9.59	9.09
Cash dividend payout ratio	30.77	4.69	—	—	—
Net interest margin	3.41	3.58	3.72	3.59	3.19
(1)

Basic and diluted earnings per common share are based on weighted average shares outstanding. Cash dividends per common share are based on actual cash dividends declared. Book value per common share is based on shares outstanding at each period.

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

	(Fully taxable equivalent basis in thousands of dollars)
	2013			2012			2011
	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate
Interest-earning assets:
Interest-earning deposits and other earning assets	$10,010	$30	0.29%	$10,369	$31	0.29%	$12,738	$51	0.40%
Available-for-sale securities (Note 1, 2, 3):
U.S. Treasury and other U.S. Government agencies and corporations	6,551	130	1.98%	14,609	346	2.37%	27,590	808	2.93%
States of the U.S. and political subdivisions - taxable	4,690	157	3.35%	663	21	3.17%	—	—	—%
States of the U.S. and political subdivisions - nontaxable	37,356	1,878	5.03%	39,697	2,118	5.34%	36,534	2,118	5.80%
U.S. Government mortgage-backed pass through certificates	110,186	1,928	1.75%	108,881	2,414	2.22%	101,347	3,141	3.10%
Other securities	16,929	414	2.45%	19,664	532	2.70%	21,401	424	1.98%
Total available-for-sale securities	175,712	4,507	2.56%	183,514	5,431	2.96%	186,872	6,491	3.47%
Trading securities (Note 1, 2)	5,339	230	4.31%	—	—	—%	—	—	—%
Loans (Note 1, 2, 3, 4)	318,414	16,032	5.03%	301,034	16,306	5.42%	261,080	15,314	5.87%
Total interest-earning assets	509,475	$20,799	4.08%	494,917	$21,768	4.40%	460,690	$21,856	4.74%
Noninterest-earning assets:
Cash and due from banks	7,476			7,862			7,175
Premises and equipment	6,680			6,524			6,612
Other assets	16,879			18,772			19,251
Total assets	$540,510			$528,075			$493,728
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand deposits	$91,386	$177	0.19%	$83,129	$151	0.18%	$73,809	$176	0.24%
Savings	117,808	83	0.07%	107,147	106	0.10%	94,160	141	0.15%
Time	140,585	1,842	1.31%	156,527	2,441	1.56%	161,280	2,976	1.85%
Total interest-bearing deposits	349,779	2,102	0.60%	346,803	2,698	0.78%	329,249	3,293	1.00%
Borrowings:
Securities sold under agreement to repurchase	3,453	3	0.09%	4,559	5	0.11%	5,236	5	0.10%
Subordinated debt	5,155	90	1.75%	5,155	100	1.94%	5,155	92	1.79%
Other borrowings under one year	10,706	135	0.66%	6,575	79	1.20%	6,458	95	1.47%
Other borrowings one year and over	29,968	1,074	4.88%	32,920	1,189	3.61%	32,040	1,247	3.89%
Total borrowings	49,282	1,302	2.64%	49,209	1,373	2.79%	48,889	1,439	2.94%
Total interest-bearing liabilities	399,061	$3,404	0.85%	396,012	$4,071	1.03%	378,138	$4,732	1.25%
Noninterest-bearing liabilities:
Demand deposits	85,771			77,534			66,312
Other liabilities	6,229			5,931			4,689
Shareholders’ equity	49,449			48,598			44,589
Total liabilities and shareholders’ equity	$540,510			$528,075			$493,728
Net interest income		$17,395			$17,697			$17,124
Net interest rate spread (Note 5)			3.23%			3.37%			3.49%
Net interest margin (Note 6)			3.41%			3.58%			3.72%

Note 1 –	Includesboth taxable and tax exempt securities and loans.
Note 2 –

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans,  investments available for sale and trading investments was $39,000, $622,000 and $78,000, respectively, for December 31, 2013; $46,000, $707,000 and $0, respectively, for December 31, 2012; and $50,000, $696,000 and $0, respectively, for December 31, 2011.

Note 3 –

Averagebalance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and include both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

Note 4 –	Interest earned on loans includes net loan fees of $292,000 in 2013, $336,000 in 2012 and $295,000 in 2011.
Note 5 –	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
Note 6 –	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

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

With these methodologies, a general allowance is established for each loan type based on historical losses for each loan type in the portfolio. Additionally, management allocates a specific allowance for “Impaired Credits,” which is based on current information and events, if it is probable the Company will not collect all amounts due according to the original contractual terms of the loan agreement. The level of the general allowance is established to provide coverage for management’s estimate of the credit risk in the loan portfolio by various loan segments not covered by the specific allowance. Additional information regarding allowance for credit losses can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

Cortland Banks, with total assets of approximately $556.9 million at December 31, 2013, is a state chartered bank engaged in commercial and retail banking services. The Bank offers a full range of financial services to its local communities with an ongoing strategic focus on commercial banking relationships.

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

2013 OVERVIEW

Net income in 2013 was impacted by charges for the investment portfolio due to regulatory changes mandated by the Volcker Rule. Other-than-temporary impairment (OTTI) losses in the amount of $2.0 million were recognized on $10.5 million of trust preferred securities, a form of collateralized debt obligation. The trust preferred securities were among those considered disallowed under the revised final Volcker Rule, which originated from the Dodd-Frank Act. OTTI losses were $171,000 in 2012. In 2013, Cortland earned $1.8 million, or $0.39 per share, compared to $2.9 million, or $0.64 per share in 2012.  Excluding the charges for the investment portfolio, which were $2.0 million pre-tax and $1.3 million after tax, Cortland would have earned $3.1 million, or $0.68 per share, in 2013.

Amid more rigorous regulatory standards and an uncertain economy, the Company continues to follow its core strategic direction. Operating results reflect its commitment to growing loans and deposits in the markets in which it operates and in producing consistent positive earnings.

The Company’s financial results for 2013 were affected by these notable specific factors:

—

Core earnings for the year, which exclude non-recurring items such as impairment loss and certain gain on securities sales, were $3.5 million compared to $2.8 million for 2012, an increase of 25.0%, mainly attributed to a decrease in provision for loan losses in 2013 compared to 2012.

•	In 2013, earnings per share were $0.39 and would have been $0.68 excluding OTTI charges.
—

Net interest margin for the full year 2013 was 3.41%, or 17 basis points lower than the 3.58% in 2012. The Company continues to optimally manage its balance sheet in this historically low interest rate environment in preparation for an eventual increase in interest rates.

•	Loans increased 9.2% to $346.8 million from $317.3 million a year ago.
•	The Company and the Bank remained well capitalized, with total risk-based capital to risk-weighted assets of 14.19% and 13.68%, respectively.
•

Credit quality continues to improve, reflecting the gradual improvement in the regional economy.   Nonaccrual loans declined to $1.9 million at December 31, 2013, or 0.56% of loans, versus $3.0 million, or 0.94% of loans, at December 31, 2012.  The allowance for loan losses now covers 193% of nonaccrual loans at December 31, 2013, compared to 129% at December 31, 2012.  Net loan charge-offs were $711,000 in the current year, or 0.23% of total average loans, versus a net charge-off rate of 0.78% for the full year 2012.  The allowance for loan losses to total loans ratio was 1.09% at December 31, 2013 versus 1.21% a year ago.

—

In 2013, the provision for loan losses was $650,000, with charge-offs of $711,000, while 2012 was $3.0 million with charge-offs of $2.3 million. A $1.9 million charge-off on one commercial loan caused the increased provision in 2012. Loans considered as potential problem loans decreased from $2.7 million at December 31, 2012 to $551,000 at December 31, 2013.

•	Reflecting the continued confidence supported by stable revenues from core operations, increasing loan production, and improving capital levels, Cortland paid a cash dividend of $0.12 per share.

The Company’s total shareholders’ equity remained steady at $49.5 million at December 31, 2012 and 2013. The Company continues to maintain capital sufficient to be deemed well capitalized under all regulatory measures. In the current regulatory environment, regulatory oversight bodies expect banks to maintain ratios above the statutory levels as a margin of safety. The calculated ratios are as follows for the year ended December 31, 2013: a Tier 1 leverage ratio of 10.35% (compared to a “well-capitalized” threshold of 5.0%); a Tier 1 risk-based capital ratio of 13.26% (compared to a “well-capitalized” threshold of 6.00%); and a total risk-based capital ratio of 14.19% (compared to a “well-capitalized” threshold of 10.00%). The Company’s total risk-based capital is $17.4 million in excess of the 10% well-capitalized threshold.

In the midst of earnings pressures brought on by the economic downturn, interest rate compression and investment impairment issues, the Company devoted substantial attention in 2012 and 2013 to profit improvement measures, balance sheet restructuring and a reorganization of its management and branch structure. The Company’s management team continues to focus on measures designed to enhance capital and to provide for adequate liquidity for lending and business development purposes. New strategies are being pursued to improve market penetration and product expansion, with the objective of increasing both the interest income and non-interest income revenue base.

Total shareholders’ equity at December 31, 2013 was $49.5 million, representing a ratio of equity capital to total assets of 8.89%. In comparison, total shareholders’ equity was also $49.5 million at December 31, 2012, representing a ratio of equity capital to total assets of 8.49%. A component of shareholders’ equity is accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale. Net unrealized losses on available-for-sale investment securities were $2.9 million at December 31, 2013, compared with net unrealized losses of $1.7 million at December 31, 2012. Such unrealized losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The decrease in net unrealized losses resulted primarily from the recognition of OTTI in 2013 on trust preferred securities available for sale.

Return on average equity was 3.6% in 2013, compared to 6.0% in 2012, while return on average assets measured 0.3% in 2013 and 0.6% in 2012. Book value per share increased by $0.01 to $10.94 at December 31, 2013 from $10.93 at December 31, 2012. The price of the Company’s common shares traded in a range between a low of $9.10 and a high of $11.00, closing the year at $10.25 per share.

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

Core earnings, which exclude the OTTI charge and certain other non-recurring items, were $3.5 million in 2013 compared to $2.8 million in 2012 and $4.0 million in 2011. Core earnings per share were $0.77 in 2013, $0.62 in 2012 and $0.88 in 2011.

The following is a reconciliation between core earnings and earnings under GAAP:

	(Amounts in thousands, except per share data)
	Years Ended December 31,
	2013	2012	2011
GAAP earnings	$1,784	$2,913	$4,072
Impairment losses on investment securities (net of tax)	1,290	113	133
Investment gains not in the ordinary course of business (net of tax)*	—	(20)	(227)
Expenses relating to reorganization – (net of tax)**	254	—	—
Expenses relating to curtailment of mortgage banking activities (net of tax)	165	—	—
Net impact of historic tax credit investment	—	(190)	—
Core earnings	$3,493	$2,816	$3,978
Core earnings per share	$0.77	$0.62	$0.88
*	The gains in 2012 and 2011 are due to the settlement on General Motors Corporation bonds.

**      Retail branch staff realignment and middle management restructure.

Although the provision for loan losses is considered part of core earnings, it is worthy of note that $1.9 million of the $3.0 million provision in 2012 relates to a single credit which required a charge off.

RECENT MARKET AND INDUSTRY DEVELOPMENTS

The economic turmoil that began in the middle of 2007 and continued through 2009 has now settled into a slow economic recovery. At this time, the recovery has somewhat uncertain prospects. The risks associated with the Company’s business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. While the Company is taking steps to decrease and limit exposure to problem loans, it nonetheless retains direct exposure to the residential and commercial real estate markets, and is affected by these events. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Act.

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

BALANCE SHEET COMPOSITION

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets at December 31 for the period indicated. Average assets totaled $540.5 million in 2013 compared to $528.1 million in 2012 and $493.7 million in 2011.

	December 31,
	2013	2012	2011
Sources of Funds:
Deposits:
Non-interest bearing	15.9%	14.7%	13.4%
Interest bearing	64.7	65.7	66.7
Long-term debt and other borrowings	8.2	8.3	8.9
Subordinated debt	1.0	1.0	1.0
Other non-interest bearing liabilities	1.0	1.1	1.0
Shareholders’ equity	9.2	9.2	9.0
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans, including loans held for sale	58.9%	57.0%	52.9%
Securities	33.5	34.8	37.8
Interest-earning deposits and other assets	1.9	2.0	2.6
Bank-owned life insurance	2.7	2.5	2.6
Other non-interest earning assets	3.0	3.7	4.1
Total	100.0%	100.0%	100.0%

Deposits continue to be the Company’s primary source of funding. During 2013, the relative mix of deposits has remained steady with interest-bearing being the main source. Average non-interest bearing deposits totaled 19.7% of total average deposits in 2013, compared to 18.3% in 2012 and 16.8% in 2011. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The Company primarily invests funds in loans and securities. Prior to 2008, securities were the largest component of the Company’s mix of invested assets. Since then, loans have become the largest component. Average securities decreased $2.5 million, or 1.3%, to $181.1 million during 2013 from $183.5 million in 2012, while average loans increased by $17.4 million, or 5.8%, to $318.4 million during 2013 from $301.0 million in 2012.

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

Gross income that would have been recorded in 2013 on these nonperforming loans, had they been in compliance with their original terms, was $466,000. Interest income that actually was included in income on these loans amounted to $350,000. In addition to nonperforming loans, nonperforming assets include nonperforming investment securities. Gross income that would have been recorded in 2013 on nonperforming investments, had they been in compliance with their original terms, was $37,000. Interest income that actually was included in income on these investments amounted to $9,300. There are no accruing loans which are contractually past due 90 days or more as to principal or interest payments.

The following table depicts the trend in these potentially problematic asset categories:

	(Amounts in thousands)
	December 31,
	2013	2012	2011	2010	2009
Non-accrual loans:
Commercial	$98	$49	$70	$132	$116
Commercial real estate	1,279	2,336	1,470	307	350
Residential real estate	481	489	842	1,040	718
Consumer - home equity	72	72	111	47	—
Consumer - other	16	27	1,073	1,085	46
Total non-accrual loans	1,946	2,973	3,566	2,611	1,230
Investment securities	1,203	674	1,542	3,767	2,154
Other real estate owned	33	145	437	848	687
Troubled debt restructured loans	4,174	2,695	1,148	1,247	804
Nonperforming assets	$7,356	$6,487	$6,693	$8,473	$4,875
Loans past due 30 days or on nonaccrual	$2,176	$3,248	$4,051	$3,649	$1,976

As of December 31, 2013, there were $551,000 in loans not included in this table where known information about borrowers’ possible credit problems caused management to have some doubts as to the ability of these borrowers to comply with present loan payment terms and which may result in disclosure of such loans in this table.

The following table provides a number of asset quality ratios based on this data. Problem loans accounted for on a non-accrual basis ranged from a high of $3.6 million in 2011 to a low of $1.2 million in 2010. The total for non-accrual loans in 2013 of $1.9 million is slightly lower than the average of the five years, which is $2.5 million. The total of all loans past due more than 30 days or on non-accrual ranged from a low of $2.0 million in 2009 to a high of $4.1 million in 2011. Loans charged-off, net of recoveries, was $711,000 for 2013, compared to $2.3 million for 2012, $639,000 for 2011, $441,000 for 2010 and $460,000 for 2009. The resulting ratios do not indicate any trends of concern from management’s perspective.

Troubled-debt restructured loans are loans that have been modified when economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. In 2013, $2.8 million in new troubled debt restructurings were added.

As the nation struggled through high unemployment levels from 2008 through 2012, accompanied by high levels of bankruptcy filings and home foreclosures, the Company continued to experience only modest levels of delinquencies and resulting credit concerns. In 2013, the provision for loan losses was $650,000, as general economic conditions improved and the Company’s credit quality remained strong. In 2012 and 2011, the provision for loan losses was $3.0 million and $1.2 million, respectively. While the 2011 provision was in response to the substantial loan growth with a commercially-oriented focus, 2012 related to one isolated commercial customer whose financial condition eroded over a short period of time, requiring a charge-off of $1.9 million. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

At December 31, 2013, there was $1.2 million of the Company’s holdings in trust preferred securities considered to be in non-accrual status. Through December 31, 2013, the Company’s management was notified that the quarterly interest payments for 2 of its 12 investments in trust preferred securities had been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All the other trust preferred securities remain in accrual status. In September of 2012, the Company sold 14 of its 29 positions in trust preferred securities, 11 of which were in non-accrual status.

	December 31,
	2013	2012	2011	2010	2009
Non-accrual loans as a percentage of total loans	0.56%	0.94%	1.23%	0.98%	0.50%
Nonperforming assets as a percentage of total assets	1.32%	1.11%	1.29%	1.69%	0.98%
Nonperforming assets as a percentage of equity capital plus allowance for loan losses	13.78%	12.16%	13.70%	19.07%	12.37%

RESULTS OF OPERATIONS

Analysis of Net Interest Income - Years Ended December 31, 2013 and 2012

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $17.4 million for 2013 and $17.7 million for 2012. The resulting net interest margin was 3.41% for 2013 and 3.58% for 2012.

The decrease in interest income, on a fully taxable equivalent basis, of $969,000 is the product of a 32 basis point decrease in interest rates earned offset somewhat by a 2.9% year-over-year increase in average earning assets. The decrease in interest expense of $667,000 was a product of an 18 basis point decrease in rates paid and a 0.8% increase in average interest-bearing liabilities. The net result was a 1.7% decrease in net interest income on a fully taxable equivalent basis, and a 17 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale decreased by $924,000, or 17.0%. The average invested balances in these securities decreased by $7.8 million, or 4.3%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 40 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans. Any reinvestment into the securities portfolio will serve to decrease the yield due to the current low rate environment. The Company began operating a trading account in the second quarter of 2013. The average balance of trading securities was $5.3 million with resulting income on a fully taxable equivalent basis of $230,000 during the year 2013. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans decreased by $274,000, or 1.7%, for 2013 compared to the same period in 2012. A $17.4 million increase in the average balance of the loan portfolio, or 5.8%, was accompanied by a 39 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income decreased by $1,000, or 3.2%, from the same period a year ago. The average balance of interest-earning deposits decreased by $359,000, or 3.5%. The yield did not change from 2012 to 2013. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn by customers affecting primarily the time deposit category. Average interest-bearing demand deposits and money market accounts increased by $8.3 million, or 9.9%, for the year ended December 31, 2013 compared to the same period of 2012, while average savings balances increased by $10.7 million, or 9.9%. Total interest paid on interest-bearing demand deposits and money market accounts was $177,000, a $26,000 increase from last year. The average rate paid on these products increased by 1 basis point, primarily the result of larger deposits in the higher yielding tiers of the money market accounts. Total interest paid on savings accounts was $83,000, a $23,000 decrease from 2012. The average rate paid on savings accounts decreased by 3 basis points. The average balance of time deposit products decreased by $15.9 million, or 10.2%, as the average rate paid decreased by 25 basis points, from 1.56% to 1.31%. Interest expense decreased on time deposits by $599,000 from the prior year. Customers are opting for more liquid accounts versus time deposits in this low rate environment. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt increased by $73,000 while the average rate paid on borrowings decreased by 15 basis points. Management has paid down long-term borrowings at their respective maturity dates using current liquidity and continues to utilize short-term borrowings to bridge liquidity gaps. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Analysis of Net Interest Income — Years Ended December 31, 2012 and 2011

On a fully taxable equivalent basis, net interest income measured $17.7 million for 2012 and $17.1 million for 2011, generating a net interest margin of 3.58% for 2012 and 3.72% for 2011.

The decrease in interest income, on a fully taxable equivalent basis, of $88,000 was the product of a 34 basis point decrease in interest rates earned offset somewhat by a 7.4% year-over-year increase in average earning assets. The decrease in interest expense of $661,000 was a product of a 22 basis point decrease in rates paid and a 4.7% increase in interest-bearing liabilities. The net result was a 3.3% increase in net interest income on a fully taxable equivalent basis, and a 14 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $1.1 million, or 16.3%. The average invested balances in securities decreased by $3.4 million, or 1.8%, from 2011. The decrease in the average balance of investment securities was accompanied by a 51 basis point decrease in the tax equivalent yield of the portfolio. The Company continued attempting to redeploy liquidity into loans. Any reinvestment into the securities portfolio served to decrease the yield due to the current low rate environment. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans increased by $992,000, or 6.5%, for 2012 compared to 2011. A $40.0 million increase in the average balance of the loan portfolio, or 15.3%, was accompanied by a 45 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume was at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income decreased by $20,000, or 39.2%, during 2012 compared to 2011. The average balance of interest-earning deposits decreased by $2.4 million, or 18.6%. The yield for 2012 decreased by 11 basis points during 2012 compared to 2011.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits had been attributed to these bonuses. Average interest-bearing demand deposits and money market accounts increased by $9.3 million, or 12.6%, for 2012 compared to the same period of 2011, while average savings balances increased by $13.0 million, or 13.8%. Total interest paid on interest-bearing demand deposits and money market account was $151,000 at 2012, a $25,000 decrease from 2011. The average rate paid on these products decreased by 6 basis points. Total interest paid on savings accounts was $106,000 in 2012, a $35,000 decrease from the prior year. The average rate paid on savings accounts decreased by 5 basis points. The average balance of time deposit products decreased by $4.8 million, or 2.9%, as the average rate paid decreased by 29 basis points, from 1.85% to 1.56%. Interest expense decreased on time deposits by $535,000 in 2012 from 2011. Balances were reinvested at lower current rates as time deposits matured. After an extended period of declining average rates paid on deposits, the Company experienced a flattening on a linked quarter basis. The Company expected at least 50% of the shale-related deposits to leave the Bank in 2013 due to the payment of income taxes and reinvestment into other markets. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt increased by $320,000 while the average rate paid on borrowings decreased by 15 basis points. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

	(Amounts in thousands)
	2013 Compared to 2012			2012 Compared to 2011
	Volume	Rate	Total	Volume	Rate	Total
(Decrease) increase in interest income:
Interest-earning deposits and other money markets	$(1)	$—	$(1)	$(8)	$(12)	$(20)
Available-for-sale securities:
U.S. Government agencies and corporations	(167)	(49)	(216)	(328)	(134)	(462)
Obligations of states and political subdivisions	87	(191)	(104)	211	(190)	21
Mortgage-backed and related securities	29	(515)	(486)	220	(947)	(727)
Other securities	(70)	(48)	(118)	(36)	144	108
Trading securities	230	—	230	—	—	—
Loans	911	(1,185)	(274)	2,224	(1,232)	992
Total interest income change	1,019	(1,988)	(969)	2,283	(2,371)	(88)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	16	10	26	20	(45)	(25)
Savings deposits	10	(33)	(23)	18	(53)	(35)
Time deposits	(233)	(366)	(599)	(86)	(449)	(535)
Securities sold under agreements to repurchase	(1)	(1)	(2)	(1)	1	—
Other borrowings under one year	52	4	56	2	(18)	(16)
Other borrowings one year and over	(106)	(9)	(115)	33	(91)	(58)
Subordinated debt	—	(10)	(10)	—	8	8
Total interest expense change	(262)	(405)	(667)	(14)	(647)	(661)
Increase (decrease) in net interest income on a taxable equivalent basis	$1,281	$(1,583)	$(302)	$2,297	$(1,724)	$573

PROVISION, NON-INTEREST INCOME, NON-INTEREST EXPENSE AND FEDERAL INCOME TAX

During 2013, 2012 and 2011, the amount charged to operations as a provision for loan loss was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2013, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. For the year ended December 31, 2013, the provision for loan losses was $650,000, which was fairly close to net charge-offs of $711,000, which included charge-offs of $710,000 to which a specific reserve of $530,000 was allocated prior to the charge-offs. For the same period last year, the provision was $3.0 million. The large provision in 2012 was due to a charge-off related to a single borrower to which no related allowance had been previously allocated.  In the year ended 2011, the provision was $1.2 million, far exceeding net charge-offs of $639,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially-oriented focus.

The following table provides a detailed analysis of non-interest income:

	(Amounts in thousands)
	December 31,
	2013	2012	2011
Fees for customer services	$1,935	$2,041	$2,229
Mortgage banking gains	1,491	1,772	162
Other real estate losses - net	(25)	(35)	(113)
Earnings on bank-owned life insurance	477	510	496
Other non-interest income	439	188	104
Other income, excluding investment gains	4,317	4,476	2,878
Investment securities gains - net	535	14	882
Impairment losses on investment securities	(1,954)	(171)	(202)
Total non-interest income	$2,898	$4,319	$3,558

Total non-interest income, excluding investment gains and impairment losses, decreased by $159,000, or 3.6%, for 2013 compared to an increase of $1.6 million, or 55.5%, for 2012. After gains on investment securities and impairment losses, non-interest income decreased by $1.4 million, or 32.9%, in 2013 compared to an increase of $761,000, or 21.4%, in 2012.

Fees for customer services decreased by $106,000, or 5.2% in 2013, compared to a decrease of $188,000, or 8.4%, in the prior year driven by customer activities.

The wholesale mortgage unit, CSB Mortgage Company, which was formed in 2011 specifically as a result of strategic initiatives aimed at improving overall profitability, saw mortgage banking gains reach $1.5 million in 2013 versus $1.8 million in 2012 and $162,000 in 2011. As indicated in Note 8 to the Consolidated Financial Statements, the Company’s mortgage banking unit entered into various interest rate derivative contracts with the purpose of neutralizing the effect of interest rates on mortgage loan commitments. The gains and losses of all these activities are included in mortgage banking gains. Although mortgage banking gains for 2013 are equivalent to year-ago levels, the application volume driving the revenues declined substantially in 2013. The persistent rise in mortgage rates that began in May 2013 have caused the Company’s application volume to decline. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail origination was closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume. These decisions in the aggregate are expected to contribute positively to net income prospectively, conducted primarily through the Bank subsidiary.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $521,000 in 2013 from year ago levels. Consistent with the balance sheet strategy, the Company periodically reviews its investment portfolio to clean up odd-lot securities and to reduce interest rate risk.  Recent government programs, such as the Home Affordable Refinance Program (HARP), promote prepayment activities in mortgage backed securities, thus cutting short the intended investment performance.  Proactively removing the securities with higher prepayment risk allows the Company to reinvest into securities that produce consistent cash flows. The Company sold 19 of the 22 bank collateralized CDO’s in 2012 realizing a nominal net loss of $164,000. All of these securities exhibited evidence of significant deterioration in issuers’ creditworthiness. In 2011, gains of $344,000 were due to equity securities received relating to the bankruptcy settlement on General Motors Corporation bonds. Gains in 2013, 2012 and 2011 were offset by impairment losses of $2.0 million, $171,000 and $202,000, respectively, on investment securities which had been previously recognized as impaired and/or which required the Company to maintain a higher level of risk weighted assets for regulatory capital ratio purposes. As stated earlier, the $2.0 million in OTTI losses were recognized on $10.5 million of trust preferred securities, a form of collateralized debt obligations. The trust preferred securities were among those considered disallowed under the revised final Volcker Rule, which originated from the Dodd-Frank Act. The inability to hold these securities precipitated the loss recognition at December 31, 2013. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The following table provides a summary of non-interest expenses:

	(Amounts in thousands)
	December 31,
	2013	2012	2011
Salaries and benefits	$9,844	$8,706	$7,366
Net occupancy and equipment expense	1,896	1,794	1,734
State and local taxes	555	497	465
FDIC insurance expense	391	297	673
Professional fees	806	801	761
Loss on partnership	—	444	—
Other non-interest expense	3,540	2,949	2,476
Total non-interest expenses	$17,032	$15,488	$13,475

Total non-interest expenses increased by $1.5 million, or 10.0%, in 2013. This compares to an increase of $2.0 million, or 14.9%, in 2012.

During 2013, expenditures for salaries and employee benefits increased by $1.1 million, or 13.1% and in 2012 increased by $1.3 million, or 18.2%. Much of this increase is due to the additional personnel hired to operate the mortgage banking operation up to its curtailment in September 2013 and to manage the increasing lending volume generated through core bank lending operations. Also, approximately $242,000 in branch restructuring costs were incurred in 2013. Full-time equivalent employment averaged 164 in 2013 compared to 162 in 2012 and 151 in 2011. The addition of employees throughout the third and fourth quarters of 2011 and in 2012 and 2013 were related to the mortgage banking operation. Management does not expect that the rate of increase in compensation and employee benefits experienced during 2013 will continue in 2014.

Salaries and employee benefits represent 57.8% of all non-interest expenses in 2013, 56.2% in 2012 and 54.7% in 2011. The following table details components of these increases and decreases.

	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
	Amounts (in thousands)			Percentages
Salaries	$954	$1,066	$294	14.3%	19.1%	5.6%
Benefits	270	286	696	12.3	15.0	57.5
	1,224	1,352	990	13.8	18.0	15.2
Deferred loan origination fees	(86)	(12)	(13)	59.3	9.0	10.8
Total	$1,138	$1,340	$977	13.1%	18.2%	15.3%

Salary expense per employee averaged $46,000 in 2013, $41,000 in 2012 and $37,000 in 2011. Average earning assets per employee measured approximately $3 million in 2013, 2012 and 2011.

Charges for insurance premiums paid to the FDIC increased by $94,000 in 2013 compared to a decrease in 2012 of $376,000. Deposits are insured by the FDIC up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The change in the basis used to calculate the assessment contributed in part to the decrease in expense in 2012. The assessment base changed to an asset-based calculation effective for the second quarter of 2011. Concurrently with the effects of the change in assessment base, the Company was also subject to higher insurance premiums in 2011 due to its informal agreement with regulatory agencies. As a result of its fulfillment of the terms of the agreement, FDIC insurance expense declined by 55.9% in 2012. The Company anticipates its FDIC insurance expense will remain consistent in 2014.

Pursuant to a final rule adopted by the FDIC in November 2009, the Bank was required to prepay its estimated quarterly risk-based assessments to the FDIC for the fourth quarter 2009 and for all of 2010, 2011 and 2012. The Bank prepaid the amount of $3.0 million in December 2009 and had a remaining balance of $1.2 million at December 31, 2012. The prepaid assessment amounts are included in other assets on the Consolidated Balance Sheets of the Company in 2012. The Bank was assessed quarterly premiums by the FDIC, and such assessments were charged against the prepaid asset until such time as the prepaid asset was fully expensed. In June 2013, the excess balance of $1.1 million was refunded, at which point the Bank resumed paying premiums to the FDIC.

Included in non-interest expenses for the year ended December 31, 2012 is the one-time investment of $444,000 in a Historic Tax Credit partnership which generated $634,000 in tax credits for 2012. The Company recorded no tax credit activity in 2013 but expects modest recognition in 2014 and beyond. All other categories of non-interest expenses increased $756,000, or 12.5%, in 2013 compared to $605,000, or 11.1%, in 2012. These expense categories are subject to fluctuation due to non-recurring items. The majority of these increases relate to the expenses incurred by the mortgage banking operation in the form of professional fees, third-party consulting fees and compliance-related costs and $229,000 of costs to exit the wholesale mortgage banking channel and reducing mortgage operations late in the third quarter of 2013. Also, $164,000 in costs were incurred in the closing of the Middlefield branch in late 2013.

Income before federal income tax expense amounted to $1.9 million for 2013 compared to $2.8 million and $5.3 million for 2012 and 2011, respectively. The effective tax rate was 4.70% in 2013, (5.74)% in 2012 and 22.66% in 2011, resulting in income tax expense of $88,000 in 2013 and $1.2 million in 2011 and an income tax benefit of $158,000 in 2012. The historic tax credit contributed to the lower effective tax rate in 2012.

	December 31,
	2013	2012	2011
Provision at statutory rate	34.00%	34.00%	34.00%
(Deduct) add tax effects of:
Earnings on bank-owned life insurance-net	(5.90)	(4.68)	(2.49)
Non-taxable interest income	(26.96)	(18.57)	(9.82)
Historical tax credit	—	(17.53)	—
Non-deductible expenses	3.56	1.04	0.97
Federal income tax effective rate	4.70%	(5.74)%	22.66%

Net income registered $1.8 million in 2013, $2.9 million in 2012 and $4.1 million in 2011, representing per share amounts of $0.39 in 2013, $0.64 in 2012 and $0.90 in 2011. Cash dividends of $0.12 per share were paid to shareholders of record in 2013. A cash dividend of $0.03 per share was paid in 2012. There were no cash dividends in 2011.

The following table shows unaudited financial results by quarter:

	(Amounts in thousands)
	For the 2013 quarter ended:				For the 2012 quarter ended:
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income.	$5,129	$4,948	$4,938	$5,045	$5,347	$5,136	$5,227	$5,305
Interest expense	792	843	858	911	968	1,012	1,027	1,064
Net interest income	4,337	4,105	4,080	4,134	4,379	4,124	4,200	4,241
Loan loss provision	150	150	150	200	2,120	300	330	270
Net security (losses) gains	(3)	386	152	—	(46)	25	28	7
Impairment losses, net	(1,954)	—	—	—	—	—	—	(171)
Mortgage banking gains	56	109	638	688	335	1,017	266	154
Other real estate (losses) gains	—	(38)	13	—	(50)	13	2	—
Other non-interest income	794	826	613	618	645	657	732	705
Other non-interest expenses	4,005	4,509	4,343	4,175	4,082	3,848	3,694	3,864
(Loss) income before tax	(925)	729	1,003	1,065	(939)	1,688	1,204	802
Federal income tax (benefit) expense	(463)	112	204	235	(475)	422	252	(357)
Net (loss) income	$(462)	$617	$799	$830	$(464)	$1,266	$952	$1,159
Net (loss) income per share	$(0.11)	$0.14	$0.18	$0.18	$(0.11)	$0.28	$0.21	$0.26
Net interest income (fully tax-equivalent basis)	$4,540	$4,299	$4,262	$4,294	$4,556	$4,321	$4,394	$4,426
Net interest rate spread	3.45%	3.23%	3.16%	3.09%	3.24%	3.31%	3.45%	3.49%
Net interest margin	3.63%	3.42%	3.34%	3.27%	3.44%	3.51%	3.66%	3.70%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, with the judgment of management, is necessary to reserve for estimated loan losses on risks inherent in the loan portfolio. Accordingly, the methodology to establish the amount of the allowance is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs.

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

A general valuation allowance is established for pools of homogeneous loans based upon the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans in the pool. Specific qualitative factors considered by management include trends in volume or terms, changes in lending policy levels and trends in charge-offs, classification and non-accrual loans, concentrations of credit and local and national economic factors. The Company’s pools of similar loans include similarly risk-graded groups of commercial loans, commercial real estate loans, residential real estate loans, home equity loans and other consumer loans. Additional factors are used on pools of loans considered special mention; specifically, levels and trends in classification, declining trends in financial performance, structure and lack of performance measures and migration from special mention to substandard. For loans graded as substandard, a separate historical loss rate is calculated as a percent of charge-offs net of recoveries to the balance of substandard loans, which results in a higher historical loss factor. This is also adjusted for the qualitative factors discussed previously.

Loans identified as losses by management, internal loan review and/or bank examiners are charged off. Furthermore, consumer loan accounts are charged off in accordance with regulatory requirements.

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheets within other liabilities, while the corresponding provision for these losses is recorded as a component of other non-interest expenses. At both December 31, 2013 and 2012, this allowance was $84,000. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

	(Amounts in thousands)
	December 31,
	2013	2012	2011	2010	2009
Balance at beginning of year	$3,825	$3,058	$2,501	$2,437	$2,470
Loan losses:
Commercial	(1)	(1,937)	—	(1)	(5)
Commercial real estate	(782)	(36)	(211)	(204)	(233)
Residential real estate	(81)	(231)	(362)	(229)	(87)
Consumer - home equity	(12)	(59)	(91)	(14)	(97)
Consumer - other	(146)	(152)	(168)	(168)	(198)
Total	(1,022)	(2,415)	(832)	(616)	(620)
Recoveries on previous loan losses:
Commercial	167	9	3	—	4
Commercial real estate	11	37	118	58	55
Residential real estate	26	46	6	18	1
Consumer – home equity	18	13	6	3	—
Consumer – other	89	57	60	96	100
Total	311	162	193	175	160
Net loan losses	(711)	(2,253)	(639)	(441)	(460)
Provision charged to operations	650	3,020	1,196	505	427
Balance at end of year	$3,764	$3,825	$3,058	$2,501	$2,437
Ratio of net loan losses to average total loans outstanding	0.23%	0.78%	0.24%	0.19%	0.19%
Ratio of loan loss allowance to total loans	1.09%	1.21%	1.06%	0.94%	0.98%

The $782,000 commercial real estate charge-off in 2013 contains $710,000 in charge-offs to a single borrower which had $530,000 in a related specific allowance prior to the charge-off. The $1.9 million commercial loan charge-off in 2012 related to a single borrower to which no related allowance had been previously allocated.

The following is an allocation of the year end allowance for loan losses. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of:

	(Amounts in thousands)
	December 31,
	2013	2012	2011	2010	2009
Commercial	$593	$639	$565	$249	$209
Commercial real estate	2,638	2,616	1,803	1,611	1,666
Residential real estate	356	343	470	418	315
Consumer – home equity	88	123	128	111	71
Consumer – other	89	104	92	112	176
Total	$3,764	$3,825	$3,058	$2,501	$2,437

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

LOAN PORTFOLIO

The following table represents the composition of the loan portfolio as of:

	(Amounts in thousands)
	December 31,
	2013		2012		2011		2010		2009
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$73,643	21.2	$62,312	19.6	$60,233	20.8	$42,349	16.0	$38,498	15.5
Commercial real estate	206,744	59.6	193,417	61.1	160,319	55.5	146,389	55.2	126,507	51.0
Residential real estate	42,288	12.2	39,091	12.3	45,780	15.8	52,262	19.7	60,904	24.5
Consumer – home equity	19,510	5.6	17,910	5.6	16,916	5.9	16,963	6.4	14,569	5.9
Consumer – other	4,648	1.4	4,552	1.4	5,848	2.0	7,216	2.7	7,770	3.1
Total loans	$346,833		$317,282		$289,096		$265,179		$248,248

The following schedule sets forth maturities based on remaining scheduled repayments of principal or next re-pricing opportunity for loans (excluding residential real estate, consumer- home equity and consumer-other) as of:

	(Amounts in thousands)
	December 31, 2013
	1 Year or Less	Over 1 Year to 5 Years	Over 5 Years	Total
Commercial	$49,084	$12,464	$12,095	$73,643
Commercial real estate	51,498	115,265	39,981	206,744
Total	$100,582	$127,729	$52,076	$280,387

The following schedule sets forth loans based on next re-pricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Residential real estate, consumer - home equity and consumer – other loans have again been excluded.

	(Amounts in thousands)
	December 31, 2013
	1 Year or Less	Over 1 Year	Total
Floating or adjustable rates of interest	$98,127	$133,462	$231,589
Fixed rates of interest	2,455	46,343	48,798
Total	$100,582	$179,805	$280,387

The Company recorded an increase of $29.6 million in the loan portfolio from the level of $317.3 million recorded at December 31, 2012. Gross loans as a percentage of earning assets stood at 66.7% as of December 31, 2013 and 59.2% at December 31, 2012. The loan-to-deposit ratio at December 31, 2013 was 77.3% as compared to 66.5% at December 31, 2012. Despite the slow economic recovery in the region, the Bank posted year-over-year growth in total loans of 9.3%. As the balance sheet is adequately structured to accommodate additional loan growth, management remains committed to fulfilling the credit needs of creditworthy customers. The year-end increase in total loans is also partially attributed to short-term, 60-day loans closed in 2013 for $27.6 million, compared to $20.7 million in 2012. At December 31, 2013 the loan loss allowance of $3.8 million represented approximately 1.1% of outstanding loans, and at December 31, 2012, the loan loss allowance of $3.8 million represented approximately 1.2% of outstanding loans.

The portion of the loan portfolio represented by commercial loans (including commercial real estate) remained about the same from 80.6% in 2012 to 80.8% in 2013. Consumer loans (including home equity loans) were approximately 7.0% of the loan portfolio in 2012 and 2013 as the Bank remains challenged in growing these portfolios with consumers deleveraging their household since the economic downturn of 2008-2009. Between 2012 and 2013, the balance of residential real estate loans also remained consistent from 12.3% to 12.2% of the loan portfolio as borrowers continue to look to qualify for the secondary market in order to take advantage of historically low interest rates while management previously elected not to portfolio historically low yields. Although both residential real estate and consumer loans remained level as a percentage of the total portfolio, the Bank reported increases in those portfolios from the prior year of 7.6% and 8.2%, respectively, reversing the three year trend of declining balances. The growth is attributed to retail banking initiatives commenced at the end of the fiscal year 2012.

The following table offers a comparison of loan composition for the time period 2009 to 2013:

Commercial, commercial real estate and residential real estate loans continue to comprise the largest share of the Company’s loan portfolio. At the end of 2013, commercial, commercial real estate and residential real estate loans comprised a combined 93.0% of the portfolio compared to 91.0% at December 31, 2009. The portfolio at December 31, 2013 also included home equity loans at 5.6% and consumer installment loans at 1.4%. These percentages compare to home equity loans at 5.9% and consumer installment loans at 3.1% on December 31, 2009.

The balance of the commercial loan portfolio, which includes commercial mortgages, is $280.4 million at December 31, 2013, an increase of $24.7 million from the balance of $255.7 million recorded at December 31, 2012 and represents a 9.7% growth. Short-term, asset-based commercial loans, including lines of credit, increased during the year. Commercial real estate (CRE) loans reflected the largest component growth from the prior period of $13.3 million, or 6.9%, which substantially represents investment real estate supported by third-party rents and leases. At December 31, 2013, the total commercial real estate portfolio consisted of 39.2% in owner occupied real estate and 60.8% in non-owner occupied real estate. The increase in CRE loans was a direct result of management taking strategic advantage of competitive market conditions and the Bank’s considerable liquidity position. The CRE portfolio was also enhanced by lending into the Skilled Nursing and Personal Health Care industries. In 2006, the federal banking regulatory agencies published interagency guidance on CRE Concentration Risk Management stating that if total commercial real estate concentration exceeded 300% of a bank’s total capital (or if the CRE portfolio increased by over 50% in the preceding 3 years), the portfolio may represent significant concentration risk and additional monitoring may be required. The Bank’s overall CRE concentration as of December 31, 2013 was $206.7 million, which is 352% of total unimpaired or risk-based capital. Management believes that its current level of credit review and portfolio monitoring adequately assures that the Bank is mitigating CRE concentration levels. In a strategic effort to diversify, the Bank continues to develop its commercial and industrial portfolio and, as such, the December 31, 2013 balance of $73.6 million represents 26.3% of the total commercial portfolio, which reflected a 1.9% increase from the period December 31, 2012 to December 31, 2013. The continued focus on owner and non-owner occupied commercial real estate relationships along with commercial and industrial relationships also assisted a year-over-year growth in non-maturing commercial deposits of 9.9% from the period ended December 2012 to December 2013.

Loan personnel will continue to aggressively pursue both commercial and small business opportunities supported by product incentives and marketing efforts. When necessary, management will continue to offer competitive fixed-rate commercial real estate products to qualifying customers in an effort to establish new business relationships, retain existing relationships, and capture additional market share. The Bank’s lending function continues to provide business services to a wide array of medium and small businesses, including but not limited to, commercial and industrial accounts such as health care facilities, grocery stores, manufacturers, trucking companies, physicians and medical groups, service contractors, restaurants, hospitality industry companies, retailers, wholesalers, educational institutions and other political subdivisions as well as commercial and residential real estate builders.

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

	(Amounts in thousands)
	December 31,
	2013		2012		2011
	Balances	% of Portfolio	Balances	% of Portfolio	Balances	% of Portfolio
Non-residential building/apartment building	$51,396	18.33	$39,990	15.64	$26,724	12.12
Skilled nursing	30,589	10.91	24,573	9.61	20,356	9.23
Hotels/motels	24,745	8.83	18,999	7.43	17,247	7.82
Eating establishments	17,583	6.27	17,391	6.80	15,805	7.17
Nursing and personal care	13,226	4.72	14,803	5.79	14,433	6.54

The most substantial increase in concentrations comes from non-residential building/apartment building, which was significantly enhanced in late 2011, 2012 and 2013. The single largest customer relationship had an aggregate balance at year end 2013 of $18.1 million compared to $12.3 million in 2012. This balance represented approximately 4.8% of the total commercial and CRE portfolio in both 2013 and 2012. It is important to note that within this relationship, there is a 60-day note for $17.0 million in 2013 and $12.0 million in 2012, which are fully secured by segregated deposit accounts with the Bank.

The Bank continues to be active in home equity financing. Home equity term loans and credit lines (HELOCs) remain popular with consumers wishing to finance home improvement costs, education expenses, vacations and consumer goods purchased at favorable interest rates.

In order to improve customer retention and provide better overall balance, management will continue to evaluate and reposition the Company’s portfolio product offerings during 2014.

In the consumer lending area, the Company provides financing for a variety of consumer purchases, such as: fixed-rate amortizing mortgage products that consumers utilize for home improvements; the purchase of consumer goods of all types; and education, travel and other personal expenditures. The consolidation of credit card balances and other existing debt into term payouts continues to remain a popular financing option among consumers.

Additional information regarding the loan portfolio can be found in Item 8, Notes 1, 3, 8, 11 and 14 to the Consolidated Financial Statements.

MORTGAGE BANKING

In late 2011, the Company implemented a wholesale mortgage operation serviced through CSB. During 2013 and 2012, management capitalized on the expertise of CSB’s newly hired personnel to substantially increase loans sold on the secondary market. In 2013, originations, primarily wholesale, totaled $249.7 million while sales were $273.8 million, leaving a year-end loans-held-for-sale balance of $656,000. In 2012, originations, primarily wholesale, totaled $244.1 million while sales were $220.3 million, leaving a year-end loans-held-for-sale balance of $24.8 million. In 2011, originations, primarily retail, were $5.4 million; loans sold were $4.6 million; and loans held for sale were $947,000. Resulting mortgage banking gains for 2013, 2012 and 2011 were $1.5 million, $1.8 million and $162,000, respectively. In addition to ramping up operations through the association with brokers, the historically low interest rate environment stimulated the refinance volume throughout 2012. Although mortgage banking gains are equivalent to year-ago levels, the application volume driving the revenues has declined substantially over past months. The persistent rise in mortgage rates that began in May 2013 have caused the Company’s application volume to decline from $82.9 million and $94.2 million for the first and second quarters of 2013 to $42.7 million in the third quarter of 2013, compared to $123.9 million for the same quarter of 2012. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail origination was closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume. These decisions in the aggregate are expected to contribute positively to net income prospectively, conducted primarily through the Bank’s subsidiary.

Currently, the Company is not retaining the servicing on loans sold. Although the Company’s primary strategy is to sell long-term residential mortgages, loans are occasionally retained in the portfolio when requested by a customer or to enhance account relationships, and tend to be variable rate or shorter term. The mix of portfolio retained to those sold to investors will vary from year to year. The Company has shifted to a more retail based volume versus the wholesale channel.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry, such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of December 31, 2013 and 2012, the Company had reserves for mortgage loans sold of $681,400 and $430,200, respectively. For the twelve months ended December 31, 2013 and 2012, the Company recorded $251,100 and $411,500, respectively, in provision expense related to potential repurchase and warranties exposure. For the years ended December 31, 2013 and 2012, the Company did not repurchase any mortgage loans sold.

INVESTMENT SECURITIES

Investment securities are segregated into three separate portfolios: available-for-sale, held-to-maturity and trading. Each portfolio type has its own method of accounting. The Company currently does not maintain a held-to-maturity portfolio.

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

Trading securities are an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. Management has purchased these securities principally for the purpose of selling them in the near term. Trading securities are carried at fair value with valuation adjustments included in other non-interest income.

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

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The OTTI is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be an OTTI, the credit-related OTTI is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss).

The following table shows the fair value of available-for-sale securities by type of obligation at:

	(Amounts in thousands)
	December 31,
	2013	2012	2011
U.S. Treasury and U.S. Government agencies and corporations	$9,059	$8,188	$20,675
Obligations of states and political subdivisions	43,535	42,316	39,019
U.S. Government mortgage-backed securities	95,107	123,481	113,283
Private-label mortgage-backed securities	—	—	381
Trust preferred securities	10,136	7,612	9,145
General Motors equity investments	—	—	364
Regulatory stock	3,049	3,049	3,049
Total fair value of available-for-sale securities	$160,886	$184,646	$185,916

Impairment Analysis of Investment Securities

Item 8, Note 2 in the Notes to the Consolidated Financial Statements contains the accounting and disclosures for securities impairment.

Fair Value

The Company owns 12 trust preferred securities totaling $14.4 million (par value) issued by banks, thrifts, insurance companies and real estate investment trusts. The market for these securities at December 31, 2013 is not active and markets for similar securities are also not active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2013. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective discount rates on an overall basis generally range from 6.61% to 15.71% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.71 per $1.00 of par value is representative of the fair value of the 12 trust preferred securities.

The Company considered all information available as of December 31, 2013 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2014 or later. In February 2014, the Company completed the sale of all nine of the disallowed investments along with one other permissible holding. Proceeds of the $10.2 million were received on an amortized cost of $10.0 million resulting in a pre-tax gain of approximately $200,000.

A summary of securities held at December 31, 2013, classified according to the earlier of next re-pricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed-rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	December 31, 2013
	Fair Value	Weighted Average Yield (1)
U.S. Government agencies and corporations:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	1,109	1.490
Maturing or repricing after five years but within ten years	7,950	2.420
Maturing or repricing after ten years	—	—
Total U.S. Government agencies and corporations	$9,059	2.310%
Obligations of states and political subdivisions:
Maturing or repricing within one year	$1,210	4.910%
Maturing or repricing after one year but within five years	1,917	3.530
Maturing or repricing after five years but within ten years	6,710	5.180
Maturing or repricing after ten years	33,698	4.590
Total obligations of states and political subdivisions	$43,535	4.650%
U.S. Government mortgage-backed and related securities:
Maturing or repricing within one year	$1,212	1.480%
Maturing or repricing after one year but within five years	22,892	1.570
Maturing or repricing after five years but within ten years	3,686	2.320
Maturing or repricing after ten years	67,317	2.240
Total U.S. Government mortgage-backed and related securities	$95,107	2.070%
Other securities (2):
Maturing or repricing within one year	$10,136	2.160%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	3,049	—
Total other securities	$13,185	1.660%
(1)

The weighted-average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted-average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amount of adjustment to interest, which is based on the statutory tax rate of 34%, was $622,000.

(2)	Regulatory stock is included in the amount maturing or repricing after ten years.

As of December 31, 2013, there were $3.8 million in callable U.S. Government agency securities and $6.0 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, are likely to be called within the one-year time horizon. These securities are categorized according to their contractual maturities, with $1.1 million classified as maturing or repricing within one year, $1.8 million classified as maturing after one year but within five years, $6.9 classified as maturing after five years but within ten years and none classified as maturing after 10 years.

As of December 31, 2013, there were $2.9 million in callable U.S. Government agency securities, $20.3 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $300,000 maturing after one year but within five years, $5.5 million maturing after five years but within ten years and $17.4 million maturing after 10 years.

As of December 31, 2013, the carrying value of all investment securities totaled $160.9 million, a decrease of $23.8 million, or 12.9%, from the prior year. The Bank’s management elected to reallocate the majority of the proceeds from called and paid-down securities that were realized during the twelve months ended December 31, 2013. Additionally, by utilizing the available liquidity, the Bank was able to pay off FHLB advances and fund commercial loans. The investment portfolio represents 35.9% of each deposit dollar, down from 38.7% at the prior year end. The allocation between single maturity investment securities and mortgage-backed securities shifted to a 49/51 split versus the 33/67 division of the previous year.

Holdings of U.S. Government-sponsored collateralized mortgage obligations showed a decrease of $14.1 million, or 45.1%. The decrease was due to $8.3 million of principal paydowns and $5.1 million in sales.

Holdings of U.S. Government-sponsored mortgage-backed securities decreased by $14.3 million, or 15.5%. The decrease was the result of principal paydowns of $22.5 million and sales of $21.4 million, offset by $34.1 million in purchases.

Holdings of other securities remained relatively unchanged during the year.

The mix of mortgage-backed securities remained weighted in favor of fixed-rate securities in 2013, and accordingly, the portion of the mortgage-backed portfolio allocated to fixed-rate securities increased slightly from 88.0% to 88.4% in the current year. Floating rate and adjustable-rate mortgage-backed securities provide some degree of protection against rising interest rates, while fixed-rate securities perform better in periods of stable-to-slightly-declining interest rates. Included in the mortgage-backed securities portfolio are investments in collateralized mortgage obligations, which totaled $17.1 million and $31.1 million at December 31, 2013 and 2012, respectively. There were $5.1 million in collateralized mortgage obligations sold in 2013 and $4.8 million in collateralized mortgage obligations sold in 2012.

At December 31, 2013, a net unrealized loss of $2.9 million, net of tax, was included in shareholders’ equity as a component of other comprehensive loss, as compared to a net unrealized loss of $1.7 million, net of tax, as of December 31, 2012. Lower interest rates generally translate into more favorable market prices for debt securities; conversely, rising interest rates generally result in depreciation in the market value of debt securities. As the trust preferred securities are in an illiquid market, their valuation is established by a discounted cash flow model, and the losses therein are the primary determinant of the overall loss position.

The Company has $10.1 million in investments considered to be structured notes as of December 31, 2013, an increase of $2.5 million, or 32.9% from one year ago. The increase consisted entirely of market valuation of existing securities, as no additional structured notes were purchased. The Company has no investments in other derivative products.

Additional information regarding investment securities can be found in Item 8, Notes 1 and 2 to the Consolidated Financial Statements.

DEPOSITS

The Company’s deposits are derived from the individuals and businesses located in its primary market area. Total deposits at year-end exhibited a decrease of 5.9% to $448.7 million at December 31, 2013, as compared to $476.9 million at December 31, 2012. Much of the decrease is attributed to our customers’ ultimate investment of, and payment of taxes on, the shale bonus funds paid to them and deposited during the second half of 2012.

The Company’s deposit base consists of demand deposits, savings, money market and time deposit accounts. Average noninterest-bearing deposits increased 10.6% during 2013, while average interest-bearing deposits increased by 0.9%.

During 2013, noninterest-bearing deposits averaged $85.8 million or 19.7%, of total average deposits, compared to $77.5 million or 18.3% of total deposits in 2012. Core deposits, defined as deposits less certificates of deposit greater than $100,000, averaged $371.2 million for the year ended December 31, 2013, an increase of $18.2 million from the average level in 2012. During 2012, core deposits had averaged $353.0 million, an increase of $27.6 million from the preceding year.

Historically, the deposit base of the Company has been characterized by a significant aggregate amount of core deposits. Core deposits represent 85.2% of average total deposits in 2013, compared to 83.2% in 2012. Non-core deposits consist of Jumbo CDs, which are certificates of deposit in the amount of $100,000 or more.

The Company’s portfolio of certificates of deposit is sourced primarily from customers in the Bank’s immediate market area and includes an insignificant amount of brokered deposits.

Noninterest-bearing and interest-bearing checking accounts now comprise 27.7% of total deposits compared to 21.8% five years ago. The following graph depicts how the deposit mix has shifted during this five-year time frame.

Additional information regarding interest-bearing deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements.

OTHER ASSETS AND OTHER LIABILITIES

Premises and equipment totaled $6.7 million at December 31, 2013, an increase of $100,000 from $6.6 million at December 31, 2012. Bank-owned life insurance had a cash surrender value of $15.1 million at December 31, 2013 and $14.0 million at December 31, 2012. The Company purchased $714,000 in bank-owned life insurance in 2013 and $694,000 in 2012 as part of its funding of executive post-retirement benefits. Other assets decreased to $10.9 million at December 31, 2013 from $11.2 million at December 31, 2012. Included in other assets in 2012 is a prepaid assessment paid to the FDIC in December of 2009. This prepayment was the estimate, based on projected assessment rates and assessment base, made by the FDIC of premiums due until December 31, 2012. On June 30, 2013, the unused portion of $1.1 million was returned to the Company. The balance was $1.2 million at December 31, 2012 and $1.5 million at December 31, 2011. Other real estate decreased to $33,000 at December 31, 2013 compared to $145,000 at December 31, 2012. Net deferred tax assets measured $5.5 million at December 31, 2013 compared to $5.0 million at December 31, 2012. Federal income tax receivable of $1.0 million and $1.7 million was recorded for the years ended December 31, 2013 and 2012, respectively.

In 2013, a $1.9 million investment in a partnership fund is included in other assets with an offsetting $1.8 million in other liabilities, which is the commitment to fund this affordable housing investment. The valuation gain related to the mortgage banking derivatives was $17,000 at December 31, 2013 and $531,000 at December 31, 2012.

Other liabilities measured $7.2 million at December 31, 2013 and $4.7 million at December 31, 2012. The increase at December 31, 2013 is due to a $1.9 million commitment to fund the affordable housing partnership fund previously described. Other major components are accrued interest on deposits and borrowings which measured $290,000 and $359,000 in 2013 and 2012. Accrued expenses measured $3.4 million at December 31, 2013 and $2.7 million at December 31, 2012. Post-retirement benefits is the largest accrued expense item, which measured $1.9 million at December 31, 2013 and $1.7 million at December 31, 2012.

ASSET-LIABILITY MANAGEMENT

The Company’s executive management and Board of Directors routinely review the Company’s balance sheet structure for stability, liquidity and capital adequacy. The Company has defined a set of key control parameters which provide various measures of the Company’s exposure to changes in interest rates. The Company’s asset-liability management goal is to produce a net interest margin that is relatively stable despite interest rate volatility, while maintaining an acceptable level of earnings. Net interest income is the difference between total interest earned on a fully taxable equivalent basis and total interest expensed. The net interest margin ratio expresses this difference as a percentage of average earning assets. In the past five years, the net interest margin has averaged 3.50% ranging between 3.19% and 3.72% as depicted in the following graph.

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

During 2013, the effective maturities of earning assets tended to shorten as rates in the credit markets remained extremely low. Federal Reserve policy makers kept the short-term rates in the range of 0.00% to 0.25% during all of 2013 in an attempt to ease strains in the financial market, stimulate spending and help improve the recovery. With rates low during the year, prepayments on loans and mortgage-backed securities remained high, causing the effective maturities of existing earning assets to shorten during 2013. During the year, management invested the excess funds, with an allocation towards municipal bonds and mortgage-backed securities.

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

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. The objective of liquidity management is to ensure the Company has the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The Company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage of capital markets funding sources and address unexpected liquidity requirements.

Principal sources of liquidity available to the Company include assets considered relatively liquid, such as interest-bearing deposits in other banks, federal funds sold, and cash and due from banks, as well as cash flows from maturities and repayments of loans, investment securities and mortgage-backed securities.

Principal repayments on mortgage-backed securities along with investment securities maturing or called amounted to $39.2 million during 2013, representing 24.4% of the total combined portfolio, compared to $50.0 million, or 27.1%, of the portfolio a year ago.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At December 31, 2013, the Bank did not have any deposits in the CDARS® program, but had $3.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits are matched with funds from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At December 31, 2013, the Bank had approximately $7.4 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $3.6 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $26.7 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At December 31, 2013 and 2012, there was $3.0 million and $3.2 million, respectively, in outstanding balances in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of December 31, 2013. Unpledged securities of $39.2 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from the Bank. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends in 2014 is $4.3 million plus 2014 profits retained up to the date of the dividend declaration. Future dividend payments by the Bank to the Company are based upon future earnings. The Company had cash of $4.1 million at December 31, 2013 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, to pay dividends to common shareholders and to fund operating expenses.

In May 2012, the Bank closed its North Bloomfield branch in an effort to consolidate it with the Bristol branch approximately five miles away. Any loss of deposits or customers did not have a material effect on liquidity or consolidated deposit totals. In November 2013, the Bank closed its Middlefield branch due to its nominal asset size. In addition, total deposits at the Middlefield branch were less than 1% of total Bank deposits. The Bristol and Mantua branches are less than twenty miles away. Any loss of deposits or customers has not had a material effect on liquidity or consolidated deposit totals.

Cash and cash equivalents decreased from $27.6 million in 2012 to $12.4 million in 2013. The following table details the cash flows from operating activities for the years ended 2013, 2012 and 2011.

	(Amounts in thousands)
	December 31,
	2013	2012	2011
Net income	$1,784	$2,913	$4,072
Adjustments to reconcile net income to net cash flow (deficit) from operating activities:
Depreciation, amortization and accretion	3,221	3,060	2,411
Provision for loan losses	650	3,020	1,196
Investment securities gains	(535)	(14)	(882)
Impairment losses on investment securities	1,954	171	202
Other real estate losses	25	35	113
Originations of mortgage banking loans held for sale	(249,714)	(244,112)	(5,410)
Proceeds from the sale of mortgage banking loans	275,305	222,075	4,887
Net mortgage banking income	(1,491)	(1,772)	(162)
Increase in trading account	(7,247)	—	—
Proceeds from IRS refund	933	—	1,400
Changes in:
Deferred tax expense (benefit)	96	973	(61)
Prepaid FDIC assessment	1,187	272	647
Bank-owned life insurance	(477)	(510)	(496)
Federal income tax receivable	667	(1,719)	—
Other assets and liabilities	542	697	339
Net cash flow (deficit) from operating activities	$26,900	$(14,911)	$8,256

Key variations stem from: 1) Provision for loan losses decreased by $2.4 million in 2013 from 2012.  $1.9 million of the provision in 2012 related to the charge-off of a single credit. 2) Gains were recognized on the sale, call or maturity of investments of $535,000 compared to $14,000 in the same period of 2012 due in part to odd-lot security sales. 3) Impairment losses of $171,000 were recognized in 2012 with $1,954,000 being recognized in 2013.  The losses in 2013 were due to regulatory changes mandated by the Volcker Rule. 6) In 2013, a refund of $933,000 was received from the IRS with a resulting decrease in federal income tax receivable. 5) Loans held for sale decreased by $24.1 million in 2013 compared to an increase of $23.8 million in 2012 due to the impact of interest rates on activity of mortgage banking and the exit from wholesale operations in September 2013. 6) Included in the $1.2 million change in the FDIC assessment is a refund of $1.1 million. 4) A purchase of trading securities was made in 2013 for $7.0 million. Refer to the Consolidated Statements of Cash Flows in item 8 for a summary of the sources and uses of cash for 2013, 2012 and 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Corporation has various obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced Item 8, Notes to the Consolidated Financial Statements.

		(Amounts in thousands)
		December 31, 2013
		Payments Due in:
	See Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Non-interest bearing deposits		$89,905	$—	$—	$—	$89,905
Interest bearing deposits(a)	5	226,803	—	—	—	226,803
Average rate (b)		0.12%				0.12%
Certificates of deposit (a)	5	73,739	24,134	7,684	26,404	131,961
Average rate (b)		0.50%	1.35%	2.43%	2.75%	1.22%
Federal funds purchased and security repurchase agreements (a)	6	3,804	—	—	—	3,804
Average rate (b)		0.60%				0.60%
FHLB advances (a)	6	20,600	6,000	16,000	—	42,600
Average rate (b)		1.50%	3.31%	4.12%	—%	2.74%
Subordinated debt	7	—	—	—	5,155	5,155
Average rate (b)					1.69%	1.69%
Operating leases	8	185	278	195	44	702
(a)	Excludes present and future accrued interest.
(b)	Variable-rate obligations reflect interest rates in effect at December 31, 2013.

The Company’s operating lease obligations represent short- and long-term lease and rental payments for the Bank’s branch facilities.

The Company also has obligations under its supplemental retirement plans as described in Item 8, Note 9 to the Consolidated Financial Statements. The postretirement benefit payments represent actuarially-determined future benefit payments to eligible plan participants. The Corporation does not have any commitments or obligations to the defined contribution retirement plan (401(k) plan) at December 31, 2013 due to the funded status of the plan. Additional information regarding benefit plans can be found in Item 8, Note 9 to the Consolidated Financial Statements.

Off-balance sheet arrangements/commitments: The following table details the amounts and expected maturities of significant off-balance sheet commitments. Additional information regarding commitments can be found in Item 8, Note 8 to the Consolidated Financial Statements.

	(Amounts in thousands)
	December 31, 2013
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial (including commercial real estate)	$19,091	$4,927	$2,687	$19,339	$46,044
Residential real estate	—	—	—	4,227	4,227
Revolving home equity	15,434	—	—	—	15,434
Overdraft protection	9,678	—	—	—	9,678
Other	712	—	—	—	712
Standby letters of credit	607	63	—	—	670
Mortgage banking derivative commitments:
Interest rate lock commitments	$1,297	$—	$—	$—	$1,297
Forward contracts for the future delivery of mortgage loans	1,953	—	—	—	1,953

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

As a result of the decline in the value of the Bank’s trust preferred securities, the regulatory capital levels of the Bank are lower than otherwise would be. As a result of investment downgrades by the rating agencies, all of the 12 trust preferred securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increases the Bank’s risk-weighted assets for these securities to $45.7 million, well above the $11.9 million in amortized cost of these securities as of December 31, 2013, thereby significantly diluting the risk-based capital ratios by approximately 1.26% for December 31, 2013 compared to 1.58% for December 31, 2012.

Regardless of the trust preferred securities risk weighting, the Company met all capital adequacy requirements to which it was subject as of December 31, 2013 and December 31, 2012, as supported by the data in the following table. As of those dates, the Company met the capital requirements to be deemed “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio requirements to be:
	December 31, 2013	December 31, 2012	Well Capitalized	Adequately Capitalized
Total risk-based capital to risk-weighted assets	14.19%	14.10%	10.00%	8.00%
Tier I capital to risk-weighted assets	13.26%	13.15%	6.00%	4.00%
Tier I capital to average assets	10.35%	9.63%	5.00%	4.00%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non- traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at December 31, 2013 and December 31, 2012. Management considers these excesses to be adequate with regard to the risks inherent in the balance sheet.

	(Amounts in thousands)
	December 31,
	2013	2012
Tier 1 Capital	$54,927	$53,996
Tier 2 Capital	3,847	3,909
QUALIFYING CAPITAL	$58,774	$57,905
Risk-Adjusted Total Assets (*)	$414,230	$410,773
Tier 1 Risk- Based Capital Excess	$30,073	$29,350
Total Risk- Based Capital Excess	17,351	16,828
Total Leverage Capital Excess	27,883	25,966
(*)	Includes off-balance sheet exposures

Total assets for leverage capital purposes is calculated as average assets less disallowed deferred tax assets and the net unrealized market value adjustment of investment securities available-for-sale, which averaged $530.9 million and $560.6 million for the quarters ended December 31, 2013 and December 31, 2012, respectively.

Regulations require that investments designated as available-for-sale are marked-to-market with corresponding entries to the deferred tax account and shareholders’ equity. Regulatory agencies, however, exclude these adjustments in computing risk-based capital, as their inclusion would tend to increase the volatility of this important measure of capital adequacy.

In early September 2013, the regulatory bodies substantially revised the capital requirements for all banks, varying with the size of the institution. The new requirements are to be phased in over four years beginning in 2015. The Company is awaiting further clarification and interpretation of the rules before it can assess the future effect on capital.

Additional information regarding regulatory matters can be found in Item 8, Note 13 to the Consolidated Financial Statements.

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

Run-off rate assumptions for loans are based on the consensus speeds for the various loan types. Investment speeds are based on the characteristics of each individual investment. Re-pricing characteristics are based upon actual information obtained from the Bank’s information system data and other related programs. Actual results may differ from simulated results not only due to the timing, magnitude and frequency of interest rate changes, but also due to changes in general economic conditions, changes in customer preferences and behavior, and changes in strategies by both existing and potential competitors.

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at December 31, 2013. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (and 100 basis points lower) than the rates in effect at December 31, 2013. Because rates on the short end of the curve are below 3%, it is not practical to review results to the degree of 300 basis points lower. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During 2013, the Federal Reserve kept its target rate for overnight federal funds constant. At December 31, 2013, the difference between the yield on the ten-year Treasury and the three-month Treasury had increased to a positive 297 from the positive 173 basis points that existed at December 31, 2012, indicating that the yield curve had become more steeply upward sloping. At December 31, 2013, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $18.1 million for the year ending December 31, 2014.

	(Amounts in thousands)
	December 31, 2014
	Net Interest Income	$ Change	% Change
Change in interest rates:
Graduated increase of +300 basis points	$19,198	$1,109	6.1%
Short-term rates unchanged (base case)	18,089
Graduated decrease of -100 basis points	17,319	(770)	(4.3)%

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

IMPACT OF INFLATION

Consolidated financial information included herein has been prepared in accordance with U.S. Generally Accepted Accounting Principles, which require the Company to measure financial position and operating results in terms of historical dollars. Changes in the relative value of money due to inflation are generally not considered. Neither the price, timing nor magnitude of changes directly coincides with changes in interest rates.

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

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

/s/ James M. Gasior	/s/ David J. Lucido
James M. Gasior	David J. Lucido
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Cortland, Ohio	Cortland, Ohio
March 28, 2014	March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cortland Bancorp

Cortland, Ohio

We have audited the accompanying consolidated balance sheets of Cortland Bancorp and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Cortland Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Cortland Bancorp is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Cortland Bancorp’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cortland Bancorp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.
S.R. Snodgrass, P.C.
Wexford, Pennsylvania
March 28, 2014

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$8,271	$18,538
Interest-earning deposits and other earning assets	4,125	9,039
Total cash and cash equivalents	12,396	27,577
Investment securities available-for-sale (Note 2)	160,886	184,646
Trading securities (Note 2)	7,247	—
Loans held for sale	656	24,756
Total loans (Note 3)	346,833	317,282
Less allowance for loan losses (Note 3)	(3,764)	(3,825)
Net loans	343,069	313,457
Premises and equipment	6,676	6,565
Bank-owned life insurance	15,049	14,009
Other assets	10,939	11,230
Total assets	$556,918	$582,240
LIABILITIES
Noninterest-bearing deposits	$89,905	$91,675
Interest-bearing deposits (Note 5)	358,764	385,226
Total deposits	448,669	476,901
Short-term borrowings	3,804	4,051
Federal Home Loan Bank advances - short term (Note 6)	20,600	7,500
Federal Home Loan Bank advances - long term (Note 6)	22,000	34,500
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	7,155	4,681
Total liabilities	507,383	532,788
SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in
2013 and 2012; outstanding shares, 4,527,849 in 2013 and 4,525,518 in 2012 (Note 1)	23,641	23,641
Additional paid-in capital (Note 1)	20,833	20,850
Retained earnings	11,502	10,262
Accumulated other comprehensive loss (Note 1)	(2,888)	(1,707)
Treasury stock, at cost, 200,418 shares in 2013 and 202,749 shares in 2012	(3,553)	(3,594)
Total shareholders’ equity (Note 15)	49,535	49,452
Total liabilities and shareholders’ equity	$556,918	$582,240
See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the year ended December 31,
	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$15,993	$16,260	$15,264
Interest and dividends on investment securities:
Taxable interest	2,498	3,174	4,241
Nontaxable interest	1,408	1,411	1,421
Dividends	131	139	133
Other interest income	30	31	51
Total interest income	20,060	21,015	21,110
INTEREST EXPENSE
Deposits	2,102	2,698	3,293
Other short-term borrowings	3	5	5
Federal Home Loan Bank advances - short term	135	79	95
Federal Home Loan Bank advances - long term	1,074	1,189	1,247
Subordinated debt	90	100	92
Total interest expense	3,404	4,071	4,732
Net interest income	16,656	16,944	16,378
PROVISION FOR LOAN LOSSES (Note 3)	650	3,020	1,196
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.	16,006	13,924	15,182
NON-INTEREST INCOME
Fees for customer services	1,935	2,041	2,229
Investment securities gains - net	535	14	882
Impairment losses on investment securities:
Total other-than-temporary impairment gains (losses)	1,641	(35)	(141)
Portion of gains recognized in other comprehensive income (before tax)	(3,595)	(136)	(61)
Net impairment losses recognized in earnings	(1,954)	(171)	(202)
Mortgage banking gains	1,491	1,772	162
Other real estate losses - net	(25)	(35)	(113)
Earnings on bank-owned life insurance	477	510	496
Other non-interest income .	439	188	104
Total non-interest income .	2,898	4,319	3,558
NON-INTEREST EXPENSES
Salaries and employee benefits	9,844	8,706	7,366
Net occupancy and equipment expense	1,896	1,794	1,734
State and local taxes	555	497	465
FDIC insurance expense	391	297	673
Professional fees	806	801	761
Loss on partnership	—	444	—
Other operating expenses	3,540	2,949	2,476
Total non-interest expenses	17,032	15,488	13,475
INCOME BEFORE FEDERAL INCOME TAX EXPENSE (BENEFIT)	1,872	2,755	5,265
Federal income tax expense (benefit) (Note 10)	88	(158)	1,193
NET INCOME	$1,784	$2,913	$4,072
EARNINGS PER SHARE, BOTH BASIC AND DILUTED (Note 1)	$0.39	$0.64	$0.90
CASH DIVIDENDS DECLARED PER SHARE	$0.12	$0.03	$—

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the year ended December 31,
	2013	2012	2011
Net income	$1,784	$2,913	$4,072
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (gains) losses on available-for-sale securities	(3,166)	1,292	370
Tax effect	1,076	(439)	(126)
Reclassification adjustment for other-than-temporary impairment losses on debt securities	1,954	171	202
Tax effect	(664)	(58)	(69)
Reclassification adjustment for net gains realized in net income	(535)	(14)	(882)
Tax effect	182	4	300
Total securities available for sale	(1,153)	956	(205)
Change in post-retirement obligations	(28)	—	—
Total other comprehensive (loss) income	(1,181)	956	(205)
Total comprehensive income	$603	$3,869	$3,867

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2010	$23,641	$20,850	$3,413	$(2,458)	$(3,594)	$41,852
Net income	—	—	4,072	—	—	4,072
Other comprehensive loss, net of tax	—	—	—	(205)	—	(205)
Balance at December 31, 2011	23,641	20,850	7,485	(2,663)	(3,594)	45,719
Net income	—	—	2,913	—	—	2,913
Other comprehensive income, net of tax	—	—	—	956	—	956
Cash dividend declared ($0.03 per share)	—	—	(136)	—	—	(136)
Balance at December 31, 2012	23,641	20,850	10,262	(1,707)	(3,594)	49,452
Net income	—	—	1,784	—	—	1,784
Other comprehensive loss, net of tax	—	—	—	(1,181)	—	(1,181)
Cash dividend declared ($0.12 per share)	—	—	(544)	—	—	(544)
Treasury shares reissued (2,333 shares)	—	(17)	—	—	41	24
Balance at December 31, 2013	$23,641	$20,833	$11,502	$(2,888)	$(3,553)	$49,535

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the year ended December 31,
	2013	2012	2011
Net cash flow (deficit) from operating activities
Net income	$1,784	$2,913	$4,072
Adjustments to reconcile net income to net cash flows (deficit) from operating activities:
Depreciation, amortization and accretion	3,221	3,060	2,411
Provision for loan loss	650	3,020	1,196
Deferred tax expense (benefit)	96	973	(61)
Investment securities gains	(535)	(14)	(882)
Impairment losses on investment securities	1,954	171	202
Other real estate losses	25	35	113
Originations of mortgage loans held for sale	(249,714)	(244,112)	(5,410)
Proceeds from the sale of mortgage loans	275,305	222,075	4,887
Net mortgage banking income	(1,491)	(1,772)	(162)
Increase in trading account	(7,247)	—	—
Earnings on bank-owned life insurance	(477)	(510)	(496)
Proceeds from IRS refund	933	—	1,400
Changes in:
Interest receivable	90	154	205
Interest payable	(69)	(81)	(94)
Prepaid FDIC assessment	1,187	272	647
Federal income tax receivable	667	(1,719)	—
Other assets and liabilities	521	624	228
Net cash flow (deficit) from operating activities	26,900	(14,911)	8,256
Cash deficit from investing activities
Purchases of available-for-sale securities	(50,377)	(71,540)	(57,746)
Proceeds from sale of securities	29,338	24,796	14,458
Proceeds from call, maturity and principal payments on securities	39,126	46,884	44,370
Net increase in loans made to customers	(30,496)	(30,509)	(24,636)
Proceeds from sale of other real estate	321	327	378
Proceeds from sale of premise and equipment	14	—	—
Purchases of bank-owned life insurance	(714)	(694)	—
Purchases of premises and equipment	(894)	(730)	(336)
Net cash deficit from investing activities	(13,682)	(31,466)	(23,512)
Cash (deficit) flow from financing activities
Net (decrease) increase in deposit accounts	(28,232)	54,136	31,256
Repayments of Federal Home Loan Bank advances	(2,500)	(1,500)	(23,500)
Net proceeds from Federal Home Loan Bank	3,100	6,000	8,000
Net decrease in short-term borrowings	(247)	(722)	(128)
Dividends paid	(544)	(136)	—
Treasury shares reissued	24	—	—
Net cash (deficit) flow from financing activities	(28,399)	57,778	15,628
Net change in cash and cash equivalents	(15,181)	11,401	372
Cash and cash equivalents
Beginning of period	27,577	16,176	15,804
End of period	$12,396	$27,577	$16,176
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$400	$1,490
Interest	$3,473	$4,152	$4,826
Transfer of loans to other real estate owned	$234	$70	$80

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation: The consolidated financial statements include the accounts of Cortland Bancorp (the Company) and its wholly-owned subsidiaries, The Cortland Savings and Banking Company (the Bank), CSB Mortgage Company, Inc. and New Resources Leasing Co. All significant intercompany balances and transactions have been eliminated.

Industry Segment Information: The Company and its subsidiaries operate in the domestic banking industry which accounts for substantially all of the Company’s assets, revenues and operating income. The Company, through the Bank, grants residential, consumer, and commercial loans and offers a variety of saving plans to customers located primarily in the Northeastern Ohio and Western Pennsylvania area. Based on the analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-makers use consolidated results to make operating and strategic decisions, and therefore are not required to disclose any additional segment information.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Balance Sheet and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Flow: Cash and cash equivalents include cash on hand and amounts due from banks, both interest and non-interest bearing, but excludes the liquid portion of the securities trading account. The Company reports net cash flows for customer loan transactions, deposit transactions and deposits made with other financial institutions.

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

Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders’ equity, net of tax. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount and is amortized on the level-yield method without anticipating payments, except for U.S. Government mortgage-backed and related securities where twelve months of historical prepayments are taken into consideration. Trading securities are carried at fair value with valuation adjustments included in other non-interest income.

Other-than-Temporary Investment Security Impairment: Securities are evaluated periodically to determine whether a decline in value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, along with the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline in value is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Unrealized losses on available-for-sale investments have not been recognized into income. However, once a decline in value is determined to be other-than-temporary, the credit related other-than-temporary impairment (OTTI) is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). Unrealized losses on trading securities are recognized in the Consolidated Statement of Income.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans: Loans are stated at the principal amount outstanding net of the unamortized balance of deferred loan origination fees and costs. Deferred loan origination fees and costs are amortized as an adjustment to the related loan yield over the contractual life using the level-yield method. Interest income on loans is accrued over the term of the loans based on the amount of principal outstanding. The accrual of interest is discontinued on a loan when management determines that the collection of interest is doubtful. Generally a loan is placed on non-accrual status once the borrower is 90 days past due on payments, or whenever sufficient information is received to question the collectability of the loan or any time legal proceedings are initiated involving a loan. Interest income accrued up to the date a loan is placed on non-accrual is reversed through interest income. Cash payments received while a loan is classified as non-accrual are recorded as a reduction to principal or reported as interest income according to management’s judgment as to the collectability of principal. A loan is returned to accrual status when either all of the principal and interest amounts contractually due are brought current and future payments are, in management’s judgment, collectable, or when it otherwise becomes well secured and in the process of collection. When a loan is charged-off, any interest accrued but not collected on the loan is charged against earnings. The same treatment is applied to impaired loans, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

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

Allowance for Loan Losses (ALLL) and Allowance for Losses on Lending Related Commitments: Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans, along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans are evaluated for impairment in accordance with the Bank’s loan review policy. These loans are analyzed to determine if they are impaired. All loans that are delinquent 90 days and are placed on non-accrual status are evaluated on an individual basis. Allowances for loan losses on impaired loans are determined using the estimated future cash flows of the loan, discounted to their present value using the loan’s effective interest rate, or in most cases, the estimated fair value of the underlying collateral. If the analysis indicates a collection shortfall, a specific reserve is allocated to loans on an individual basis which are reviewed for impairment. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheet within other liabilities, while the corresponding provision for these losses is recorded as a component of other operating expense.

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

Cash Surrender Value of Life Insurance: Bank-owned life insurance (BOLI) represents life insurance on the lives of certain Company employees, officers and directors who have provided positive consent allowing the Company to be the co-beneficiary of such policies. Since the Company is the owner of the insurance policies, increases in the cash value of the policies, as well as its share of insurance proceeds received, are recorded in noninterest income, and are not subject to income taxes. The cash surrender value of the policies is included on the consolidated balance sheets. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and quarterly thereafter. The amount of BOLI with any individual carrier is limited to 15% of Tier I Capital. The Company has purchased BOLI to provide a long-term asset to offset long-term benefit liabilities, while generating competitive investment yields.

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

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $240,000 in 2013, $191,000 in 2012 and $114,000 in 2011.

Income Taxes: A deferred tax liability or asset is determined at each balance sheet date. It is measured by applying currently enacted tax laws to future amounts that result from differences in the financial statement and tax bases of assets and liabilities.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) for the Company is comprised of unrealized holding gains (losses) on available-for-sale securities, net of tax, and post-retirement obligations.

Per Share Amounts: Basic and diluted earnings per common share are based on weighted average shares outstanding.

The following table sets forth the computation of basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2013	2012	2011
Net income (amounts in thousands)	$1,784	$2,913	$4,072
Weighted average common shares outstanding	4,527,350	4,525,524	4,525,538
Basic earnings per common share	$0.39	$0.64	$0.90
Diluted earnings per common share	$0.39	$0.64	$0.90

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

Reclassifications: Certain items in the financial statements for 2012 and 2011 have been reclassified to conform to the 2013 presentation.

Authoritative Accounting Guidance:

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Disclosure can be found in Note 12.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES

The following is a summary of investment securities:

	(Amounts in thousands)
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$107	$5	$—	$112
U.S. Government agencies and corporations	9,259	—	312	8,947
Obligations of states and political subdivisions	44,575	467	1,507	43,535
U.S. Government-sponsored mortgage-backed securities	79,255	644	1,877	78,022
U.S. Government-sponsored collateralized mortgage obligations	17,120	105	140	17,085
Trust preferred securities	11,854	—	1,718	10,136
Total debt securities	162,170	1,221	5,554	157,837
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$165,219	$1,221	$5,554	$160,886

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$113	$10	$—	$123
U.S. Government agencies and corporations	8,038	27	—	8,065
Obligations of states and political subdivisions	40,374	1,973	31	42,316
U.S. Government-sponsored mortgage-backed securities	90,858	2,071	590	92,339
U.S. Government-sponsored collateralized mortgage obligations	30,917	300	75	31,142
Trust preferred securities	13,883	—	6,271	7,612
Total debt securities	184,183	4,381	6,967	181,597
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$187,232	$4,381	$6,967	$184,646

The regulatory stock is carried at cost and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB of Cincinnati and the FRB.

The Bank is required to maintain a minimum investment in stock of the FHLB and FRB. The stock is bought from and sold based upon its par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB.

Held at December 31, 2013, trading securities of $7.2 million are an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. None were held at December 31, 2012. Unrealized gains and losses on trading securities at December 31, 2013 were $51,800 and $3,200, respectively. Total net unrealized gains of $48,600 as of December 31, 2013 are included in the Consolidated Statement of Income.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities at December 31, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$130	$133
Due after one year through five years	3,520	3,566
Due after five years through ten years	14,880	14,660
Due after ten years	47,265	44,371
Total	65,795	62,730
U.S. Government-sponsored mortgage-backed and related securities	96,375	95,107
Total debt securities	$162,170	$157,837

The following table sets forth the proceeds, gains and losses realized on securities sold or called for each of the years ended December 31:

	(Amounts in thousands)
	2013	2012	2011
Proceeds on securities sold	$29,338	$24,796	$14,458
Gross realized gains	658	1,168	562
Gross realized losses	123	1,188	33
Proceeds on securities called	$7,153	$2,537	$1,939
Gross realized gains	—	8	9
Gross realized losses	—	4	—
Exchange on General Motors securities:
Gross realized gains	$—	$30	$344

Investment securities with a carrying value of approximately $108.5 million at December 31, 2013 and $107.6 million at December 31, 2012 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2013:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$7,144	$129	$1,803	$183	$8,947	$312
Obligations of states and political subdivisions	19,785	1,142	1,883	365	21,668	1,507
U.S. Government-sponsored mortgage-backed securities	34,424	1,044	29,922	833	64,346	1,877
U.S. Government-sponsored collateralized mortgage obligations	6,575	126	2,095	14	8,670	140
Trust preferred securities	—	—	1,633	1,718	1,633	1,718
Total	$67,928	$2,441	$37,336	$3,113	$105,264	$5,554

The above table represents 83 investment securities where the fair value is less than the related amortized cost.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2012:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$4,176	$31	$—	$—	$4,176	$31
U.S. Government-sponsored mortgage-backed securities	—	—	47,358	590	47,358	590
U.S. Government-sponsored collateralized mortgage obligations	—	—	4,825	75	4,825	75
Trust preferred securities	—	—	7,612	6,271	7,612	6,271
Total	$4,176	$31	$59,795	$6,936	$63,971	$6,967

The above table represents 46 investment securities where the current value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

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

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the Company presents the amount of the OTTI recognized in the Consolidated Statement of Income.

In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The total other-than-temporary impairment is presented in the Consolidated Statement of Income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income.

As more fully disclosed in Note 11, the Company assessed the impairment of certain securities currently in an illiquid market. Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at December 31, 2013, 2012 and 2011.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax) as indicated in the following table:

	(Amounts in thousands)
	December 31,
	2013	2012	2011
Trust preferred securities:
Net impairment losses recognized in earnings (before tax)	$1,954	$171	$202
Impairment gains recognized in other comprehensive income (before tax)	$3,595	$136	$61

The following provides a cumulative roll forward of credit losses recognized in earnings for trust preferred securities held for the years ended:

	(Amounts in thousands)
	December 31,
	2013	2012	2011
Beginning balance	$351	$10,674	$10,472
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	1,954	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	171	202
Sale of debt securities	—	(10,494)	—
Ending balance	$2,305	$351	$10,674

In January 2014, the Company determined that its portfolio of insurance trust preferred collateralized debt obligations, commonly known as iTruPS securities, are considered disallowed investments under the final rule implementing Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the Volcker Rule, which was originally released jointly by five regulatory agencies on December 10, 2013, and further clarified with the release of the Interim Final Rule on January 14, 2014. The final rule requires banking entities to divest disallowed securities by July 21, 2015, unless, upon application, the Federal Reserve grants extensions to July 21, 2017.

With the release of the Interim Final Rule on January 14, 2014, the joint agencies granted relief by permitting financial institutions to retain their interests in certain collateralized debt obligations, but limited that provision to those collateralized by issuances prior to May 2010 from bank or thrift holding companies with less than $15 billion in consolidated assets. The Interim Final Rule did not contain a provision for issuances by insurance companies, which comprise the various iTruPS securities owned by the Company.

The disallowed iTruPS consist of nine positions with an amortized cost of $10.5 million.  Because the Company can no longer hold the securities until their anticipated recovery, an OTTI must be recognized for the entire amount of unrealized loss as of December 31, 2013.  The fair value of the iTruPS as determined by the discounted cash flow model used by the Company aggregated to $8.5 million.  The resulting OTTI charge of approximately $2.0 million is included in the above table in 2013.

In February 2014, the Company completed the sale of all nine of the disallowed investments along with one other permissible holding. Proceeds of the $10.2 million were received on an amortized cost of $10.0 million resulting in a pre-tax gain of approximately $200,000.

During the third quarter of 2012, the Company explored the possible sale of the trust preferred securities collateralized by banks through various brokerage firms. With the lack of an active market for these securities, the brokers sought bids individually for the securities from potential buyers in their client base. Through this process, the Company sold 19 of the 22 bank collateralized positions realizing a nominal net loss of $164,000. All of these securities exhibited evidence of significant deterioration in issuers’ creditworthiness. The three remaining bank collateralized positions, as well as the 9 positions collateralized by insurance companies, have historically not exhibited material other-than-temporary impairment, thus were excluded from sale considerations. Also during the third quarter of 2012, the Company disposed of the two remaining private-label mortgage-backed securities, thereby eliminating all future risk and uncertainty relating to this investment category. A net loss of $288,000 was realized on the sale of these securities.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, as approved by the U.S. Bankruptcy court, unsecured bondholders of General Motors Corporation (GM) began receiving partial distributions in accordance with the Amended Joint Chapter 11 Plan (the Plan). The Company owned $2.4 million par value of unsecured bonds determined to be other-than-temporarily-impaired in 2008 and written down by $1.3 million in 2008 and $815,000 in 2009 to a value of $287,000. In accordance with the Plan, the Company received in exchange for the bonds 9,564 shares of GM common shares, 8,694 GM Class A Warrants exercisable at $10.00 per share, 8,694 GM Class B Warrants exercisable at $18.33 per share and 2,401 shares of Motors Liquidation Company GUC Trust in several distributions during 2011 and 2012. On November 29, 2012, the Company elected to sell all of its shares of GM common stock, all shares of GM Class A and Class B Warrants and all shares of Motors Liquidation Company GUC Trust. The Company realized a net loss of $139,000 on this transaction. The Company still holds escrow stubs representing any remaining distributions from the bankruptcy trust.

At December 31, 2013, there was $1.2 million of investment securities considered to be in non-accrual status. This balance is comprised of 2 of its 12 investments in trust preferred securities. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. All other trust preferred securities remain in accrual status.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	December 31,
	2013		2012
	Balance	%	Balance	%
Commercial	$73,643	21.2	$62,312	19.6
Commercial real estate	206,744	59.6	193,417	61.1
Residential real estate	42,288	12.2	39,091	12.3
Consumer - home equity	19,510	5.6	17,910	5.6
Consumer - other	4,648	1.4	4,552	1.4
Total loans	$346,833		$317,282

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

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Increasing
Trends in volume and terms	Increasing
Changes in lending policies and procedures	Stable
Experience, depth and ability of management	Stable
Economic trends	Decreasing
Concentrations of credit	Stable

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following factors are analyzed and applied to loans internally graded with higher risk credit in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Decreasing
Declining trends in financial performance	Increasing
Structure and lack of performance measures	Increasing
Migration between risk categories	Decreasing

The provision charged to operations can be allocated to a loan segment either as a positive or negative value as a result of any material changes to: net charge-offs or recovery, risk factors or loan balances.

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
December 31, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$639	$2,616	$343	$123	$104	$3,825
Loan charge-offs	(1)	(782)	(81)	(12)	(146)	(1,022)
Recoveries	167	11	26	18	89	311
Net loan charge-offs	166	(771)	(55)	6	(57)	(711)
Provision charged to operations	(212)	793	68	(41)	42	650
Balance at end of period	$593	$2,638	$356	$88	$89	$3,764

December 31, 2012	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$565	$1,803	$470	$128	$92	$3,058
Loan charge-offs	(1,937)	(36)	(231)	(59)	(152)	(2,415)
Recoveries	9	37	46	13	57	162
Net loan charge-offs	(1,928)	1	(185)	(46)	(95)	(2,253)
Provision charged to operations	2,002	812	58	41	107	3,020
Balance at end of period	$639	$2,616	$343	$123	$104	$3,825

December 31, 2011	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$249	$1,611	$418	$111	$112	$2,501
Loan charge-offs	—	(211)	(362)	(91)	(168)	(832)
Recoveries	3	118	6	6	60	193
Net loan charge-offs	3	(93)	(356)	(85)	(108)	(639)
Provision charged to operations	313	285	408	102	88	1,196
Balance at end of period	$565	$1,803	$470	$128	$92	$3,058

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended December 31, 2013 and 2012:

	(Amounts in thousands)
December 31, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$50	$251	$—	$—	$—	$301
Collectively evaluated for impairment	543	2,387	356	88	89	3,463
Total ending allowance balance	$593	$2,638	$356	$88	$89	$3,764
Loan Portfolio:
Individually evaluated for impairment	$418	$5,134	$—	$—	$—	$5,552
Collectively evaluated for impairment	73,225	201,610	42,288	19,510	4,648	341,281
Total ending loans balance	$73,643	$206,744	$42,288	$19,510	$4,648	$346,833

December 31, 2012	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$49	$423	$—	$—	$—	$472
Collectively evaluated for impairment	590	2,193	343	123	104	3,353
Total ending allowance balance	$639	$2,616	$343	$123	$104	$3,825
Loan Portfolio:
Individually evaluated for impairment	$49	$5,031	$—	$—	$—	$5,080
Collectively evaluated for impairment	62,263	188,386	39,091	17,910	4,552	312,202
Total ending loans balance	$62,312	$193,417	$39,091	$17,910	$4,552	$317,282

The following tables represent credit exposures by internally assigned grades for years ended December 31, 2013 and 2012, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

—

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Within this category, there are grades of exceptional, quality, acceptable and pass monitor.

—	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.
—

Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

—

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset but with the severity which make collection in full highly questionable and improbable, based on existing circumstances.

—

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted. This rating does not mean that the assets have no recovery or salvage value but rather that the assets should be charged off now, even though partial or full recovery may be possible in the future.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of credit quality indicators by internally assigned grade as of December 31, 2013 and 2012.

	(Amounts in thousands)
December 31, 2013	Commercial	Commercial real estate
Pass	$72,562	$192,604
Special Mention	626	9,158
Substandard	455	4,982
Doubtful	—	—
Ending Balance	$73,643	$206,744

December 31, 2012	Commercial	Commercial real estate
Pass	$60,387	$175,367
Special Mention	1,182	11,135
Substandard	743	6,915
Doubtful	—	—
Ending Balance	$62,312	$193,417

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following is a summary of consumer credit exposure as of December 31, 2013 and 2012.

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer-other
December 31, 2013
Performing	$41,807	$19,438	$4,632
Nonperforming	481	72	16
Total	$42,288	$19,510	$4,648

	Residential real estate	Consumer - home equity	Consumer-other
December 31, 2012
Performing	$38,602	$17,838	$4,525
Nonperforming	489	72	27
Total	$39,091	$17,910	$4,552

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

The following presents, by class, information related to loans modified in a TDR during the periods ended:

	(Amounts in thousands)
	December 31, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial	5	$438	$438	$20
Commercial real estate	7	2,348	2,348	—
Total restructured loans	12	$2,786	$2,786	$20
Subsequently defaulted	—	$—

	December 31, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial real estate	4	$1,734	$1,734	$148
Total restructured loans	4	$1,734	$1,734	$148
Subsequently defaulted	—	$—

December 31, 2011
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial real estate	—	$—	$—	$—
Total restructured loans	—	$—	$—	$—
Subsequently defaulted	—	$—

The seven new commercial real estate loans had either the rate unchanged or blended with no rate impact. All the loans had loan term changes. Five of the commercial real estate loans were to the same customer. Two of the five commercial loans were to the same company. The commercial loans had loan term changes with no rate concessions made. One commercial loan had multiple changes including rate change, shortened maturity and additional collateral and one commercial loan had an extended loan term and interest only for 6 months.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an aging analysis of the recorded investment of past due loans as of the periods ended December 31, 2013 and 2012:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2013
Commercial	$—	$—	$30	$30	$73,613	$73,643	$—
Commercial real estate	—	—	1,136	1,136	205,608	206,744	—
Residential real estate	—	201	380	581	41,707	42,288	—
Consumer:
Consumer - home equity	—	7	65	72	19,438	19,510	—
Consumer - other	29	—	16	45	4,603	4,648	—
Total	$29	$208	$1,627	$1,864	$344,969	$346,833	$—

	30 - 59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2012
Commercial	$—	$—	$49	$49	$62,263	$62,312	$—
Commercial real estate	32	—	2,182	2,214	191,203	193,417	—
Residential real estate	72	158	384	614	38,477	39,091	—
Consumer:
Consumer - home equity	—	—	62	62	17,848	17,910	—
Consumer - other	14	—	27	41	4,511	4,552	—
Total	$118	$158	$2,704	$2,980	$314,302	$317,282	$—

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

—	All borrowers whose loans are classified doubtful by examiners and internal loan review
—	All loans on non-accrual status
—	Any loan in foreclosure
—	Any loan with a specific reserve
—	Any loan determined to be collateral dependent for repayment
—	Loans classified as troubled debt restructuring

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at December 31, 2013 and 2012. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the years ended December 31, 2013, 2012 and 2011.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded:
Commercial	$320	$320	$—
Commercial real estate	3,554	3,554	—
With an allowance recorded:
Commercial	98	98	50
Commercial real estate	1,580	1,580	251
Total:
Commercial	$418	$418	$50
Commercial real estate	$5,134	$5,134	$251

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded:
Commercial real estate	$789	$789	$—
With an allowance recorded:
Commercial	49	49	49
Commercial real estate	4,242	4,242	423
Total:
Commercial	$49	$49	$49
Commercial real estate	$5,031	$5,031	$423

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance recorded:
Commercial	$123	$6
Commercial real estate	1,638	117
With an allowance recorded:
Commercial	73	—
Commercial real estate	3,015	95
Total:
Commercial	$196	$6
Commercial real estate	$4,653	$212

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance recorded:
Commercial	$17	$—
Commercial real estate	1,196	3
With an allowance recorded:
Commercial	58	—
Commercial real estate	3,177	117
Total:
Commercial	$75	$—
Commercial real estate	$4,373	$120

	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded:
Commercial	$42	$—
Commercial real estate	951	66
With an allowance recorded:
Commercial	83	—
Commercial real estate	1,320	74
Total:
Commercial	$125	$—
Commercial real estate	$2,271	$140

The following is a summary of classes of loans on non-accrual status as of:

	(Amounts in thousands) December 31,
	2013	2012
Commercial	$98	$49
Commercial real estate	1,279	2,336
Residential real estate	481	489
Consumer:
Consumer - home equity	72	72
Consumer - other	16	27
Total	$1,946	$2,973

Gross income that should have been recorded in income on nonaccrual loans was $147,000, $207,000 and $305,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Actual interest included in income on these nonaccrual loans amounts to $38,000, $55,000 and $191,000 in 2013, 2012 and 2011, respectively.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	(Amounts in thousands)
	December 31,
	2013	2012
Land	$1,387	$1,387
Premises	8,372	8,128
Equipment	8,652	8,074
Leasehold improvements	203	265
Total premises and equipment	18,614	17,854
Less accumulated depreciation	11,938	11,289
Net book value	$6,676	$6,565

Depreciation expense was $713,000 in 2013, $640,000 in 2012 and $582,000 in 2011.

NOTE 5 - DEPOSITS

The following is a summary of interest-bearing deposits:

	(Amounts in thousands)
	December 31,
	2013	2012
Demand	$33,654	$37,745
Money market	78,783	72,404
Savings	114,366	122,031
Time:
In denominations under $100,000	70,616	81,232
In denominations of $100,000 or more	61,345	71,814
Total	$358,764	$385,226

Stated maturities of time deposits were as follows:

(Amounts in thousands)
December 31, 2013
2014	$73,672
2015	12,225
2016	11,976
2017	3,860
2018	3,824
2019 and beyond	26,404
Total	$131,961

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of time deposits of $100,000 or more by remaining maturities:

	(Amounts in thousands)
	December 31, 2013
	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$16,907	$1,609	$18,516
Three to six months	11,617	106	11,723
Six to twelve months	7,534	543	8,077
One through five years	12,141	2,696	14,837
Over five years	5,386	2,806	8,192
Total	$53,585	$7,760	$61,345

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER SHORT-TERM BORROWINGS

The following is a summary of FHLB advances and other short-term borrowings:

	Weighted Average Interest Rate	(Amounts in thousands)
		December 31,
		2013	2012
FHLB advances:
Fixed-rate payable and convertible fixed-rate FHLB advances, with monthly interest payments:
Due in 2013		$—	$2,500
Due in 2014	2.40%	12,500	12,500
Due in 2015	2.93%	4,000	4,000
Due in 2016	4.07%	2,000	2,000
Due in 2017	4.12%	16,000	16,000
Subtotal	3.36%	34,500	37,000
FHLB Cash Management Advance	0.12%	8,100	5,000
Total FHLB advances	2.74%	42,600	42,000
Other short-term borrowings:
Securities sold under repurchase agreements	0.07%	3,804	4,051
Total FHLB advances and other short-term borrowings	2.52%	$46,404	$46,051

The following is a summary of other short-term borrowings:

	(Amounts in thousands)
	2013	2012	2011
Average balance during the year	$3,453	$4,559	$5,598
Average interest rate during the year	0.09%	0.11%	0.09%
Maximum month-end balance during the year	$4,022	$5,550	$6,566
Weighted average interest rate at year end	0.07%	0.13%	0.07%

Securities sold under repurchase agreements represent arrangements the Bank has entered into with certain deposit customers within its local market areas. These borrowings are collateralized with securities. At December 31, 2013 and 2012, securities allocated for this purpose, owned by the Bank and held in safekeeping accounts at independent correspondent banks, amounted to $7.6 million and $9.1 million, respectively.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $26.4 million, $5.0 million in collateralized mortgage obligations and $24.0 million in mortgage-backed securities. In comparison, in the prior year FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $27.0 million, $9.0 million in collateralized mortgage obligations and $23.0 million in mortgage-backed securities. Maximum borrowing capacities from FHLB totaled $50.0 million and $48.8 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, $28.5 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB and at December 31, 2012, $31.0 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB. Should the FHLB elect to exercise the put, the Company is required to pay the advance off on that date without penalty.

NOTE 7 - SUBORDINATED DEBT

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at December 31, 2013 and 2012 were 1.69% and 1.76%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Bank occupies office facilities under operating leases extending to 2019. Most of these leases contain an option to renew at the then fair rental value for periods of five and ten years. These options enable the Bank to retain use of facilities in desirable operating areas. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental and lease expense was $181,000 for 2013, $147,000 for 2012 and $162,000 for 2011.

The following is a summary of remaining future minimum lease payments under current non-cancelable operating leases for office facilities:

(Amounts in thousands)
Years ending:
December 31, 2014	$185
December 31, 2015	166
December 31, 2016	112
December 31, 2017	109
December 31, 2018	86
Later years	44
Total	$702

At December 31, 2013, the Bank was required to maintain aggregate cash reserves amounting to $6.0 million in order to satisfy federal regulatory requirements. The reserves are held in useable vault cash and interest-earning balances at the Federal Reserve Bank of Cleveland.

The Bank grants commercial and industrial loans, commercial and residential mortgage loans, and consumer loans to customers in Northeastern Ohio and Western Pennsylvania. Although the Bank has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions. Approximately 1.0% of total loans are unsecured at December 31, 2013, compared to 1.2% at December 31, 2012.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market, forward contracts for the future sale of mortgage-backed securities and forward contracts for the future delivery of these mortgage loans are considered derivatives. In calendar 2012 and through the first three quarters of 2013, it was the Company’s practice to enter into the forward contracts for the future sale of mortgage-backed securities when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives were not formally designated in hedge relationships. The Company simultaneously entered into mandatory delivery commitments of mortgage loans, also considered derivatives.

Effective September 13, 2013, in response to decreased levels of loan originations, the Company ceased entering into mandatory forward contracts for the future delivery of mortgage loans.  The Company instead chooses to enter into individual best effort loan sale contracts for the future delivery of residential mortgage loans.  These contracts are entered into at the same time that the interest rate lock is entered into with the customer, thereby eliminating the necessity of forward contracts for the future sale of mortgage-backed securities. These contracts are also considered to be derivative instruments and limit the Company’s exposure to potential movements in market interest rates.  Should levels of loan originations increase to previous levels, the Company may return to entering into forward contracts for the future delivery of mortgage loans.

The Company reports the fair value of the derivative assets and liabilities in other assets and other liabilities; associated income and expense is reported in mortgage banking gains.

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

The following table is a summary of mortgage banking derivative commitments and the related balance sheet accounts:

	(Amounts in thousands)
	December 31,
	2013	2012
Mortgage banking derivative commitments:
Interest rate lock commitments	$1,297	$65,536
Forward contracts for the future delivery of mortgage loans	1,953	15,731
Forward contracts for the future sale of mortgage-backed securities	—	52,000
Corresponding recorded balances :
Derivative asset	$17	$531
Derivative liability	—	199
Reserve for loan repurchases	681	430

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	December 31,
	2013	2012
Commitments to extend credit:
Fixed rate	$13,142	$14,551
Variable rate	53,275	48,184
Standby letters of credit	670	477

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	December 31,
	2013	2012
Overdraft protection available on depositors’ accounts	$9,678	$9,814
Balance of overdrafts included in loans	190	167
Average daily balance of overdrafts	115	112
Average daily balance of overdrafts as a percentage of available	1.19%	1.14%

NOTE 9 – BENEFIT PLANS

The Bank has a contributory defined contribution retirement plan (401(k) plan) which covers substantially all employees. Total expense under the plan was $296,000 for 2013, $265,000 for 2012 and $228,000 for 2011. The Bank matches participants’ voluntary contributions up to 5% of gross pay. Participants may make voluntary contributions to the plan up to a maximum of $17,500 with an additional $5,500 catch-up deferral for plan participants over the age of 50. The Bank makes monthly contributions to this plan equal to amounts accrued for plan expense.

The Company provides supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10,000 annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrues the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2013, the accumulated liability for these benefits totaled $2.4 million, with $1.9 million accrued for the officers’ plan and $510,000 for the directors’ plan.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the accumulated liability for the benefit obligation of these agreements:

	(Amounts in thousands)
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$2,218	$2,049	$1,897
Benefit expense	327	303	282
Benefit payments	(149)	(134)	(130)
Ending balance	$2,396	$2,218	$2,049

Supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. The benefit expense, as specified in the agreements for the entire year 2014, is expected to be approximately $335,000. The benefits expected to be paid in the next year are approximately $163,000.

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

The Company accrues for the monthly benefit expense of postretirement cost of insurance for split-dollar life insurance coverage. Total net amount expensed for the years ended December 31, 2013, 2012 and 2011 was $56,000, $22,000 and $22,000, respectively. The accumulated liability at December 31, 2013 is $614,000. The expense for the year ended December 31, 2014 is expected to be under $60,000.

NOTE 10 - FEDERAL INCOME TAXES

The composition of income tax expense is as follows:

	(Amounts in thousands)
	Years Ended December 31,
	2013	2012	2011
Current	$(8)	$(1,131)	$1,254
Deferred	96	973	(61)
Total	$88	$(158)	$1,193

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $94,000 has been established to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of net deferred taxes included in other assets:

	(Amounts in thousands)
	December 31,
	2013	2012
Gross deferred tax assets:
Provision for loan and other real estate losses	$1,280	$1,301
Loan origination cost - net	298	268
Impairment loss on securities	784	119
Unrealized loss on available-for-sale securities	1,473	879
Deferred compensation	814	587
NOL carryforward	385	1,624
AMT credit carryforward	641	387
General business credit carryforward	182	483
Other items	727	838
Total gross deferred tax assets	6,584	6,486
Valuation allowance	(94)	(94)
Total net deferred tax assets	6,490	6,392
Gross deferred tax liabilities:
Depreciation	(433)	(588)
Other items	(593)	(838)
Total net deferred tax liabilities	(1,026)	(1,426)
Net deferred tax asset	$5,464	$4,966

The Company had a deferred tax asset of $641,000 for credits related to Alternative Minimum Taxes (AMT), a deferred tax asset of $385,000 relating to a net operating loss (NOL) carryforward, a deferred tax asset of $182,000 relating to a general business credit carryforward and a deferred tax asset of $94,000 relating to a capital loss carryforward as of December 31, 2013. In comparison, the Company had a deferred tax asset of $387,000 for credits related to Alternative Minimum Taxes (AMT), a deferred tax asset of $1,624,000 relating to a net operating loss (NOL) carryforward, a deferred tax asset of $483,000 relating to a general business credit carryforward and a deferred tax asset of $94,000 relating to a capital loss carryforward as of December 31, 2012. The AMT credits have an unlimited carry-forward period. The NOL carryforward and general business credit carryforward both have a 20 year life and expire in 2032. No valuation allowance has been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential. The capital loss carryforward has a 5 year life and expires in 2017; it has a 100% valuation allowance of $94,000 against it.

At December 31, 2013, the Company assessed its earnings history and trend over the prior two years, its estimate of future earnings, and the expiration dates of its potential net operating loss carry-forwards. Based on this assessment, the Company determined that it was more-likely-than-not that the deferred tax assets will be realized before their expiration. A valuation allowance was recorded at the Bank level in 2012 as explained above and at the Parent Company level relating to impaired losses incurred therein for 2011. Because of the Parent Company’s inability to generate taxable income, realization of the deferred tax asset therein was not probable.

The following is a reconciliation between tax expense using the statutory tax rate of 34% and the income tax provision:

	(Amounts in thousands) Years Ended December 31,
	2013	2012	2011
Statutory tax expense	$636	$937	$1,790
Tax effect of non-taxable income	(504)	(512)	(517)
Tax effect of earnings on bank-owned life insurance-net	(111)	(129)	(131)
Tax effect of historical tax credit	—	(483)	—
Tax effect of low income housing credit	13	—	—
Tax effect of non-deductible expenses	54	29	51
Federal income tax expense (benefit)	$88	$(158)	$1,193

The related income tax expense on investment securities gains amounted to $182,000 for 2013, $4,000 for 2012 and $300,000 for 2011, and is included in the federal income tax expense (benefit).

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The provision also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. There were no significant unrecognized tax benefits at December 31, 2013 and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months. No interest or penalties were incurred for income taxes which would have been recorded as a component of income tax expense.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company’s federal and state income tax returns for taxable years through 2009 have been closed for purposes of examination by the Internal Revenue Service and the Ohio Department of Revenue.

NOTE 11 – FAIR VALUE

Measurements

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2013 and December 31, 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		(Amounts in thousands) Fair Value Measurements at 12/31/13 Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$112	$—	$112	$—
U.S. Government agencies and corporations	8,947	—	8,947	—
Obligations of states and political subdivisions	43,535	—	43,535	—
U.S. Government-sponsored mortgage-backed securities	78,022	—	78,022	—
U.S. Government-sponsored collateralized mortgage obligations	17,085	—	17,085	—
Trust preferred securities	10,136	—	—	10,136
Loans held for sale	656	656	—	—
Mortgage banking derivatives	17	—	17	—
LIABILITIES
Mortgage banking derivatives	$—	$—	$—	$—

		Fair Value Measurements at 12/31/12 Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$123	$—	$123	$—
U.S. Government agencies and corporations	8,065	—	8,065	—
Obligations of states and political subdivisions	42,316	—	42,316	—
U.S. Government-sponsored mortgage-backed securities	92,339	—	92,339	—
U.S. Government-sponsored collateralized mortgage obligations	31,142	—	31,142	—
Trust preferred securities	7,612	—	—	7,612
Loans held for sale	24,756	—	24,756	—
Mortgage banking derivatives	531	—	531	—
LIABILITIES
Mortgage banking derivatives	$199	$—	$199	$—

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2013, 2012 and 2011. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	December 31,
	2013	2012	2011
	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$7,612	$9,145	$12,779
Net realized/unrealized gains/(losses) included in:
Noninterest income	(1,954)	(171)	(202)
Other comprehensive income	4,553	2,184	(3,097)
Discount accretion (premium amortization)	8	2	1
Transfers in and/or out of Level 3	—	—	—
Sales	—	(3,531)	—
Purchases, issuances and settlements	(83)	(15)	(335)
Ending balance	$10,136	$7,612	$9,145
Losses included in net income for the period relating to assets held at December 31	$(1,954)	$(90)	$(202)

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company holds trust preferred securities that are backed by pooled trust preferred debt issued by banks, thrifts, insurance companies and real estate investment trusts. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and into 2013, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and into 2013, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust preferred securities, including securities held by the Company. All of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2012 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. As referenced in Note 2, Investment Securities, with the release of the Volcker Rule in December 2013, the Company can no longer support the ability to hold certain trust preferred securities comprised of obligations issued by insurance companies. The inability to hold the investments triggers a $2.0 million OTTI recognition reflecting the estimated fair value of the securities at December 31, 2013. For the remaining bank-issued trust preferred securities, the Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of its amortized cost basis. There is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The securities had life-to-date impairment losses as presented below.

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	December 31,
	2013	2012
Total number of trust preferred securities	12	12
Par value	$14,366	$14,449
Number not considered OTTI	1	10
Par value	$956	$11,491
Number considered OTTI	11	2
Par value	$13,410	$2,958
Life-to-date impairment recognized in earnings	$2,305	$351
Life-to-date impairment recognized in other comprehensive income	1,718	1,868
Total life-to-date impairment	$4,023	$2,219

The following table details the 11 debt securities with other-than-temporary impairment, their credit ratings at December 31, 2013 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2013	Additions in QTD March 31, 2013	Additions in QTD June 30, 2013	Additions in QTD September 30, 2013	Additions in QTD December 31, 2013	Amount of OTTI related to credit loss at December 31, 2013
PreTSL XXIII Class C-FP	Ca/C	$211	$—	$—	$—	$—	$211
I-PreTSL I	NR/CCC	—	—	—	—	216	216
I-PreTSL I	NR/CCC	—	—	—	—	230	230
I-PreTSL I	NR/CCC	—	—	—	—	230	230
I-PreTSL II	NR/B	—	—	—	—	291	291
I-PreTSL III	Ba3/CCC	—	—	—	—	130	130
I-PreTSL III	NR/CCC	—	—	—	—	380	380
I-PreTSL IV	Ba2/B	—	—	—	—	140	140
I-PreTSL IV	Ba2/B	—	—	—	—	140	140
I-PreTSL IV	Caa1/CCC	—	—	—	—	197	197
Trapeza IX	Ca/CC	140	—	—	—	—	140
Total		$351	$—	$—	$—	$1,954	$2,305

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the 2 debt securities with other-than-temporary impairment, their credit ratings at December 31, 2012 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2012	Additions in QTD March 31, 2012	Additions in QTD June 30, 2012	Additions in QTD September 30, 2012	Additions in QTD December 31, 2012	Amount of OTTI related to credit loss at December 31, 2012
PreTSL XXIII Class C-FP	C/C	$211	$—	$—	$—	$—	$211
Trapeza IX	Ca/CC	50	90	—	—	—	140
Total		$261	$90	$—	$—	$—	$351

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2013 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$956	$392	$(564)	Ca/C	93	24.20%	—%
PreTSL XXIII	C-FP	1,535	811	(724)	Ca/C	93	24.20	—
I-PreTSL I	B-1	770	770	—	NR/CCC	14	17.30	7.78
I-PreTSL I	B-2	770	770	—	NR/CCC	14	17.30	7.78
I-PreTSL I	B-3	770	770	—	NR/CCC	14	17.30	7.78
I-PreTSL II	B-3	2,700	2,700	—	NR/B	21	8.00	18.03
I-PreTSL III	B-2	870	870	—	Ba3/CCC	20	14.10	14.74
I-PreTSL III	C	620	620	—	NR/CCC	20	14.10	4.70
I-PreTSL IV	B-1	860	860	—	Ba2/B	30	—	17.67
I-PreTSL IV	B-2	860	860	—	Ba2/B	30	—	17.67
I-PreTSL IV	C	283	283	—	Caa1/CCC	30	—	11.16
Trapeza IX	B-1	860	430	(430)	Ca/CC	32	20.90	—
Total		$11,854	$10,136	$(1,718)

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The market for these securities at December 31, 2013 and December 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

—	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2013;
—

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008; and

—

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

The effective discount rates on an overall basis generally range from 6.61% to 15.71% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of December 31, 2013 and December 31, 2012, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans:
Recorded investment	$—	$—	$5,552	$5,552
Reserve	—	—	(301)	(301)
Net balance	$—	$—	$5,251	$5,251
Other real estate owned:
Recorded investment	$—	$—	$33	$33

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans:
Recorded investment	$—	$—	$5,080	$5,080
Reserve	—	—	(472)	(472)
Net balance	$—	$—	$4,608	$4,608
Other real estate owned:
Recorded investment	$—	$—	$145	$145

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage banking derivatives – The Company enters into derivative financial instruments in the form of interest rate locks with potential mortgage loan borrowers. These derivative instruments are recognized as either assets or liabilities at fair value on a recurring basis in the consolidated balance sheets as indicated in the ensuing table. Commitments to deliver mortgage loans are valued at the commitment price from the investor. Interest rate lock commitments are valued at best execution prices at December 31, 2013 and 2012. Fair value adjustments relating to these mortgage banking derivatives are recorded in current year earnings as a component of mortgage banking gains.

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at December 31, 2013 and December 31, 2012 is not material.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$12,396	$12,396	$—	$—	$12,396
Investment securities available-for-sale	160,886	—	150,750	10,136	160,886
Trading securities	7,247	—	7,247	—	7,247
Loans held for sale	656	656	—	—	656
Loans, net of allowance for loan losses	343,069	—	—	349,190	349,190
Bank-owned life insurance	15,049	15,049	—	—	15,049
Accrued interest receivable	1,675	1,675	—	—	1,675
Mortgage banking derivatives	17	—	17	—	17
LIABILITIES:
Demand, savings and money market deposits	$316,708	$316,708	$—	$—	$316,708
Time deposits	131,961	—	135,712	—	135,712
FHLB advances	42,600	—	—	44,746	44,746
Short-term borrowings	3,804	3,804	—	—	3,804
Subordinated debt	5,155	—	—	4,694	4,694
Accrued interest payable	290	290	—	—	290

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$27,577	$27,577	$—	$—	$27,577
Investment securities available-for-sale	184,646	—	177,034	7,612	184,646
Loans held for sale	24,756	—	24,756	—	24,756
Loans, net of allowance for loan losses	313,457	—	—	320,012	320,012
Bank-owned life insurance	14,009	14,009	—	—	14,009
Accrued interest receivable	1,765	1,765	—	—	1,765
Mortgage banking derivatives	531	—	531	—	531
LIABILITIES:
Demand, savings and money market deposits	$323,855	$323,855	$—	$—	$323,855
Time deposits	153,046	—	157,406	—	157,406
FHLB advances	42,000	—	—	45,113	45,113
Short-term borrowings	4,051	4,051	—	—	4,051
Subordinated debt	5,155	—	—	4,227	4,227
Accrued interest payable	359	359	—	—	359
Mortgage banking derivatives	199	—	199	—	199

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2013.

	(Amounts in thousands) Fair value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$10,136	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals.

			Discount Rates	1) Ranging from ~6.61% to ~15.71%, depending on each bond’s seniority and remaining subordination after projected losses.

Impaired loans	5,251	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Weighted average (21)%

			Liquidation Expenses (2)	Weighted average (6)%

Other real estate owned	33	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals.

			Discount Rates	1) Ranging from ~5.69% to ~21.76%, depending on each bond’s seniority and remaining subordination after projected losses.

Impaired loans	3,503	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Weighted average (22)%

			Liquidation Expenses (2)	Weighted average (8)%

	1,105	Discounted Cash Flow	Discount Rate	5.75% (only one loan)

Other real estate owned	145	Appraisal of Collateral (1), (3)	Sales Agreements	0% to (39)%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the years ended December 31, 2013 and 2012.

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities(a)	Change in pension and postretirement obligations
Balance as of December 31, 2011	$(2,663)	$—
Other comprehensive loss before reclassification	853	—
Amount reclassified from accumulated other comprehensive income	103	—
Total other comprehensive income	956	—
Balance as of December 31, 2012	(1,707)	—
Other comprehensive loss before reclassification	(2,090)	(28)
Amount reclassified from accumulated other comprehensive income	937	—
Total other comprehensive income	(1,153)	(28)
Balance as of December 31, 2013	$(2,860)	$(28)
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for the years ended December 31, 2013 and 2012.

(Amounts in thousands)
December 31, 2013
	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income:
Unrealized gains on available-for-sale securities	$1,954	Net impairment losses recognized in earnings
	(535)	Investment securities gains, net
	(482)	Federal income tax expense (benefit)
	$937	Net of tax

December 31, 2012
	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income:
Unrealized gains on available-for-sale securities	$171	Net impairment losses recognized in earnings
	(14)	Investment securities gains, net
	(54)	Federal income tax expense (benefit)
	$103	Net of tax

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the requirements for the Company to remain a financial holding company, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain: (1) a minimum ratio of 4% both for total Tier I risk-based capital to risk-weighted assets and for Tier I risk-based capital to average assets, and (2) a minimum ratio of 8% for total risk-based capital to risk-weighted assets.

Under the requirements for the Company to remain a financial holding company, the Company is categorized as well-capitalized, which requires minimum capital ratios of 10% for total risk-based capital to risk-weighted assets and 6% for Tier I risk-based capital to risk-weighted assets. Management believes that as of December 31, 2013, the Company meets all capital adequacy requirements to which it is subject.

	(Amounts in thousands)
	December 31,
	2013		2012
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital	$58,774		$57,905
Ratio to Risk-Weighted Assets		14.19%		14.10%
Tier I Risk-Based Capital	$54,927		$53,996
Ratio to Risk-Weighted Assets		13.26%		13.15%
Ratio to Average Assets		10.35%		9.63%

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with whom they are affiliated were loan customers during 2013. The following is an analysis of such loans:

(Amounts in thousands)
Total related-party loans at December 31, 2012	$3,362
New related-party loans	1,717
Repayments or other	(2,206)
Total related-party loans at December 31, 2013	$2,873

Deposits from executive officers, directors, and their affiliates at December 31, 2013 and 2012 were $2.4 million and $4.2 million, respectively.

The banking relationships were made in the ordinary course of business with the Bank.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY

Below is condensed financial information of Cortland Bancorp (parent company only). In this information, the Parent’s investment in subsidiaries is stated at cost, including equity in the undistributed earnings of the subsidiaries, adjusted for any unrealized gains or losses on available-for-sale securities.

BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2013	2012
ASSETS
Cash	$204	$244
Investment in bank subsidiary	45,813	45,583
Investment in non-bank subsidiary	15	15
Subordinated note from subsidiary bank	6,000	6,000
Other assets	3,478	3,520
Total assets	$55,510	$55,362
LIABILITIES
Other liabilities	$820	$755
Subordinated debt (Note 7)	5,155	5,155
Total liabilities	5,975	5,910
SHAREHOLDERS’ EQUITY
Common stock	23,641	23,641
Additional paid-in capital	20,833	20,850
Retained earnings	11,502	10,262
Accumulated other comprehensive loss	(2,888)	(1,707)
Treasury stock	(3,553)	(3,594)
Total shareholders’ equity	49,535	49,452
Total liabilities & shareholders’ equity	$55,510	$55,362

STATEMENTS OF INCOME

(Amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Dividends from bank subsidiary	$544	$136	$—
Interest and dividend income	96	107	98
Investment securities (losses) gains	—	(16)	51
Other income	99	113	114
Interest on subordinated debt	(90)	(100)	(92)
Other expenses	(380)	(340)	(362)
Income (loss) before income tax and equity in undistributed earnings of subsidiaries	269	(100)	(191)
Income tax benefit	104	125	85
Equity in undistributed earnings of subsidiaries	1,411	2,888	4,178
Net income	$1,784	$2,913	$4,072
Comprehensive income	$603	$3,869	$3,867

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows (deficit) from operating activities
Net income	$1,784	$2,913	$4,072
Adjustments to reconcile net income to net cash flow (deficit) from operating activities:
Equity in undistributed net income of subsidiaries	(1,411)	(2,888)	(4,178)
Deferred tax benefit	(6)	(14)	(14)
Investment securities losses (gains)	—	16	(51)
Change in other assets and liabilities	113	(180)	28
Net cash flows (deficit) from operating activities	480	(153)	(143)
Cash flows from investing activities
Proceeds from sales of securities	—	77	—
Net cash flows from investing activities	—	77	—
Cash deficit from financing activities
Dividends paid	(544)	(136)	—
Treasury shares reissued	24	—	—
Net cash deficit from financing activities	(520)	(136)	—
Net change in cash	(40)	(212)	(143)
Cash
Beginning of year	244	456	599
End of year	$204	$244	$456

NOTE 16 - DIVIDEND RESTRICTIONS

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2014 is $4.3 million plus 2014 profits retained up to the date of the dividend declaration.

NOTE 17 – LITIGATION

The Bank is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures - None

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

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2013 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

Item 9B. Other Information – Not applicable.

PART III

Item l0. Directors, Executive Officers and Corporate Governance

Information relating to this item will be set forth in the Company’s definitive proxy statement to be filed on or about April 18, 2014 in connection with the Annual Meeting of Shareholders to be held May 27, 2014 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees,” “Continuing Directors,” “The Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 28, 2014 are as follows:

Name	Age	Position Held
James M. Gasior	54	President, Chief Executive Officer and Director
Timothy Carney	48	Executive Vice President, Chief Operations Officer, Secretary and Director
David J. Lucido	56	Senior Vice President and Chief Financial Officer
Stanley P. Feret	53	Senior Vice President and Chief Lending Officer

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

Item ll. Executive Compensation

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Director Compensation in 2013.”

Item l2. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the caption “Share Ownership of Directors and Executive Officers.”

The Company has no compensation plan under which equity securities of the Company are authorized for issuance.

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

CORTLAND BANCORP
Date: March 28, 2014	By:	/s/ James M. Gasior
James M. Gasior
President, Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy K. Woofter	Director and Chairman of the Board	March 28, 2014
Timothy K. Woofter		Date

/s/ James M. Gasior	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
James M. Gasior		Date

/s/ Timothy Carney	Director	March 28, 2014
Timothy Carney		Date

/s/ David C. Cole	Director	March 28, 2014
David C. Cole		Date

/s/ George E. Gessner	Director	March 28, 2014
George E. Gessner		Date

/s/ James E. Hoffman, III	Director	March 28, 2014
James E. Hoffman, III		Date

/s/ Neil J. Kaback	Director	March 28, 2014
Neil J. Kaback		Date

/s/ Joseph E. Koch	Director	March 28, 2014
Joseph E. Koch		Date

/s/ Joseph P. Langhenry	Director	March 28, 2014
Joseph P. Langhenry		Date

/s/ Richard B. Thompson	Director	March 28, 2014
Richard B. Thompson		Date

/s/ Anthony R. Vross	Director	March 28, 2014
Anthony R. Vross		Date

/s/ David J. Lucido	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014
David J. Lucido		Date

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**		Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only.

	This restated document has not been filed with the State of Ohio.	10-K	(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For Cortland Bancorp	10-K	(1)	3.2	03/16/06

	For The Cortland Savings and Banking	10-K		3.2	03/15/07

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	(1)	4	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt					✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer and with selected other officers, as amended by the August 2002 letter amendment	10-K	(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K	(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K		10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K		10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K		10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K		10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K		10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K		10.10	03/17/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**		Exhibit	Filing Date	Filed Herewith

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K		10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K		10.12	03/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K		10.12	03/17/08

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K		10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K		10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K	(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K		10.16	03/29/12

*10.17	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 4, 2014	8-K		10.17	03/10/14

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K		10.18	12/12/08

*10.19	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 4, 2014	8-K		10.19	03/10/14

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K		10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q		10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K		10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q		10.21.1	05/17/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012	8-K	10.31.1	10/03/12

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12

*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated September 28, 2012	8-K	10.34	10/03/12

11	Statement of re-computation of per share earnings	See Note 1 of Financial Statements

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel — Consent of independent registered public accounting firm				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements tagged as blocks of text and detail (included in this filing).

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Timothy Carney, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

CORTLAND BANCORP

BOARD OF DIRECTORS

TIMOTHY K. WOOFTER

Chairman

TIMOTHY CARNEY

DAVID C. COLE

JAMES M. GASIOR

GEORGE E. GESSNER

JAMES E. HOFFMAN, III

NEIL J. KABACK

JOSEPH E. KOCH

JOSEPH P. LANGHENRY

ANTHONY R. VROSS

RICHARD B. THOMPSON

DIRECTOR EMERITUS

K. RAY MAHAN

OFFICERS

JAMES M. GASIOR

President and

Chief Executive Officer

TIMOTHY CARNEY

Executive Vice President,

Chief Operating Officer and

Corporate Secretary

DAVID J. LUCIDO

Senior Vice President and

Chief Financial Officer

STANLEY P. FERET

Senior Vice President and

Chief Lending Officer

THE CORTLAND SAVINGS AND BANKING COMPANY

BOARD OF DIRECTORS
TIMOTHY CARNEY Executive Vice President, Chief Operating Officer and Corporate Secretary	JOSEPH E. KOCH President, Joe Koch Construction

DAVID C. COLE Partner and President, Cole Valley Motor Company	JOSEPH P. LANGHENRY Executive, Watteredge, Inc.

JAMES M. GASIOR President and Chief Executive Officer	RICHARD B. THOMPSON Executive, Therm-O-Link, Inc.

GEORGE E. GESSNER Attorney, Gessner and Platt	ANTHONY R. VROSS Executive, Simon Roofing

JAMES E. HOFFMAN, III Attorney, Hoffman and Walker	TIMOTHY K. WOOFTER President, Stan-Wade Metal Products and Chairman of the Board

NEIL J. KABACK Partner, Cohen & Company

DIRECTOR EMERITUS
K. RAY MAHAN

OFFICERS

JAMES M. GASIOR President and Chief Executive Officer	DAVID J. LUCIDO Senior Vice President and Chief Financial Officer

TIMOTHY CARNEY Executive Vice President, Chief Operating Officer and Corporate Secretary	STANLEY P. FERET Senior Vice President and Chief Lending Officer

KAREN BOSLEY Assistant Vice President Community Banking Manager/Business Banking Officer	STANLEY MAGIELSKI Vice President Commercial Banking Officer

NICHOLAS P. BERARDINO Vice President Commercial Banking Officer	KAREN MILLER Assistant Secretary Branch Training Coordinator

HEATHER J. BOWSER Assistant Vice President Collection Officer	LANCE A. MORRISON Vice President General Counsel/Director of Human Resources

DANIELLE CANTRELL Vice President Retail Banking Manager	ROBERT MEEK Assistant Vice President Treasury Management/Sales Representative

MICHELLE CERMAK Vice President Retail Mortgage Banking Officer	KEITH MROZEK Vice President Special Assets

MELANIE CHRISTIE Assistant Vice President Compliance Officer	ROCCO PAGE Vice President Retail Mortgage Banking Officer

JONI EVERSON Vice President Retail Mortgage Banking Officer	RICHARD M. PAVLOCK Vice President Retail Mortgage Banking Officer

DEBORAH L. EAZOR Vice President Operations Manager	MICHELLE REILLY Vice President, Assistant Treasurer Mortgage Banking/ Funds Management

JOAN M. FRANGIAMORE Vice President Controller	JUDY RUSSELL Vice President Loan Servicing Manager

RITA FUSCOE Assistant Vice President Community Banking Manager/Business Banking Officer	BARBARA R. SANDROCK Vice President Information Systems Manager

JOHN HEWITT Assistant Vice President Credit Manager	JEROME L. SMITH Vice President Commercial Banking Officer

JANET K. HOUSER Assistant Vice President Electronic Banking Specialist	CARRIE STACKHOUSE Assistant Vice President Commercial Banking Officer

JAMES HUGHES Assistant Vice President Community Banking Manager/Business Banking Officer	RUSSELL E. TAYLOR Assistant Vice President Director of Security

SHANE HRUBY Vice President Retail Mortgage Banking Officer	SHIRLEY A. WADE Assistant Vice President Executive Secretary

BRYAN IGNAZIO Assistant Vice President Community Banking Manager/Business Banking Officer	JAMES E. WELLINGTON Vice President Retail Mortgage Banking Officer

DAVID KOVACS Assistant Vice President Commercial Banking Officer	MINDY WIESENSEE Assistant Vice President Community Banking Manager/Business Banking Officer

MICHELE LEE Assistant Vice President Community Banking Manager/Business Banking Officer	NICOLE WHITSEL Assistant Vice President Risk Manager/Compliance

ANGELO LOCASTRO Assistant Vice President Community Banking Manager/Business Banking Officer	JOHN D. YURCHISON Vice President Commercial Banking Officer

DARLENE MACK Assistant Vice President Human Resources Manager