Form 10-Q
period 2014-03-31
CORTLAND BANCORP INC
filed 2014-05-14
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,527,849 Shares May 6, 2014

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$8,238	$8,271
Interest-earning deposits and other earning assets	8,148	4,125
Total cash and cash equivalents	16,386	12,396
Investment securities available-for-sale (Note 3)	162,525	160,886
Trading securities (Note 3)	7,450	7,247
Loans held for sale	570	656
Total loans (Note 4)	312,223	346,833
Less allowance for loan losses (Note 4)	(4,051)	(3,764)
Net loans	308,172	343,069
Premises and equipment	6,592	6,676
Bank-owned life insurance	15,122	15,049
Other assets	9,109	10,939
Total assets	$525,926	$556,918

LIABILITIES
Noninterest-bearing deposits	$87,195	$89,905
Interest-bearing deposits	330,174	358,764
Total deposits	417,369	448,669
Short-term borrowings	3,927	3,804
Federal Home Loan Bank advances - short term	—	8,100
Federal Home Loan Bank advances - long term	34,500	34,500
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	12,666	7,155
Total liabilities	473,617	507,383

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2014 and 2013; outstanding shares, 4,527,849 in 2014 and 2013	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	12,698	11,502
Accumulated other comprehensive loss	(1,310)	(2,888)
Treasury stock, at cost, 200,418 shares in 2014 and 2013	(3,553)	(3,553)
Total shareholders’ equity	52,309	49,535
Total liabilities and shareholders’ equity	$525,926	$556,918

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$4,088	$4,059
Interest and dividends on investment securities:
Taxable interest	683	648
Nontaxable interest	413	302
Dividends	28	30
Other interest income	5	6
Total interest income	5,217	5,045
INTEREST EXPENSE
Deposits	431	583
Other short-term borrowings	1	1
Federal Home Loan Bank advances - short term	103	15
Federal Home Loan Bank advances - long term	187	289
Subordinated debt	22	23
Total interest expense	744	911
Net interest income	4,473	4,134
PROVISION FOR LOAN LOSSES	150	200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,323	3,934
NON-INTEREST INCOME
Fees for customer services	459	468
Investment securities gains - net	193	—
Mortgage banking gains	81	688
Earnings on bank-owned life insurance	73	85
Trading security income	126	—
Wealth management income	81	25
Other non-interest income	38	5
Total non-interest income	1,051	1,271
NON-INTEREST EXPENSES
Salaries and employee benefits	2,194	2,478
Net occupancy and equipment expense	481	450
State and local taxes	85	139
FDIC insurance expense	75	88
Professional fees	172	215
Other operating expenses	616	770
Total non-interest expenses	3,623	4,140
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,751	1,065
Federal income tax expense	419	235
NET INCOME	$1,332	$830
EARNINGS PER SHARE	$0.29	$0.18
CASH DIVIDENDS DECLARED PER SHARE	$0.03	$0.03

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Net income	$1,332	$830
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	2,564	605
Tax effect	(872)	(205)
Reclassification adjustment for net gains realized in net income	(193)	—
Tax effect	66	—
Total securities available for sale	1,565	400
Change in post-retirement obligations	13	—
Total other comprehensive income	1,578	400
Total comprehensive income	$2,910	$1,230

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
THREE MONTHS ENDED MARCH 31, 2013

Balance at December 31, 2012	$23,641	$20,850	$10,262	$(1,707)	$(3,594)	$49,452
Net income	—	—	830	—	—	830
Other comprehensive income, net of tax	—	—	—	400	—	400
Cash dividend declared ($0.03 per share)	—	—	(136)	—	—	(136)
Treasury shares reissued (2,333 shares)	—	(17)	—	—	41	24
Balance at March 31, 2013	$23,641	$20,833	$10,956	$(1,307)	$(3,553)	$50,570

THREE MONTHS ENDED MARCH 31, 2014

Balance at December 31, 2013	$23,641	$20,833	$11,502	$(2,888)	$(3,553)	$49,535
Net income	—	—	1,332	—	—	1,332
Other comprehensive income, net of tax	—	—	—	1,578	—	1,578
Cash dividend declared ($0.03 per share)	—	—	(136)	—	—	(136)
Balance at March 31, 2014	$23,641	$20,833	$12,698	$(1,310)	$(3,553)	$52,309

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013
Net cash flow from operating activities	$2,667	$10,915
Cash flow from investing activities
Purchases of available-for-sale securities	(9,263)	(5,252)
Proceeds from sale of securities	10,237	—
Proceeds from call, maturity and principal payments on securities	5,054	13,740
Net decrease in loans made to customers	34,747	19,505
Proceeds from disposition of other real estate	52	1
Purchases of premises and equipment	(91)	(209)
Net cash flow from investing activities	40,736	27,785
Cash deficit from financing activities
Net decrease in deposit accounts	(31,300)	(35,891)
Net change in short-term borrowings	(7,977)	(1,036)
Dividends paid	(136)	(136)
Treasury shares reissued	—	24
Net cash deficit from financing activities	(39,413)	(37,039)
Net change in cash and cash equivalents	3,990	1,661
Cash and cash equivalents
Beginning of period	12,396	27,577
End of period	$16,386	$29,238
Supplemental disclosures:
Cash paid during the period for:
Interest	$758	$936
Transfer of loans to other real estate owned	$—	$180
Non-cash cash flow information:
Security purchases to settle	$5,500	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2013, included in our Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

2.) Reclassifications:

Certain items contained in the 2013 financial statements have been reclassified to conform to the presentation for 2014. Such reclassifications had no effect on the net results of operations or equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$105	$4	$—	$109
U.S. Government agencies and corporations	8,599	5	159	8,445
Obligations of states and political subdivisions	48,041	861	717	48,185
U.S. Government-sponsored mortgage-backed securities	86,800	611	1,545	85,866
U.S. Government-sponsored collateralized mortgage obligations	16,168	65	105	16,128
Trust preferred securities	1,725	—	982	743
Total debt securities	161,438	1,546	3,508	159,476
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$164,487	$1,546	$3,508	$162,525

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$107	$5	$—	$112
U.S. Government agencies and corporations	9,259	—	312	8,947
Obligations of states and political subdivisions	44,575	467	1,507	43,535
U.S. Government-sponsored mortgage-backed securities	79,255	644	1,877	78,022
U.S. Government-sponsored collateralized mortgage obligations	17,120	105	140	17,085
Trust preferred securities	11,854	—	1,718	10,136
Total debt securities	162,170	1,221	5,554	157,837
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$165,219	$1,221	$5,554	$160,886

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

At March 31, 2014, trading securities of $7.5 million are an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. There were $7.2 million held at December 31, 2013. Unrealized gains and losses on trading securities at March 31, 2014 were $19,500 and $28,300, respectively, with none at December 31, 2013. Total net unrealized losses of $8,800 for the quarter ended March 31, 2014 and trading security income are included in the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$236	$242
Due after one year through five years	2,404	2,439
Due after five years through ten years	15,778	15,760
Due after ten years	40,052	39,041
Total	58,470	57,482
U.S. Government-sponsored mortgage-backed and related securities	102,968	101,994
Total debt securities	$161,438	$159,476

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	THREE MONTHS ENDED
	March 31,
	2014	2013
Proceeds on securities sold	$10,237	$—
Gross realized gains	637	—
Gross realized losses	444	—

Investment securities with a carrying value of approximately $113.3 million at March 31, 2014 and $108.5 million at December 31, 2013 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of available for sale securities with unrealized losses and an aging of those unrealized losses at March 31, 2014:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$4,026	$17	$1,844	$142	$5,870	$159
Obligations of states and political subdivisions	10,986	508	2,035	209	13,021	717
U.S. Government-sponsored mortgage-backed and related securities	34,682	785	30,911	760	65,593	1,545
U.S. Government-sponsored collateralized mortgage obligations	7,114	103	310	2	7,424	105
Trust preferred securities	—	—	743	982	743	982
Total	$56,808	$1,413	$35,843	$2,095	$92,651	$3,508

The above table comprises 63 investment securities where the fair value is less than the related amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2013:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$7,144	$129	$1,803	$183	$8,947	$312
Obligations of states and political subdivisions	19,785	1,142	1,883	365	21,668	1,507
U.S. Government-sponsored mortgage-backed and related securities	34,424	1,044	29,922	833	64,346	1,877
U.S. Government-sponsored collateralized mortgage obligations	6,575	126	2,095	14	8,670	140
Trust preferred securities	—	—	1,633	1,718	1,633	1,718
Total	$67,928	$2,441	$37,336	$3,113	$105,264	$5,554

The above table comprises 83 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt primarily issued by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no impairment loss recognized in the three months ended March 31, 2014 or March 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held for the three months ended:

	(Amounts in thousands)
	THREE MONTHS ENDED
	March 31,
	2014	2013
Beginning balance	$2,305	$351
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Sale of debt securities	(2,165)	—
Credit losses on debt securities for which other-than-temporary
Sale of debt securities	—	—
Ending balance	$140	$351

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

The disallowed iTruPS consisted of nine positions with an amortized cost of $10.5 million at December 31, 2013.  Because the Company could no longer hold the securities until their anticipated recovery, an OTTI had to be recognized for the entire amount of unrealized loss as of December 31, 2013.  The fair value of the iTruPS as determined by the discounted cash flow model used by the Company aggregated to $8.5 million.  The resulting OTTI charge of approximately $2.0 million was included in the Consolidated Statements of Income in 2013.

In February 2014, the Company completed the sale of all nine of the disallowed investments along with one other permissible holding. Proceeds of $10.2 million were received on an amortized cost of $10.0 million resulting in a pre-tax gain of approximately $193,000.

At March 31, 2014 and December 31, 2013, there were $303,000 and $1.2 million, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of one of its two investments in trust preferred securities at March 31, 2014. As a result of the delay in the collection of interest payments, management placed this security in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. The remaining trust preferred security is in accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	March 31, 2014		December 31, 2013
	Balance	%	Balance	%
Commercial	$45,150	14.5	$73,643	21.2
Commercial real estate	201,010	64.4	206,744	59.6
Residential real estate	42,147	13.5	42,288	12.2
Consumer - home equity	19,515	6.2	19,510	5.6
Consumer - other	4,401	1.4	4,648	1.4
Total loans	$312,223		$346,833

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

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance – Commercial real estate and Commercial	Stable
Structure and lack of performance measures – Commercial real estate and Commercial	Stable
Migration between risk categories	Increasing

The provision charged to operations can be allocated to a loan segment either as a positive or negative value as a result of any material changes to: net charge-offs or recovery, risk factors or loan balances. The increase in provision to the commercial real estate loan category was due mainly to an increase in the historical loss factor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
March 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$593	$2,638	$356	$88	$89	$3,764
Loan charge-offs	(112)	—	—	—	(35)	(147)
Recoveries	262	—	1	5	16	284
Net loan recoveries (charge-offs)	150	—	1	5	(19)	137
Provision charged to operations	(59)	259	(64)	(3)	17	150
Balance at end of period	$684	$2,897	$293	$90	$87	$4,051

March 31, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$639	$2,616	$343	$123	$104	$3,825
Loan charge-offs	(1)	(72)	(74)	—	(29)	(176)
Recoveries	4	—	1	5	32	42
Net loan recoveries (charge-offs)	3	(72)	(73)	5	3	(134)
Provision charged to operations	(23)	194	64	(21)	(14)	200
Balance at end of period	$619	$2,738	$334	$107	$93	$3,891

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended March 31, 2014 and December 31, 2013:

	(Amounts in thousands)
March 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$47	$251	$—	$—	$—	$298
Collectively evaluated for impairment	637	2,646	293	90	87	3,753
Total ending allowance balance	$684	$2,897	$293	$90	$87	$4,051
Loan Portfolio:
Individually evaluated for impairment	$313	$5,299	$—	$—	$—	$5,612
Collectively evaluated for impairment	44,837	195,711	42,147	19,515	4,401	306,611
Total ending loans balance	$45,150	$201,010	$42,147	$19,515	$4,401	$312,223

December 31, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$50	$251	$—	$—	$—	$301
Collectively evaluated for impairment	543	2,387	356	88	89	3,463
Total ending allowance balance	$593	$2,638	$356	$88	$89	$3,764
Loan Portfolio:
Individually evaluated for impairment	$418	$5,134	$—	$—	$—	$5,552
Collectively evaluated for impairment	73,225	201,610	42,288	19,510	4,648	341,281
Total ending loans balance	$73,643	$206,744	$42,288	$19,510	$4,648	$346,833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The decrease in commercial loan balances from year-end was due in part to 60-day term commercial loans for a total of $27.6 million that closed in December 2013 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2014.

The following tables represent credit exposures by internally assigned grades for March 31, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grade as of March 31, 2014 and December 31, 2013:

	(Amounts in thousands)
	Commercial	Commercial real estate
March 31, 2014
Pass	$44,248	$186,661
Special Mention	556	7,971
Substandard	346	6,378
Doubtful	—	—
Ending Balance	$45,150	$201,010

	Commercial	Commercial real estate
December 31, 2013
Pass	$72,562	$192,604
Special Mention	626	9,158
Substandard	455	4,982
Doubtful	—	—
Ending Balance	$73,643	$206,744

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following table is a summary of consumer credit exposure as of March 31, 2014 and December 31, 2013:

	(Amounts in thousands)
	Residential real estate	Consumer – home equity	Consumer- other
March 31, 2014
Performing	$41,794	$19,397	$4,387
Nonperforming	353	118	14
Total	$42,147	$19,515	$4,401

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Residential real estate	Consumer – home equity	Consumer- other
December 31, 2013
Performing	$41,807	$19,438	$4,632
Nonperforming	481	72	16
Total	$42,288	$19,510	$4,648

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

There were no loans modified as TDRs for the three months ended March 31, 2014 and 2013. There were no TDRs that subsequently defaulted in the twelve month periods ended March 31, 2014 and 2013.

The following table is an aging analysis of the recorded investment of past due loans as of March 31, 2014 and December 31, 2013:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2014
Commercial	$—	$15	$28	$43	$45,107	$45,150	$—
Commercial real estate	1,274	—	1,136	2,410	198,600	201,010	—
Residential real estate	376	—	253	629	41,518	42,147	—
Consumer:
Consumer - home equity	89	—	118	207	19,308	19,515	—
Consumer - other	1	—	13	14	4,387	4,401	—
Total	$1,740	$15	$1,548	$3,303	$308,920	$312,223	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2013
Commercial	$—	$—	$30	$30	$73,613	$73,643	$—
Commercial real estate	—	—	1,136	1,136	205,608	206,744	—
Residential real estate	—	201	380	581	41,707	42,288	—
Consumer:
Consumer - home equity	—	7	65	72	19,438	19,510	—
Consumer - other	29	—	16	45	4,603	4,648	—
Total	$29	$208	$1,627	$1,864	$344,969	$346,833	$—

An impaired loan is a loan on which, based on current information and events, it is probable that a creditor will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. However, an insignificant delay or insignificant shortfall in amount of payments on a loan does not indicate that the loan is impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2014 and December 31, 2013. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three months ended March 31, 2014 and 2013.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2014
With no related allowance recorded:
Commercial	$219	$219	$—
Commercial real estate	3,723	4,433	—
With an allowance recorded:
Commercial	94	94	47
Commercial real estate	1,576	1,576	251
Total:
Commercial	$313	$313	$47
Commercial real estate	$5,299	$6,009	$251

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded:
Commercial	$320	$320	$—
Commercial real estate	3,554	3,554	—
With an allowance recorded:
Commercial	98	98	50
Commercial real estate	1,580	1,580	251
Total:
Commercial	$418	$418	$50
Commercial real estate	$5,134	$5,134	$251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	THREE MONTHS ENDED
	Average Recorded Investment	Interest Income Recognized
March 31, 2014
With no related allowance recorded:
Commercial	$222	$6
Commercial real estate	3,668	45
With an allowance recorded:
Commercial	95	—
Commercial real estate	1,577	8
Total:
Commercial	$317	$6
Commercial real estate	$5,245	$53

	THREE MONTHS ENDED
	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With no related allowance recorded:
Commercial	$4	$—
Commercial real estate	855	4
With an allowance recorded:
Commercial	46	—
Commercial real estate	3,980	27
Total:
Commercial	$50	$—
Commercial real estate	$4,835	$31

The following table is a summary of classes of loans on non-accrual status as of March 31, 2014 and December 31, 2013:

	(Amounts in thousands)
	March 31, 2014	December 31, 2013
Commercial	$94	$98
Commercial real estate	1,277	1,279
Residential real estate	353	481
Consumer:
Consumer - home equity	118	72
Consumer - other	14	16
Total	$1,856	$1,946

5.) Legal Proceedings:

The Company is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.) Earnings Per Share and Capital Transactions:

The Company currently maintains a simple capital structure; therefore, there are no dilutive effects to earnings per share. The following table sets forth the computation of earnings per common share. Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period.

	THREE MONTHS ENDED
	March 31,
	2014	2013
Net income (amounts in thousands)	$1,332	$830
Weighted average common shares outstanding	4,527,182	4,525,830
Earnings per share	$0.29	$0.18

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2014 and December 31, 2013 were 1.68% and 1.69%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

8.) Commitments:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market, forward contracts for the future sale of mortgage-backed securities and forward contracts for the future delivery of these mortgage loans are considered derivatives. In the first three quarters of 2013, it was the Company’s practice to enter into the forward contracts for the future sale of mortgage-backed securities when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives were not formally designated in hedge relationships. The Company simultaneously entered into mandatory delivery commitments of mortgage loans, also considered derivatives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	March 31, 2014	December 31, 2013
Commitments to extend credit:
Fixed rate	$31,217	$14,439
Variable rate	49,052	53,275
Standby letters of credit	550	670

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	March 31, 2014	December 31, 2013
Overdraft protection available on depositors' accounts	$9,694	$9,678
Balance of overdrafts included in loans	80	190
Average daily balance of overdrafts	107	115
Average daily balance of overdrafts as a percentage of available	1.10%	1.19%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.) Fair Value of Assets and Liabilities:

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at March 31, 2014 Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$109	$—	$109	$—
U.S. Government agencies and corporations	8,445	—	8,445	—
Obligations of states and political subdivisions	48,185	—	48,185	—
U.S. Government-sponsored mortgage-backed securities	85,866	—	85,866	—
U.S. Government-sponsored collateralized mortgage obligations	16,128	—	16,128	—
Trust preferred securities	743	—	—	743
Trading securities	7,450	—	7,450	—
Loans held for sale	570	570	—	—

		Fair Value Measurements at December 31, 2013 Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$112	$—	$112	$—
U.S. Government agencies and corporations	8,947	—	8,947	—
Obligations of states and political subdivisions	43,535	—	43,535	—
U.S. Government-sponsored mortgage-backed securities	78,022	—	78,022	—
U.S. Government-sponsored collateralized mortgage obligations	17,085	—	17,085	—
Trust preferred securities	10,136	—	—	10,136
Loans held for sale	656	656	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2014 and 2014. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	March 31,
	2014	2013
	Trust preferred securities	Trust preferred securities
Beginning balance	$10,136	$7,612
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—
Other comprehensive income	736	1,074
Discount accretion (premium amortization)	7	—
Sales	(10,044)	—
Purchases, issuance, and settlements	(92)	—
Ending balance	$743	$8,686
Losses included in net income for the period relating to assets held at period end	$—	$—

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

The Company holds trust preferred securities that are backed by pooled trust preferred debt issued by banks, thrifts and insurance companies. These securities were all rated investment grade at inception. Beginning during the second half of 2008 and into 2014, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and into 2014, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust preferred securities, including securities held by the Company. All of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2014 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. As referenced in Note 2, Investment Securities, with the release of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Volcker Rule in December 2013, the Company could no longer support the ability to hold certain trust preferred securities comprised of obligations issued by insurance companies. The inability to hold the investments triggered a $2.0 million OTTI recognition reflecting the estimated fair value of the securities at December 31, 2013. For the remaining bank-issued trust preferred securities, the Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of its amortized cost basis. There is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The securities had life-to-date impairment losses as presented below.

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	March 31, 2014	December 31, 2013
Total number of trust preferred securities	2	12
Par value	$1,865	$14,366

Number not considered OTTI	1	1
Par value	$865	$956

Number considered OTTI	1	11
Par value	$1,000	$13,410

Life-to-date impairment recognized in earnings	$140	$2,305
Life-to-date impairment recognized in other comprehensive income	982	1,718
Total life-to-date impairment	$1,122	$4,023

The following table details the one debt security with other-than-temporary impairment, its credit rating at March 31, 2014 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2014	Additions in QTD March 31, 2014	Amount of OTTI related to credit loss at March 31, 2014
Trapeza IX B-1	Ca/CC	$140	$—	$140
Total		$140	$—	$140

The following table details the two debt securities with other-than-temporary impairment, their credit ratings at March 31, 2013 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2013	Additions in QTD March 31, 2013	Amount of OTTI related to credit loss at March 31, 2013
PreTSL XXIII Class C-FP	Ca/C	$211	$—	$211
Trapeza IX B-1	Ca/CC	140	—	140
Total		$351	$—	$351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of March 31, 2014 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$865	$303	$(562)	Ca/C	94	23.5%	(—)%
Trapeza IX	B-1	860	440	(420)	Ca/CC	32	20.0	—
Total		$1,725	$743	$(982)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2013 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$956	$392	$(564)	Ca/C	93	24.2%	(—)%
PreTSL XXIII	C-FP	1,535	811	(724)	Ca/C	93	24.2	—
I-PreTSL I	B-1	770	770	—	NR/CCC	14	17.3	7.78
I-PreTSL I	B-2	770	770	—	NR/CCC	14	17.3	7.78
I-PreTSL I	B-3	770	770	—	NR/CCC	14	17.3	7.78
I-PreTSL II	B-3	2,700	2,700	—	NR/B	21	8.0	18.03
I-PreTSL III	B-2	870	870	—	Ba3/CCC	20	14.1	14.74
I-PreTSL III	C	620	620	—	NR/CCC	20	14.1	4.7
I-PreTSL IV	B-1	860	860	—	Ba2/B	30	—	17.67
I-PreTSL IV	B-2	860	860	—	Ba2/B	30	—	17.67
I-PreTSL IV	C	283	283	—	Caa1/CCC	30	—	11.16
Trapeza IX	B-1	860	430	(430)	Ca/CC	32	20.9	—
Total		$11,854	$10,136	$(1,718)

The market for these securities at March 31, 2014 and December 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

—	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2014;
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

The effective discount rates on an overall basis generally range from 11.38% to 16.42% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,314	$5,314

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,251	$5,251

Other real estate owned	$—	$—	$33	$33

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Mortgage banking derivatives – The Company enters into derivative financial instruments in the form of interest rate locks with potential mortgage loan borrowers. These derivative instruments are recognized as either assets or liabilities at fair value on a recurring basis in the consolidated balance sheets as indicated in the ensuing table. Commitments to deliver mortgage loans are valued at the commitment price from the investor. Interest rate lock commitments are valued at best execution prices at March 31, 2014. Fair value adjustments relating to these mortgage banking derivatives are recorded in current year earnings as a component of mortgage banking gains.

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at March 31, 2014 and December 31, 2013 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	March 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$16,386	$16,386	$—	$—	$16,386
Investment securities available-for-sale	162,525	—	161,782	743	162,525
Trading securities	7,450	—	7,450	—	7,450
Loans held for sale	570	570	—	—	570
Loans, net of allowance for loan losses	308,172	—	—	313,433	313,433
Bank-owned life insurance	15,122	15,122	—	—	15,122
Accrued interest receivable	2,075	2,075	—	—	2,075

LIABILITIES:
Demand, savings and money market deposits	$286,282	$286,282	$—	$—	$286,282
Time deposits	131,087	—	—	134,633	134,633
FHLB advances	34,500	—	—	36,413	36,413
Short-term borrowings	3,927	3,927	—	—	3,927
Subordinated debt	5,155	—	—	5,059	5,059
Accrued interest payable	276	276	—	—	276

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$12,396	$12,396	$—	$—	$12,396
Investment securities available-for-sale	160,886	—	150,750	10,136	160,886
Trading securities	7,247	—	7,247	—	7,247
Loans held for sale	656	656	—	—	656
Loans, net of allowance for loan losses	343,069	—	—	349,190	349,190
Bank-owned life insurance	15,049	15,049	—	—	15,049
Accrued interest receivable	1,675	1,675	—	—	1,675

LIABILITIES:
Demand, savings and money market deposits	$316,708	$316,708	$—	$—	$316,708
Time deposits	131,961	—	—	135,712	135,712
FHLB advances	42,600	—	—	44,746	44,746
Short-term borrowings	3,804	3,804	—	—	3,804
Subordinated debt	5,155	—	—	4,694	4,694
Accrued interest payable	290	290	—	—	290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2014:

(Amounts in thousands)
	Fair value at March 31, 2014	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$743	Discounted Cash Flow	Projected Prepayments

1) Trust preferred securities issued by banks subject to Dodd-Frank's phase-out of trust preferred securities from Tier 1 Capital.  All fixed rate within one year; variable rate at increasing intervals depending on spread.

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~11.38% to ~16.42%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	$5,314	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (7)% to (30)% Weighted average (12)%

			Liquidation Expenses (2)	Range (2)% to (26)% Weighted average (6)%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2013:

	(Amounts in thousands)
	Fair value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$10,136	Discounted Cash Flow	Projected Prepayments

1) Trust preferred securities issued by banks subject to Dodd-Frank's phase-out of trust preferred securities from Tier 1 Capital.  All fixed rate within one year; variable rate at increasing intervals depending on spread.

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~5.65% to ~17.85%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	5,251	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Weighted average (21)%

			Liquidation Expenses (2)	Weighted average (6)%

Other real estate owned	33	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income:

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three months ended March 31, 2014:

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2013	$(2,860)	$(28)
Other comprehensive income before reclassification	1,692	13
Amount reclassified from accumulated other comprehensive loss	(127)	—
Total other comprehensive income	1,565	13
Balance as of March 31, 2014	$(1,295)	$(15)

Balance as of December 31, 2012	$(1,707)	$—
Other comprehensive loss before reclassification	400	—
Amount reclassified from accumulated other comprehensive income	—	—
Total other comprehensive income	400	—
Balance as of March 31, 2013	$(1,307)	$—

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

(Amounts in thousands)
THREE MONTHS ENDED
March 31, 2014
	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income:
Unrealized gains on available-for-sale securities	$(193)	Investment securities gains, net
	66	Federal income tax expense
	$(127)	Net of tax

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. There was no expense recorded for the quarter ended March 31, 2014, with a $13,000 credit to other comprehensive income and $6,000 expensed in the quarter ended March 31, 2013. The total accumulated liability at March 31, 2014 was $601,000 and $614,000 at December 31, 2013.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	MARCH 31, 2014			DECEMBER 31, 2013			MARCH 31, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits and other assets	$5,673	$5	0.30%	$8,579	$8	0.32%	$11,006	$6	0.19%
Investment securities available for sale (1) (2) (3)	163,763	1,226	3.00%	166,805	1,199	2.88%	185,126	1,130	2.45%
Trading securities (1) (2)	7,360	103	5.59%	7,219	84	4.68%	—	—	—
Loans (1) (2) (3)	332,133	4,098	4.97%	316,313	4,040	5.09%	331,514	4,069	4.94%
Total interest-earning assets	508,929	$5,432	4.29%	498,916	$5,331	4.26%	527,646	$5,205	3.97%
Cash and due from banks	7,096			7,375			7,593
Bank premises and equipment	6,644			6,759			6,605
Other assets	18,148			16,558			16,169
Total non-interest-earning assets	31,888			30,692			30,367
Total assets	$540,817			$529,608			$558,013

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$94,991	$42	0.18%	$90,690	$42	0.18%	$96,972	$51	0.22%
Savings	114,976	16	0.06%	114,431	17	0.06%	121,437	23	0.08%
Time	129,700	373	1.17%	133,625	417	1.24%	148,433	509	1.39%
Total interest-bearing deposits	339,667	431	0.51%	338,746	476	0.56%	366,842	583	0.64%
Other borrowings	49,614	291	2.37%	41,344	293	2.82%	47,727	305	2.59%
Subordinated debt	5,155	22	1.71%	5,155	23	1.73%	5,155	23	1.75%
Total interest-bearing liabilities	394,436	$744	0.76%	385,245	$792	0.81%	419,724	$911	0.88%
Demand deposits	86,105			87,776			84,427
Other liabilities	9,286			7,060			4,382
Shareholders' equity	50,990			49,527			49,480
Total liabilities and shareholders' equity	$540,817			$529,608			$558,013
Net interest income		$4,688			$4,539			$4,294
Net interest rate spread (4)			3.53%			3.45%			3.09%
Net interest margin (5)			3.70%			3.63%			3.27%
Ratio of interest-earning assets to interest-bearing liabilities			1.29			1.30			1.26
(1)	Includes both taxable and tax exempt investment securities available-for-sale and loans and tax exempt trading securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans, investments available for sale and trading securities was $10,000, $171,000 and $34,000, respectively, for March 31, 2014; $11,000, $131,000 and $60,000, respectively, for December 31, 2013; and $10,000, $150,000 and $0, respectively, for March 31, 2013.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2014	2013	2013	2013	2013
SUMMARY OF OPERATIONS
Total interest income	$5,217	$5,129	$4,948	$4,938	$5,045
Total interest expense	(744)	(792)	(843)	(858)	(911)
NET INTEREST INCOME (NII)	4,473	4,337	4,105	4,080	4,134
Provision for loan losses	(150)	(150)	(150)	(150)	(200)
NII after loss provision	4,323	4,187	3,955	3,930	3,934
Investment security gains (losses) including impairment losses	193	(1,957)	386	152	—
Mortgage banking gains	81	56	109	638	688
Other income	777	755	746	590	583
Total non-interest expense	(3,623)	(3,966)	(4,467)	(4,307)	(4,140)
Income (loss) before tax expense (benefit)	1,751	(925)	729	1,003	1,065
Federal income tax expense (benefit)	419	(463)	112	204	235
Net income (loss)	$1,332	$(462)	$617	$799	$830

PER COMMON SHARE DATA (1)
Net income (loss)	$0.29	$(0.11)	$0.14	$0.18	$0.18
Book value	11.55	10.94	10.85	10.80	11.17

BALANCE SHEET DATA
Assets	$525,926	$556,918	$536,577	$537,809	$546,467
Investments	162,525	160,886	150,943	165,875	176,009
Trading securities	7,450	7,247	7,159	6,952	—
Loans	312,223	346,833	314,927	301,912	297,463
Allowance for loan losses	4,051	3,764	3,943	4,145	3,891
Loans held for sale	570	656	5,939	14,458	16,628
Deposits	417,369	448,669	427,471	430,970	441,010
Borrowings	38,427	46,404	47,522	45,683	45,015
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders' equity	52,309	49,535	49,145	48,886	50,570

AVERAGE BALANCES
Assets	$540,817	$529,608	$532,905	$542,259	$558,013
Investments	163,763	166,805	172,136	179,021	185,126
Trading securities	7,360	7,219	7,044	6,996	—
Loans	331,489	314,171	304,350	299,504	307,568
Loans held for sale	644	2,142	10,276	11,904	23,946
Deposits	425,772	426,522	428,817	435,937	451,269
Borrowings	49,614	41,344	43,210	44,307	47,727
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders' equity	50,990	49,527	48,326	50,478	49,480

ASSET QUALITY RATIOS
Loan charge-offs	$(147)	$(367)	$(448)	$(31)	$(176)
Recoveries on loans	284	38	96	135	42
Net recoveries (charge-offs)	$137	$(329)	$(352)	$104	$(134)
Net recoveries (charge-offs) as a percentage of average total loans	0.17%	(0.42)%	(0.46)%	0.14%	(0.17)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.06%	0.54%	0.99%	1.04%	1.15%
Nonperforming loans	$5,903	$6,120	$4,701	$4,804	$5,453
Nonperforming securities	303	1,203	1,030	1,010	743
Other real estate owned	—	33	33	87	324
Total nonperforming assets	$6,206	$7,356	$5,764	$5,901	$6,520
Nonperforming assets as a percentage of:
Total assets	1.18%	1.32%	1.07%	1.10%	1.19%
Equity plus allowance for loan losses	11.01	13.80	10.84	11.11	11.95
Tier I capital	10.95	13.39	10.18	10.40	11.68

FINANCIAL RATIOS
Return on average equity	10.45%	(3.73)%	5.11%	6.33%	6.71%
Return on average assets	0.99	(0.35)	0.46	0.59	0.59
Efficiency ratio	65.31	74.33	86.78	78.59	74.55
Effective tax rate	23.93	(0.50)	15.36	20.34	22.07
Net interest margin	3.70	3.63	3.42	3.34	3.27
(1)	Earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

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

Analysis of Assets and Liabilities for the First Three Months

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $490.9 million at March 31, 2014, a decrease of 5.5% from the December 31, 2013 balance of $519.7 million. The decrease from December 31, 2013 was mainly due to the following: an increase in deposits at the Federal Reserve of $4.0 million, an increase in investment securities available for sale of $1.6 million offset by $27.5 million of 60-day loans redeemed during the first quarter of 2014. Total assets of $525.9 million at March 31, 2014 reflect a decrease of 5.6% from December 31, 2013 asset total of $556.9 million.

Total cash and cash equivalents increased by $4.0 million from year-end.

At March 31, 2014, the investment securities available-for-sale portfolio was $162.5 million compared to $160.9 million at December 31, 2013, an increase of $1.6 million, or 1.0%. Investment securities represented 33.1% of earning assets at March 31, 2014, compared to 31.0% at December 31, 2013. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment securities available-for-sale portfolio represented 38.9% of each deposit dollar at March 31, 2014, up from 35.9% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses of $1.3 million at March 31, 2014, a decrease of $1.6 million compared to net unrealized losses of $2.9 million at December 31, 2013.

The Company has an investment in trading securities of $7.5 million at March 31, 2014, with $7.2 million at December 31, 2013. This modest allocation of the securities portfolio into obligations of state and political subdivisions and cash equivalent instruments is intended to diversify the earnings of the portfolio.

Loans held for sale decreased to $570,000 at March 31, 2014 compared $656,000 at December 31, 2013. The variance is reflective of the recent decline in mortgage banking volume.

Total loans at March 31, 2014 were $312.2 million compared to $346.8 million at December 31, 2013, a 10.0% decrease. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin.

Total loans net of the allowance for losses at March 31, 2014 decreased by $34.9 million from December 31, 2013. Total gross loans as a percentage of earning assets stood at 63.6% as of March 31, 2014 and 66.7% as of December 31, 2013. The total loan-to-deposit ratio was 74.8% at March 31, 2014 and 77.3% at December 31, 2013. The decrease in loan balances from year-end was, as stated previously, due in part to 60-day term commercial loans for a total of $27.6 million that closed in December 2013 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2014.

At March 31, 2014, the loan loss allowance of $4.1 million represented approximately 1.30% of outstanding loans. The loan loss allowance at December 31, 2013 of $3.8 million represented approximately 1.09% of outstanding loans, or 1.18% excluding the 60-day term loans to which none of the allowance is allocated.

During the first three months, loan charge-offs were $147,000 in 2014 compared to $176,000 for the same period in 2013, while the recovery of previously charged-off loans amounted to $284,000 in 2014 and $42,000 in 2013. The net recoveries represent 0.17% of average loans for 2014 and the net charge-offs represent 0.17% for the same period in 2013. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management.

Despite less than favorable economic conditions over the past several years, the Company has been able to grow its loan portfolio without experiencing any substantive deterioration in credit quality.  Nonaccrual loans declined to $1.9 million at March 31, 2014, or 0.59%, of loans, versus $1.9 million, or 0.56%, of loans at December 31, 2013.

Bank-owned life insurance had a cash surrender value of $15.1 million at March 31, 2014 and $15.0 million at December 31, 2013.

Other assets decreased to $9.1 million at March 31, 2014 from $10.9 million at December 31, 2013. Included in other assets is deferred taxes of $4.2 million and $5.5 million as of March 31, 2014 and December 31, 2013, respectively, and Federal income tax receivable of $1.2 million as of December 31, 2013.

At March 31, 2014, a $1.8 million, and at December 31, 2013, a $1.9 million investment in a partnership fund is included in other assets with an offsetting $1.8 million for both periods in other liabilities, which is the commitment to fund this affordable housing investment.

Noninterest-bearing deposits measured $87.2 million at March 31, 2014 compared to $89.9 million at December 31, 2013. Interest-bearing deposits decreased $28.6 million to $330.2 million at March 31, 2014 from $358.8 million at December 31, 2013. The decrease in interest-bearing deposits from year end is due mainly to segregated money market deposit accounts with the Bank which fully collateralized $27.6 million in 60-day term commercial loans that closed in December 2013. The loans matured and the deposits withdrew the first quarter of 2014.

Federal Home Loan Bank advances and short-term borrowings decreased to $38.4 million at March 31, 2014 from $46.4 million at December 31, 2013. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period.

Other liabilities measured $12.7 million at March 31, 2014 and $7.2 million at December 31, 2013. The increase at March 31, 2014 is due to $5.5 million in security purchases to settle.

The Company improved its capital levels in the first quarter of 2014. The Company’s total shareholders’ equity measured $52.3 million at March 31, 2014 and $49.5 million on December 31, 2013. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures. The Company’s total risk-based capital is $22.7 million in excess of the 10% threshold for the Company to be well-capitalized.

In October 2012, the Company announced the reinstatement of a cash dividend reflecting the growing confidence supported by stable core earnings, increasing loan production, and restored capital levels. Cash dividends of $.03 per share were paid to shareholders of record to date in 2014. Cash dividends of $0.12 per share were paid to shareholders of record in 2013. At April 30, 2014, the Company announced an increase in the cash dividend to $0.05 per share.

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

The Company met all capital adequacy requirements to which it was subject as of March 31, 2014 and December 31, 2013, as supported by the data in the following table. As of those dates, the Company met the capital requirements to be deemed “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio Requirements:
	March 31, 2014	December 31, 2013	Well Capitalized	Adequately Capitalized
Tier I capital to risk-weighted assets	14.89%	13.26%	6.00%	4.00%
Total risk-based capital to risk-weighted assets	15.98%	14.19%	10.00%	8.00%
Tier I capital to average assets	10.48%	10.35%	5.00%	4.00%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at March 31, 2014 and December 31, 2013. Management considers these excesses to be adequate with regard to the risks inherent in the balance sheet.

	(Amounts in thousands)
	March 31, 2014	December 31, 2013
Tier 1 Capital	$56,665	$54,927
Tier 2 Capital	4,134	3,847
QUALIFYING CAPITAL	$60,799	$58,774
Risk-Adjusted Total Assets*	$380,572	$414,230
Tier 1 Risk- Based Capital Excess	$33,831	$30,073
Total Risk- Based Capital Excess	22,742	17,351
Total Leverage Capital Excess	29,621	27,883

* Includes off-balance sheet exposures

Total assets for leverage capital purposes is calculated as average assets less disallowed deferred tax assets and the net unrealized market value adjustment of investment securities available-for-sale, which averaged $542.8 million and $530.9 million for the quarters ended March 31, 2014 and December 31, 2013, respectively.

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

Core earnings, which exclude certain other non-recurring items, increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Core earnings for the first three months of 2014 were $1.2 million, or $0.27 per share, compared to $876,000, or $0.19 per share for the first three months of 2013.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	THREE MONTHS ENDED
	March 31,
	2014	2013
GAAP earnings	$1,332	$830
Investment gains not in the ordinary course of business (net of tax)*	(127)	—
Expenses related to reorganization (net of tax)**	—	46
Core earnings	$1,205	$876
Core earnings per share	$0.27	$0.19
*  Sale of securities due to Volcker Rule

** Retail branch staff realignment and middle management restructure.

Analysis of Net Interest Income – Three months ended March 31, 2014 and 2013

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.7 million for March 31, 2014 and $4.3 million for March 31, 2013. The resulting net interest margin was 3.70% for March 31, 2014 and 3.27% for March 31, 2013.

The increase in interest income, on a fully taxable equivalent basis, of $227,000 is the product of a 32 basis point increase in interest rates earned offset somewhat by a 3.5% year-over-year decrease in average earning assets. The decrease in interest expense of $167,000 was a product of a 12 basis point decrease in rates paid and a 6.0% decrease in average interest-bearing liabilities. The net result was a 9.2% increase in net interest income on a fully taxable equivalent basis, and a 43 basis point increase in the Company’s net interest margin on a slightly smaller asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale increased by $96,000, or 8.5%. The average invested balances in these securities decreased by $21.4 million, or 11.5%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 55 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans. The Company began operating a trading account in the second quarter of 2013. The average balance of trading securities was $7.4 million at March 31, 2014 with resulting income on a fully taxable equivalent basis of $103,000. No trading securities were held at March 31, 2013.

On a fully taxable equivalent basis, income on loans increased by $29,000, or 0.7%, for March 31, 2014 compared to the same period in 2013. A $619,000 increase in the average balance of the loan portfolio, or 0.2%, was accompanied by a 3 basis point increase in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $1,000, or 16.7%, from the same period a year ago. The average balance of interest-earning deposits decreased by $5.3 million, or 48.5%. The yield increased by 11 basis points from 2013 to 2014. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn by customers affecting primarily the time deposit category. Average interest-bearing demand deposits and money market accounts decreased by $2.0 million, or 2.0%, for the three months ended March 31, 2014 compared to the same period of 2013, while average savings balances decreased by $6.5 million, or 5.3%. Total interest paid on interest-bearing demand deposits and money market accounts was $42,000, a $9,000 decrease from last year. The average rate paid on these products decreased by 4 basis points. Total interest paid on savings accounts was $16,000, a $7,000 decrease from 2013. The average rate paid on savings accounts decreased by 2 basis points. The average balance of time deposit products decreased by $18.7 million, or 12.6%, as the average rate paid decreased by 22 basis points, from 1.39% to 1.17%. Interest expense decreased on time deposits by $136,000 from the prior year. Customers are opting for more liquid accounts versus time deposits in this low rate environment. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt increased by $1.9 million while the average rate paid on borrowings decreased by 20 basis points. Management has paid down long-term borrowings at their respective maturity dates using current liquidity and continues to utilize short-term borrowings to bridge liquidity gaps.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $1.9 million (par value) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2014 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2014. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 11.38% to 16.42% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.40 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.35 to $0.44.

The Company considered all information available as of March 31, 2014 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. The FDIC has recently indicated that there are many financial institutions still considered troubled banks even after the numerous failures in the past three years. The Company did not recognize any credit related impairment in the first three months of 2014 or 2013. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2014 or later.

Analysis of Provision, Non-Interest Income, Non-Interest Expense and Federal Income Tax for the First Three Months

During the first three months of both 2013 and 2014, the amount charged to operations as a provision for loan loss was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2013 and 2014, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. For the three months ended March 31, 2014, the provision for loan losses was $150,000 along with net recoveries of $137,000. For the same period in 2013, the provision was $200,000, which substantially exceeded net charge-offs of $134,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and impairment losses, decreased by $413,000, or 32.5%, for March 31, 2014 compared to March 31, 2013. After gains on investment securities and impairment losses, non-interest income decreased by $220,000, or 17.3%, in the first quarter of 2014 compared to the first quarter of 2013.

The wholesale mortgage unit, CSB Mortgage Company, which was formed in 2011 specifically as a result of strategic initiatives aimed at improving overall profitability, saw mortgage banking gains reach $688,000 at March 31, 2013. The application volume driving the revenues declined substantially in 2013. The persistent rise in mortgage rates that began in May 2013 caused the Company’s application volume to decline. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail origination were closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume. The result is a decrease in mortgage banking gains of $607,000 to $81,000 at March 31, 2014.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $193,000 in the first quarter of 2014 from year ago levels. The Company sold ten trust preferred securities (including all of the nine iTruPS) accounting for the entire gain.

Fees for customer services decreased by $9,000, or 1.9%, driven by customer activities. Trading income of $126,000 was recorded in 2014, with none in 2013, and $81,000 in wealth management income was recorded in 2014, compared to $25,000 in 2013. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third party marketing and sales support provider. As assets under management grow, fee income paid by the third party provider of non-deposit investment products will continue to enhance non-interest income revenue. Other sources of non-interest income increased by $33,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first three months were $3.6 million in 2014 compared to $4.1 million in 2013, a decrease of $517,000, or 12.5%.

During the first three months of 2014, expenditures for salaries and employee benefits decreased by $284,000, or 11.5%, from the similar period a year ago. Much of this decrease is due to branch restructuring initiatives and the strategic decision management made during the third quarter of 2013 to close the wholesale mortgage operations discussed above. Full time equivalent employment averaged 151 during the first three months of 2014 and 169 during the first three months of 2013.

All other expense categories decreased by 14.0%, or $233,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The majority of these decreases relate to the restructuring and curtailment of wholesale mortgage operations. This also contributed to an improvement in the efficiency ratio from 74.6% for the first quarter of 2013 to 65.3% for the first quarter of 2014.

The effective tax rate for the first three months was 23.9% in 2014 and 22.1% in 2013, resulting in income tax expense of $419,000 in 2014 and $235,000 in 2013. These effective rates are normalized tax rates based on the current rate of profitability and tax free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	March 31, 2014
	Balance	%
Provision at statutory rate	$595	34.0
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(25)	(1.4)
Tax effect of non-taxable interest income	(160)	(9.2)
Tax effect of non-deductible expense	9	0.5
Federal income taxes	$419	23.9

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

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At March 31, 2014, the Bank had $1 million of deposits in the CDARS® program, and had $3.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At March 31, 2014, the Bank had approximately $30.1 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $3.5 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $25.8 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At March 31, 2014, there was a $6.0 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of March 31, 2014. Unpledged securities of $40.1 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at March 31, 2014 is $5.5 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Company had cash of $163,000 at March 31, 2014 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses.

Cash and cash equivalents decreased from $29.2 million at March 31, 2013 and increased from $12.4 million at December 31, 2013 to $16.4 million at March 31, 2014, as the Company strives to be fully invested, minimizing on balance sheet liquidity.  The large decrease from March 31, 2013 is due to a $14.8 million decrease in deposits at the Federal Reserve Bank used to fund earning assets.

The following table details the cash flows from operating activities for the three months ended:

	(Amounts in thousands)
	March 31,
	2014	2013
Net income	$1,332	$830
Adjustments to reconcile net income to net cash flowsfrom operating activities:
Depreciation, amortization and accretion	575	921
Provision for loan loss	150	200
Investment securities gains	(193)	—
Other real estate gains	(19)	—
Originations of mortgage banking loans held for sale	(2,813)	(102,144)
Proceeds from the sale of mortgage banking loans	2,980	110,960
Net mortgage banking income	(81)	(688)
Increase in trading account	(203)	—
Earnings on bank-owned life insurance	(73)	(120)
Proceeds from IRS refund	1,065	933
Changes in:
Deferred taxes	414	389
Other assets and liabilities	(467)	(366)
Net cash flows from operating activities	$2,667	$10,915

Key variations stem from: 1) Provision for loan losses decreased by $50,000 in 2014 from 2013.  2) Gains were recognized on the sale of available for sale investments of $193,000 with none recognized in the same period of 2013 due to the sale of the iTruPS. 3) In 2014 a refund of 1.1 million was received from the IRS and in 2013, a refund of $933,000 was received from the IRS. 4) Loans held for sale decreased by $86,000 in 2014 compared to a decrease of $8.1 million in 2013 due to the impact of interest rates on activity of mortgage banking and the exit from wholesale operations in September 2013. 5) A purchase of trading securities was made in April 2013 for $7.0 million resulting in an increase in value in 2014 of $203,000. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2014 and 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Form 10-K for the year ended December 31, 2013.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock—There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2014.

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

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May 14, 2014
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: May 14, 2014
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)