Form 10-Q
period 2014-06-30
CORTLAND BANCORP INC
filed 2014-08-12
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,527,848 Shares August 5, 2014

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$8,944	$8,271
Interest-earning deposits	2,774	4,125
Total cash and cash equivalents	11,718	12,396
Investment securities available-for-sale (Note 3)	170,913	160,886
Trading securities (Note 3)	7,679	7,247
Loans held for sale	56	656
Total loans (Note 4)	316,567	346,833
Less allowance for loan losses (Note 4)	(4,134)	(3,764)
Net loans	312,433	343,069
Premises and equipment	6,608	6,676
Bank-owned life insurance	16,815	15,049
Other assets	8,195	10,939
Total assets	$534,417	$556,918

LIABILITIES
Noninterest-bearing deposits	$92,178	$89,905
Interest-bearing deposits	332,887	358,764
Total deposits	425,065	448,669
Short-term borrowings	3,780	3,804
Federal Home Loan Bank advances - short term	5,000	8,100
Federal Home Loan Bank advances - long term	34,500	34,500
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	6,514	7,155
Total liabilities	480,014	507,383

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2014 and 2013; outstanding shares, 4,527,848 in 2014 and 2013	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	13,510	11,502
Accumulated other comprehensive loss	(28)	(2,888)
Treasury stock, at cost, 200,419 shares in 2014 and 2013	(3,553)	(3,553)
Total shareholders’ equity	54,403	49,535
Total liabilities and shareholders’ equity	$534,417	$556,918

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$3,961	$3,925	$8,049	$7,984
Interest and dividends on investment securities:
Taxable interest	681	617	1,364	1,265
Nontaxable interest	441	350	854	652
Dividends	35	36	63	66
Other interest income	5	10	10	16
Total interest income	5,123	4,938	10,340	9,983
INTEREST EXPENSE
Deposits	414	527	845	1,110
Other short-term borrowings	—	1	1	2
Federal Home Loan Bank advances - short term	36	20	139	35
Federal Home Loan Bank advances - long term	254	288	441	577
Subordinated debt	22	22	44	45
Total interest expense	726	858	1,470	1,769
Net interest income	4,397	4,080	8,870	8,214
PROVISION FOR LOAN LOSSES	150	150	300	350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,247	3,930	8,570	7,864
NON-INTEREST INCOME
Fees for customer services	484	455	943	898
Investment securities available-for-sale gains - net	—	152	193	152
Trading security gains (losses), net	141	(51)	267	(51)
Mortgage banking gains	117	638	198	1,326
Other real estate gains - net	19	13	19	13
Earnings on bank-owned life insurance	88	99	161	183
Wealth management income	84	40	165	65
Other non-interest income	14	34	52	64
Total non-interest income	947	1,380	1,998	2,650
NON-INTEREST EXPENSES
Salaries and employee benefits	2,306	2,545	4,500	5,023
Net occupancy and equipment expense	466	478	947	928
State and local taxes	85	140	170	279
FDIC insurance expense	83	110	158	198
Professional fees	233	199	405	414
Other operating expenses	736	835	1,352	1,604
Total non-interest expenses	3,909	4,307	7,532	8,446
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,285	1,003	3,036	2,068
Federal income tax expense	246	204	665	439
NET INCOME	$1,039	$799	$2,371	$1,629
EARNINGS PER SHARE	$0.23	$0.18	$0.52	$0.36
CASH DIVIDENDS DECLARED PER SHARE	$0.05	$0.03	$0.08	$0.06

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net income	$1,039	$799	$2,371	$1,629
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,923	(3,368)	4,487	(2,763)
Tax effect	(654)	1,144	(1,526)	939
Reclassification adjustment for net gains realized in net income	—	(152)	(193)	(152)
Tax effect	—	52	66	52
Total securities available for sale	1,269	(2,324)	2,834	(1,924)
Change in post-retirement obligations	13	(23)	26	(23)
Total other comprehensive income (loss)	1,282	(2,347)	2,860	(1,947)
Total comprehensive income (loss)	$2,321	$(1,548)	$5,231	$(318)

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
SIX MONTHS ENDED June 30, 2013

Balance at December 31, 2012	$23,641	$20,850	$10,262	$(1,707)	$(3,594)	$49,452
Net income	—	—	1,629	—	—	1,629
Other comprehensive loss, net of tax	—	—	—	(1,947)	—	(1,947)
Cash dividend declared ($0.06 per share)	—	—	(272)	—	—	(272)
Treasury shares reissued (2,333 shares)	—	(17)	—	—	41	24
Balance at June 30, 2013	$23,641	$20,833	$11,619	$(3,654)	$(3,553)	$48,886

SIX MONTHS ENDED June 30, 2014

Balance at December 31, 2013	$23,641	$20,833	$11,502	$(2,888)	$(3,553)	$49,535
Net income	—	—	2,371	—	—	2,371
Other comprehensive income, net of tax	—	—	—	2,860	—	2,860
Cash dividend declared ($0.08 per share)	—	—	(363)	—	—	(363)
Balance at June 30, 2014	$23,641	$20,833	$13,510	$(28)	$(3,553)	$54,403

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013
Net cash flow from operating activities	$4,370	$8,473
Cash flow from investing activities
Purchases of available-for-sale securities	(26,810)	(23,113)
Proceeds from sale of securities	10,237	12,452
Proceeds from call, maturity and principal payments on securities	10,173	25,249
Net decrease in loans made to customers	30,279	15,106
Proceeds from disposition of other real estate	52	305
Purchases of bank-owned life insurance	(1,605)	(714)
Purchases of premises and equipment	(283)	(621)
Net cash flow from investing activities	22,043	28,664
Cash deficit from financing activities
Net decrease in deposit accounts	(23,604)	(45,931)
Net change in short-term borrowings	(124)	(368)
Net change in Federal Home Loan Bank advances - short term	(3,000)	—
Dividends paid	(363)	(272)
Treasury shares reissued	—	24
Net cash deficit from financing activities	(27,091)	(46,547)
Net change in cash and cash equivalents	(678)	(9,410)
Cash and cash equivalents
Beginning of period	12,396	27,577
End of period	$11,718	$18,167
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,490	$1,807
Transfer of loans to other real estate owned	$57	$234

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2013, included in our Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$104	$3	$—	$107
U.S. Government agencies and corporations	8,603	108	103	8,608
Obligations of states and political subdivisions	49,925	1,319	461	50,783
U.S. Government-sponsored mortgage-backed securities	89,343	831	855	89,319
U.S. Government-sponsored collateralized mortgage obligations	18,259	137	29	18,367
Trust preferred securities	1,668	—	988	680
Total debt securities	167,902	2,398	2,436	167,864
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$170,951	$2,398	$2,436	$170,913

	(Amounts in thousands)
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$107	$5	$—	$112
U.S. Government agencies and corporations	9,259	—	312	8,947
Obligations of states and political subdivisions	44,575	467	1,507	43,535
U.S. Government-sponsored mortgage-backed securities	79,255	644	1,877	78,022
U.S. Government-sponsored collateralized mortgage obligations	17,120	105	140	17,085
Trust preferred securities	11,854	—	1,718	10,136
Total debt securities	162,170	1,221	5,554	157,837
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$165,219	$1,221	$5,554	$160,886

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

At June 30, 2014, trading securities of $7.7 million are an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. There were $7.2 million held at December 31, 2013. Unrealized gains and losses on trading securities at June 30, 2014 were $49,600 and $5,500, respectively, compared to $51,800 and $3,100, respectively, at December 31, 2013. Total net unrealized gains of $44,100 for the six months ended June 30, 2014 and realized gains of $222,900 are included in the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$234	$239
Due after one year through five years	1,866	1,895
Due after five years through ten years	15,776	15,987
Due after ten years	42,424	42,057
Total	60,300	60,178
U.S. Government-sponsored mortgage-backed and related securities	107,602	107,686
Total debt securities	$167,902	$167,864

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2014	2013	2014	2013
Proceeds on securities sold	$—	$2,000	10,237	7,000
Gross realized gains	—	177	637	177
Gross realized losses	—	(25)	444	(25)

Investment securities with a carrying value of approximately $118.5 million at June 30, 2014 and $108.5 million at December 31, 2013 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of available for sale securities with unrealized losses and an aging of those unrealized losses at June 30, 2014:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$336	$1	$1,884	$102	$2,220	$103
Obligations of states and political subdivisions	608	1	10,449	460	11,057	461
U.S. Government-sponsored mortgage-backed securities	9,479	51	38,155	804	47,634	855
U.S. Government-sponsored collateralized mortgage obligations	4,539	15	3,000	14	7,539	29
Trust preferred securities	—	—	680	988	680	988
Total	$14,962	$68	$54,168	$2,368	$69,130	$2,436

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

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no impairment loss recognized in the three or six months ended June 30, 2014 or June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$140	$351	$2,305	$351
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Sale of debt securities	—	—	(2,165)	—
Credit losses on debt securities for which other-than-temporary
Sale of debt securities	—	—	—	—
Ending balance	$140	$351	$140	$351

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

The disallowed iTruPS consisted of nine positions with an amortized cost of $10.5 million at December 31, 2013.  Because the Company could no longer hold the securities until their anticipated recovery, an OTTI had to be recognized for the entire amount of unrealized loss as of December 31, 2013.  The fair value of the iTruPS as determined by the discounted cash flow model used by the Company aggregated to $8.5 million.  The resulting OTTI charge of approximately $2.0 million was included in the Consolidated Statements of Income in 2013. In February 2014, the Company completed the sale of all nine of the disallowed investments.

At June 30, 2014 and December 31, 2013, there were $251,000 and $1.2 million, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of one of its two investments in trust preferred securities at June 30, 2014. As a result of the delay in the collection of interest payments, management placed this security in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. The remaining trust preferred security is in accrual status.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	June 30, 2014		December 31, 2013
	Balance	%	Balance	%
Commercial	$46,253	14.6	$73,643	21.2
Commercial real estate	205,594	64.9	206,744	59.6
Residential real estate	40,569	12.8	42,288	12.2
Consumer - home equity	19,560	6.2	19,510	5.6
Consumer - other	4,591	1.5	4,648	1.4
Total loans	$316,567		$346,833

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

THREE MONTHS ENDED	(Amounts in thousands)
June 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$684	$2,897	$293	$90	$87	$4,051
Loan charge-offs	—	—	(19)	(39)	(34)	(92)
Recoveries	—	—	1	3	21	25
Net loan recoveries (charge-offs)	—	—	(18)	(36)	(13)	(67)
Provision charged to operations	65	(6)	20	46	25	150
Balance at end of period	$749	$2,891	$295	$100	$99	$4,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
June 30, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$619	$2,738	$334	$107	$93	$3,891
Loan charge-offs	—	—	(5)	—	(26)	(31)
Recoveries	112	3	4	4	12	135
Net loan recoveries (charge-offs)	112	3	(1)	4	(14)	104
Provision charged to operations	(180)	294	7	16	13	150
Balance at end of period	$551	$3,035	$340	$127	$92	$4,145
SIX MONTHS ENDED	(Amounts in thousands)
June 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$593	$2,638	$356	$88	$89	$3,764
Loan charge-offs	(112)	—	(19)	(39)	(69)	(239)
Recoveries	262	—	2	8	37	309
Net loan recoveries (charge-offs)	150	—	(17)	(31)	(32)	70
Provision charged to operations	6	253	(44)	43	42	300
Balance at end of period	$749	$2,891	$295	$100	$99	$4,134

	(Amounts in thousands)
June 30, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$639	$2,616	$343	$123	$104	$3,825
Loan charge-offs	(1)	(72)	(79)	—	(55)	(207)
Recoveries	116	3	5	9	44	177
Net loan recoveries (charge-offs)	115	(69)	(74)	9	(11)	(30)
Provision charged to operations	(203)	488	71	(5)	(1)	350
Balance at end of period	$551	$3,035	$340	$127	$92	$4,145

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended June 30, 2014 and December 31, 2013:

	(Amounts in thousands)
June 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35	$250	$—	$—	$—	$285
Collectively evaluated for impairment	714	2,641	295	100	99	3,849
Total ending allowance balance	$749	$2,891	$295	$100	$99	$4,134
Loan Portfolio:
Individually evaluated for impairment	$248	$5,766	$—	$—	$—	$6,014
Collectively evaluated for impairment	46,005	199,828	40,569	19,560	4,591	310,553
Total ending loans balance	$46,253	$205,594	$40,569	$19,560	$4,591	$316,567

	(Amounts in thousands)
December 31, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$50	$251	$—	$—	$—	$301
Collectively evaluated for impairment	543	2,387	356	88	89	3,463
Total ending allowance balance	$593	$2,638	$356	$88	$89	$3,764
Loan Portfolio:
Individually evaluated for impairment	$418	$5,134	$—	$—	$—	$5,552
Collectively evaluated for impairment	73,225	201,610	42,288	19,510	4,648	341,281
Total ending loans balance	$73,643	$206,744	$42,288	$19,510	$4,648	$346,833

The decrease in commercial loan balances from year-end was due in part to 60-day term commercial loans for a total of $27.6 million that closed in December 2013 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2014. The increase in the allowance for the commercial and commercial real estate categories is due to increases in substandard and special mention loans as shown in the following tables.

The following tables represent credit exposures by internally assigned grades for June 30, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of credit quality indicators by internally assigned grade as of June 30, 2014 and December 31, 2013:

	(Amounts in thousands)
	Commercial	Commercial real estate
June 30, 2014
Pass	$42,271	$188,273
Special Mention	3,707	10,489
Substandard	275	6,832
Doubtful	—	—
Ending Balance	$46,253	$205,594

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2013
Pass	$72,562	$192,604
Special Mention	626	9,158
Substandard	455	4,982
Doubtful	—	—
Ending Balance	$73,643	$206,744

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following table is a summary of consumer credit exposure as of June 30, 2014 and December 31, 2013:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
June 30, 2014
Performing	$39,085	$19,297	$4,580
Nonperforming	1,484	263	11
Total	$40,569	$19,560	$4,591

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2013
Performing	$41,807	$19,438	$4,632
Nonperforming	481	72	16
Total	$42,288	$19,510	$4,648

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no loans modified as TDRs for the three and six months ended June 30, 2014. There were no TDRs approved in the twelve months period preceding June 30, 2014 that subsequently defaulted in the periods presented.

	(Dollar amounts in thousands)
	Three Months Ended				Six Months Ended
	June 30, 2013				June 30, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial	1	$44	$44	$—	1	$44	$44	$—
Commercial real estate	2	650	650	—	2	650	650	—
Total restructured loans	3	$694	$694	$—	3	$694	$694	$—
Subsequently defaulted	—	$—			—	$—

The following table is an aging analysis of the recorded investment of past due loans as of June 30, 2014 and December 31, 2013:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2014
Commercial	$10	$14	$24	$48	$46,205	$46,253	$—
Commercial real estate	—	298	1,284	1,582	204,012	205,594	—
Residential real estate	55	1,357	320	1,732	38,837	40,569	—
Consumer:
Consumer - home equity	159	—	119	278	19,282	19,560	—
Consumer - other	15	—	11	26	4,565	4,591	—
Total	$239	$1,669	$1,758	$3,666	$312,901	$316,567	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2013
Commercial	$—	$—	$30	$30	$73,613	$73,643	$—
Commercial real estate	—	—	1,136	1,136	205,608	206,744	—
Residential real estate	—	201	380	581	41,707	42,288	—
Consumer:
Consumer - home equity	—	7	65	72	19,438	19,510	—
Consumer - other	29	—	16	45	4,603	4,648	—
Total	$29	$208	$1,627	$1,864	$344,969	$346,833	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2014 and December 31, 2013. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and six months ended June 30, 2014 and 2013.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2014
With no related allowance recorded:
Commercial	$213	$213	$—
Commercial real estate	4,210	4,920	—
With an allowance recorded:
Commercial	35	35	35
Commercial real estate	1,556	1,556	250
Total:
Commercial	$248	$248	$35
Commercial real estate	$5,766	$6,476	$250

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded:
Commercial	$320	$320	$—
Commercial real estate	3,554	3,554	—
With an allowance recorded:
Commercial	98	98	50
Commercial real estate	1,580	1,580	251
Total:
Commercial	$418	$418	$50
Commercial real estate	$5,134	$5,134	$251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2014
With no related allowance recorded:
Commercial	$215	$4	$219	$10
Commercial real estate	4,030	43	3,849	88
With an allowance recorded:
Commercial	73	—	84	-
Commercial real estate	1,561	28	1,569	36
Total:
Commercial	$288	$4	$303	$10
Commercial real estate	$5,591	$71	$5,418	$124

	(Amounts in thousands)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no related allowance recorded:
Commercial	$106	$—	$55	$—
Commercial real estate	1,118	8	987	11
With an allowance recorded:
Commercial	42	—	44	—
Commercial real estate	3,228	30	3,604	41
Total:
Commercial	$148	$—	$99	$—
Commercial real estate	$4,346	$38	$4,591	$52

The following table is a summary of classes of loans on non-accrual status as of June 30, 2014 and December 31, 2013:

	(Amounts in thousands)
	June 30, 2014	December 31, 2013
Commercial	$35	$98
Commercial real estate	1,786	1,279
Residential real estate	1,484	481
Consumer:
Consumer - home equity	263	72
Consumer - other	11	16
Total	$3,579	$1,946

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2014	2013	2014	2013
Net income (amounts in thousands)	$1,039	$799	$2,371	$1,629
Weighted average common shares outstanding	4,527,848	4,527,847	4,527,848	4,526,844
Earnings per share	$0.23	$0.18	$0.52	$0.36

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2014 and December 31, 2013 were 1.68% and 1.69%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

8.) Commitments:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market, forward contracts for the future sale of mortgage-backed securities and forward contracts for the future delivery of these mortgage loans are considered derivatives. The Company currently chooses to enter into individual best effort loan sale contracts for the future delivery of residential mortgage loans. These contracts are entered into at the same time that the interest rate lock is entered into with the customer, thereby eliminating the necessity of forward contracts for the future sale of mortgage-backed securities. These contracts are also considered to be derivative instruments and limit the Company’s exposure to potential movements in market interest rates.  Should levels of loan originations increase to previous levels, the Company may return to entering into forward contracts for the future delivery of mortgage loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	June 30, 2014	December 31, 2013
Commitments to extend credit:
Fixed rate	$20,430	$14,439
Variable rate	62,079	53,275
Standby letters of credit	679	670

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	June 30, 2014	December 31, 2013
Overdraft protection available on depositors' accounts	$9,680	$9,678
Balance of overdrafts included in loans	532	190
Average daily balance of overdrafts	117	115
Average daily balance of overdrafts as a percentage of available	1.21%	1.19%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at June 30, 2014 Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$107	$—	$107	$—
U.S. Government agencies and corporations	8,608	—	8,608	—
Obligations of states and political subdivisions	50,783	—	50,783	—
U.S. Government-sponsored mortgage-backed securities	89,319	—	89,319	—
U.S. Government-sponsored collateralized mortgage obligations	18,367	—	18,367	—
Trust preferred securities	680	—	—	680
Regulatory stock	3,049	3,049	—	—
Trading securities	7,679	—	7,679	—
Loans held for sale	56	56	—	—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2013 Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$112	$—	$112	$—
U.S. Government agencies and corporations	8,947	—	8,947	—
Obligations of states and political subdivisions	43,535	—	43,535	—
U.S. Government-sponsored mortgage-backed securities	78,022	—	78,022	—
U.S. Government-sponsored collateralized mortgage obligations	17,085	—	17,085	—
Trust preferred securities	10,136	—	—	10,136
Regulatory stock	3,049	3,049	—	—
Trading securities	7,247	—	7,247	—
Loans held for sale	656	656	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2014 and 2013. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$743	$8,686	$10,136	$7,612
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—	—	—
Other comprehensive income	(6)	998	730	2,070
Discount accretion (premium amortization)	—	2	7	4
Sales	—	—	(10,044)	—
Purchases, issuance, and settlements	(57)	—	(149)	—
Ending balance	$680	$9,686	$680	$9,686
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

The Company holds trust preferred securities that are backed by pooled trust preferred debt issued by banks, thrifts and insurance companies. These securities were all rated investment grade at inception. Beginning the second half of 2008 and into 2014, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, the following: guidance on fair value accounting, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions or insurance companies, ratings agency actions, or regulatory actions. As a result of changes in these and various other factors during 2009 and into 2014, Moody’s Investors Service, Fitch Ratings and Standards and Poor’s downgraded multiple trust preferred securities, including securities held by the Company. All of the trust preferred securities held by the Company are now considered to be below investment grade. The deteriorating economic, credit and financial conditions experienced in 2008 and through 2014 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities. As referenced in Note 2, Investment Securities, with the release of the Volcker Rule in December 2013, the Company could no longer support the ability to hold certain trust preferred securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

comprised of obligations issued by insurance companies. The inability to hold the investments triggered a $2.0 million OTTI recognition reflecting the estimated fair value of the securities at December 31, 2013. For the remaining bank-issued trust preferred securities, the Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of its amortized cost basis. There is a risk that subsequent evaluations could result in recognition of OTTI charges in the future. The securities had life-to-date impairment losses as presented below.

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	June 30, 2014	December 31, 2013
Total number of trust preferred securities	2	12
Par value	$1,808	$14,366

Number not considered OTTI	1	1
Par value	$808	$956

Number considered OTTI	1	11
Par value	$1,000	$13,410

Life-to-date impairment recognized in earnings	$140	$2,305
Life-to-date impairment recognized in other comprehensive income	988	1,718
Total life-to-date impairment	$1,128	$4,023

The following table details the one debt security with other-than-temporary impairment, its credit rating at June 30, 2014 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2014	Additions in QTD March 31, 2014	Additions in QTD June 30, 2014	Amount of OTTI related to credit loss at June 30, 2014
Trapeza IX B-1	Ca/CC	$140	$—	$—	$140
Total		$140	$—	$—	$140

The following table details the two debt securities with other-than-temporary impairment, their credit ratings at June 30, 2013 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2013	Additions in QTD March 31, 2013	Additions in QTD June 30, 2013	Amount of OTTI related to credit loss at June 30, 2013
PreTSL XXIII Class C-FP	Ca/C	$211	$—	$—	$211
Trapeza IX B-1	Ca/CC	140	—	—	140
Total		$351	$—	$—	$351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of June 30, 2014 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$808	$250	$(558)	Ca/C	94	23.3%	—%
Trapeza IX	B-1	860	430	(430)	Ca/CC	33	18.1	—
Total		$1,668	$680	$(988)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2013 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$956	$392	$(564)	Ca/C	93	24.2%	—%
PreTSL XXIII	C-FP	1,535	811	(724)	Ca/C	93	24.2	—
I-PreTSL I	B-1	770	770	—	NR/CCC	14	17.3	7.78
I-PreTSL I	B-2	770	770	—	NR/CCC	14	17.3	7.78
I-PreTSL I	B-3	770	770	—	NR/CCC	14	17.3	7.78
I-PreTSL II	B-3	2,700	2,700	—	NR/B	21	8.0	18.03
I-PreTSL III	B-2	870	870	—	Ba3/CCC	20	14.1	14.74
I-PreTSL III	C	620	620	—	NR/CCC	20	14.1	4.7
I-PreTSL IV	B-1	860	860	—	Ba2/B	30	—	17.67
I-PreTSL IV	B-2	860	860	—	Ba2/B	30	—	17.67
I-PreTSL IV	C	283	283	—	Caa1/CCC	30	—	11.16
Trapeza IX	B-1	860	430	(430)	Ca/CC	32	20.9	—
Total		$11,854	$10,136	$(1,718)

The market for these securities at June 30, 2014 and December 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

—	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2014;
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

The effective discount rates on an overall basis generally range from 11.19% to 16.40% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,729	$5,729

	(Amounts in thousands)
	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,251	$5,251

Other real estate owned	$—	$—	$33	$33

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at June 30, 2014 and December 31, 2013 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$11,718	$11,718	$—	$—	$11,718
Investment securities available-for-sale	170,913	3,049	167,184	680	170,913
Trading securities	7,679	—	7,679	—	7,679
Loans held for sale	56	56	—	—	56
Loans, net of allowance for loan losses	312,433	—	—	316,852	316,852
Bank-owned life insurance	16,815	16,815	—	—	16,815
Accrued interest receivable	1,683	1,683	—	—	1,683

LIABILITIES:
Demand, savings and money market deposits	$293,818	$293,818	$—	$—	$293,818
Time deposits	131,247	—	—	134,462	134,462
Short-term borrowings	3,780	3,780	—	—	3,780
Federal Home Loan Bank advances - short term	5,000	5,000	—	—	5,000
Federal Home Loan Bank advances - long term	34,500	—	—	36,241	36,241
Subordinated debt	5,155	—	—	5,096	5,096
Accrued interest payable	269	269	—	—	269

	(Amounts in thousands)
	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
ASSETS:
Cash and cash equivalents	$12,396	$12,396	$—	$—	$12,396
Investment securities available-for-sale	160,886	3,049	147,701	10,136	160,886
Trading securities	7,247	—	7,247	—	7,247
Loans held for sale	656	656	—	—	656
Loans, net of allowance for loan losses	343,069	—	—	349,190	349,190
Bank-owned life insurance	15,049	15,049	—	—	15,049
Accrued interest receivable	1,675	1,675	—	—	1,675

LIABILITIES:
Demand, savings and money market deposits	$316,708	$316,708	$—	$—	$316,708
Time deposits	131,961	—	—	135,712	135,712
Short-term borrowings	3,804	3,804	—	—	3,804
Federal Home Loan Bank advances - short term	8,100	8,100	—	—	8,100
Federal Home Loan Bank advances - long term	34,500	—	—	36,646	36,646
Subordinated debt	5,155	—	—	4,694	4,694
Accrued interest payable	290	290	—	—	290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2014:

(Amounts in thousands)
	Fair value at June 30, 2014	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$680	Discounted Cash Flow	Projected Prepayments

1) Trust preferred securities issued by banks subject to Dodd-Frank's phase-out of trust preferred securities from Tier 1 Capital.  All fixed rate within one year; variable rate at increasing intervals depending on spread.

2) Trust preferred securities issued by healthy, well capitalized banks that have fixed rate coupons greater than 8%.3) 1% annually for all other fixed rate issues and all variable rate issues.4)

Zero for collateral issued by REITs and 2% for insurance companies.

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~11.38% to ~16.42%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	$5,729	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (10)% to (30)% Weighted average (12)%

			Liquidation Expenses (2)	Range (1)% to (24)% Weighted average (6)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income:

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and six months ended June 30, 2014 and 2013:

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2013	$(2,860)	$(28)
Other comprehensive income before reclassification	1,692	13
Amount reclassified from accumulated other comprehensive loss	(127)	—
Total other comprehensive income	1,565	13
Balance as of March 31, 2014	(1,295)	(15)
Other comprehensive income before reclassification	1,269	13
Amount reclassified from accumulated other comprehensive loss	—	—
Total other comprehensive income	1,269	13
Balance as of June 30, 2014	$(26)	$(2)

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2012	$(1,707)	$—
Other comprehensive income before reclassification	400	—
Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive income	400	—
Balance as of March 31, 2013	(1,307)
Other comprehensive loss before reclassification	(2,224)	(23)
Amount reclassified from accumulated other comprehensive income	(100)	—
Total other comprehensive income	(2,324)	(23)
Balance as of June 30, 2013	$(3,631)	$(23)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

	(Amounts in thousands)
	THREE MONTHS ENDED
	June 30, 2014	June 30, 2013
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income:
Unrealized gains on available-for-sale securities	$—	$(152)	Investment securities gains, net
	—	52	Federal income tax expense
	$—	$(100)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	SIX MONTHS ENDED
	June 30, 2014	June 30, 2013
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income:
Unrealized gains on available-for-sale securities	$(193)	$(152)	Investment securities gains, net
	66	52	Federal income tax expense
	$(127)	$(100)	Net of tax

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. There was a $2,000 credit to expense recorded for the quarter ended June 30, 2014, with a $26,000 credit to other comprehensive income and $10,000 expensed in the quarter ended June 30, 2013. The total accumulated liability at June 30, 2014 was $586,000 and $614,000 at December 31, 2013.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF

	JUNE 30, 2014			DECEMBER 31, 2013			JUNE 30, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$6,600	$10	0.32%	$10,010	$30	0.29%	$11,814	$16	0.27%
Investment securities available for sale and trading (1) (2) (3)	175,357	2,707	3.09%	181,051	4,737	2.61%	185,575	2,307	2.49%
Loans (1) (2) (3)	323,733	8,068	5.00%	318,414	16,032	5.03%	321,406	8,002	5.00%
Total interest-earning assets	505,690	$10,785	4.28%	509,475	$20,799	4.08%	518,795	$10,325	3.99%
Cash and due from banks	7,289			7,476			7,486
Bank premises and equipment	6,615			6,680			6,612
Other assets	18,940			16,879			17,200
Total noninterest-earning assets	32,844			31,035			31,298
Total assets	$538,534			$540,510			$550,093

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$91,755	$83	0.18%	$91,386	$177	0.19%	$93,397	$93	0.20%
Savings	115,569	33	0.06%	117,808	83	0.07%	120,280	44	0.08%
Time	129,472	729	1.14%	140,585	1,842	1.31%	145,733	973	1.35%
Total interest-bearing deposits	336,796	845	0.51%	349,779	2,102	0.60%	359,410	1,110	0.62%
Other borrowings	47,297	581	2.48%	44,127	1,212	2.75%	46,008	614	2.69%
Subordinated debt	5,155	44	1.69%	5,155	90	1.75%	5,155	45	1.77%
Total interest-bearing liabilities	389,248	$1,470	0.76%	399,061	$3,404	0.85%	410,573	$1,769	0.87%
Demand deposits	88,145			85,771			84,150
Other liabilities	9,024			6,229			5,387
Shareholders' equity	52,117			49,449			49,983
Total liabilities and
shareholders' equity	$538,534			$540,510			$550,093
Net interest income		$9,315			$17,395			$8,556
Net interest rate spread (4)			3.52%			3.23%			3.12%
Net interest margin (5)			3.69%			3.41%			3.31%
Ratio of interest-earning assets
to interest-bearing liabilities			1.30			1.28			1.26

(1)     Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.

(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available for sale and trading was $19,000 and $426,000, respectively, for June 30, 2014; $39,000 and $700,000, respectively, for December 31, 2013; and $18,000 and $324,000, respectively, for June 30, 2013.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	JUNE 30, 2014			MARCH 31, 2014			JUNE 30, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$7,516	$5	0.33%	$5,673	$5	0.30%	$12,612	$10	0.34%
Investment securities available for sale and trading (1) (2) (3)	179,546	1,377	3.06%	171,123	1,329	3.11%	186,017	1,177	2.53%
Loans (1) (2) (3)	315,426	3,970	5.01%	332,133	4,098	4.97%	311,408	3,933	5.06%
Total interest-earning assets	502,488	$5,352	4.26%	508,929	$5,432	4.29%	510,037	$5,120	4.02%
Cash and due from banks	7,480			7,096			7,382
Bank premises and equipment	6,585			6,644			6,619
Other assets	19,723			18,148			18,221
Total non-interest-earning assets	33,788			31,888			32,222
Total assets	$536,276			$540,817			$542,259

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$88,545	$41	0.19%	$94,991	$42	0.18%	$89,862	$41	0.18%
Savings	115,714	17	0.06%	114,976	16	0.06%	119,136	22	0.07%
Time	129,698	356	1.13%	129,700	373	1.17%	143,062	464	1.30%
Total interest-bearing deposits	333,957	414	0.50%	339,667	431	0.51%	352,060	527	0.60%
Other borrowings	45,005	290	2.60%	49,614	291	2.37%	44,307	309	2.80%
Subordinated debt	5,155	22	1.68%	5,155	22	1.71%	5,155	22	1.73%
Total interest-bearing liabilities	384,117	$726	0.76%	394,436	$744	0.76%	401,522	$858	0.86%
Demand deposits	90,162			86,105			83,877
Other liabilities	8,766			9,286			6,382
Shareholders' equity	53,231			50,990			50,478
Total liabilities and shareholders' equity	$536,276			$540,817			$542,259
Net interest income		$4,626			$4,688			$4,262
Net interest rate spread (4)			3.50%			3.53%			3.16%
Net interest margin (5)			3.68%			3.70%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities			1.31			1.29			1.27
(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available for sale and trading was $9,000 and $220,000, respectively, for June 30, 2014; $10,000 and $205,000, respectively, for March 31, 2014; and $8,000 and $174,000, respectively, for June 30, 2013.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2014	2014	2013	2013	2013
SUMMARY OF OPERATIONS
Total interest income	$5,123	$5,217	$5,129	$4,948	$4,938
Total interest expense	(726)	(744)	(792)	(843)	(858)
NET INTEREST INCOME (NII)	4,397	4,473	4,337	4,105	4,080
Provision for loan losses	(150)	(150)	(150)	(150)	(150)
NII after loss provision	4,247	4,323	4,187	3,955	3,930
Investment security gains (losses) including impairment losses	141	319	(1,894)	559	101
Mortgage banking gains	117	81	56	109	638
Other income	689	651	692	573	590
Total non-interest expense	(3,909)	(3,623)	(3,966)	(4,467)	(4,256)
Income (loss) before tax expense (benefit)	1,285	1,751	(925)	729	1,003
Federal income tax expense (benefit)	246	419	(463)	112	204
Net income (loss)	$1,039	$1,332	$(462)	$617	$799

PER COMMON SHARE DATA (1)
Net earnings (loss)	$0.23	$0.29	$(0.11)	$0.14	$0.18
Book value	12.01	11.55	10.94	10.85	10.80

BALANCE SHEET DATA
Assets	$534,417	$525,926	$556,918	$536,577	$537,809
Investments	178,592	169,975	168,133	158,102	172,827
Loans	316,567	312,223	346,833	314,927	301,912
Allowance for loan losses	4,134	4,051	3,764	3,943	4,145
Deposits	425,065	417,369	448,669	427,471	430,970
Borrowings	48,435	43,582	51,559	52,677	50,838
Shareholders' equity	54,403	52,309	49,535	49,145	48,886

AVERAGE BALANCES
Assets	$536,276	$540,817	$529,608	$532,905	$542,259
Investments	179,545	171,123	174,024	179,180	186,017
Loans	314,826	331,489	314,171	304,350	299,504
Deposits	424,119	425,772	426,522	428,817	435,937
Borrowings	50,160	54,769	46,499	48,365	49,462
Shareholders' equity	53,231	50,990	49,527	48,326	50,478

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$(67)	$137	$(329)	$(352)	$104
Net (charge-offs) recoveries as a percentage of average total loans	(0.09)%	0.17%	(0.42)%	(0.46)%	0.14%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.16%	1.06%	0.54%	0.99%	1.04%
Nonperforming loans	$7,578	$5,903	$6,120	$4,701	$4,929
Nonperforming securities	251	303	1,203	1,030	1,010
Other real estate owned	57	—	33	33	87
Total nonperforming assets	$7,886	$6,206	$7,356	$5,764	$6,026
Nonperforming assets as a percentage of:
Total assets	1.48%	1.18%	1.32%	1.07%	1.12%
Equity plus allowance for loan losses	13.48	11.01	13.80	10.84	11.36
Tier I capital	10.79	10.95	13.39	10.18	10.62

FINANCIAL RATIOS
Return on average equity	7.81%	10.45%	(3.73)%	5.11%	6.33%
Return on average assets	0.77	0.99	(0.35)	0.46	0.59
Efficiency ratio	70.14	65.31	74.33	86.78	78.45
Effective tax rate	19.14	23.93	(0.50)	15.36	20.34
Net interest margin	3.68	3.70	3.63	3.42	3.34

(1)	Earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

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

Analysis of Assets and Liabilities for the First Six Months

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $498.0 million at June 30, 2014, a decrease of 4.2% from the December 31, 2013 balance of $519.7 million. The decrease from December 31, 2013 was mainly due to the following: a decrease in deposits at the Federal Reserve of $1.4 million, an increase in investment securities available for sale of $10.0 million offset by a decrease of $27.6 million of 60-day loans redeemed during the first quarter of 2014. Total assets of $534.4 million at June 30, 2014 reflect a decrease of 4.0% from the December 31, 2013 asset total of $556.9 million.

At June 30, 2014, the investment securities available-for-sale portfolio was $170.9 million compared to $160.9 million at December 31, 2013, an increase of $10.0 million, or 6.2%. Investment securities represented 34.3% of earning assets at June 30, 2014, compared to 31.0% at December 31, 2013. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment securities available-for-sale portfolio represented 40.2% of each deposit dollar at June 30, 2014, up from 35.9% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses of $26,000 at June 30, 2014, a decrease of $2.8 million compared to net unrealized losses of $2.9 million at December 31, 2013.

The Company had an investment in trading securities of $7.7 million at June 30, 2014, with $7.2 million at December 31, 2013. This modest allocation of the securities portfolio into obligations of state and political subdivisions and cash equivalent instruments is intended to diversify the earnings of the portfolio with non-interest income.

Loans held for sale decreased to $56,000 at June 30, 2014 compared to $656,000 at December 31, 2013. The variance is reflective of the recent decline in mortgage banking volume as more fully disclosed in Noninterest Income.

Total loans at June 30, 2014 were $316.6 million compared to $346.8 million at December 31, 2013, a 8.7% decrease. The decrease in loan balances from year-end was, as stated previously, due in part to 60-day term commercial loans for a total of $27.6 million that closed in December 2013 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2014. Excluding these loans at December 31, 2013, total loans decreased less than 1%. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 63.6% as of June 30, 2014 and 66.7% as of December 31, 2013. The total loan-to-deposit ratio was 74.5% at June 30, 2014 and 77.3% at December 31, 2013.

At June 30, 2014, the allowance for loan losses of $4.1 million represented approximately 1.31% of outstanding loans. The allowance for loan losses at December 31, 2013 of $3.8 million represented approximately 1.09% of outstanding loans, or 1.18% excluding the 60-day term loans to which none of the allowance is allocated.

During the first six months, loan charge-offs were $239,000 in 2014 compared to $207,000 for the same period in 2013, while the recovery of previously charged-off loans amounted to $309,000 in 2014 and $177,000 in 2013. The net recoveries represent 0.04% of average loans for 2014 and the net charge-offs represent 0.02% for the same period in 2013. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $3.6 million at June 30, 2014, or 1.1%, of loans, versus $1.9 million, or 0.56%, of loans at December 31, 2013.

Bank-owned life insurance had a cash surrender value of $16.8 million at June 30, 2014 and $15.0 million at December 31, 2013. This increase is due to the purchase of $1.6 million of bank-owned life insurance in 2014 in connection with split-dollar life insurance being expanded to middle management.

Other assets decreased to $8.2 million at June 30, 2014 from $10.9 million at December 31, 2013. Included in other assets is deferred taxes of $3.4 million and $5.5 million as of June 30, 2014 and December 31, 2013, respectively, and Federal income tax receivable of $1.2 million as of December 31, 2013.

At June 30, 2014, a $1.8 million, and at December 31, 2013, a $1.9 million investment in a partnership fund is included in other assets with an offsetting $1.1 million at June 30, 2014 and $1.8 million at December 31, 2013 in other liabilities, which is the commitment to fund this affordable housing investment.

Noninterest-bearing deposits measured $92.2 million at June 30, 2014 compared to $89.9 million at December 31, 2013. Interest-bearing deposits decreased $25.9 million to $332.9 million at June 30, 2014 from $358.8 million at December 31, 2013. The decrease in interest-bearing deposits from year end is due mainly to segregated money market deposit accounts with the Bank which fully collateralized $27.6 million in 60-day term commercial loans that closed in December 2013. The loans matured and the deposits withdrew in the first quarter of 2014.

Federal Home Loan Bank advances and short-term borrowings decreased to $43.3 million at June 30, 2014 from $46.4 million at December 31, 2013. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period.

Other liabilities measured $6.5 million at June 30, 2014 and $7.2 million at December 31, 2013. This decrease is due to a reduction of the liability to fund affordable housing explained earlier.

The Company improved its capital levels in the first half of 2014. The Company’s total shareholders’ equity measured $54.4 million at June 30, 2014 and $49.5 million on December 31, 2013. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures. The Company’s total risk-based capital is $22.9 million in excess of the 10% threshold for the Company to be well-capitalized.

Cash dividends of $.08 per share were paid to shareholders of record to date in 2014. Cash dividends of $0.12 per share were paid to shareholders of record in 2013. At April 30, 2014, the Company announced an increase in the cash dividend to $0.05 per share. On July 28, 2014, the Company announced an additional $0.05 dividend payable on August 28, 2014 to shareholders of record as of August 11, 2014.

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

The Federal Financial Institutions Examination Council (FFIEC) determines the risk weightings of direct credit substitutions that have been downgraded below investment grade. Included in the definition of a direct credit substitute are mezzanine and subordinated tranches of trust preferred securities and non-agency collateralized mortgage obligations. Following these guidelines results in an increase in total risk-weighted assets with an attendant decrease in the risk-based capital and Tier 1 risk-based capital ratios.

The Company met all capital adequacy requirements to which it was subject as of June 30, 2014 and December 31, 2013, as supported by the data in the following table. As of those dates, the Company met the capital requirements to be deemed “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio Requirements:
	June 30, 2014	December 31, 2013	Well Capitalized	Adequately Capitalized
Tier I capital to risk-weighted assets	14.76%	13.26%	6.00%	4.00%
Total risk-based capital to risk-weighted assets	15.84%	14.19%	10.00%	8.00%
Tier I capital to average assets	10.79%	10.35%	5.00%	4.00%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at June 30, 2014 and December 31, 2013. Management considers these excesses to be adequate with regard to the risks inherent in the balance sheet.

	(Amounts in thousands)
	June 30, 2014	December 31, 2013
Tier 1 Capital	$57,746	$54,927
Tier 2 Capital	4,217	3,847
QUALIFYING CAPITAL	$61,963	$58,774
Risk-Adjusted Total Assets*	$391,108	$414,230
Tier 1 Risk- Based Capital Excess	$34,280	$30,073
Total Risk- Based Capital Excess	22,852	17,351
Total Leverage Capital Excess	30,980	28,380

* Includes off-balance sheet exposures

Total assets for leverage capital purposes is calculated as average assets less disallowed deferred tax assets and the net unrealized market value adjustment of investment securities available-for-sale, which averaged $535.3 million and $530.9 million for the quarters ended June 30, 2014 and December 31, 2013, respectively.

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

Core earnings, which exclude certain non-recurring items, increased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Core earnings for the first six months of 2014 were $2.2 million, or $0.50 per share, compared to $1.8 million, or $0.39 per share for the first six months of 2013. Core earnings for the second quarter of 2014 were $1.0 million, or $0.23 per share, compared to $883,000, or $0.20 per share for the second quarter of 2013.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2014	2013	2014	2013
GAAP earnings	$1,039	$799	$2,371	$1,629
Investment gains not in the ordinary course of business (net of tax)*	—	—	(127)	—
Expenses related to reorganization (net of tax)**	—	84	—	131
Core earnings	$1,039	$883	$2,244	$1,760
Core earnings per share	$0.23	$0.20	$0.50	$0.39

*  Sale of securities due to Volcker Rule

** Retail branch staff realignment and middle management restructure.

Analysis of Net Interest Income – Six months ended June 30, 2014 and 2013

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $9.3 million for June 30, 2014 and $8.6 million for June 30, 2013. The resulting net interest margin was 3.69% for June 30, 2014 and 3.31% for June 30, 2013.

The increase in interest income, on a fully taxable equivalent basis, of $460,000 is the product of a 29 basis point increase in interest rates earned offset somewhat by a 2.5% year-over-year decrease in average earning assets. The decrease in interest expense of $299,000 was a product of an 11 basis point decrease in rates paid and a 5.2% decrease in average interest-bearing liabilities. The net result was a 8.9% increase in net interest income on a fully taxable equivalent basis, and a 38 basis point increase in the Company’s net interest margin on a slightly smaller asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $400,000, or 17.3%. The average invested balances in these securities decreased by $10.2 million, or 5.5%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 60 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $66,000, or 0.8%, for June 30, 2014 compared to the same period in 2013. A $2.3 million increase in the average balance of the loan portfolio, or 0.7%, was accompanied by no change in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $6,000, or 37.5%, from the same period a year ago. The average balance of interest-earning deposits decreased by $5.2 million, or 44.1%. The yield increased by 5 basis points from 2013 to 2014. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn by customers affecting primarily the time deposit category. Average interest-bearing demand deposits and money market accounts decreased by $1.6 million, or 1.8%, for the six months ended June 30, 2014 compared to the same period of 2013, while average savings balances decreased by $4.7 million, or 3.9%. Total interest paid on interest-bearing demand deposits and money market accounts was $83,000, a $10,000 decrease from last year. The average rate paid on these products decreased by 2 basis points. Total interest paid on savings accounts was $33,000, a $11,000 decrease from 2013. The average rate paid on savings accounts decreased by 2 basis points. The average balance of time deposit products decreased by $16.3 million, or 11.2%, as the average rate paid decreased by 21 basis points, from 1.35% to 1.14%. Interest expense decreased on time deposits by $244,000 from the prior year. Customers are opting for more liquid accounts versus time deposits in this low rate environment. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt increased by $1.3 million while the average rate paid on borrowings decreased by 20 basis points. Management has paid down long-term borrowings at their respective maturity dates using current liquidity and continues to utilize short-term borrowings to bridge liquidity gaps. Approximately $16 million in upcoming maturing long-term advances are expected to be refinanced at substantially reduced rates.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $1.8 million (par value) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2014 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2014. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 11.19% to 16.40% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.38 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.31 to $0.43.

The Company considered all information available as of June 30, 2014 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first six months of 2014 or 2013. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2014 or later.

Analysis of Provision, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Six Months Ended June 30, 2014 and 2013

During the first six months of both 2013 and 2014, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2013 and 2014, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. For the six months ended June 30, 2014, the provision for loan losses was $300,000 along with net recoveries of $70,000. For the same period in 2013, the provision was $350,000, which substantially exceeded net charge-offs of $30,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains, decreased by $1.0 million, or 39.7%, for June 30, 2014 compared to June 30, 2013. After gains on investment securities and impairment losses, non-interest income decreased by $652,000, or 24.6%, in the first half of 2014 compared to the first half of 2013.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $41,000 in the first half of 2014 from year ago levels. The Company sold ten trust preferred securities (including all of the nine iTruPS) accounting for the entire gain in 2014. Trading security gains of $267,000 was recorded in 2014, with a loss of $51,000 in 2013.

The wholesale mortgage unit, CSB Mortgage Company, which was formed in 2011 specifically as a result of strategic initiatives aimed at improving overall profitability, saw mortgage banking gains reach $1.3 million at June 30, 2013. The application volume driving the revenues declined substantially in 2013. The persistent rise in mortgage rates that began in May 2013 caused the Company’s application volume to decline. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail origination were closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume. The result is a decrease in mortgage banking gains of $1.1 million to $198,000 at June 30, 2014.

Fees for customer services increased by $45,000, or 5.0%, driven by customer activities. Wealth management income of $165,000 was recorded in 2014, compared to $65,000 in 2013. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third party marketing and sales support provider. As assets under management grow, fee income paid by the third party provider of non-deposit investment products will continue to enhance non-interest income revenue. Other sources of non-interest income decreased by $28,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first six months were $7.5 million in 2014 compared to $8.4 million in 2013, a decrease of $914,000, or 10.8%. During the first half of 2014, expenditures for salaries and employee benefits decreased by $523,000, or 10.4%, from the similar period a year ago. Much of this decrease is due to branch restructuring initiatives and the strategic decision management made during the third quarter of 2013 to close the wholesale mortgage operations discussed above. Full time equivalent employment averaged 152 during the first half of 2014 and 166 during the first half of 2013.

All other expense categories decreased by 11.4%, or $391,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The majority of these decreases relate to the restructuring and curtailment of wholesale mortgage operations in 2013. This also contributed to an improvement in the efficiency ratio from 76.4% for the first half of 2013 to 67.7% for the first half of 2014.

The effective tax rate for the first six months was 21.9% in 2014 and 21.2% in 2013, resulting in income tax expense of $665,000 in 2014 and $439,000 in 2013. These effective rates are normalized tax rates based on the current rate of profitability and tax free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	June 30,
	2014		2013
	Balance	%	Balance	%
Provision at statutory rate	$1,032	34.0	$703	34.0
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(55)	(1.8)	(63)	(3.0)
Tax effect of non-taxable interest income	(303)	(10.0)	(234)	(11.3)
Tax effect of low income housing credit	(26)	(0.9)	—	—
Tax effect of non-deductible expenses	17	0.6	33	1.5
Federal income tax expense	$665	21.9	$439	21.2

Analysis of Net Interest Income – Second quarter ended June 30, 2014 and 2013

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.6 million for June 30, 2014 and $4.3 million for June 30, 2013. The resulting net interest margin was 3.68% for June 30, 2014 and 3.34% for June 30, 2013.

The increase in interest income, on a fully taxable equivalent basis, of $232,000 is the product of a 24 basis point increase in interest rates earned offset somewhat by a 1.5% year-over-year decrease in average earning assets. The decrease in interest expense of $132,000 was a product of a 10 basis point decrease in rates paid and a 4.3% decrease in average interest-bearing liabilities. The net result was a 8.5% increase in net interest income on a fully taxable equivalent basis, and a 34 basis point increase in the Company’s net interest margin on a slightly smaller asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $200,000, or 17.0%. The average invested balances in these securities decreased by $6.5 million, or 3.5%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 53 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $37,000, or 0.9%, for the second quarter of 2014 compared to the same period in 2013. A $4.0 million increase in the average balance of the loan portfolio, or 1.3%, was accompanied by a 5 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $5,000, or 50.0%, from the same period a year ago. The average balance of interest-earning deposits decreased by $5.1 million, or 40.4%. The yield decreased by 1 basis point in the second quarter of 2014 compared to the same period in 2013. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn by customers affecting primarily the time deposit category. Average interest-bearing demand deposits and money market accounts decreased by $1.3 million, or 1.5%, for the quarter ended June 30, 2014 compared to the same period of 2013, while average savings balances decreased by $3.4 million, or 2.9%. Total interest paid on interest-bearing demand deposits and money market accounts was the same for both years. The average rate paid on these products decreased by 1 basis point. Total interest paid on savings accounts was $17,000, a $5,000 decrease from 2013. The average rate paid on savings accounts decreased by 1 basis point. The average balance of time deposit products decreased by $13.4 million, or 9.3%, as the average rate paid decreased by 17 basis points, from 1.30% to 1.13%. Interest expense decreased on time deposits by $108,000 from the prior year. Customers are opting for more liquid accounts versus time deposits in this low rate environment. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt increased by $698,000 while the average rate paid on borrowings decreased by 19 basis points. Management has paid down long-term borrowings at their respective maturity dates using current liquidity and continues to utilize short-term borrowings to bridge liquidity gaps. Approximately $16 million in upcoming maturing long-term advances are expected to be refinanced at substantially reduced rates.

Analysis of Provision, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Second Quarter Ended June 30, 2014 and 2013

For the second quarter ended June 30, 2014, the provision for loan losses was $150,000, which substantially exceeded net charge-offs of $67,000. For the same period in 2013, the provision was also $150,000 along with net recoveries of $104,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains, decreased by $473,000, or 37.0%, for the quarter ended June 30, 2014 compared to the same quarter in 2013. After gains on investment securities and impairment losses, non-interest income decreased by $433,000, or 31.4%, in the second quarter of 2014 compared to the second quarter of 2013.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $152,000 in the second quarter of 2014 from year ago levels. Trading security gains increased by $192,000 from a loss of $51,000 to a gain of $141,000.

Mortgage banking gains decreased $521,000 from $638,000 for the quarter ended June 30, 2013 to $117,000 for the quarter ended June 30, 2014. The decrease is due to the curtailment of portions of its mortgage banking activities explained earlier.

Wealth management income of $84,000 was recorded in the second quarter of 2014 compared to $40,000 in the same quarter of 2013. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Other sources of non-interest income increased by $4,000 from the same quarter a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the second quarter were $3.9 million in 2014 compared to $4.3 million in 2013, a decrease of $398,000, or 9.2%.

During the second quarter of 2014, expenditures for salaries and employee benefits decreased by $239,000, or 9.4%, from the same quarter a year ago. Much of this decrease is due to branch restructuring initiatives and the strategic decision management made during the third quarter of 2013 to close the wholesale mortgage operations discussed above.

All other expense categories decreased by 9.0%, or $159,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The majority of these decreases relate to the restructuring and curtailment of wholesale mortgage operations. This also contributed to an improvement in the efficiency ratio from 78.5% for the second quarter of 2013 to 70.1% for the second quarter of 2014.

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

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At June 30, 2014, the Bank had

$5 million of deposits in the CDARS® program, and had $3.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At June 30, 2014, the Bank had approximately $18.2 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $3.4 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $25.8 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At June 30, 2014, there was a $6.0 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of June 30, 2014. Unpledged securities of $48.7 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at June 30, 2014 is $6.4 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $26,000 at June 30, 2014 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses.

Cash and cash equivalents decreased from $18.2 million at June 30, 2013 and $12.4 million at December 31, 2013 to $11.7 million at June 30, 2014, as the Company strives to be fully invested, minimizing on balance sheet liquidity.  The large decrease from June 30, 2013 is due to a $8.4 million decrease in deposits at the Federal Reserve Bank used to fund earning assets.

The following table details the cash flows from operating activities for the six months ended:

	(Amounts in thousands)
	June 30,
	2014	2013
Net income	$2,371	$1,629
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,210	1,762
Provision for loan loss	300	350
Investment securities gains	(193)	(152)
Other real estate gains	(19)	(13)
Originations of mortgage banking loans held for sale	(6,581)	(181,477)
Proceeds from the sale of mortgage banking loans	7,379	193,101
Net mortgage banking income	(198)	(1,326)
Increase in trading account	(432)	(6,949)
Earnings on bank-owned life insurance	(161)	(183)
Proceeds from IRS refund	1,065	933
Changes in:
Deferred taxes	562	416
Prepaid FDIC assessment	—	1,187
Other assets and liabilities	(933)	(805)
Net cash flows from operating activities	$4,370	$8,473

Key variations stem from: 1) Provision for loan losses decreased by $50,000 in 2014 from 2013.  2) Gains were recognized on the sale of available-for-sale investments of $193,000 at June 30, 2014 due to the sale of the iTruPS with $152,000 recognized in the same period of 2013. 3) In 2014, a refund of $1.1 million was received from the IRS and in 2013, a refund of $933,000 was received from the IRS. 4) Loans held for sale decreased by $600,000 in 2014 compared to a decrease of $10.3 million in 2013 due to the impact of interest rates on activity of mortgage banking and the exit from wholesale operations in September 2013. 5) A purchase of trading securities was made in April 2013 for $7.0 million. 6) In June 2013, a refund of $1.1 million FDIC assessment was received. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2014 and 2013.

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

The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual investment securities are recognized in accordance with FASB ASC topic 320, Investments – Debt and Equity Securities. The purpose of this ASC is to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to communicate more effectively when an OTTI event has occurred. This ASC amends the OTTI guidance in GAAP for debt securities, improves the presentation and disclosure of OTTI on investment securities and changes the calculation of the OTTI recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to OTTI of equity securities.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock—There were no repurchases of shares of the Company’s common stock during the six months ended June 30, 2014.

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K(1)	3.2	03/16/06

	For Cortland Savings and Banking	10-K	3.2	03/15/07

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 4, 2014	8-K	10.17	03/10/14

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 4, 2014	8-K	10.19	03/10/14

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012	8-K	10.31.1	10/03/12

*10.31.1.1	Amendment of Severance Agreement of Tim Carney, dated as of June 25, 2014	10-Q	10.31.1.1	08/12/14	✓

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12

*10.31.2.1	Amendment of Severance Agreement of James Gasior, dated as of June 25, 2014	10-Q	10.31.2.1	08/12/14	✓

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012	8-K	10.34	10/03/12

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: August 12, 2014
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: August 12, 2014
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)