Form 10-Q
period 2014-09-30
CORTLAND BANCORP INC
filed 2014-11-12
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,527,848 Shares November 5, 2014

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$7,459	$8,271
Interest-earning deposits	8,926	4,125
Total cash and cash equivalents	16,385	12,396
Investment securities available-for-sale (Note 3)	165,006	160,886
Trading securities (Note 3)	7,799	7,247
Loans held for sale	953	656
Total loans (Note 4)	330,187	346,833
Less allowance for loan losses (Note 4)	(4,078)	(3,764)
Net loans	326,109	343,069
Premises and equipment	7,813	6,676
Bank-owned life insurance	16,903	15,049
Other assets	8,329	10,939
Total assets	$549,297	$556,918

LIABILITIES
Noninterest-bearing deposits	$89,359	$89,905
Interest-bearing deposits	340,896	358,764
Total deposits	430,255	448,669
Short-term borrowings	4,568	3,804
Federal Home Loan Bank advances - short term	22,500	8,100
Federal Home Loan Bank advances - long term	25,000	34,500
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	6,574	7,155
Total liabilities	494,052	507,383

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2014 and 2013; outstanding shares, 4,527,848 in 2014 and 2013	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	14,239	11,502
Accumulated other comprehensive income (loss)	85	(2,888)
Treasury stock, at cost, 200,419 shares in 2014 and 2013	(3,553)	(3,553)
Total shareholders’ equity	55,245	49,535
Total liabilities and shareholders’ equity	$549,297	$556,918

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$3,957	$3,980	$12,006	$11,964
Interest and dividends on investment securities:
Taxable interest	673	561	2,037	1,826
Nontaxable interest	439	371	1,293	1,023
Dividends	29	30	92	96
Other interest income	5	6	15	22
Total interest income	5,103	4,948	15,443	14,931
INTEREST EXPENSE
Deposits	424	516	1,269	1,626
Other short-term borrowings	1	—	2	2
Federal Home Loan Bank advances - short term	8	35	147	70
Federal Home Loan Bank advances - long term	271	270	712	847
Subordinated debt	22	22	66	67
Total interest expense	726	843	2,196	2,612
Net interest income	4,377	4,105	13,247	12,319
PROVISION FOR LOAN LOSSES	188	150	488	500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,189	3,955	12,759	11,819
NON-INTEREST INCOME
Fees for customer services	527	502	1,470	1,414
Investment securities available-for-sale gains - net	4	386	197	538
Trading security gains, net	54	173	321	122
Mortgage banking gains, net	86	109	284	1,435
Other real estate (losses) gains - net	(10)	(38)	9	(25)
Earnings on bank-owned life insurance	87	66	248	249
Wealth management income	68	51	233	116
Other non-interest income	18	(8)	70	42
Total non-interest income	834	1,241	2,832	3,891
NON-INTEREST EXPENSES
Salaries and employee benefits	2,299	2,599	6,799	7,622
Net occupancy and equipment expense	461	502	1,408	1,430
State and local taxes	89	139	259	418
FDIC insurance expense	78	101	236	299
Professional fees	199	186	604	600
Other operating expenses	726	940	2,078	2,544
Total non-interest expenses	3,852	4,467	11,384	12,913
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,171	729	4,207	2,797
Federal income tax expense	216	112	881	551
NET INCOME	$955	$617	$3,326	$2,246
EARNINGS PER SHARE	$0.21	$0.14	$0.73	$0.50
CASH DIVIDENDS DECLARED PER SHARE	$0.05	$0.03	$0.13	$0.09

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Net income	$955	$617	$3,326	$2,246
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	154	54	4,641	(2,709)
Tax effect	(52)	(18)	(1,578)	921
Reclassification adjustment for net gains realized in net income	(4)	(386)	(197)	(538)
Tax effect	1	131	67	183
Total securities available for sale	99	(219)	2,933	(2,143)
Change in post-retirement obligations	14	(3)	40	(26)
Total other comprehensive income (loss)	113	(222)	2,973	(2,169)
Total comprehensive income	$1,068	$395	$6,299	$77

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
NINE MONTHS ENDED September 30, 2013

Balance at December 31, 2012	$23,641	$20,850	$10,262	$(1,707)	$(3,594)	$49,452
Net income	—	—	2,246	—	—	2,246
Other comprehensive loss, net of tax	—	—	—	(2,169)	—	(2,169)
Cash dividend declared ($0.09 per share)	—	—	(408)	—	—	(408)
Treasury shares reissued (2,333 shares)	—	(17)	—	—	41	24
Balance at September 30, 2013	$23,641	$20,833	$12,100	$(3,876)	$(3,553)	$49,145

NINE MONTHS ENDED September 30, 2014

Balance at December 31, 2013	$23,641	$20,833	$11,502	$(2,888)	$(3,553)	$49,535
Net income	—	—	3,326	—	—	3,326
Other comprehensive income, net of tax	—	—	—	2,973	—	2,973
Cash dividend declared ($0.13 per share)	—	—	(589)	—	—	(589)
Balance at September 30, 2014	$23,641	$20,833	$14,239	$85	$(3,553)	$55,245

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Net cash flow from operating activities	$4,877	$19,424
Cash flow from investing activities
Purchases of available-for-sale securities	(31,411)	(34,244)
Proceeds from sale of securities	15,032	26,976
Proceeds from call, maturity and principal payments on securities	15,590	33,802
Net decrease in loans made to customers	16,415	1,739
Proceeds from disposition of other real estate	99	321
Purchases of bank-owned life insurance	(1,606)	(714)
Purchases of premises and equipment	(1,668)	(800)
Net cash flow from investing activities	12,451	27,080
Cash deficit from financing activities
Net decrease in deposit accounts	(18,414)	(49,430)
Net change in short-term borrowings	764	(29)
Net change in Federal Home Loan Bank advances - short term	14,400	1,500
Repayments of Federal Home Loan Bank advances - long term	(9,500)	—
Dividends paid	(589)	(408)
Treasury shares reissued	—	24
Net cash deficit from financing activities	(13,339)	(48,343)
Net change in cash and cash equivalents	3,989	(1,839)
Cash and cash equivalents
Beginning of period	12,396	27,577
End of period	$16,385	$25,738
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$200	$—
Interest	$2,227	$2,663
Transfer of loans to other real estate owned	$57	$234

Non-cash cash flow information:
Investment sales not settled	$—	$2,401

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2013, included in our Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain items contained in the 2013 financial statements have been reclassified to conform to the presentation for 2014. Such reclassifications had no effect on the net results of operations or equity.

2.) Authoritative Accounting Guidance:

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This Update is not expected to have a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Securities are evaluated periodically to determine whether a decline in value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, along with the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline in value is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Unrealized losses on available-for-sale investments have not been recognized into income. However, once a decline in value is determined to be other-than-temporary, the credit related other-than-temporary impairment (OTTI) is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income.

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$102	$2	$—	$104
U.S. Government agencies and corporations	8,608	49	116	8,541
Obligations of states and political subdivisions	49,350	1,549	314	50,585
U.S. Government-sponsored mortgage-backed securities	89,700	700	890	89,510
U.S. Government-sponsored collateralized mortgage obligations	12,416	71	54	12,433
Trust preferred securities	1,668	—	884	784
Total debt securities	161,844	2,371	2,258	161,957
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$164,893	$2,371	$2,258	$165,006

	(Amounts in thousands)
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$107	$5	$—	$112
U.S. Government agencies and corporations	9,259	—	312	8,947
Obligations of states and political subdivisions	44,575	467	1,507	43,535
U.S. Government-sponsored mortgage-backed securities	79,255	644	1,877	78,022
U.S. Government-sponsored collateralized mortgage obligations	17,120	105	140	17,085
Trust preferred securities	11,854	—	1,718	10,136
Total debt securities	162,170	1,221	5,554	157,837
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$165,219	$1,221	$5,554	$160,886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The regulatory stock is carried at cost and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB of Cincinnati and the FRB.

The Bank is required to maintain a minimum investment in stock of the FHLB and FRB. The stock is bought from and sold based upon its par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, trading securities of $7.8 million are an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. There were $7.2 million held at December 31, 2013. Unrealized gains and losses on trading securities at September 30, 2014 were $36,300 and $3,400, respectively, compared to $51,800 and $3,100, respectively, at December 31, 2013. Total net unrealized gains of $32,900 and realized gains of $287,800 for the nine months ended September 30, 2014  are included in the Consolidated Statement of Income.

The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$232	$235
Due after one year through five years	1,861	1,880
Due after five years through ten years	15,775	15,967
Due after ten years	41,860	41,932
Total	59,728	60,014
U.S. Government-sponsored mortgage-backed and related securities	102,116	101,943
Total debt securities	$161,844	$161,957

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Proceeds on securities sold	$4,795	$14,524	$15,032	$26,976
Gross realized gains	16	484	653	661
Gross realized losses	12	98	456	123

Investment securities with a carrying value of approximately $111.1 million at September 30, 2014 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available for sale securities with unrealized losses and an aging of those unrealized losses at September 30, 2014:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$333	$3	$1,875	$113	$2,208	$116
Obligations of states and political subdivisions	—	—	6,362	314	6,362	314
U.S. Government-sponsored mortgage-backed securities	19,068	96	36,154	794	55,222	890
U.S. Government-sponsored collateralized mortgage obligations	2,911	18	3,387	36	6,298	54
Trust preferred securities	—	—	784	884	784	884
Total	$22,312	$117	$48,562	$2,141	$70,874	$2,258

The above table comprises 46 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2013:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$7,144	$129	$1,803	$183	$8,947	$312
Obligations of states and political subdivisions	19,785	1,142	1,883	365	21,668	1,507
U.S. Government-sponsored mortgage-backed securities	34,424	1,044	29,922	833	64,346	1,877
U.S. Government-sponsored collateralized mortgage obligations	6,575	126	2,095	14	8,670	140
Trust preferred securities	—	—	1,633	1,718	1,633	1,718
Total	$67,928	$2,441	$37,336	$3,113	$105,264	$5,554

The above table comprises 83 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no impairment loss recognized in the three or nine months ended September 30, 2014 or September 30, 2013.

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

In January 2014, the Company determined that its portfolio of insurance trust preferred collateralized debt obligations, commonly known as iTruPS securities, were considered disallowed investments under the final rule implementing Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the Volcker Rule, which was originally released jointly by five regulatory agencies on December 10, 2013, and further clarified with the release of the Interim Final Rule on January 14, 2014. The final rule requires banking entities to divest disallowed securities by July 21, 2015, unless, upon application, the Federal Reserve grants extensions to July 21, 2017.

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

At September 30, 2014 and December 31, 2013, there were $785,000 and $1.2 million, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at September 30, 2014. As a result of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	September 30, 2014		December 31, 2013
	Balance	%	Balance	%
Commercial	$47,105	14.3	$73,643	21.2
Commercial real estate	218,582	66.2	206,744	59.6
Residential real estate	39,942	12.1	42,288	12.2
Consumer - home equity	20,397	6.2	19,510	5.6
Consumer - other	4,161	1.2	4,648	1.4
Total loans	$330,187		$346,833

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended	(Amounts in thousands)
September 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$749	$2,891	$295	$100	$99	$4,134
Loan charge-offs	(11)	(186)	(49)	—	(31)	(277)
Recoveries	—	3	1	12	17	33
Net loan recoveries (charge-offs)	(11)	(183)	(48)	12	(14)	(244)
Provision charged to operations	29	123	79	(55)	12	188
Balance at end of period	$767	$2,831	$326	$57	$97	$4,078

	(Amounts in thousands)
September 30, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$551	$3,035	$340	$127	$92	$4,145
Loan charge-offs	—	(407)	(2)	—	(39)	(448)
Recoveries	48	8	18	4	18	96
Net loan recoveries (charge-offs)	48	(399)	16	4	(21)	(352)
Provision charged to operations	16	126	8	(19)	19	150
Balance at end of period	$615	$2,762	$364	$112	$90	$3,943

Nine Months Ended	(Amounts in thousands)
September 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$593	$2,638	$356	$88	$89	$3,764
Loan charge-offs	(123)	(186)	(68)	(39)	(100)	(516)
Recoveries	262	3	3	20	54	342
Net loan recoveries (charge-offs)	139	(183)	(65)	(19)	(46)	(174)
Provision charged to operations	35	376	35	(12)	54	488
Balance at end of period	$767	$2,831	$326	$57	$97	$4,078

	(Amounts in thousands)
September 30, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$639	$2,616	$343	$123	$104	$3,825
Loan charge-offs	(1)	(479)	(81)	—	(94)	(655)
Recoveries	164	11	23	13	62	273
Net loan recoveries (charge-offs)	163	(468)	(58)	13	(32)	(382)
Provision charged to operations	(187)	614	79	(24)	18	500
Balance at end of period	$615	$2,762	$364	$112	$90	$3,943

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a full breakdown by portfolio segment of the allowance for loan losses and the recorded investment in loans at September 30, 2014 and December 31, 2013:

	(Amounts in thousands)
September 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23	$149	$—	$—	$—	$172
Collectively evaluated for impairment	744	2,682	326	57	97	3,906
Total ending allowance balance	$767	$2,831	$326	$57	$97	$4,078
Loan Portfolio:
Individually evaluated for impairment	$240	$5,537	$—	$—	$—	$5,777
Collectively evaluated for impairment	46,865	213,045	39,942	20,397	4,161	324,410
Total ending loans balance	$47,105	$218,582	$39,942	$20,397	$4,161	$330,187

	(Amounts in thousands)
December 31, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$50	$251	$—	$—	$—	$301
Collectively evaluated for impairment	543	2,387	356	88	89	3,463
Total ending allowance balance	$593	$2,638	$356	$88	$89	$3,764
Loan Portfolio:
Individually evaluated for impairment	$418	$5,134	$—	$—	$—	$5,552
Collectively evaluated for impairment	73,225	201,610	42,288	19,510	4,648	341,281
Total ending loans balance	$73,643	$206,744	$42,288	$19,510	$4,648	$346,833

The decrease in commercial loan balances from year-end was due in part to 60-day term commercial loans for a total of $27.6 million that closed in December 2013 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2014. The increase in the allowance for the commercial and commercial real estate categories is due to increases in substandard and special mention loans as shown in the following tables. Along with the impact of classified loans, the amount of net charge-offs also impacts the provision charged to operations for the quarter and year-to-date for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off.

The following tables represent credit exposures by internally assigned grades for September 30, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of credit quality indicators by internally assigned grade as of September 30, 2014 and December 31, 2013:

	(Amounts in thousands)
	Commercial	Commercial real estate
September 30, 2014
Pass	$41,597	$195,862
Special Mention	3,457	13,621
Substandard	2,051	9,099
Doubtful	—	—
Ending Balance	$47,105	$218,582

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2013
Pass	$72,562	$192,604
Special Mention	626	9,158
Substandard	455	4,982
Doubtful	—	—
Ending Balance	$73,643	$206,744

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following table is a summary of consumer credit exposure as of September 30, 2014 and December 31, 2013:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
September 30, 2014
Performing	$38,469	$20,207	$4,152
Nonperforming	1,473	190	9
Total	$39,942	$20,397	$4,161

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2013
Performing	$41,807	$19,438	$4,632
Nonperforming	481	72	16
Total	$42,288	$19,510	$4,648

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no loans modified as TDRs for the three and nine months ended September 30, 2014. None of the loans that were approved as TDR’s in 2012 or 2013 have subsequently defaulted in the three and nine month periods ended September 30, 2013 and 2014.

The following table presents, by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2013 (1):

	(Dollar amounts in thousands)
	Three Months Ended				Nine Months Ended
	September 30, 2013				September 30, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial	3	$300	$300	$20	3	$300	$300	$20
Commercial real estate	—	—	—	—	2	650	650	—
Total restructured loans	3	$300	$300	$20	5	$950	$950	$20
Subsequently defaulted	—	$—			—	$—

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

In 2013, the two commercial real estate loans had either the rate unchanged or blended with no rate impact. Both loans had loan term changes. Two of the commercial loans were in the same company. The loans had loan term changes with no rate concessions made. The other commercial loan had multiple changes including rate change, shortened maturity and additional collateral.

The following table is an aging analysis of the recorded investment of past due loans as of September 30, 2014 and December 31, 2013:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2014
Commercial	$—	$3	$21	$24	$47,081	$47,105	$—
Commercial real estate	204	100	1,655	1,959	216,623	218,582	—
Residential real estate	156	138	1,284	1,578	38,364	39,942	—
Consumer:
Consumer - home equity	63	110	190	363	20,034	20,397	—
Consumer - other	22	3	9	34	4,127	4,161	—
Total	$445	$354	$3,159	$3,958	$326,229	$330,187	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2013
Commercial	$—	$—	$30	$30	$73,613	$73,643	$—
Commercial real estate	—	—	1,136	1,136	205,608	206,744	—
Residential real estate	—	201	380	581	41,707	42,288	—
Consumer:
Consumer - home equity	—	7	65	72	19,438	19,510	—
Consumer - other	29	—	16	45	4,603	4,648	—
Total	$29	$208	$1,627	$1,864	$344,969	$346,833	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at September 30, 2014 and December 31, 2013. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and nine months ended September 30, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2014
With no related allowance recorded:
Commercial	$217	$217	$—
Commercial real estate	4,297	5,041	—
With an allowance recorded:
Commercial	23	23	23
Commercial real estate	1,240	1,240	149
Total:
Commercial	$240	$240	$23
Commercial real estate	$5,537	$6,281	$149

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded:
Commercial	$320	$320	$—
Commercial real estate	3,554	3,554	—
With an allowance recorded:
Commercial	98	98	50
Commercial real estate	1,580	1,580	251
Total:
Commercial	$418	$418	$50
Commercial real estate	$5,134	$5,134	$251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no related allowance recorded:
Commercial	$212	$3	$216	$13
Commercial real estate	4,229	44	3,976	132
With an allowance recorded:
Commercial	23	—	64	—
Commercial real estate	1,345	23	1,495	59
Total:
Commercial	$235	$3	$280	$13
Commercial real estate	$5,574	$67	$5,471	$191

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no related allowance recorded:
Commercial	$122	$—	$77	$—
Commercial real estate	1,548	11	1,174	22
With an allowance recorded:
Commercial	104	—	64	—
Commercial real estate	2,709	24	3,305	65
Total:
Commercial	$226	$—	$141	$—
Commercial real estate	$4,257	$35	$4,479	$87

The following table is a summary of classes of loans on non-accrual status as of September 30, 2014 and December 31, 2013:

	(Amounts in thousands)
	September 30, 2014	December 31, 2013
Commercial	$34	$98
Commercial real estate	1,790	1,279
Residential real estate	1,473	481
Consumer:
Consumer - home equity	190	72
Consumer - other	9	16
Total	$3,496	$1,946

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (amounts in thousands)	$955	$617	$3,326	$2,246
Weighted average common shares outstanding	4,527,848	4,527,847	4,527,848	4,527,182
Earnings per share	$0.21	$0.14	$0.73	$0.50

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at September 30, 2014 and December 31, 2013 were 1.68% and 1.69%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	September 30, 2014	December 31, 2013
Commitments to extend credit:
Fixed rate	$10,950	$14,439
Variable rate	54,934	53,275
Standby letters of credit	658	670

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	September 30, 2014	December 31, 2013
Overdraft protection available on depositors' accounts	$9,650	$9,678
Balance of overdrafts included in loans	138	190
Average daily balance of overdrafts	117	115
Average daily balance of overdrafts as a percentage of available	1.21%	1.19%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at September 30, 2014 Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$104	$—	$104	$—
U.S. Government agencies and corporations	8,541	—	8,541	—
Obligations of states and political subdivisions	50,585	—	50,585	—
U.S. Government-sponsored mortgage-backed securities	89,510	—	89,510	—
U.S. Government-sponsored collateralized mortgage obligations	12,433	—	12,433	—
Trust preferred securities	784	—	—	784
Regulatory stock	3,049	3,049	—	—
Trading securities	7,799	—	7,799	—
Loans held for sale	953	953	—	—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2013 Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$112	$—	$112	$—
U.S. Government agencies and corporations	8,947	—	8,947	—
Obligations of states and political subdivisions	43,535	—	43,535	—
U.S. Government-sponsored mortgage-backed securities	78,022	—	78,022	—
U.S. Government-sponsored collateralized mortgage obligations	17,085	—	17,085	—
Trust preferred securities	10,136	—	—	10,136
Regulatory stock	3,049	3,049	—	—
Trading securities	7,247	—	7,247	—
Loans held for sale	656	656	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2014 and 2013. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$680	$9,686	$10,136	$7,612
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—	—	—
Other comprehensive income	104	103	834	2,173
Discount accretion (premium amortization)	—	2	7	6
Sales	—	—	(10,044)	—
Purchases, issuance, and settlements	—	—	(149)	—
Ending balance	$784	$9,791	$784	$9,791
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	September 30, 2014	December 31, 2013
Total number of trust preferred securities	2	12
Par value	$1,808	$14,366

Number not considered OTTI	1	1
Par value	$808	$956

Number considered OTTI	1	11
Par value	$1,000	$13,410

Life-to-date impairment recognized in earnings	$140	$2,305
Life-to-date impairment recognized in other comprehensive income	884	1,718
Total life-to-date impairment	$1,024	$4,023

The following table details the one debt security with other-than-temporary impairment, its credit rating at September 30, 2014 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2014	Additions in QTD March 31, 2014	Additions in QTD June 30, 2014	Additions in QTD September 30, 2014	Amount of OTTI related to credit loss at September 30, 2014
Trapeza IX B-1	Ca/CC	$140	$—	$—	$—	$140
Total		$140	$—	$—	$—	$140

The following table details the two debt securities with other-than-temporary impairment, their credit ratings at September 30, 2013 and the related losses recognized in earnings:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of September 30, 2014 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$808	$314	$(494)	B2/C	94	23.3%	—%
Trapeza IX	B-1	860	470	(390)	Ca/CC	33	18.1	—
Total		$1,668	$784	$(884)

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

The market for these securities at September 30, 2014 and December 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

—	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2014;
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

The effective discount rates on an overall basis generally range from 10.55% to 16.19% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,605	$5,605

	(Amounts in thousands)
	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,251	$5,251

Other real estate owned	$—	$—	$33	$33

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at September 30, 2014 and December 31, 2013 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$16,385	$16,385	$—	$—	$16,385
Investment securities available-for-sale	165,006	3,049	161,173	784	165,006
Trading securities	7,799	—	7,799	—	7,799
Loans held for sale	953	953	—	—	953
Loans, net of allowance for loan losses	326,109	—	—	330,943	330,943
Bank-owned life insurance	16,903	16,903	—	—	16,903
Accrued interest receivable	2,050	2,050	—	—	2,050

LIABILITIES:
Demand, savings and money market deposits	$297,105	$297,105	$—	$—	$297,105
Time deposits	133,150	—	—	136,299	136,299
Short-term borrowings	4,568	4,568	—	—	4,568
Federal Home Loan Bank advances - short term	22,500	22,500	—	—	22,500
Federal Home Loan Bank advances - long term	25,000	—	—	26,437	26,437
Subordinated debt	5,155	—	—	4,940	4,940
Accrued interest payable	259	259	—	—	259

	(Amounts in thousands)
	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$12,396	$12,396	$—	$—	$12,396
Investment securities available-for-sale	160,886	3,049	147,701	10,136	160,886
Trading securities	7,247	—	7,247	—	7,247
Loans held for sale	656	656	—	—	656
Loans, net of allowance for loan losses	343,069	—	—	349,190	349,190
Bank-owned life insurance	15,049	15,049	—	—	15,049
Accrued interest receivable	1,675	1,675	—	—	1,675

LIABILITIES:
Demand, savings and money market deposits	$316,708	$316,708	$—	$—	$316,708
Time deposits	131,961	—	—	135,712	135,712
Short-term borrowings	3,804	3,804	—	—	3,804
Federal Home Loan Bank advances - short term	8,100	8,100	—	—	8,100
Federal Home Loan Bank advances - long term	34,500	—	—	36,646	36,646
Subordinated debt	5,155	—	—	4,694	4,694
Accrued interest payable	290	290	—	—	290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2014:

(Amounts in thousands)
	Fair value at September 30, 2014	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$784	Discounted Cash Flow	Projected Prepayments

1) Trust preferred securities issued by banks subject to Dodd-Frank's phase-out of trust preferred securities from Tier 1 Capital.  All fixed rate within one year; variable rate at increasing intervals depending on spread.2) Trust preferred securities issued by healthy, well capitalized banks that have fixed rate coupons greater than 8%.3) 1% annually for all other fixed rate issues and all variable rate issues.4) Zero for collateral issued by REITs and 2% for insurance companies.

Projected Defaults

1) All deferring issuers that do not meet the criteria for curing, as described below, are projected to default immediately.2) Banks with high, near team default risk are identified using a CAMELS model, and projected to default immediately. Healthy banks are projected to default at a rate of 2% annually for 2 years, and 0.36% annually thereafter.

3) Insurance and REIT defaults are projected according to the historical default rates exhibited by companies with the same credit ratings. Historical default rates are doubled in each of the first two years of the projection to account for current economic conditions. Unrated issuers are assumed to have CCC- ratings.

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~10.55% to ~16.19%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	5,605	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (10)% to (40)% Weighted average (22)%

			Liquidation Expenses (2)	Range (1)% to (33)% Weighted average (7)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income:

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine months ended September 30, 2014 and 2013:

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2013	$(2,860)	$(28)
Other comprehensive income before reclassification	1,692	13
Amount reclassified from accumulated other comprehensive loss	(127)	—
Total other comprehensive income	1,565	13
Balance as of March 31, 2014	(1,295)	(15)
Other comprehensive income before reclassification	1,269	13
Amount reclassified from accumulated other comprehensive loss	—	—
Total other comprehensive income	1,269	13
Balance as of June 30, 2014	(26)	(2)
Other comprehensive income before reclassification	102	14
Amount reclassified from accumulated other comprehensive loss	(3)	—
Total other comprehensive income	99	14
Balance as of September 30, 2014	$73	$12

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2012	$(1,707)	$—
Other comprehensive income before reclassification	400	—
Amount reclassified from accumulated other comprehensive loss	—	—
Total other comprehensive income	400	—
Balance as of March 31, 2013	(1,307)	—
Other comprehensive loss before reclassification	(2,224)	(23)
Amount reclassified from accumulated other comprehensive loss	(100)	—
Total other comprehensive income	(2,324)	(23)
Balance as of June 30, 2013	(3,631)	(23)
Other comprehensive loss before reclassification	36	(3)
Amount reclassified from accumulated other comprehensive loss	(255)	—
Total other comprehensive income	(219)	(3)
Balance as of September 30, 2013	$(3,850)	$(26)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	(Amounts in thousands)
	Three Months Ended
	September 30, 2014	September 30, 2013
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(4)	$(386)	Investment securities gains, net
	1	131	Federal income tax expense
	$(3)	$(255)	Net of tax

	(Amounts in thousands)
	Nine Months Ended
	September 30, 2014	September 30, 2013
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(197)	$(538)	Investment securities gains, net
	67	183	Federal income tax expense
	$(130)	$(355)	Net of tax

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. There was $10,000 in expense recorded for the nine months ended September 30, 2014, with a $40,000 credit to other comprehensive income and $42,000 expensed in the nine months ended September 30, 2013. The total accumulated liability at September 30, 2014 was $584,000 and $614,000 at December 31, 2013.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF

	SEPTEMBER 30, 2014			DECEMBER 31, 2013			SEPTEMBER 30, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$6,325	$15	0.31%	$10,010	$30	0.29%	$10,492	$22	0.29%
Investment securities available for sale and trading (1) (2) (3)	176,008	4,065	3.09%	181,051	4,737	2.61%	183,419	3,454	2.48%
Loans (1) (2) (3)	323,153	12,034	4.97%	318,414	16,032	5.03%	319,121	11,992	5.02%
Total interest-earning assets	505,486	$16,114	4.26%	509,475	$20,799	4.08%	513,032	$15,468	4.03%
Cash and due from banks	7,289			7,476			7,511
Bank premises and equipment	6,592			6,680			6,653
Other assets	19,757			16,879			17,104
Total noninterest-earning assets	33,638			31,035			31,268
Total assets	$539,124			$540,510			$544,300

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$90,595	$126	0.19%	$91,386	$177	0.19%	$91,620	$135	0.20%
Savings	115,286	50	0.06%	117,808	83	0.07%	118,946	65	0.07%
Time	130,043	1,093	1.12%	140,585	1,842	1.31%	142,930	1,426	1.33%
Total interest-bearing deposits	335,924	1,269	0.50%	349,779	2,102	0.60%	353,496	1,626	0.62%
Other borrowings	47,299	861	3.09%	44,127	1,212	2.75%	45,065	919	2.73%
Subordinated debt	5,155	66	1.68%	5,155	90	1.75%	5,155	67	1.75%
Total interest-bearing liabilities	388,378	$2,196	0.76%	399,061	$3,404	0.85%	403,716	$2,612	0.87%
Demand deposits	89,357			85,771			85,095
Other liabilities	8,451			6,229			6,065
Shareholders' equity	52,938			49,449			49,424
Total liabilities and
shareholders' equity	$539,124			$540,510			$544,300
Net interest income		$13,918			$17,395			$12,856
Net interest rate spread (4)			3.50%			3.23%			3.16%
Net interest margin (5)			3.68%			3.41%			3.34%
Ratio of interest-earning assets
to interest-bearing liabilities			1.30			1.28			1.27
(1)     Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.

(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $28,000 and $643,000, respectively, for September 30, 2014; $39,000 and $700,000, respectively, for December 31, 2013; and $28,000 and $509,000, respectively, for September 30, 2013.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	SEPTEMBER 30, 2014			JUNE 30, 2014			SEPTEMBER 30, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$5,692	$5	0.30%	$7,516	$5	0.33%	$7,894	$6	0.32%
Investment securities available for sale and trading (1) (2) (3)	177,289	1,359	3.08%	179,546	1,377	3.06%	179,180	1,146	2.50%
Loans (1) (2) (3)	322,010	3,966	4.91%	315,426	3,970	5.01%	314,626	3,990	5.05%
Total interest-earning assets	504,991	$5,330	4.21%	502,488	$5,352	4.26%	501,700	$5,142	4.09%
Cash and due from banks	7,287			7,480			7,557
Bank premises and equipment	6,546			6,585			6,732
Other assets	21,461			19,723			16,916
Total non-interest-earning assets	35,294			33,788			31,205
Total assets	$540,285			$536,276			$532,905

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$88,334	$43	0.20%	$88,545	$41	0.19%	$88,125	$42	0.19%
Savings	128,030	17	0.05%	115,714	17	0.06%	116,319	22	0.07%
Time	117,842	364	1.23%	129,698	356	1.13%	137,416	452	1.31%
Total interest-bearing deposits	334,206	424	0.50%	333,957	414	0.50%	341,860	516	0.60%
Other borrowings	47,304	280	2.35%	45,005	290	2.60%	43,210	305	2.80%
Subordinated debt	5,155	22	1.66%	5,155	22	1.68%	5,155	22	1.73%
Total interest-bearing liabilities	386,665	$726	0.74%	384,117	$726	0.76%	390,225	$843	0.86%
Demand deposits	91,743			90,162			86,957
Other liabilities	7,324			8,766			7,397
Shareholders' equity	54,553			53,231			48,326
Total liabilities and shareholders' equity	$540,285			$536,276			$532,905
Net interest income		$4,604			$4,626			$4,299
Net interest rate spread (4)			3.47%			3.50%			3.23%
Net interest margin (5)			3.64%			3.68%			3.42%
Ratio of interest-earning assets to interest-bearing liabilities			1.31			1.31			1.29
(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $9,000 and $218,000, respectively, for September 30, 2014; $9,000 and $220,000, respectively, for June 30, 2014; and $10,000 and $184,000, respectively, for September 30, 2013.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
Unaudited	2014	2014	2014	2013	2013
SUMMARY OF OPERATIONS
Total interest income	$5,103	$5,123	$5,217	$5,129	$4,948
Total interest expense	(726)	(726)	(744)	(792)	(843)
NET INTEREST INCOME (NII)	4,377	4,397	4,473	4,337	4,105
Provision for loan losses	(188)	(150)	(150)	(150)	(150)
NII after loss provision	4,189	4,247	4,323	4,187	3,955
Investment security gains (losses) including impairment losses	58	141	319	(1,894)	559
Mortgage banking gains	86	117	81	56	109
Other income	690	689	651	692	573
Total non-interest expense	(3,852)	(3,909)	(3,623)	(3,966)	(4,467)
Income (loss) before tax expense (benefit)	1,171	1,285	1,751	(925)	729
Federal income tax expense (benefit)	216	246	419	(463)	112
Net income (loss)	$955	$1,039	$1,332	$(462)	$617

PER COMMON SHARE DATA (1)
Earnings per share	$0.21	$0.23	$0.29	$(0.11)	$0.14
Book value	12.20	12.01	11.55	10.94	10.85

BALANCE SHEET DATA
Assets	$549,297	$534,417	$525,926	$556,918	$536,577
Investments	172,805	178,592	169,975	168,133	158,102
Total loans	330,187	316,567	312,223	346,833	314,927
Allowance for loan losses	4,078	4,134	4,051	3,764	3,943
Total deposits	430,255	425,065	417,369	448,669	427,471
Borrowings	57,223	48,435	43,582	51,559	52,677
Shareholders' equity	55,245	54,403	52,309	49,535	49,145

AVERAGE BALANCES
Assets	$540,281	$536,276	$540,817	$529,608	$532,905
Investments	177,289	179,545	171,123	174,024	179,180
Loans	320,798	314,826	331,489	314,171	304,350
Deposits	425,948	424,119	425,772	426,522	428,817
Borrowings	52,459	50,160	54,769	46,499	48,365
Shareholders' equity	54,553	53,231	50,990	49,527	48,326

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$(244)	$(67)	$137	$(329)	$(352)
Net (charge-offs) recoveries as a percentage of average total loans	(0.30)%	(0.09)%	0.17%	(0.42)%	(0.46)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.20%	1.16%	1.06%	0.54%	0.99%
Nonperforming loans	$7,449	$7,578	$5,903	$6,120	$4,701
Nonperforming securities	785	251	303	1,203	1,030
Other real estate owned	—	57	—	33	33
Total nonperforming assets	$8,234	$7,886	$6,206	$7,356	$5,764
Nonperforming assets as a percentage of:
Total assets	1.50%	1.48%	1.18%	1.32%	1.07%
Equity plus allowance for loan losses	13.88	13.48	11.01	13.80	10.84
Tier I capital	14.07	13.66	10.95	13.39	10.18

FINANCIAL RATIOS
Return on average equity	7.00%	7.81%	10.45%	(3.73)%	5.11%
Return on average assets	0.71	0.77	0.99	(0.35)	0.46
Efficiency ratio	70.89	70.14	65.31	74.33	86.78
Effective tax rate	18.45	19.14	23.93	(0.50)	15.36
Net interest margin	3.64	3.68	3.70	3.63	3.42
(1)	Earnings per share are based on weighted average shares outstanding. Book value per common share is based on shares outstanding at each period.

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

Analysis of Assets and Liabilities for the First Nine Months

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $512.9 million at September 30, 2014, a decrease of 1.3% from the December 31, 2013 balance of $519.7 million. The decrease from December 31, 2013 was mainly due to an increase in investment securities available-for-sale of $4.1 million offset by a decrease in loans of $16.6 million. Total assets of $549.3 million at September 30, 2014 reflect a decrease of 1.4% from the December 31, 2013 asset total of $556.9 million.

At September 30, 2014, the investment securities available-for-sale portfolio was $165.0 million compared to $160.9 million at December 31, 2013, an increase of $4.1 million, or 2.6%. Investment securities represented 32.2% of earning assets at September 30, 2014, compared to 31.0% at December 31, 2013. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment securities available-for-sale portfolio represented 38.4% of each deposit dollar at September 30, 2014, up from 35.9% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized gains of $113,000 at September 30, 2014, an increase of $4.2 million compared to net unrealized losses of $4.3 million at December 31, 2013.

The Company had an investment in trading securities of $7.8 million at September 30, 2014, with $7.2 million at December 31, 2013. This modest allocation of the securities portfolio into obligations of state and political subdivisions and cash equivalent instruments is intended to diversify the earnings of the portfolio with non-interest income.

Loans held for sale increased to $953,000 at September 30, 2014 compared to $656,000 at December 31, 2013. The small variance is reflective of mortgage banking volume.

Total loans at September 30, 2014 were $330.2 million compared to $346.8 million at December 31, 2013, a 4.8% decrease. The decrease in loan balances from year-end was due in part to 60-day term commercial loans for a total of $27.6 million that closed in December 2013 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2014. Excluding these loans at December 31, 2013, total loans increased $10.9 million, or 3.4%. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 64.4% as of September 30, 2014 and 66.7% as of December 31, 2013. The total loan-to-deposit ratio was 76.7% at September 30, 2014 and 77.3% at December 31, 2013.

At September 30, 2014, the allowance for loan losses of $4.1 million represented approximately 1.24% of outstanding loans. The allowance for loan losses at December 31, 2013 of $3.8 million represented approximately 1.09% of outstanding loans, or 1.18% excluding the 60-day term loans to which none of the allowance was allocated.

During the first nine months, loan charge-offs were $516,000 in 2014 compared to $655,000 for the same period in 2013, while the recovery of previously charged-off loans amounted to $342,000 in 2014 and $273,000 in 2013. The net charge-offs represent 0.07% of average loans for 2014 and the net charge-offs represent 0.17% for the same period in 2013. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $3.5 million at September 30, 2014, or 1.06%, of loans, versus $1.9 million, or 0.56%, of loans at December 31, 2013.

Bank-owned life insurance had a cash surrender value of $16.9 million at September 30, 2014 and $15.0 million at December 31, 2013. This increase is due to the purchase of $1.6 million of bank-owned life insurance in 2014 in connection with split-dollar life insurance being expanded to middle management.

Other assets decreased to $8.3 million at September 30, 2014 from $10.9 million at December 31, 2013. Included in other assets is deferred taxes of $3.3 million and $5.5 million as of September 30, 2014 and December 31, 2013, respectively, and Federal income tax receivable decreased by $1.2 million from December 31, 2013.

At September 30, 2014, a $1.7 million, and at December 31, 2013, a $1.9 million investment in a partnership fund is included in other assets with an offsetting $1.1 million at September 30, 2014 and $1.8 million at December 31, 2013 in other liabilities, which is the commitment to fund this affordable housing investment.

Noninterest-bearing deposits measured $89.4 million at September 30, 2014 compared to $89.9 million at December 31, 2013. Interest-bearing deposits decreased $17.9 million to $340.9 million at September 30, 2014 from $358.8 million at December 31, 2013. The decrease in interest-bearing deposits from year end is due mainly to segregated money market deposit accounts with the Bank which fully collateralized $27.6 million in 60-day term commercial loans that closed in December 2013. The loans matured and the deposits withdrew in the first quarter of 2014. Absent the collateral deposits, interest-bearing deposits increased $9.7 million, or 2.9%, over the nine months.

Federal Home Loan Bank advances and short-term borrowings increased to $52.1 million at September 30, 2014 from $46.4 million at December 31, 2013. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period.

Other liabilities measured $6.6 million at September 30, 2014 and $7.2 million at December 31, 2013. This decrease is due to a reduction of the liability to fund affordable housing explained earlier.

The Company improved its capital levels in the first nine months of 2014. The Company’s total shareholders’ equity measured $55.2 million at September 30, 2014 and $49.5 million on December 31, 2013. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures. The Company’s total risk-based capital is $22.9 million in excess of the 10% threshold for the Company to be well-capitalized.

Cash dividends of $0.13 per share were paid to shareholders of record to date in 2014. Cash dividends of $0.12 per share were paid to shareholders of record in 2013, with $0.09 at September 30, 2013. At April 30, 2014, the Company announced an increase in the cash dividend to $0.05 per share.

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

The Company met all capital adequacy requirements to which it was subject as of September 30, 2014 and December 31, 2013, as supported by the data in the following table. As of those dates, the Company met the capital requirements to be deemed “well capitalized” under regulatory prompt corrective action provisions.

	Actual Regulatory Capital Ratios as of:		Regulatory Capital Ratio Requirements:
	September 30, 2014	December 31, 2013	Well Capitalized	Adequately Capitalized
Tier I capital to risk-weighted assets	14.69%	13.26%	6.00%	4.00%
Total risk-based capital to risk-weighted assets	15.74%	14.19%	10.00%	8.00%
Tier I capital to average assets	10.86%	10.35%	5.00%	4.00%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires banking regulatory agencies to revise risk-based capital standards to ensure that they adequately account for the following additional risks: interest rate, concentration of credit, and non-traditional activities. Accordingly, regulators will subjectively consider an institution’s exposure to declines in the economic value of its capital due to changes in interest rates in evaluating capital adequacy. The following table illustrates the Company’s components of risk weighted capital ratios and the excess over amounts considered well-capitalized at September 30, 2014 and December 31, 2013. Management considers these excesses to be adequate with regard to the risks inherent in the balance sheet.

	(Amounts in thousands)
	September 30, 2014	December 31, 2013
Tier 1 capital	$58,518	$54,927
Tier 2 capital	4,162	3,847
Qualifying capital	$62,680	$58,774
Total risk-weighted assets*	$398,294	$414,230
Tier 1 risk-based capital excess	$34,620	$30,073
Total risk-based capital excess	22,851	17,351
Total leverage capital excess	31,585	28,380

* Includes off-balance sheet exposures

Total assets for leverage capital purposes is calculated as average assets less disallowed deferred tax assets and the net unrealized market value adjustment of investment securities available-for-sale, which averaged $538.7 million and $530.9 million for the quarters ended September 30, 2014 and December 31, 2013, respectively.

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

Core earnings, which exclude certain non-recurring items, increased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Core earnings for the first nine months of 2014 were $3.2 million, or $0.71 per share, compared to $2.6 million, or $0.56 per share for the first nine months of 2013. Core earnings for the third quarter of 2014 were $1.0 million, or $0.21 per share, compared to $794,000, or $0.18 per share for the third quarter of 2013.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP earnings	$955	$617	$3,326	$2,246
Investment gains not in the ordinary course of business (net of tax)*	—	—	(127)	—
Expenses related to reorganization (net of tax)**	—	12	—	143
Expenses relating to curtailment of mortgage banking activities (net of tax)	—	165	—	165
Core earnings	$955	$794	$3,199	$2,554
Core earnings per share	$0.21	$0.18	$0.71	$0.56

*  Sale of securities due to Volcker Rule

** Retail branch staff realignment and middle management restructure.

Analysis of Net Interest Income – Nine months ended September 30, 2014 and 2013

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $13.9 million for September 30, 2014 and $12.9 million for September 30, 2013. The resulting net interest margin was 3.68% for September 30, 2014 and 3.34% for September 30, 2013.

The increase in interest income, on a fully taxable equivalent basis, of $646,000 is the product of a 23 basis point increase in interest rates earned offset somewhat by a 1.5% year-over-year decrease in average earning assets. The decrease in interest expense of $416,000 was a product of an 11 basis point decrease in rates paid and a 3.8% decrease in average interest-bearing liabilities. The net result was a 8.3% increase in net interest income on a fully taxable equivalent basis, and a 34 basis point increase in the Company’s net interest margin on a slightly smaller asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $611,000, or 17.7%. The average invested balances in these securities decreased by $7.4 million, or 4.0%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 61 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $42,000, or 0.4%, for September 30, 2014 compared to the same period in 2013. A $4.0 million increase in the average balance of the loan portfolio, or 1.3%, was accompanied by a 5 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $7,000, or 31.8%, from the same period a year ago. The average balance of interest-earning deposits decreased by $4.2 million, or 39.7%. The yield increased by 2 basis points from 2013 to 2014. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn by customers affecting primarily the time deposit category. Average interest-bearing demand deposits and money market accounts decreased by $1.0 million, or 1.1%, for the nine months ended September 30, 2014 compared to the same period of 2013, while average savings balances decreased by $3.7 million, or 3.1%. Total interest paid on interest-bearing demand deposits and money market accounts was $126,000, a $9,000 decrease from last year. The average rate paid on these products decreased by 1 basis point. Total interest paid on savings accounts was $50,000, a $15,000 decrease from 2013. The average rate paid on savings accounts decreased by 1 basis point. The average balance of time deposit products decreased by $12.9 million, or 9.0%, as the average rate paid decreased by 21 basis points, from 1.33% to 1.12%. Interest expense decreased on time deposits by $333,000 from the prior year. Customers are opting for more liquid accounts versus time deposits in this low rate environment. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt increased by $2.2 million while the average rate paid on borrowings decreased by 27 basis points. Management has refinanced $9.5 million of long-term borrowings at their respective maturity dates at substantially lower rates and continues to utilize short-term borrowings to bridge liquidity gaps. Approximately $7 million in upcoming maturing long-term advances are expected to be refinanced at substantially reduced rates.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $2.0 million (current face) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2014 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2014. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 10.55% to 16.19% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.40 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.32 to $0.47.

The Company considered all information available as of September 30, 2014 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first nine months of 2014 or 2013. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2014 or later.

Analysis of Provision, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Nine Months Ended September 30, 2014 and 2013

During the first nine months of both 2013 and 2014, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2013 and 2014, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. For the nine months ended September 30, 2014, the provision for loan losses was $488,000, substantially exceeding net charge-offs of $174,000. For the same period in 2013, the provision was $500,000, which also exceeded net charge-offs of $382,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains, decreased by $917,000, or 28.4%, for September 30, 2014 compared to September 30, 2013. After gains on investment securities and impairment losses, non-interest income decreased by $1.1 million, or 27.2%, in the first nine months of 2014 compared to the first nine months of 2013.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $341,000 in the first nine months of 2014 from year ago levels. The Company sold ten trust preferred securities (including all of the nine iTruPS) accounting for the entire gain in 2014. Consistent with the balance sheet strategy, the Company periodically reviews its investment portfolio to clean up odd-lot securities and to reduce interest rate risk. This was done in 2013 and not yet in 2014, which accounts for the decrease from 2013. Trading security gains of $321,000 was recorded in 2014, an increase of $199,000 from 2013.

The wholesale mortgage unit, CSB Mortgage Company, which was formed in 2011 specifically as a result of strategic initiatives aimed at improving overall profitability, saw mortgage banking gains reach $1.3 million at June 30, 2013. The application volume driving the revenues declined substantially in 2013. The persistent rise in mortgage rates that began in May 2013 caused the Company’s application volume to decline. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail origination were closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume. The result is a decrease in mortgage banking gains of $1.2 million from $1.4 million at September 30, 2013 to $284,000 at September 30, 2014.

Fees for customer services increased by $56,000, or 4.0%, driven by customer activities. Wealth management income of $233,000 was recorded in 2014, compared to $116,000 in 2013. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third party marketing and sales support provider. As assets under management grow, fee income paid by the third party provider of non-deposit investment products will continue to enhance non-interest income revenue. Other sources of non-interest income increased by $61,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first nine months were $11.4 million in 2014 compared to $12.9 million in 2013, a decrease of $1.5 million, or 11.8%. During the first nine months of 2014, expenditures for salaries and employee benefits decreased by $823,000, or 10.8%, from the similar period a year ago. Much of this decrease is due to branch restructuring initiatives and the strategic decision management made during the third quarter of 2013 to close the wholesale mortgage operations discussed above. Full time equivalent employment averaged 153 during the first nine months of 2014 and 167 during the first nine months of 2013.

All other expense categories decreased by 13.3%, or $706,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The majority of these decreases relate to the restructuring and curtailment of wholesale mortgage operations in 2013. This also contributed to an improvement in the efficiency ratio from 79.7% for the first nine months of 2013 to 68.8% for the first nine months of 2014.

The effective tax rate for the first nine months was 20.9% in 2014 and 19.7% in 2013, resulting in income tax expense of $881,000 in 2014 and $551,000 in 2013. These effective rates are normalized tax rates based on the current rate of profitability and tax free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	September 30,
	2014		2013
	Balance	%	Balance	%
Provision at statutory rate	$1,430	34.0	$951	34.0
Add (Deduct):
Tax effect of earnings on bank-owned life insurance-net	(84)	(2.0)	(84)	(3.0)
Tax effect of non-taxable interest income	(458)	(10.9)	(367)	(13.1)
Tax effect of low income housing credit	(40)	(1.0)	—	—
Tax effect of non-deductible expenses	33	0.8	51	1.8
Federal income tax expense	$881	20.9	$551	19.7

Analysis of Net Interest Income – Third quarter ended September 30, 2014 and 2013

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.6 million for September 30, 2014 and $4.3 million for September 30, 2013. The resulting net interest margin was 3.64% for September 30, 2014 and 3.34% for September 30, 2013.

The increase in interest income, on a fully taxable equivalent basis, of $188,000 is the product of a 12 basis point increase in interest rates earned and 0.7% year-over-year increase in average earning assets. The decrease in interest expense of $117,000 was a product of a 12 basis point decrease in rates paid and a 0.9% decrease in average interest-bearing liabilities. The net result was a 7.1% increase in net interest income on a fully taxable equivalent basis, and a 30 basis point increase in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $213,000, or 18.6%. The average invested balances in these securities decreased by $1.9 million, or 1.1%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 58 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans decreased by $24,000, or 0.6%, for the third quarter of 2014 compared to the same period in 2013. A $7.4 million increase in the average balance of the loan portfolio, or 2.3%, was accompanied by a 14 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $1,000, or 16.7%, from the same period a year ago. The average balance of interest-earning deposits decreased by $2.2 million, or 27.9%. The yield decreased by 2 basis points in the third quarter of 2014 compared to the same period in 2013. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn by customers affecting primarily the time deposit category. Average interest-bearing demand deposits and money market accounts increased by $209,000, or 0.2%, for the quarter ended September 30, 2014 compared to the same period of 2013, while average savings balances increased by $11.7 million, or 10.1%. Total interest paid on interest-bearing demand deposits and money market accounts was $43,000, a $1,000 increase from 2013. The average rate paid on these products increased by 1 basis point. Total interest paid on savings accounts was $17,000, a $5,000 decrease from 2013. The average rate paid on savings accounts decreased by 2 basis points. The average balance of time deposit products decreased by $19.6 million, or 14.2%, as the average rate paid decreased by 8 basis points, from 1.31% to 1.23%. Interest expense decreased on time deposits by $88,000 from the prior year. Customers are opting for more liquid accounts versus time deposits in this low rate environment. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt increased by $4.1 million while the average rate paid on borrowings decreased by 40 basis points. Management has refinanced $9.5 million of long-term borrowings at their respective maturity dates at substantially lower rates and continues to utilize short-term borrowings to bridge liquidity gaps. Approximately $7 million in upcoming maturing long-term advances are expected to be refinanced at substantially reduced rates.

Analysis of Provision, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Third Quarter Ended September 30, 2014 and 2013

For the third quarter ended September 30, 2014, the provision for loan losses was $188,000, covering much of the net charge-offs of $244,000. For the same period in 2013, the provision was also $150,000 along with net charge-offs of $352,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains, increased by $94,000, or 13.8%, for the quarter ended September 30, 2014 compared to the same quarter in 2013. After gains on investment securities and impairment losses, non-interest income decreased by $407,000, or 32.8%, in the third quarter of 2014 compared to the third quarter of 2013.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $382,000 in the third quarter of 2014 from year ago levels. Trading security gains decreased by $119,000. Consistent with the balance sheet strategy, the Company periodically reviews its investment portfolio to clean up odd-lot securities and to reduce interest rate risk. This was done in 2013 and not yet in 2014, which accounts for the decrease from 2013.

Mortgage banking gains decreased $23,000 from the quarter ended September 30, 2013. Wealth management income of $68,000 was recorded in the third quarter of 2014 compared to $51,000 in the same quarter of 2013. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Other sources of non-interest income increased by $100,000 from the same quarter a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items. In the third quarter of 2013, a $27,000 loss on the sale of equipment was included in other non-interest income.

Total non-interest expenses in the third quarter were $3.9 million in 2014 compared to $4.5 million in 2013, a decrease of $615,000, or 13.8%.

During the third quarter of 2014, expenditures for salaries and employee benefits decreased by $300,000, or 11.5%, from the same quarter a year ago. Much of this decrease is due to the strategic decision management made during the third quarter of 2013 to close the wholesale mortgage operations discussed previously.

All other expense categories decreased by 16.9%, or $315,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. The majority of these decreases relate to the curtailment of wholesale mortgage operations. In the third quarter of 2013, additional costs of $249,000 were incurred to exit the wholesale mortgage unit. This also contributed to an improvement in the efficiency ratio from 86.7% for the third quarter of 2013 to 70.9% for the third quarter of 2014.

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

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At September 30, 2014, the Bank had $9.8 million of deposits in the CDARS® program, and had $1.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At September 30, 2014, the Bank had approximately $10.5 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $3.3 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $26.7 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At September 30, 2014, there was a $6.0 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of September 30, 2014. Unpledged securities of $50.0 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at September 30, 2014 is $7.0 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $103,000 at September 30, 2014 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders and to fund operating expenses.

Cash and cash equivalents decreased from $25.7 million at September 30, 2013 and increased from $12.4 million at December 31, 2013 to $16.4 million at September 30, 2014, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flows from operating activities for the nine months ended:

	(Amounts in thousands)
	September 30,
	2014	2013
Net income	$3,326	$2,246
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,841	2,586
Provision for loan loss	488	500
Investment securities gains	(197)	(538)
Other real estate (gains) losses	(9)	25
Originations of mortgage banking loans held for sale	(12,805)	(237,014)
Proceeds from the sale of mortgage banking loans	12,792	257,266
Net mortgage banking income	(284)	(1,435)
Increase in trading account	(552)	(7,000)
Earnings on bank-owned life insurance	(248)	(249)
Proceeds from IRS refund	1,065	933
Changes in:
Deferred taxes	635	504
Prepaid FDIC assessment	—	1,187
Other assets and liabilities	(1,175)	413
Net cash flows from operating activities	$4,877	$19,424

Key variations stem from: 1) Amortization on investments measured $1.3 million at September 30, 2014 compared to $2.1 million at September 30, 2013. More securities were purchased at a premium in 2013. 2) Gains were recognized on the sale of available-for-sale investments of $197,000 at September 30, 2014 due to the sale of the iTruPS with $538,000 recognized in the same period of 2013 due in part to odd-lot security sales. 3) Loans held for sale decreased by $297,000 in 2014 compared to a decrease of $18.8 million in 2013 due to the impact of interest rates on activity of mortgage banking and the exit from wholesale operations in September 2013. 4) An initial purchase of trading securities was made in April 2013 for $7.0 million. 5) In June 2013, a refund of $1.1 million FDIC assessment was received. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2014 and 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock—There were no repurchases of shares of the Company’s common stock during the nine months ended September 30, 2014.

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K(1)	3.2	03/16/06

	For Cortland Savings and Banking	10-K	3.2	03/15/07

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

*10.2	Group Term Carve Out Plan Amended Split Dollar Policy Endorsement entered into by The Cortland Savings and Banking Company on December 15, 2003 with Stephen A. Telego, Sr.	10-K(1)	10.2	03/16/06

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 4, 2014	8-K	10.17	03/10/14

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 4, 2014	8-K	10.19	03/10/14

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

*10.27	Second Amended Split Dollar Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.27	12/12/08

*10.27.1	Termination of Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Marlene Lenio	10-Q	10.27.1	05/17/10

*10.28.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Craig Phythyon	10-Q	10.28.1	05/17/10

*10.29	Third Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.29	12/12/08

*10.29.1	Termination of the Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.29.1	05/17/10

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012	8-K	10.31.1	10/03/12

*10.31.1.1	Amendment of Severance Agreement of Tim Carney, dated as of June 25, 2014	10-Q	10.31.1.1	08/12/14

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12

*10.31.2.1	Amendment of Severance Agreement of James Gasior, dated as of June 25, 2014	10-Q	10.31.2.1	08/12/14

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12

*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

*10.32	Severance Agreement entered into by Cortland Bancorp and The Cortland Savings and Banking Company in December 3, 2008, with each of Marlene J. Lenio, Craig M. Phythyon and Barbara R. Sandrock	8-K	10.32	12/12/08

*10.32.1	Termination of Severance Agreement entered into by each of Mses. Marlene J. Lenio and Barbara R. Sandrock and Messrs. Craig M. Phythyon and Stephen A. Telego, Sr.	10-Q	10.32.1	05/17/10

*10.33	Agreement and General Release with Lawrence A. Fantauzzi	8-K	10.1	10/22/09

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012	8-K	10.34	10/03/12

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	11/03/14

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: November 12, 2014
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: November 12, 2014
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)