Form 10-K
period 2014-12-31
CORTLAND BANCORP INC
filed 2015-03-24
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Based upon the closing price of the registrant’s common stock on June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49,284,497. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

The number of shares outstanding of the issuer’s classes of common stock as of March 17, 2015: 4,527,849 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 20, 2015 are incorporated by reference into Part III.

i

Form 10-K for the Year Ended December 31, 2014

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

CSB MORTGAGE COMPANY, INC.

CSB Mortgage Company, Inc. (CSB) was formed as an Ohio corporation in December 2011. It is a wholly-owned subsidiary of Cortland Banks and functioned as the originator of wholesale mortgage loans and the seller of company-wide mortgage loans in the secondary mortgage market. Its operations were significantly curtailed in September 2013, and substantially all loans were sold during the fourth quarter of 2013. The operations of the subsidiary were conducted at the Bank’s main office at 194 West Main Street, Cortland, Ohio. It was inactive at December 31, 2014.

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

EMPLOYEES

As of December 31, 2014, the Company, through the Bank, employed 144 full-time and 16 part-time employees. The Company provides its employees with a full range of benefit plans and considers its relations with its employees to be satisfactory.

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

Further information can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

SUPERVISION AND REGULATION

The Company and the Bank are subject to federal and state banking laws that are intended to protect depositors and borrowers, not shareholders. Changes in federal and state banking laws, including statutes, regulations, and policies of the bank regulatory agencies, could have a material adverse impact on our business and prospects. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Company and the Bank are subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include, but are not limited to, state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. In addition to minimum capital requirements, federal law imposes other safety and soundness standards having to do with such things as internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation and benefits. The discussion to follow of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.

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

Interstate banking and branching. Section 613 of the Dodd-Frank Act amends the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The amendments authorize a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a bank chartered by that state to open the branch. Section 607 of the Dodd-Frank Act requires that a bank holding company be well capitalized and well managed as a condition to approval of an interstate bank acquisition and that an acquiring bank be and remain well capitalized and well managed as a condition to approval of an interstate bank merger.

Nonbanking activities. With some exceptions, the Bank Holding Company Act prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company elects to become a financial holding company.  The Company is a financial holding company subject to regulation by the Federal Reserve Board.  No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

Activities that are “financial in nature” include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.

Capital.  Risk-based capital requirements.  Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted.  The Federal Reserve has adopted risk-based capital guidelines for financial holding companies as well as state banks that are members of the Federal Reserve Bank.  The Office of the Comptroller of the Currency and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively.  The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive t differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets.  Capital levels as measured by these standards are also used to cataegorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital).  The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for financial holding companies and bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988.  In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”).  The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations.  Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  Community banking organizations, including the Company and the Bank, began transitioning to the new rules on January 1, 2015.  The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5 percent, (b) a Tier 1 capital ratio of at least 6.0 percent, rather than the former 4.0 percent, (c) a minimum total capital ratio that remains at 8.0 percent, and (d) a minimum leverage ratio of 4%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).  The deductions phase in from 2015 through 2019.

For institutions with less than $250 billion in assets, the final rules also allow a one-time opportunity to permanently opt-out of a requirement to include all components of accumulated other comprehensive income in the capital calculation. To avoid the possibility of extreme market volatility in determining capital adequacy, the Company and the Bank has elected to opt-out.

Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625%.  The implementation of Basel III is not expected to have a material impact on the Company’s or the Bank’s capital ratios.

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

The capital of the Company and the Bank as of December 31, 2014 were as follows:

	(Amounts in thousands)
	Cortland Bancorp		The Cortland Savings and Banking Company
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Actual	$63,704	15.82%	$61,191	15.31%
For capital adequacy purposes	32,212	8.00%	31,971	8.00%
To be well capitalized	N/A	N/A	39,964	10.00%
Tier 1 capital to risk-weighted assets
Actual	58,705	14.58%	50,192	12.56%
For capital adequacy purposes	16,106	4.00%	15,986	4.00%
To be well capitalized	N/A	N/A	23,978	6.00%
Tier 1 leverage capital
Actual	58,705	10.66%	50,192	9.17%
For capital adequacy purposes	22,026	4.00%	21,896	4.00%
To be well capitalized	N/A	N/A	27,369	5.00%

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

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  The Company’s management believes that the Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above.

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

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions.  Included among those prohibited investments are certain collateralized debt obligations (CDOs) collateralized by trust preferred securities (TruPS). While the five regulatory agencies issued an Interim Final Rule on January 14, 2014, granting relief from the prohibition against holding certain CDOs secured by TruPS issued by bank or thrift holding companies, the relief does not extend to CDOs collateralized by TruPS issued by insurance companies (iTruPS).  The Company maintained a position in nine iTruPS, which were sold in early 2014.

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

Our business may be adversely affected by conditions in the financial markets, the real estate market and economic conditions generally.

Negative developments in the capital markets in recent years resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although improvements in the U.S. economy have occurred, housing prices are still depressed and in some markets. While unemployment levels have improved, there are concerns over whether such improvements in the U.S. economy will continue. Moreover, the economy could be severely negatively affected by disagreements in the federal government with respect to the budget and the debt ceiling, and economic problems in Europe add to volatility in the U.S. capital markets.

Negative economic developments would likely adversely affect our business and results of operations, as well as those of our customers. As a result, we may experience increased foreclosures, delinquencies and customer bankruptcies, as well as decreased loan demand.

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

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the provisions that may have an effect on our business that has not yet been fully experienced are the following:

●	the Dodd-Frank Act created a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;
●	new capital regulations for bank holding companies have been adopted, which impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

●	the assessment base for determining deposit insurance premiums has been expanded to include liabilities other than just deposits; and
●

new corporate governance requirements applicable generally to all public companies in all industries require, or will require when implemented, new compensation practices, including requiring companies to “claw back” incentive compensation under certain circumstances and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse effect on us. As of December 31, 2014, 83% of our loan portfolio consisted of commercial, commercial real estate, real estate construction and installment, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that do not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

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

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also have implemented security controls to prevent unauthorized access to the computer systems and require our third-party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. In addition, unauthorized access to or use of sensitive data could subject us to litigation and liability and costs to prevent further such occurrences.

The Bank’s necessary dependence upon automated systems to record and process the bank’s transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. The company’s subsidiary bank may also be subject to disruptions of the operating system arising from events that are beyond the bank’s control (for example, computer viruses, cyber attacks preventing customer access, electrical or telecommunications outages, natural disasters, terrorism or international hostilities). The Bank is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as the Bank). These disruptions may interfere with service to the Bank’s customers, cause additional regulatory scrutiny and result in a financial loss or liability.

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

We may acquire other financial institutions or parts of institutions in the future and may open new branches. We also may consider and enter into new lines of business or offer new products or services. Expansions of our business involve a number of expenses and risks, including:

●	the time and costs associated with identifying and evaluating potential acquisitions;
●	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions;
●	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
●	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;
●	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
●	entry into unfamiliar markets;
●	the introduction of new products and services into our existing business;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
●	the risk of loss of key employees and customers.

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

We offer healthcare coverage to our eligible employees with part of the cost subsidized by the Company. With recent changes to the healthcare laws in the United States effective in 2014, more of our employees may choose to participate in our health insurance plans, which could increase our costs for such coverage and material adversely impact our costs of operations.

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

Item 4. Mine Safety Disclosures – Not applicable

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 24, 2015 are as follows:

Name	Age	Position Held
James M. Gasior	55	President, Chief Executive Officer and Director
Timothy Carney	49	Executive Vice President, Chief Operations Officer, Secretary and Director
David J. Lucido	57	Senior Vice President and Chief Financial Officer
Stanley P. Feret	54	Senior Vice President and Chief Lending Officer

Principal Occupation and Business Experience of Executive Officers

During the past five years the business experience of each of the executive officers has been as follows:

Mr. Gasior succeeded Mr. Fantauzzi as President and Chief Executive Officer of the Company and the Bank beginning November 2, 2009. Mr. Gasior is a director of the Company and the Bank since November of 2005. He is a Certified Public Accountant, a member of the American Institute of CPA’s and the Ohio Society of CPA’s. Previously, Mr. Gasior served as Senior Vice President, Chief Financial Officer and Secretary of the Company and the Bank from November 2005. Mr. Gasior served as Senior Vice President of Lending and Administration of the Company and the Bank from April 1999 to October 2005.

Mr. Carney was elected as Executive Vice President, Chief Operating Officer and Secretary of the Company and the Bank on November 2, 2009. Mr. Carney was appointed to the Board of Directors on November 2, 2009 to serve the unexpired term of Lawrence Fantauzzi. Mr. Carney was elected as Senior Vice President and Chief Operations Officer of the Company on April 22, 2008. He was Senior Vice President and Chief Operations Officer of the Bank from May 1999 to November 2009.

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

The Company files quarterly reports on Form 10-Q, an annual report on Form 10-K, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements, with the SEC pursuant to section 13(a) or (15)d of the Exchange Act. In 2015, the Company’s quarterly reports will be filed within 45 days of the end of each quarter, and the Company’s annual report will be filed within 90 days of the end of the year. Any person may access these reports and statements free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, by visiting our web site at www.cortland-banks.com or by writing to:

Deborah L. Eazor

Cortland Bancorp

194 West Main Street

Cortland, Ohio 44410

The SEC also maintains a website at www.sec.gov where our filings and other information may be obtained free of charge.

The Company’s common shares trade on the OTCQX under the symbol CLDB. The following brokerage firm is known to be relatively active in trading the Company’s common shares:

Boenning & Scattergood

9916 Brewster Lane

Powell, OH 43065

Telephone: 866-326-8113

The following table shows the dividends declared during the periods indicated and the prices at which the common shares of the Company have actually been purchased and sold in market transactions. The range of market prices is compiled from data available from the OTCQX, a financial marketplace for 10,000 U.S. and global securities that recently expanded to include financial institutions that meet the capital requirements and disclosure commitments as established by the OTC.  The data may not necessarily represent all transactions. As of March 17, 2015, the Company had approximately 1,404 shareholders of record.

	Price Per Share
	High	Low	Close	Cash Dividends Declared Per Share
2014
Fourth Quarter	$15.95	$13.50	$15.75	$0.05
Third Quarter	13.85	11.80	13.50	0.05
Second Quarter	13.00	10.51	11.90	0.05
First Quarter	11.00	10.25	10.60	0.03
2013
Fourth Quarter	$10.75	$9.40	$10.25	$0.03
Third Quarter	10.48	9.10	9.45	0.03
Second Quarter	10.85	9.95	10.00	0.03
First Quarter	11.00	9.75	10.40	0.03
2012
Fourth Quarter	$10.49	$9.55	$9.70	$0.03
Third Quarter	10.25	9.26	9.65	—
Second Quarter	10.01	7.95	9.20	—
First Quarter	8.25	6.60	7.95	—

For current share prices, please access our website at www.cortland-banks.com.

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2015 is $4.4 million plus 2015 profits retained up to the date of the dividend declaration.

For the convenience of shareholders, the Company has established a plan whereby shareholders may have their dividends automatically reinvested in the common shares of the Company. Participation in the plan is completely voluntary and shareholders may withdraw at any time.

Shareholder and General Inquiries	Transfer Agent
Cortland Bancorp 194 West Main Street Cortland, Ohio 44410 (330) 637-8040 Attention: Deborah L. Eazor Vice President DLEazor@cortland-banks.com	American Stock Transfer & Trust Company, LLC 6201 15th Avenue Brooklyn, NY 11219 (888) 509-4619

Please contact our transfer agent directly for assistance in changing your address, elimination of duplicate mailings, transferring shares or replacing lost, stolen or destroyed share certificates. Other questions regarding your status as a shareholder of the Company may be addressed to the Company at the address above.

The Company did not repurchase any of its common shares during 2014 or sell any of its shares without registration during 2014, 2013 or 2012.

Item 6. Selected Financial Data

	(In thousands of dollars, except for ratios and per share amounts)
	Years Ended December 31,
SUMMARY OF OPERATIONS	2014	2013	2012	2011	2010
Total interest income	$20,665	$20,060	$21,015	$21,110	$21,872
Total interest expense	2,884	3,404	4,071	4,732	6,367
Net interest income (NII)	17,781	16,656	16,944	16,378	15,505
Provision for loan losses	1,638	650	3,020	1,196	505
NII after loss provision	16,143	16,006	13,924	15,182	15,000
Security gains (losses) including impairment losses	915	(1,234)	(157)	680	(1,694)
Mortgage banking gains	440	1,491	1,772	162	236
Other income	2,772	2,488	2,573	2,607	2,694
Total non-interest income	4,127	2,745	4,188	3,449	1,236
Total non-interest expenses	15,499	16,879	15,357	13,366	12,344
Income before tax expense (benefit)	4,771	1,872	2,755	5,265	3,892
Federal income tax expense (benefit)	902	88	(158)	1,193	621
Net income	$3,869	$1,784	$2,913	$4,072	$3,271
PER COMMON SHARE DATA (1)
Earnings per share	$0.85	$0.39	$0.64	$0.90	$0.72
Cash dividends declared per share	0.18	0.12	0.03	—	—
Book value	12.33	10.94	10.93	10.10	9.25
BALANCE SHEET DATA
Assets	$568,932	$556,918	$582,240	$519,830	$500,273
Investment securities	170,108	168,133	184,646	185,916	188,458
Loans held for sale	632	656	24,756	947	262
Loans	360,185	346,833	317,282	289,096	265,179
Allowance for loan losses	5,202	3,764	3,825	3,058	2,501
Deposits	456,761	448,669	476,901	422,765	391,509
Borrowings	44,759	46,404	46,051	42,273	57,901
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	55,852	49,535	49,452	45,719	41,852
AVERAGE BALANCES
Assets	$542,542	$540,510	$528,075	$493,728	$486,588
Investment securities	175,000	181,051	183,514	186,872	191,546
Loans	325,747	306,411	287,723	260,755	237,251
Loans held for sale	814	12,003	13,311	325	373
Deposits	428,468	435,550	424,337	395,561	378,242
Borrowings	46,886	44,127	44,054	43,734	58,317
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	53,648	49,449	48,598	44,589	39,480
ASSET QUALITY RATIOS
Loan charge-offs	$(594)	$(1,022)	$(2,415)	$(832)	$(616)
Recoveries on loans	394	311	162	193	175
Net charge-offs	$(200)	$(711)	$(2,253)	$(639)	$(441)
Net charge-offs as a percentage of average total loans	0.06%	0.23%	0.78%	0.25%	0.19%
Loans 30+ days delinquent as a percentage of total loans	2.22%	0.54%	0.94%	1.01%	1.23%
Nonperforming loans	$9,237	$6,120	$5,668	$4,714	$3,858
Nonperforming securities	779	1,203	674	1,542	3,767
Other real estate owned	40	33	145	437	848
Total nonperforming assets	$10,056	$7,356	$6,487	$6,693	$8,473
Allowance for loan losses as a percentage of non- performing loans	56.32%	61.50%	67.48%	64.87%	64.83%
Nonperforming assets as a percentage of:
Total assets	1.77%	1.32%	1.11%	1.29%	1.69%
Equity plus allowance for loan losses	16.47	13.80	12.16	13.70	19.07
Tier I capital	17.13	13.39	12.01	12.94	18.11
FINANCIAL RATIOS
Return on average equity	7.21%	3.61%	5.99%	9.13%	8.29%
Return on average assets	0.71	0.33	0.55	0.82	0.67
Effective tax rate	18.91	4.70	(5.74)	22.66	15.96
Average equity-to-average asset ratio	9.89	9.15	9.20	9.03	8.11
Tangible equity ratio	10.66	10.35	9.63	10.39	9.65
Cash dividend payout ratio	21.18	30.77	4.69	—	—
Net interest margin	3.67	3.41	3.58	3.72	3.59

(1)

Basic earnings per common share are based on weighted average shares outstanding. Cash dividends per common share are based on actual cash dividends declared. Book value per common share is based on shares outstanding at each period.

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

	(Fully taxable equivalent basis in thousands of dollars)
	2014			2013			2012
	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate
Interest-earning assets:
Interest-earning deposits and other earning assets	$6,686	$21	0.31%	$10,010	$30	0.29%	$10,369	$31	0.29%
Available-for-sale securities (Note 1, 2, 3):
U.S. Treasury and other U.S. Government agencies and corporations	9,004	210	2.33%	6,551	130	1.98%	14,609	346	2.37%
States of the U.S. and political subdivisions - taxable	4,779	165	3.45%	4,690	157	3.35%	663	21	3.17%
States of the U.S. and political subdivisions - nontaxable	44,157	2,182	4.94%	37,356	1,878	5.03%	39,697	2,118	5.34%
U.S. Government mortgage-backed pass through certificates	103,228	2,230	2.16%	110,186	1,928	1.75%	108,881	2,414	2.22%
Other securities	6,200	197	3.18%	16,929	414	2.45%	19,664	532	2.70%
Total available-for-sale securities	167,368	4,984	2.98%	175,712	4,507	2.56%	183,514	5,431	2.96%
Trading securities (Note 1, 2, 3)	7,632	397	5.20%	5,339	230	4.31%	—	—	—%
Loans (Note 1, 2, 3, 4)	326,561	16,154	4.95%	318,414	16,032	5.03%	301,034	16,306	5.42%
Total interest-earning assets	508,247	$21,556	4.24%	509,475	$20,799	4.08%	494,917	$21,768	4.40%
Noninterest-earning assets:
Cash and due from banks	7,229			7,476			7,862
Premises and equipment	6,553			6,680			6,524
Other assets	20,513			16,879			18,772
Total assets	$542,542			$540,510			$528,075
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$92,338	$178	0.19%	$91,386	$177	0.19%	$83,129	$151	0.18%
Savings	114,955	67	0.06%	117,808	83	0.07%	107,147	106	0.10%
Time	130,245	1,449	1.11%	140,585	1,842	1.31%	156,527	2,441	1.56%
Total interest-bearing deposits	337,538	1,694	0.50%	349,779	2,102	0.60%	346,803	2,698	0.78%
Borrowings:
Securities sold under agreement to repurchase	4,141	3	0.07%	3,453	3	0.09%	4,559	5	0.11%
Subordinated debt	5,155	88	1.70%	5,155	90	1.75%	5,155	100	1.94%
Federal Home Loan Bank advances - short term	17,541	156	0.89%	10,706	135	0.66%	6,575	79	1.20%
Federal Home Loan Bank advances - long term	25,204	943	3.74%	29,968	1,074	4.88%	32,920	1,189	3.61%
Total borrowings	52,041	1,190	2.29%	49,282	1,302	2.64%	49,209	1,373	2.79%
Total interest-bearing liabilities	389,579	$2,884	0.74%	399,061	$3,404	0.85%	396,012	$4,071	1.03%
Noninterest-bearing liabilities:
Demand deposits	90,930			85,771			77,534
Other liabilities	8,385			6,229			5,931
Shareholders' equity	53,648			49,449			48,598
Total liabilities and shareholders' equity	$542,542			$540,510			$528,075
Net interest income		$18,672			$17,395			$17,697
Net interest rate spread (Note 5)			3.50%			3.23%			3.37%
Net interest margin (Note 6)			3.67%			3.41%			3.58%

Note 1 –	Includes both taxable and tax exempt securities and loans.
Note 2 –

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $34,000 and $857,000, respectively, for December 31, 2014; $39,000 and $700,000, respectively, for December 31, 2013; and $46,000 and $707,000, respectively, for December 31, 2012.

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

Note 4 –	Interest earned on loans includes net loan fees of $487,000 in 2014, $292,000 in 2013 and $336,000 in 2012.
Note 5 –	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
Note 6 –	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

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

For debt securities, ASC topic 320 requires an entity to assess whether it has the intent to sell the debt security or it is more-likely-than-not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary-impairment (OTTI) loss on the security must be recognized.

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

CORPORATE PROFILE

The Company, with total assets of approximately $568.9 million at December 31, 2014, is a bank holding company headquartered in Cortland, Ohio whose principle activity is to manage, supervise and otherwise serve as a source of strength to the Bank.

Cortland Banks is a state chartered bank engaged in commercial and retail banking services. The Bank offers a full range of financial services to its local communities with an ongoing strategic focus on commercial banking relationships.

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

2014 OVERVIEW

In 2014, Cortland earned $3.9 million, or $0.85 per share, compared to $1.8 million, or $0.39 per share in 2013. Net income in 2013 was impacted by charges for the investment portfolio due to regulatory changes mandated by the Volcker Rule. OTTI losses in the amount of $2.0 million were recognized on $10.5 million of trust preferred securities, a form of collateralized debt obligation. The trust preferred securities were among those considered disallowed under the revised final Volcker Rule, which originated from the Dodd-Frank Act. There were no OTTI losses in 2014. Excluding the charges for the investment portfolio, which were $2.0 million pre-tax and $1.3 million after tax, Cortland would have earned $3.1 million, or $0.68 per share, in 2013.

Amid more rigorous regulatory standards and an uncertain economy, the Company continues to follow its core strategic direction. Operating results reflect its commitment to growing loans and deposits in the markets in which it operates and in producing consistent positive earnings.

The Company’s financial results for 2014 were affected by these notable specific factors:

•	Earnings per share (EPS) for 2014 were $0.85, compared to $0.39 per share for 2013. The Volcker Rule charges reduced 2013 EPS by $0.29.
●

For 2014, net interest income increased 7% to $17.8 million, compared to $16.7 million for 2013. Net interest margin (NIM) improved by 26 basis points to 3.67% for the full year, compared to 3.41% for 2013. The Company continues to optimally manage its balance sheet in this historically low interest rate environment in preparation for an eventual increase in interest rates.

•	Total loans increased by $13.4 million, or 4%, to $360.2 million at December 31, 2014, compared to $346.8 million a year ago.

•

Non-performing loans as a percentage of total loans were 2.58% increasing from 1.77% at the end of the prior year. In spite of the increase in non-performing loans at quarter end, asset quality remained strong with total non-performing assets representing only 1.77% of total assets.

•	The Company and the Bank remained well-capitalized, with total risk-based capital to risk-weighted assets of 15.82% and 15.31%, respectively.
•	Reflecting the continued confidence supported by stable revenues from core operations, increasing loan production, and improving capital levels, Cortland paid cash dividends of $0.18 per share.

The Company’s total shareholders’ equity increased to $55.9 million at December 31, 2014 from $49.5 million at December 31, 2013. The Company continues to maintain capital sufficient to be deemed well capitalized under all regulatory measures. In the current regulatory environment, regulatory oversight bodies expect banks to maintain ratios above the statutory levels as a margin of safety.

In the midst of earnings pressures brought on by the economic downturn, interest rate compression and investment impairment issues, the Company devoted substantial attention in 2014 and 2013 to profit improvement measures and balance sheet positioning. The Company’s management team continues to focus on measures designed to enhance capital and to provide for adequate liquidity for lending and business development purposes. New strategies are being pursued to improve market penetration and product expansion, with the objective of increasing both the interest income and non-interest income revenue base.

Total shareholders’ equity at December 31, 2014 was $55.9 million, representing a ratio of equity capital to total assets of 9.82%. In comparison, total shareholders’ equity was $49.5 million at December 31, 2013, representing a ratio of equity capital to total assets of 8.89%. A component of shareholders’ equity is accumulated other comprehensive income (loss), which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale. Net unrealized losses on available-for-sale investment securities, net of tax, were $2.9 million at December 31, 2013, compared with net unrealized gains, net of tax, of $359,000 at December 31, 2014. Such unrealized gains or losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

Return on average equity was 7.2% in 2014, compared to 3.6% in 2013, while return on average assets measured 0.7% in 2014 and 0.3% in 2013. Book value per share increased by $1.39 to $12.33 at December 31, 2014 from $10.94 at December 31, 2013. The price of the Company’s common shares traded in a range between a low of $10.25 and a high of $15.95, closing the year at $15.75 per share.

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

Core earnings, which exclude the OTTI charge and certain other non-recurring items, were $3.7 million in 2014 compared to $3.5 million in 2013 and $2.8 million in 2012. Core earnings per share were $0.83 in 2014, $0.77 in 2013 and $0.62 in 2012.

The following is a reconciliation between core earnings and earnings under GAAP:

	(Amounts in thousands, except per share data)
	Years Ended December 31,
	2014	2013	2012
GAAP earnings	$3,869	$1,784	$2,913
Impairment losses on investment securities (net of tax)	—	1,290	113
Investment gains not in the ordinary course of business (net of tax) *	(127)	—	(20)
Expenses relating to reorganization - (net of tax)**	—	254	—
Expenses relating to curtailment of mortgage banking activities (net of tax)	—	165	—
Net impact of historic tax credit investment	—	—	(190)
Core earnings	$3,742	$3,493	$2,816
Core earnings per share	$0.83	$0.77	$0.62

*   The gains in 2014 are from the sale of securities due to the Volcker Rule. The gains in 2012 are due to the settlement on General Motors Corporation bonds.

** Retail branch staff realignment and middle management restructure.

Although the provision for loan losses is considered core earnings, it is worthy of note that $1.3 million of the $1.6 million provision in 2014 relates to a specific provision on loans to one related group.

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

The Dodd-Frank Act is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on the Company. In July 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act states that the maximum amount of deposit insurance for banks, savings institutions and credit unions is $250,000 per depositor.

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

BALANCE SHEET COMPOSITION

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets at December 31 for the period indicated. Average assets totaled $542.5 million in 2014 compared to $540.5 million in 2013 and $528.1 million in 2012.

	December 31,
	2014	2013	2012
Sources of Funds:
Deposits:
Non-interest bearing	16.8%	15.9%	14.7%
Interest bearing	62.2	64.7	65.7
Long-term debt and other borrowings	8.6	8.2	8.3
Subordinated debt	1.0	1.0	1.0
Other non-interest bearing liabilities	1.5	1.0	1.1
Shareholders' equity	9.9	9.2	9.2
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans, including loans held for sale	60.2%	58.9%	57.0%
Securities	32.3	33.5	34.8
Interest-earning deposits and other assets	1.2	1.9	2.0
Bank-owned life insurance	3.0	2.7	2.5
Other non-interest earning assets	3.3	3.0	3.7
Total	100.0%	100.0%	100.0%

Deposits continue to be the Company’s primary source of funding. During 2014, the relative mix of deposits has remained steady with interest-bearing being the main source. Average non-interest bearing deposits totaled 21.2% of total average deposits in 2014, compared to 19.7% in 2013 and 18.3% in 2012. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The Company primarily invests funds in loans and securities. Prior to 2008, securities were the largest component of the Company’s mix of invested assets. Since then, loans have become the largest component. Average securities decreased $6.1 million, or 3.3%, to $175.0 million during 2014 from $181.1 million in 2013, while average loans increased by $8.1 million, or 2.6%, to $326.6 million during 2014 from $318.4 million in 2013.

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

Gross income that would have been recorded in 2014 on these nonperforming loans, had they been in compliance with their original terms, was $590,000. Interest income that actually was included in income on these loans amounted to $388,000. In addition to nonperforming loans, nonperforming assets include nonperforming investment securities. Gross income that would have been recorded in 2014 on nonperforming investments, had they been in compliance with their original terms, was $29,000. Interest income that actually was included in income on these investments amounted to $23,000. There are no accruing loans which are contractually past due 90 days or more as to principal or interest payments.

The following table depicts the trend in these potentially problematic asset categories:

	(Amounts in thousands)
	December 31,
	2014	2013	2012	2011	2010
Non-accrual loans:
Commercial	$1,824	$98	$49	$70	$132
Commercial real estate	2,247	1,279	2,336	1,470	307
Residential real estate	1,331	481	489	842	1,040
Consumer - home equity	149	72	72	111	47
Consumer - other	6	16	27	1,073	1,085
Total non-accrual loans	5,557	1,946	2,973	3,566	2,611
Investment securities	779	1,203	674	1,542	3,767
Other real estate owned	40	33	145	437	848
Troubled debt restructured loans	3,680	4,174	2,695	1,148	1,247
Nonperforming assets	$10,056	$7,356	$6,487	$6,693	$8,473
Loans past due greater than 30 days or on nonaccrual	$8,201	$2,176	$3,248	$4,051	$3,649

	December 31,
	2014	2013	2012	2011	2010
Non-accrual loans as a percentage of total loans	1.54%	0.56%	0.94%	1.23%	0.98%
Nonperforming assets as a percentage of total assets	1.77%	1.32%	1.11%	1.29%	1.69%
Nonperforming assets as a percentage of equity capital plus allowance for loan losses	16.45%	13.78%	12.16%	13.70%	19.07%

As of December 31, 2014, there were $1.9 million in loans not included in this table where known information about borrowers’ possible credit problems caused management to have some doubts as to the ability of these borrowers to comply with present loan payment terms and which may result in disclosure of such loans in this table.

Loans accounted for on a non-accrual basis ranged from a high of $5.6 million in 2014 to a low of $1.9 million in 2013. Non-accrual loans in 2014 of $5.6 million is higher than the average of the past five years, which is $3.3 million. The increase in non-accrual loans is mainly due to loans to one related group in both the commercial and commercial real estate categories. The increase in residential real estate is one loan for $1.0 million. The total of all loans past due more than 30 days or on non-accrual ranged from a low of $2.2 million in 2013 to a high of $8.2 million in 2014. Loans charged-off, net of recoveries, was $200,000 for 2014, compared to $711,000 for 2013, $2.3 million for 2012, $639,000 for 2011 and $441,000 for 2010. The resulting ratios do not indicate any trends of concern from management’s perspective.

Troubled-debt restructured loans are loans that have been modified when economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. In 2013, $2.8 million in new troubled debt restructurings were added. There were none added in 2014.

As the nation struggled through high unemployment levels from 2008 through 2012, accompanied by high levels of bankruptcy filings and home foreclosures, the Company continued to experience only modest levels of delinquencies and resulting credit concerns. In 2014, the provision for loan losses was $1.6 million, as general economic conditions improved and the Company’s credit quality remained strong; $1.3 million of the reserve was in the commercial loan category relating to one affiliated group. In 2013 and 2012, the provision for loan losses was $650,000 and $3.0 million, respectively. The 2012 provision related to one isolated commercial customer whose financial condition eroded over a short period of time, requiring a charge-off of $1.9 million. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

At December 31, 2014, there was $779,000 of the Company’s holdings in trust preferred securities considered to be in non-accrual status. The quarterly interest payments for both of its investments in trust preferred securities had been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. In September of 2012, the Company sold 14 of its 29 positions in trust preferred securities, 11 of which were in non-accrual status. In February of 2014, the Company completed the sale of 9 of the remaining 11 trust preferred securities.

RESULTS OF OPERATIONS

Analysis of Net Interest Income - Years Ended December 31, 2014 and 2013

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $18.7 million for 2014 and $17.4 million for 2013. The resulting net interest margin was 3.67% for 2014 and 3.41% for 2013.

The increase in interest income, on a fully taxable equivalent basis, of $757,000 is the product of a 16 basis point increase in interest rates earned offset somewhat by a 0.2% year-over-year decrease in average earning assets. The decrease in interest expense of $520,000 was a product of an 11 basis point decrease in rates paid and a 2.4% decrease in average interest-bearing liabilities. The net result was a 7.3% increase in net interest income on a fully taxable equivalent basis, and a 26 basis point increase in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $644,000, or 13.6%. The average invested balances in these securities decreased by $6.1 million, or 3.3%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 45 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans. Any reinvestment into the securities portfolio may serve to decrease the yield due to the current low rate environment. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans increased by $122,000, or 0.8%, for 2014 compared to the same period in 2013. An $8.1 million increase in the average balance of the loan portfolio, or 2.6%, was accompanied by a 8 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income decreased by $9,000, or 30.0%, from the same period a year ago. The average balance of interest-earning deposits decreased by $3.3 million, or 33.2%. The yield increased by 2 basis points from 2013 to 2014. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits has been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn by customers affecting primarily the time deposit category. During 2014, average interest-bearing demand deposits and money market accounts increased by $952,000, or 1.0%, while average savings balances decreased by $2.9 million, or 2.4%. Total interest paid on interest-bearing demand deposits and money market accounts was $178,000, a $1,000 increase from last year. The yield did not change from 2013 to 2014. Total interest paid on savings accounts was $67,000, a $16,000 decrease from 2013. The average rate paid on savings accounts decreased by 1 basis point. The average balance of time deposit products decreased by $10.3 million, or 7.4%, as the average rate paid decreased by 20 basis points, from 1.31% to 1.11%. Interest expense decreased on time deposits by $393,000 from the prior year. Customers are opting for more liquid accounts versus time deposits in this low rate environment. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt increased by $2.8 million while the average rate paid on borrowings decreased by 35 basis points. During 2014, management refinanced long-term borrowings at their respective maturity dates, taking advantage of continuing low rates. Management continues to utilize short-term borrowings to bridge liquidity gaps. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Analysis of Net Interest Income — Years Ended December 31, 2013 and 2012

On a fully taxable equivalent basis, net interest income measured $17.4 million for 2013 and $17.7 million for 2012. The resulting net interest margin was 3.41% for 2013 and 3.58% for 2012.

The decrease in interest income, on a fully taxable equivalent basis, of $969,000 was the product of a 32 basis point decrease in interest rates earned offset somewhat by a 2.9% year-over-year increase in average earning assets. The decrease in interest expense of $667,000 was a product of an 18 basis point decrease in rates paid and a 0.8% increase in average interest-bearing liabilities. The net result was a 1.7% decrease in net interest income on a fully taxable equivalent basis, and a 17 basis point decrease in the Company’s net interest margin on a slightly larger asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $694,000, or 12.8%. The average invested balances in these securities decreased by $2.5 million, or 1.3%, from 2012. The decrease in the average balance of investment securities was accompanied by a 34 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans. Any reinvestment into the securities portfolio may serve to decrease the yield due to the current low rate environment. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans decreased by $274,000, or 1.7%, for 2013 compared to the same period in 2012. A $17.4 million increase in the average balance of the loan portfolio, or 5.8%, was accompanied by a 39 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume was at historic low interest rates, while strong competition for good credits also drove rates downward. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income decreased by $1,000, or 3.2%, during 2013 compared to 2012. The average balance of interest-earning deposits decreased by $359,000, or 3.5%. The yield did not change from 2012 to 2013. Management intended to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits had been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn by customers affecting primarily the time deposit category. Average interest-bearing demand deposits and money market accounts increased by $8.3 million, or 9.9%, for the year ended December 31, 2013 compared to the same period of 2012, while average savings balances increased by $10.7 million, or 9.9%. Total interest paid on interest-bearing demand deposits and money market accounts was $177,000, a $26,000 increase from 2012. The average rate paid on these products increased by 1 basis point, primarily the result of larger deposits in the higher yielding tiers of the money market accounts. Total interest paid on savings accounts was $83,000, a $23,000 decrease from 2012. The average rate paid on savings accounts decreased by 3 basis points. The average balance of time deposit products decreased by $15.9 million, or 10.2%, as the average rate paid decreased by 25 basis points, from 1.56% to 1.31%. Interest expense decreased on time deposits by $599,000 from the prior year. After an extended period of declining average rates paid on deposits, the Company experienced a flattening on a linked quarter basis. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

	(Amounts in thousands)
	2014 Compared to 2013			2013 Compared to 2012
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-earning deposits and other money markets	$(10)	$1	$(9)	$(1)	$—	$(1)
Investment securities available-for-sale:
U.S. Government agencies and corporations	54	26	80	(167)	(49)	(216)
Obligations of states and political subdivisions	330	(18)	312	87	(191)	(104)
Mortgage-backed and related securities	(128)	430	302	29	(515)	(486)
Other securities	(316)	99	(217)	(70)	(48)	(118)
Trading securities	113	54	167	230	—	230
Loans	406	(284)	122	911	(1,185)	(274)
Total interest income change	449	308	757	1,019	(1,988)	(969)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	2	(1)	1	16	10	26
Savings deposits	(2)	(14)	(16)	10	(33)	(23)
Time deposits	(129)	(264)	(393)	(233)	(366)	(599)
Securities sold under agreements to repurchase	—	—	—	(1)	(1)	(2)
FHLB advances - short term	69	(48)	21	52	4	56
FHLB advances - long term	(177)	46	(131)	(106)	(9)	(115)
Subordinated debt	—	(2)	(2)	—	(10)	(10)
Total interest expense change	(237)	(283)	(520)	(262)	(405)	(667)
Increase (decrease) in net interest income on a taxable equivalent basis	$686	$591	$1,277	$1,281	$(1,583)	$(302)

PROVISION FOR LOAN LOSSES, NON-INTEREST INCOME, NON-INTEREST EXPENSE & FEDERAL INCOME TAX

During 2014, 2013 and 2012, the amount charged to operations as a provision for loan loss was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2014, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial real estate loan portfolio, and accordingly has not added any special provision for these loan types. In 2014, $1.3 million was added to the commercial loan portfolio relating to one affiliated group. For the year ended December 31, 2014, the provision for loan losses was $1.6 million, with net charge-offs of $200,000. For the same period last year, the provision was $650,000, which was fairly close to net charge-offs of $711,000, which included charge-offs of $710,000 to which a specific reserve of $530,000 was allocated prior to the charge-offs. In the year ended 2012, the provision was $3.0 million. The large provision in 2012 was due to a charge-off related to a single borrower to which no related allowance had been previously allocated. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially-oriented focus.

The following table provides a detailed analysis of non-interest income:

	(Amounts in thousands)
	December 31,
	2014	2013	2012
Fees for customer services	$2,007	$1,935	$2,041
Mortgage banking gains, net	440	1,491	1,772
Other real estate gains (losses), net	9	(25)	(35)
Earnings on bank-owned life insurance	336	324	379
Wealth management income	313	218	—
Other non-interest income	107	36	188
Non-interest income, excluding investment gains	3,212	3,979	4,345
Investment securities available-for-sale gains, net	588	535	14
Trading securities gains, net	327	185	—
Net impairment losses recognized in earnings	—	(1,954)	(171)
Total non-interest income	$4,127	$2,745	$4,188

Total non-interest income, excluding investment gains and impairment losses, decreased by $767,000, or 19.3%, for 2014 compared to a decrease of $366,000, or 8.4%, for 2013. After gains on investment securities and impairment losses, non-interest income increased by $1.4 million, or 50.0%, in 2014 compared to a decrease of $1.4 million, or 34.5%, in 2013.

Fees for customer services increased by $72,000, or 3.7% in 2014, compared to a decrease of $106,000, or 5.2%, in the prior year driven by customer transactions on deposit accounts.

The wholesale mortgage unit, CSB Mortgage Company, which was formed in 2011 specifically as a result of strategic initiatives aimed at improving overall profitability, saw mortgage banking gains reach $1.5 million in 2013 versus $1.8 million in 2012 and after curtailment of activities in late 2013, mortgage banking gains totaled $440,000 in 2014. Although mortgage banking gains for 2013 were similar to year-ago levels, the application volume driving the revenues declined substantially in 2013. The persistent rise in mortgage rates that began in May 2013 had caused the Company’s application volume to decline. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail origination was closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume.

Wealth management income of $313,000 was recorded in 2014, compared to $218,000 in 2013. As a revenue diversification initiative, the Company continues to expand wealth management efforts. Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third-party marketing and sales support provider. As assets under management grow, fee income paid by the third-party provider of non-deposit investment products will continue to enhance non-interest income revenue.

Net gains on the sale of available-for-sale investment securities increased by $53,000 in 2014 from year ago levels. Consistent with the balance sheet strategy, the Company periodically reviews its investment portfolio to clean up odd-lot securities and to reduce interest rate risk.  Recent government programs, such as the Home Affordable Refinance Program (HARP), promote prepayment activities in mortgage backed securities, thus cutting short the intended investment performance.  Proactively removing the securities with higher prepayment risk allows the Company to reinvest into securities that produce consistent cash flows. The Company sold 19 of the 22 bank CDO’s in 2012, realizing a nominal net loss of $164,000. All of these securities exhibited evidence of significant deterioration in issuers’ creditworthiness. Gains in 2013 and 2012 were offset by impairment losses of $2.0 million and $171,000, respectively, and none in 2014, on investment securities which had been previously recognized as impaired and/or which required the Company to maintain a higher level of risk weighted assets for regulatory capital ratio purposes. As stated earlier, the $2.0 million in OTTI losses in 2013 were recognized on $10.5 million of trust preferred securities, a form of collateralized debt obligations. The trust preferred securities were among those considered disallowed under the revised final Volcker Rule, which originated from the Dodd-Frank Act. The inability to hold these securities precipitated the loss recognition at December 31, 2013. In February 2014, the Company completed the sale of all nine of the disallowed investments along with one other permissible holding. This resulted in a gain of approximately $200,000. Trading securities gains increased by $142,000, or 76.8%. The trading account was initiated in the second quarter of 2013. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The following table provides a summary of non-interest expenses:

	(Amounts in thousands)
	December 31,
	2014	2013	2012
Salaries and employee benefits	$9,147	$9,844	$8,706
Net occupancy and equipment expense	1,912	1,896	1,794
State and local taxes	341	555	497
FDIC insurance expense	309	391	297
Professional fees	815	806	801
Other non-interest expense	2,975	3,387	3,262
Total non-interest expenses	$15,499	$16,879	$15,357

Total non-interest expenses decreased by $1.4 million, or 8.2%, in 2014. This compares to an increase of $1.5 million, or 10.0%, in 2013.

During 2014, expenditures for salaries and employee benefits decreased by $697,000 million, or 7.1%, and in 2013 increased by $1.1 million, or 13.1%. Much of this increase in 2013 is due to the additional personnel hired to operate the mortgage banking operation up to its curtailment in September 2013 and to manage the increasing lending volume generated through core bank lending operations. The curtailment in 2013 accounts for the decrease in 2014 compared to 2013. Also, approximately $242,000 in branch restructuring costs were incurred in 2013. Full-time equivalent employment averaged 153 in 2014 compared to 164 in 2013 and 162 in 2012. The addition of employees throughout 2012 and 2013 were related to the mortgage banking operation. The decrease in both the expense and employees is attributable to the curtailment of mortgage banking operations.

Salaries and employee benefits represent 59.0% of all non-interest expenses in 2014, 57.8% in 2013 and 56.2% in 2012. The following table details components of these increases and decreases.

	Amounts (in thousands)			Percentages
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Salaries	$(550)	$954	$1,066	(7.2)%	14.3%	19.1%
Employee benefits	(164)	270	286	(6.7)	12.3	15.0
	(714)	1,224	1,352	(7.1)	13.8	18.0
Deferred loan origination fees	17	(86)	(12)	(7.4)	59.3	9.0
Total	$(697)	$1,138	$1,340	(7.1)%	13.1%	18.2%

Salary expense per employee averaged $46,000 in 2014 and 2013 and $41,000 in 2012. Average earning assets per employee measured approximately $3 million in 2014, 2013 and 2012.

Charges for insurance premiums paid to the FDIC decreased by $82,000 in 2014 compared to an increase in 2013 of $94,000. Deposits are insured by the FDIC up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The Company anticipates its FDIC insurance expense will remain consistent in 2015.

State and local taxes declined by $214,000, or 38.6%, in 2014, compared to an increase of $58,000, or 11.7%, in 2013. This decrease is due to a rate reduction in state tax. All other categories of non-interest expenses decreased $387,000, or 6.4%, in 2014 compared to an increase of $232,000, or 4.0%, in 2013. These expense categories are subject to fluctuation due to non-recurring items. The majority of these decreases relate to the expenses incurred by the mortgage banking operation prior to 2014 in the form of professional fees, third-party consulting fees and compliance-related costs and $229,000 of costs to exit the wholesale mortgage banking channel and reducing mortgage operations late in the third quarter of 2013. Also, $164,000 in costs were incurred in the closing of the Middlefield branch in late 2013. Included in other non-interest expenses for the year ended December 31, 2012 is the one-time investment of $444,000 in a Historic Tax Credit partnership which generated $634,000 in tax credits for 2012. The Company recorded no tax credit activity in 2014 or 2013.

Income before federal income tax expense amounted to $4.8 million for 2014, compared to $1.9 million and $2.8 million for 2013 and 2012, respectively. The effective tax rate was 18.9% in 2014, 4.70% in 2013 and (5.74)% in 2012, resulting in income tax expense of $902,000 in 2014 and $88,000 in 2013 and an income tax benefit of $158,000 in 2012. The historic tax credit contributed to the lower effective tax rate in 2012, while the impairment loss caused the reduced effective rate in 2013.

The effective federal income tax rate varies from the applicable U.S. statutory federal income tax rate of 34% due to the following differences:

	December 31,
	2014	2013	2012
Provision at statutory rate	34.00%	34.00%	34.00%
(Deduct) add tax effects of:
Earnings on bank-owned life insurance-net	(2.39)	(5.90)	(4.68)
Non-taxable interest income	(12.75)	(26.96)	(18.57)
Low income housing	(1.09)	0.67	—
Historical tax credit	—	—	(17.53)
Non-deductible expenses	1.14	2.89	1.04
Federal income tax effective rate	18.91%	4.70%	(5.74)%

Net income registered $3.9 million in 2014, $1.8 million in 2013 and $2.9 million in 2012, representing per share amounts of $0.85 in 2014, $0.39 in 2013 and $0.64 in 2012. Cash dividends of $0.18, $0.12 and $0.03 per share were paid to shareholders of record in 2014, 2013 and 2012, respectively.

The following table shows unaudited financial results by quarter:

	(Amounts in thousands)
	For the 2014 quarter ended:				For the 2013 quarter ended:
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$5,222	$5,103	$5,123	$5,217	$5,129	$4,948	$4,938	$5,045
Interest expense	688	726	726	744	792	843	858	911
Net interest income	4,534	4,377	4,397	4,473	4,337	4,105	4,080	4,134
Loan loss provision	1,150	188	150	150	150	150	150	200
Security gains, net	397	58	141	319	60	559	101	—
Impairment losses	—	—	—	—	(1,954)	—	—	—
Mortgage banking gains, net	156	86	117	81	56	109	638	688
Other real estate (losses) gains	—	(10)	19	—	—	(38)	13	—
Other income	742	700	670	651	691	611	628	583
Other expenses	4,115	3,852	3,909	3,623	3,965	4,467	4,307	4,140
Income (loss) before tax	564	1,171	1,285	1,751	(925)	729	1,003	1,065
Federal income (benefit) tax expense	21	216	246	419	(463)	112	204	235
Net income (loss)	$543	$955	$1,039	$1,332	$(462)	$617	$799	$830
Net income (loss) per share	$0.12	$0.21	$0.23	$0.29	$(0.11)	$0.14	$0.18	$0.18
Net interest income (fully tax-equivalent basis)	$4,755	$4,602	$4,627	$4,688	$4,540	$4,299	$4,262	$4,294
Net interest rate spread	3.51%	3.47%	3.50%	3.53%	3.45%	3.23%	3.16%	3.09%
Net interest margin	3.68%	3.64%	3.68%	3.70%	3.63%	3.42%	3.34%	3.27%

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

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheets within other liabilities, while the corresponding provision for these losses is recorded as a component of other non-interest expenses. At both December 31, 2014 and 2013, this allowance was $84,000.

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

Although management believes the Company uses the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. Increased levels of job loss and high unemployment, home foreclosures and business failures could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The following is an analysis of changes in the allowance for loan losses for the period ended:

	(Amounts in thousands)
	December 31,
	2014	2013	2012	2011	2010
Balance at beginning of year	$3,764	$3,825	$3,058	$2,501	$2,437
Loan losses:
Commercial	(123)	(1)	(1,937)	—	(1)
Commercial real estate	(186)	(782)	(36)	(211)	(204)
Residential real estate	(93)	(81)	(231)	(362)	(229)
Consumer - home equity	(48)	(12)	(59)	(91)	(14)
Consumer - other	(144)	(146)	(152)	(168)	(168)
Total	(594)	(1,022)	(2,415)	(832)	(616)
Recoveries on previous loan losses:
Commercial	274	167	9	3	—
Commercial real estate	3	11	37	118	58
Residential real estate	16	26	46	6	18
Consumer - home equity	24	18	13	6	3
Consumer - other	77	89	57	60	96
Total	394	311	162	193	175
Net loan losses	(200)	(711)	(2,253)	(639)	(441)
Provision charged to operations	1,638	650	3,020	1,196	505
Balance at end of year	$5,202	$3,764	$3,825	$3,058	$2,501
Ratio of net loan losses to average total loans outstanding	0.06%	0.23%	0.78%	0.24%	0.19%
Ratio of loan loss allowance to total loans	1.44%	1.09%	1.21%	1.06%	0.94%

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

The following is an allocation of the year end allowance for loan losses. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of:

	(Amounts in thousands)
	December 31,
	2014	2013	2012	2011	2010
Commercial	$2,064	$593	$639	$565	$249
Commercial real estate	2,754	2,638	2,616	1,803	1,611
Residential real estate	229	356	343	470	418
Consumer - home equity	60	88	123	128	111
Consumer - other	95	89	104	92	112
Total	$5,202	$3,764	$3,825	$3,058	$2,501

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

LOAN PORTFOLIO

The following table represents the composition of the loan portfolio as of:

	(Amounts in thousands)
	December 31,
	2014		2013		2012		2011		2010
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$72,330	20.1	$73,643	21.2	$62,312	19.6	$60,233	20.8	$42,349	16.0
Commercial real estate	223,536	62.1	206,744	59.6	193,417	61.1	160,319	55.5	146,389	55.2
Residential real estate	38,875	10.8	42,288	12.2	39,091	12.3	45,780	15.8	52,262	19.7
Consumer - home equity	21,328	5.9	19,510	5.6	17,910	5.6	16,916	5.9	16,963	6.4
Consumer - other	4,116	1.1	4,648	1.4	4,552	1.4	5,848	2.0	7,216	2.7
Total loans	$360,185		$346,833		$317,282		$289,096		$265,179

The following schedule sets forth maturities based on remaining scheduled repayments of principal or next re-pricing opportunity for loans (excluding residential real estate, consumer- home equity and consumer-other) as of:

	(Amounts in thousands)
	December 31, 2014
	1 Year or Less	Over 1 Year to 5 Years	Over 5 Years	Total
Commercial	$49,598	$12,351	$10,381	$72,330
Commercial real estate	65,053	121,097	37,386	223,536
Total loans	$114,651	$133,448	$47,767	$295,866

The following schedule sets forth loans based on next re-pricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Residential real estate, consumer - home equity and consumer – other loans have again been excluded.

	(Amounts in thousands)
	December 31, 2014
	1 Year or Less	Over 1 Year	Total
Floating or adjustable rates of interest	$111,669	$128,141	$239,810
Fixed rates of interest	2,982	53,074	56,056
Total loans	$114,651	$181,215	$295,866

The Company recorded an increase of $13.4 million in the loan portfolio in 2014 from the level of $346.8 million recorded at December 31, 2013. Gross loans as a percentage of earning assets stood at 67.3% as of December 31, 2014 and 66.7% at December 31, 2013. The loan-to-deposit ratio at December 31, 2014 was 78.9% as compared to 77.3% at December 31, 2013. Despite the slow economic recovery in the region, the Bank posted year-over-year growth in total loans of 3.8%. As the balance sheet is adequately structured to accommodate additional loan growth, management remains committed to fulfilling the credit needs of creditworthy customers. Included in year-end total loans are short-term, 60-day loans closed in 2014 for $22.6 million, compared to $27.6 million in 2013. At December 31, 2014 the loan loss allowance of $5.2 million represented approximately 1.4% of outstanding loans, and at December 31, 2013, the loan loss allowance of $3.8 million represented approximately 1.1% of outstanding loans.

The portion of the loan portfolio represented by commercial loans (including commercial real estate) remained about the same from 80.8% in 2013 to 82.2% in 2014. Consumer loans (including home equity loans) were approximately 7.0% of the loan portfolio in 2013 and 2014 as the Bank remains challenged in growing these portfolios with consumers deleveraging their household since the economic downturn of 2008-2009. Between 2013 and 2014, the balance of residential real estate loans decreased slightly from 12.2% to 10.8% of the loan portfolio as borrowers continue to look to qualify for the secondary market in order to take advantage of historically low interest rates while management previously elected not to portfolio historically low yields.

The following graph offers a comparison of loan composition for the time period 2010 to 2014:

Commercial, commercial real estate and residential real estate loans continue to comprise the largest share of the Company’s loan portfolio. At the end of 2014, commercial, commercial real estate and residential real estate loans comprised a combined 93.0% of the portfolio compared to 90.9% at December 31, 2010. Excluding year-end, short term, cash-secured loans of $22.6 million and $27.6 million closed in 2014 and 2013, respectively, the core commercial loan portfolio (excluding commercial real estate) grew by $20.5 million, or 8.1%, over the prior year 2013. The loan portfolio at December 31, 2014 also included home equity loans at 5.9% and consumer installment loans at 1.1%. These percentages compare to home equity loans at 6.4% and consumer installment loans at 2.7% on December 31, 2010.

The balance of the commercial loan portfolio, which includes commercial mortgages, is $295.9 million at December 31, 2014, an increase of $15.5 million from the balance of $280.4 million recorded at December 31, 2013 and represents a 5.5% growth. Short-term, asset-based commercial loans, including lines of credit, decreased slightly during the year. Commercial real estate (CRE) loans reflected the largest component growth from the prior period of $16.8 million, or 8.1%, which substantially represents investment real estate supported by third-party rents and leases. At December 31, 2014, the total commercial real estate portfolio consisted of 32.5% in owner occupied real estate and 67.5% in non-owner occupied real estate. The increase in CRE loans was a direct result of management taking strategic advantage of competitive market conditions and the Bank’s considerable liquidity position. The CRE portfolio was also enhanced by lending into the Skilled Nursing and Personal Health Care industries. In 2006, the federal banking regulatory agencies published interagency guidance on CRE Concentration Risk Management stating that if total commercial real estate concentration exceeded 300% of a bank’s total capital (or if the CRE portfolio increased by over 50% in the preceding 3 years), the portfolio may represent significant concentration risk and additional monitoring may be required. The Bank’s CRE concentration, excluding owner-occupied real estate, as of December 31, 2014 was $150.9 million, which is 246.6% of total unimpaired or risk-based capital, compared to 229.6% for 2013. Management believes that its current level of credit review and portfolio monitoring adequately assures that the Bank is mitigating CRE concentration levels. In a strategic effort to diversify, the Bank continues to develop its commercial loan portfolio and, as such, the December 31, 2014 balance of $72.3 million represents 24.4% of the total commercial portfolio, which reflected a 1.8% increase from the period December 31, 2013 to December 31, 2014. However, excluding the year-end, short term, cash-secured loans that were reduced by $5.0 million from 2013 to 2014, the core commercial loan portfolio grew by $3.7 million, or 8.0%, from 2013 to 2014.

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

	(Amounts in thousands)
	December 31,
	2014		2013		2012
	Balances	% of Portfolio	Balances	% of Portfolio	Balances	% of Portfolio
Non-residential building/apartment building	$56,731	19.17	$51,396	18.33	$39,990	15.64
Hotels/motels	31,151	10.53	24,745	8.83	18,999	7.43
Skilled nursing	30,239	10.22	30,589	10.91	24,573	9.61
Nursing and personal care	16,097	5.44	13,226	4.72	14,803	5.79
Trucking/courier services	15,670	5.30	13,934	4.97	14,271	5.58

The most substantial increase in concentrations since 2012 comes from non-residential building/apartment building. The single largest customer relationship had an aggregate balance at year end 2014 of $11.4 million compared to $18.1 million in 2013. This balance represented approximately 3.9% of the total commercial and CRE portfolio in 2014 and 6.5% in 2013. It is important to note that within this relationship, there is a 60-day note for $10.5 million in 2014 and $17.0 million in 2013, which are fully secured by segregated deposit accounts with the Bank.

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

MORTGAGE BANKING

In late 2011, the Company implemented a wholesale mortgage operation serviced through CSB. During 2013 and 2012, management capitalized on the expertise of CSB’s newly hired personnel to substantially increase loans sold on the secondary market. The persistent rise in mortgage rates that began in May 2013 caused the Company’s application volume to decline from $82.9 million and $94.2 million for the first and second quarters of 2013 to $42.7 million in the third quarter of 2013, compared to $123.9 million for the same quarter of 2012. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail origination was closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume.

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

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry, such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of December 31, 2014 and 2013, the Company had reserves for mortgage loans sold of $700,000 and $681,000, respectively. For the twelve months ended December 31, 2014 and 2013, the Company recorded $19,000 and $251,000, respectively, in provision expense related to potential repurchase and warranties exposure. For the years ended December 31, 2014 and 2013, the Company did not repurchase any mortgage loans sold.

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

Trading securities are currently an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. Management has purchased these securities principally for the purpose of selling them in the near term. Trading securities are carried at fair value with valuation adjustments included in other non-interest income.

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

The following table shows the fair value of available-for-sale securities by type of obligation at:

	(Amounts in thousands)
	December 31,
	2014	2013	2012
U.S. Treasury and U.S. Government agencies and corporations	$8,749	$9,059	$8,188
Obligations of states and political subdivisions	50,091	43,535	42,316
U.S. Government-sponsored mortgage-backed securities and collateralized mortgage obligations	99,579	95,107	123,481
Trust preferred securities	779	10,136	7,612
Federal Home Loan Bank and Federal Reserve Bank stock	3,049	3,049	3,049
Total fair value of investment securities available-for-sale	$162,247	$160,886	$184,646

Impairment Analysis of Investment Securities

Item 8, Note 2 in the Notes to the Consolidated Financial Statements contains the accounting and disclosures for securities impairment.

Fair Value

The Company owns two trust preferred securities totaling $2.0 million (current face) consisting of obligations of banks, thrifts and insurance companies. The market for these securities at December 31, 2014 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2014. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective discount rates on an overall basis generally range from 10.24% to 15.75% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.43 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.39 to $0.47.

The Company considered all information available as of December 31, 2014 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2015 or later. In February 2014, the Company completed the sale of all nine of the disallowed investments under the Volcker Rule along with one other permissible holding. Proceeds of the $10.2 million were received on an amortized cost of $10.0 million resulting in a pre-tax gain of approximately $200,000.

A summary of securities held at December 31, 2014, classified according to the earlier of next re-pricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed-rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Fair Value	Weighted Average Yield (1)
U.S. Government agencies and corporations:
Maturing or repricing within one year	$101	4.708%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	8,648	2.043
Maturing or repricing after ten years	—	—
Total U.S. Government agencies and corporations	$8,749	2.074%
Obligations of states and political subdivisions:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	1,754	4.582
Maturing or repricing after five years but within ten years	6,124	5.014
Maturing or repricing after ten years	42,213	4.551
Total obligations of states and political subdivisions	$50,091	4.609%
U.S. Government mortgage-backed and related securities:
Maturing or repricing within one year	$3,082	2.908%
Maturing or repricing after one year but within five years	14,076	1.765
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	82,421	2.426
Total U.S. Government mortgage-backed and related securities	$99,579	2.347%
Other securities (2):
Maturing or repricing within one year	$779	1.920%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	3,049	—
Total other securities	$3,828	0.391%

(1)

The weighted-average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted-average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amount of adjustment to interest, which is based on the statutory tax rate of 34%, was $857,000.

(2)	Regulatory stock is included in the amount maturing or repricing after ten years.

As of December 31, 2014, there were $5.3 million in callable U.S. Government agency securities and $2.0 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, are likely to be called within the one-year time horizon. These securities are categorized according to their contractual maturities, with none classified as maturing or repricing within one year, $337,000 classified as maturing after one year but within five years, $6.1 million classified as maturing after five years but within ten years and $770,000 classified as maturing after 10 years.

As of December 31, 2014, there were no callable U.S. Government agency securities, $27.1 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $1.0 million maturing after one year but within five years, $3.0 million maturing after five years but within ten years and $23.1 million maturing after 10 years.

As of December 31, 2014, the carrying value of all investment securities totaled $162.2 million, a decrease of $1.3 million, or 0.85%, from the prior year. The Bank’s management elected to reallocate some of the proceeds from called and paid-down securities that were realized during the twelve months ended December 31, 2014. Additionally, by utilizing the available liquidity, the Bank was able to fund commercial loan growth. The investment portfolio represents 35.5% of each deposit dollar, down slightly from 35.9% at the prior year end. The allocation between single maturity investment securities and mortgage-backed securities shifted to a 39/61 split versus the 41/59 division of the previous year.

Holdings of U.S. Government-sponsored mortgage-backed securities increased by $7.6 million, or 9.7%. This increase was the result of $31.2 million in purchases offset by sales of $9.4 million and principal paydowns of $14.1 million.

Holdings of trust preferred securities decreased $9.4 million, or 92.3%, due to the sale of the disallowed trust preferred securities.

Holdings of obligations of state and political subdivisions increased by $6.6 million, or 15.2%. The increase was due to purchases of $9.8 million offset by calls of $3.4 million.

Holdings of other securities remained relatively unchanged during the year.

The mix of mortgage-backed securities remained weighted in favor of fixed-rate securities in 2014, and accordingly, the portion of the mortgage-backed portfolio allocated to fixed-rate securities increased from 88.4% to 96.8% in the current year. Floating-rate and adjustable-rate mortgage-backed securities provide some degree of protection against rising interest rates, while fixed-rate securities perform better in periods of stable-to-slightly-declining interest rates. Included in the mortgage-backed securities portfolio are investments in collateralized mortgage obligations, which totaled $14.0 million and $17.1 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, a net unrealized gain of $359,000 million, net of tax, was included in shareholders’ equity as a component of other comprehensive income, as compared to a net unrealized loss of $2.9 million, net of tax, as of December 31, 2013. Lower interest rates generally translate into more favorable market prices for debt securities; conversely, rising interest rates generally result in depreciation in the market value of debt securities.

The Company has $779,000 in investments considered to be structured notes as of December 31, 2014, a decrease of $9.3 million, or 92.3% from one year ago. The decrease was due to the February 2014 sale of ten structured notes. The Company has no investments in other derivative products.

Additional information regarding investment securities can be found in Item 8, Notes 1 and 2 to the Consolidated Financial Statements.

DEPOSITS

The Company’s deposits are derived from the individuals and businesses located in its primary market area. Total deposits at year-end exhibited an increase of 1.8% to $456.8 million at December 31, 2014, as compared to $448.7 million at December 31, 2013.

The Company’s deposit base consists of demand deposits, savings, money market and time deposit accounts. Average noninterest-bearing deposits increased 6.0% during 2014, while average interest-bearing deposits decreased by 3.5%.

At December 31, 2014, noninterest-bearing deposits were $94.7 million, or 20.7%, compared to $89.9 million or 20.0% of total deposits in 2013.

Core deposits, which are deposits exclusive of certificates of deposit greater than $250,000, represented 91.7% of total deposits at year-end 2014 compared to 91.6% in 2013.

The Company’s portfolio of certificates of deposit is sourced primarily from customers in the Bank’s immediate market area and includes an insignificant amount of brokered deposits.

Average noninterest-bearing and interest-bearing checking accounts now comprise 28.9% of total deposits compared to 24.1% five years ago. The largest shift, however, is the decline in CD balances of 11.5%. This is reflective of the unwillingness of customers to commit to longer terms in the low interest rate environment, and the expectation of rising rates on the horizon. The following table depicts how the deposit mix has shifted during this five-year time frame.

	(In percentages)
	December 31,
	2014	2010
Checking	21.2	16.2
NOW	7.7	7.9
Money market	13.9	10.4
Savings	26.8	23.6
CDs	30.4	41.9

Additional information regarding interest-bearing deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements.

OTHER ASSETS AND OTHER LIABILITIES

Premises and equipment totaled $7.7 million at December 31, 2014, an increase of $1.0 million from $6.7 million at December 31, 2013. The increase is due to a $1.3 million purchase of land to be used to construct a new branch in Canfield, Ohio in Mahoning County. Bank-owned life insurance had a cash surrender value of $17.0 million at December 31, 2014 and $15.1 million at December 31, 2013. The Company purchased $1.6 million in bank-owned life insurance in 2014 and $714,000 in 2013 as part of its funding of executive post-retirement benefits. Other assets decreased to $8.0 million at December 31, 2014 from $10.9 million at December 31, 2013. Net deferred tax assets measured $3.4 million at December 31, 2014 compared to $5.5 million at December 31, 2013. Federal income tax receivable of $70,000 and $1.0 million was recorded for the years ended December 31, 2014 and 2013, respectively.

In 2014, a $1.7 million investment in a partnership fund is included in other assets and $1.9 million at 2013 with an offsetting $810,000 in other liabilities at 2014 and $1.8 million in 2013, which is the commitment to fund this affordable housing investment.

Other liabilities measured $6.4 million at December 31, 2014 and $7.2 million at December 31, 2013. The decrease from December 31, 2013 is due to a $970,000 decrease in the commitment to fund the affordable housing partnership fund previously described. Other major components are accrued interest on deposits and borrowings which measured $248,000 and $290,000 in 2014 and 2013. Accrued expenses measured $3.6 million at December 31, 2014 and $3.4 million at December 31, 2013. Post-retirement benefits is the largest accrued expense item, which measured $2.0 million at December 31, 2014 and $1.9 million at December 31, 2013.

ASSET-LIABILITY MANAGEMENT

The Company’s executive management and Board of Directors routinely review the Company’s balance sheet structure for stability, liquidity and capital adequacy. The Company has defined a set of key control parameters which provide various measures of the Company’s exposure to changes in interest rates. The Company’s asset-liability management goal is to produce a net interest margin that is relatively stable despite interest rate volatility, while maintaining an acceptable level of earnings. Net interest income is the difference between total interest earned on a fully taxable equivalent basis and total interest expensed. The net interest margin ratio expresses this difference as a percentage of average earning assets. In the past five years, the net interest margin has averaged 3.59% ranging between 3.41% and 3.72% as depicted in the following table.

	(In percentages)
	December 31,
	2014	2013	2012	2011	2010
Net interest margin	3.67	3.41	3.58	3.72	3.59

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

During 2014, the effective maturities of earning assets tended to shorten as rates in the credit markets remained extremely low. Federal Reserve policy makers kept the short-term rates in the range of 0.00% to 0.25% during all of 2014 in an attempt to ease strains in the financial market, stimulate spending and help improve the recovery. With rates low during the year, prepayments on loans and mortgage-backed securities remained high, causing the effective maturities of existing earning assets to shorten during 2014. During the year, management invested the excess funds, with an allocation towards municipal bonds and mortgage-backed securities.

The computerized simulation techniques utilized by management provide a more sophisticated measure of the degree to which the Company’s interest sensitive assets and liabilities may be impacted by changes in the general level of interest rates. These analyses show the Company’s net interest income remaining relatively neutral within the economic and interest rate scenarios anticipated by management. As previously noted, the Company’s net interest margin has remained in the range of 3.41% to 3.72% over the past five years, a period characterized by significant shifts in the mix of earning assets and the direction and level of interest rates. The targeted Federal funds rate during that period ranged from a low of 0.00% to 0.25%, as Federal Reserve monetary policy turned from guarding against deflation to warding off inflationary threats to attempting to recover from a recession and softening the effects of the housing correction.

LIQUIDITY

The central role of the Company’s liquidity management is to (1) ensure sufficient liquid funds to meet the normal transaction requirements of its customers, (2) take advantage of market opportunities requiring flexibility and speed, and (3) provide a cushion against unforeseen liquidity needs.

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. The objective of liquidity management is to ensure the Company has the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The Company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets funding sources and address unexpected liquidity requirements.

Principal sources of liquidity available to the Company include assets considered relatively liquid, such as interest-bearing deposits in other banks, federal funds sold, and cash and due from banks, as well as cash flows from maturities and repayments of loans, investment securities and mortgage-backed securities.

Principal repayments on mortgage-backed securities along with investment securities maturing or called amounted to $22.1 million during 2014, representing 13.0% of the total combined portfolio, compared to $39.2 million, or 24.4%, of the portfolio a year ago, reflecting the reduction in prepayment speeds throughout 2014 versus 2013.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At December 31, 2014, the Bank had $9.8 million in deposits in the CDARS® program, and $1.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits are matched with funds from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At December 31, 2014, the Bank had approximately $12.9 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $5.3 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $26.5 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At December 31, 2014 and 2013 there was $6.0 million and $3.0 million, respectively, in outstanding balances in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of December 31, 2014. Unpledged securities of $41.8 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from the Bank. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends in 2015 is $4.4 million plus 2015 profits retained up to the date of the dividend declaration. Future dividend payments by the Bank to the Company are based upon future earnings. The Company had cash of $3.6 million at December 31, 2014 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, to pay dividends to common shareholders and to fund operating expenses.

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

Cash and cash equivalents decreased from $12.4 million in 2013 to $10.6 million in 2014. The following table details the cash flows from operating activities for the years ended 2014, 2013 and 2012.

	(Amounts in thousands)
	December 31,
	2014	2013	2012
Net income	$3,869	$1,784	$2,913
Adjustments to reconcile net income to net cash flow (deficit) from operating activities:
Depreciation, amortization and accretion	2,465	3,221	3,060
Provision for loan losses	1,638	650	3,020
Investment securities available-for-sale gains, net	(588)	(535)	(14)
Net impairment losses recognized in earnings	—	1,954	171
Increase in trading account	(614)	(7,247)	—
Other real estate (gains) losses, net	(9)	25	35
Originations of mortgage banking loans held for sale	(18,443)	(249,714)	(244,112)
Proceeds from the sale of mortgage banking loans	18,907	275,305	222,075
Mortgage banking gains, net	(440)	(1,491)	(1,772)
Earnings on bank-owned life insurance	(336)	(324)	(379)
Changes in:
Deferred taxes	451	96	973
Prepaid FDIC assessment	—	1,187	272
Federal income tax receivable	982	667	(1,719)
Other assets and liabilities	(676)	1,322	566
Net cash flow (deficit) from operating activities	$7,206	$26,900	$(14,911)

Key variations stem from: 1) Amortization on investments measured $2.5 million at December 31, 2014 compared to $1.7 million at December 31, 2013. 2) Provision for loan losses increased by $988,000 in 2014 from 2013.  $1.3 million of the provision in 2014 is related to one affiliated group. 3) Impairment losses of $2.0 million were recognized in 2013 with none in 2014.  The losses in 2013 were due to regulatory changes mandated by the Volcker Rule. 4) A purchase of trading securities was made in 2013 for $7.0 million. 5) Loans held for sale decreased by $24,000 in 2014 compared to a decrease of $24.1 million in 2013 due to the impact of interest rates on activity of mortgage banking and the exit from wholesale operations in September 2013. 6) In 2014, a $1.1 million refund and in 2013, a refund of $933,000 was received from the IRS with a resulting decrease in federal income tax receivable. 7) In 2013, included in the $1.2 million change in the FDIC assessment is a refund of $1.1 million. Refer to the Consolidated Statements of Cash Flows in item 8 for a summary of the sources and uses of cash for 2014, 2013 and 2012.

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

		(Amounts in thousands)
		December 31, 2014
		Payments Due in:
	See Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Non-interest bearing deposits		$94,731	$—	$—	$—	$94,731
Interest bearing deposits(a)	5	231,823	—	—	—	231,823
Average rate (b)		0.13%				0.13%
Certificates of deposit (a)	5	77,598	22,091	7,093	23,425	130,207
Average rate (b)		0.47%	1.05%	2.67%	2.72%	1.09%
Federal funds purchased and security repurchase agreements (a)	6	4,259	—	—	—	4,259
Average rate (b)		0.07%				0.07%
FHLB advances (a)	6	19,500	21,000	—	—	40,500
Average rate (b)		0.80%	3.62%			2.26%
Subordinated debt	7	—	—	—	5,155	5,155
Average rate (b)					1.69%	1.69%
Operating leases	8	166	160	33	—	359

(a)     Excludes present and future accrued interest.

(b)	Variable-rate obligations reflect interest rates in effect at December 31, 2014.

The Company’s operating lease obligations represent short- and long-term lease and rental payments for the Bank’s branch facilities.

The Company also has obligations under its supplemental retirement plans as described in Item 8, Note 9 to the Consolidated Financial Statements. The postretirement benefit payments represent actuarially-determined future benefit payments to eligible plan participants. The Corporation does not have any commitments or obligations to the defined contribution retirement plan (401(k) plan) at December 31, 2014 due to the funded status of the plan. Additional information regarding benefit plans can be found in Item 8, Note 9 to the Consolidated Financial Statements.

Off-balance sheet arrangements/commitments: The following table details the amounts and expected maturities of significant off-balance sheet commitments. Additional information regarding commitments can be found in Item 8, Note 8 to the Consolidated Financial Statements.

	(Amounts in thousands)
	December 31, 2014
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial (including commercial real estate)	$11,920	$—	$127	$30,121	$42,168
Revolving home equity	15,149	—	—	—	15,149
Overdraft protection	9,632	—	—	—	9,632
Other	596	—	—	—	596
Residential real estate	3,666	—	—	2,143	5,809
Standby letters of credit	525	83	—	—	608

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

The Company met all capital adequacy requirements to which it was subject as of December 31, 2014 and December 31, 2013.

In early September 2013, the regulatory bodies substantially revised the capital requirements for all banks, varying with the size of the institution. The new requirements are to be phased in over four years beginning in 2015. The Company does not expect a material change to its excess capital position currently enjoyed.

Additional information regarding regulatory matters, including the 2014 and 2015 capital requirements, can be found in Item 8, Note 13 to the Consolidated Financial Statements and in the Supervision and Regulation portion of Item 1 - Business.

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

The simulation model allows management to test and evaluate alternative responses to a changing interest rate environment. Typically when confronted with a heightened risk of rising interest rates, the Company will evaluate strategies that shorten investment and loan re-pricing intervals and maturities, emphasize the acquisition of floating rate over fixed rate assets, and lengthen the maturities of liability funding sources. When the risk of falling rates is perceived, management will consider strategies that shorten the maturities of funding sources, lengthen the re-pricing intervals and maturities of investments and loans, and emphasize the acquisition of fixed rate assets over floating rate assets. The Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments, although interest rate swaps are planned for use in 2015.

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at December 31, 2014. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (and 100 basis points lower) than the rates in effect at December 31, 2014. Because rates on the short end of the curve are below 3%, it is not practical to review results to the degree of 300 basis points lower. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During 2014, the Federal Reserve kept its target rate for overnight federal funds constant. At December 31, 2014, the difference between the yield on the ten-year Treasury and the three-month Treasury had decreased to a positive 213 from the positive 297 basis points that existed at December 31, 2013, indicating that the yield curve had become less steeply upward sloping. At December 31, 2014, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $18.8 million for the year ending December 31, 2015.

	(Amounts in thousands)
	December 31, 2015
	Net Interest Income	$ Change	% Change
Change in interest rates:
Graduated increase of +300 basis points	$20,216	$1,399	7.4%
Short-term rates unchanged (base case)	18,817
Graduated decrease of -100 basis points	18,179	(638)	(3.4)%

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

It is management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments, but does plan to use swaps in 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

/s/ James M. Gasior	/s/ David J. Lucido
James M. Gasior	David J. Lucido
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Cortland, Ohio	Cortland, Ohio
March 24, 2015	March 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cortland Bancorp

Cortland, Ohio

We have audited the accompanying consolidated balance sheets of Cortland Bancorp and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Cortland Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cortland Bancorp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.
S.R. Snodgrass, P.C.
Wexford, Pennsylvania
March 24, 2015

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$6,588	$8,271
Interest-earning deposits	3,981	4,125
Total cash and cash equivalents	10,569	12,396
Investment securities available-for-sale (Note 2)	162,247	160,886
Trading securities (Note 2)	7,861	7,247
Loans held for sale	632	656
Total loans (Note 3)	360,185	346,833
Less allowance for loan losses (Note 3)	(5,202)	(3,764)
Net loans	354,983	343,069
Premises and equipment	7,697	6,676
Bank-owned life insurance	16,990	15,049
Other assets	7,953	10,939
Total assets	$568,932	$556,918

LIABILITIES
Noninterest-bearing deposits	$94,731	$89,905
Interest-bearing deposits (Note 5)	362,030	358,764
Total deposits	456,761	448,669
Short-term borrowings	4,259	3,804
Federal Home Loan Bank advances - short term (Note 6)	15,500	8,100
Federal Home Loan Bank advances - long term (Note 6)	25,000	34,500
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	6,405	7,155
Total liabilities	513,080	507,383

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2014 and 2013; outstanding shares, 4,527,848 in 2014 and 2013 (Note 1)	23,641	23,641
Additional paid-in capital (Note 1)	20,833	20,833
Retained earnings	14,555	11,502
Accumulated other comprehensive income (loss) (Note 1)	376	(2,888)
Treasury stock, at cost, 200,419 shares in 2014 and 2013	(3,553)	(3,553)
Total shareholders’ equity	55,852	49,535
Total liabilities and shareholders’ equity	$568,932	$556,918

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$16,120	$15,993	$16,260
Interest and dividends on investment securities:
Taxable interest	2,677	2,498	3,174
Nontaxable interest	1,721	1,408	1,411
Dividends	126	131	139
Other interest income	21	30	31
Total interest income	20,665	20,060	21,015
INTEREST EXPENSE
Deposits	1,694	2,102	2,698
Other short-term borrowings	3	3	5
Federal Home Loan Bank advances - short term	156	135	79
Federal Home Loan Bank advances - long term	943	1,074	1,189
Subordinated debt	88	90	100
Total interest expense	2,884	3,404	4,071
Net interest income	17,781	16,656	16,944
PROVISION FOR LOAN LOSSES (Note 3)	1,638	650	3,020
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,143	16,006	13,924
NON-INTEREST INCOME
Fees for customer services	2,007	1,935	2,041
Investment securities available-for-sale gains, net	588	535	14
Trading security gains, net	327	185	—
Impairment losses on investment securities:
Total other-than-temporary impairment losses	—	1,641	(35)
Portion of gains recognized in other comprehensive income (before tax)	—	(3,595)	(136)
Net impairment losses recognized in earnings	—	(1,954)	(171)
Mortgage banking gains, net	440	1,491	1,772
Other real estate gains (losses), net	9	(25)	(35)
Earnings on bank-owned life insurance	336	324	379
Wealth management income	313	218	—
Other non-interest income	107	36	188
Total non-interest income	4,127	2,745	4,188
NON-INTEREST EXPENSES
Salaries and employee benefits	9,147	9,844	8,706
Net occupancy and equipment expense	1,912	1,896	1,794
State and local taxes	341	555	497
FDIC insurance expense	309	391	297
Professional fees	815	806	801
Other operating expenses	2,975	3,387	3,262
Total non-interest expenses	15,499	16,879	15,357
INCOME BEFORE FEDERAL INCOME TAX EXPENSE (BENEFIT)	4,771	1,872	2,755
Federal income tax expense (benefit) (Note 10)	902	88	(158)
NET INCOME	$3,869	$1,784	$2,913
EARNINGS PER SHARE (Note 1)	$0.85	$0.39	$0.64
CASH DIVIDENDS DECLARED PER SHARE	$0.18	$0.12	$0.03

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended December 31,
	2014	2013	2012
Net income	$3,869	$1,784	$2,913
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	5,465	(3,166)	1,292
Tax effect	(1,858)	1,076	(439)
Reclassification adjustment for other-than-temporary impairment losses on debt securities	—	1,954	171
Tax effect	—	(664)	(58)
Reclassification adjustment for net gains realized in net income	(588)	(535)	(14)
Tax effect	200	182	4
Total securities available for sale	3,219	(1,153)	956
Change in post-retirement obligations	45	(28)	—
Total other comprehensive income (loss)	3,264	(1,181)	956
Total comprehensive income	$7,133	$603	$3,869

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity

Balance at December 31, 2011	$23,641	$20,850	$7,485	$(2,663)	$(3,594)	$45,719
Net income	—	—	2,913	—	—	2,913
Other comprehensive income, net of tax	—	—	—	956	—	956
Cash dividend declared ($0.03 per share)	—	—	(136)	—	—	(136)
Balance at December 31, 2012	23,641	20,850	10,262	(1,707)	(3,594)	49,452
Net income	—	—	1,784	—	—	1,784
Other comprehensive loss, net of tax	—	—	—	(1,181)	—	(1,181)
Cash dividend declared ($0.12 per share)	—	—	(544)	—	—	(544)
Treasury shares reissued (2,333 shares)	—	(17)	—	—	41	24
Balance at December 31, 2013	23,641	20,833	11,502	(2,888)	(3,553)	49,535
Net income	—	—	3,869	—	—	3,869
Other comprehensive income, net of tax	—	—	—	3,264	—	3,264
Cash dividend declared ($0.18 per share)	—	—	(816)	—	—	(816)
Balance at December 31, 2014	$23,641	$20,833	$14,555	$376	$(3,553)	$55,852

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2014	2013	2012
Net cash flow (deficit) from operating activities
Net income	$3,869	$1,784	$2,913
Adjustments to reconcile net income to net cash flow (deficit) from operating activities:
Depreciation, amortization and accretion	2,465	3,221	3,060
Provision for loan losses	1,638	650	3,020
Investment securities available-for-sale gains, net	(588)	(535)	(14)
Net impairment losses recognized in earnings	—	1,954	171
Other real estate (gains) losses, net	(9)	25	35
Originations of mortgage banking loans held for sale	(18,443)	(249,714)	(244,112)
Proceeds from the sale of mortgage banking loans	18,907	275,305	222,075
Mortgage banking gains, net	(440)	(1,491)	(1,772)
Increase in trading account	(614)	(7,247)	—
Earnings on bank-owned life insurance	(336)	(324)	(379)
Changes in:
Interest receivable	(48)	90	154
Interest payable	(42)	(69)	(81)
Deferred taxes	451	96	973
Prepaid FDIC assessment	—	1,187	272
Federal income tax receivable	982	667	(1,719)
Other assets and liabilities	(586)	1,301	493
Net cash flow (deficit) from operating activities	7,206	26,900	(14,911)
Cash deficit from investing activities
Purchases of available-for-sale securities	(52,515)	(50,377)	(71,540)
Proceeds from sale of securities	32,733	29,338	24,796
Proceeds from call, maturity and principal payments on securities	22,137	39,126	46,884
Net increase in loans made to customers	(13,649)	(30,496)	(30,509)
Proceeds from sale of other real estate	99	321	327
Proceeds from sale of premises and equipment	—	14	—
Purchases of bank-owned life insurance	(1,605)	(714)	(694)
Purchases of premises and equipment	(1,864)	(894)	(730)
Net cash deficit from investing activities	(14,664)	(13,682)	(31,466)
Cash flow (deficit) from financing activities
Net increase (decrease) in deposit accounts	8,092	(28,232)	54,136
Net change in short-term borrowings	455	(247)	(722)
Net change in Federal Home Loan Bank advances - short term	7,400	3,100	6,000
Purchase of Federal Home Loan Bank advances - long term	3,000	—	—
Repayments of Federal Home Loan Bank advances - long term	(12,500)	(2,500)	(1,500)
Dividends paid	(816)	(544)	(136)
Proceeds from sale of treasury shares	—	24	—
Net cash flow (deficit) from financing activities	5,631	(28,399)	57,778
Net change in cash and cash equivalents	(1,827)	(15,181)	11,401
Cash and cash equivalents
Beginning of period	12,396	27,577	16,176
End of period	$10,569	$12,396	$27,577
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$320	$—	$400
Interest	$2,926	$3,473	$4,152
Transfer of loans to other real estate owned	$97	$234	$70

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of Cortland Bancorp (the Company), and its bank subsidiary, The Cortland Savings and Banking Company (the Bank), reflect banking industry practices and conform to U.S. generally accepted accounting principles. A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements is set forth below.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, CSB Mortgage Company, Inc. and New Resources Leasing Co. All significant intercompany balances and transactions have been eliminated.

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

Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders’ equity, net of tax. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount and is amortized on the level-yield method without anticipating payments, except for U.S. Government mortgage-backed and related securities where twelve months of historical prepayments are taken into consideration. Trading securities are carried at fair value with valuation adjustments included in non-interest income.

Other-than-Temporary Investment Security Impairment: Securities are evaluated periodically to determine whether a decline in value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, along with the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline in value is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Unrealized losses on available-for-sale investments have not been recognized into income. However, once a decline in value is determined to be other-than-temporary, the credit related other-than-temporary impairment (OTTI) is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). Unrealized losses on trading securities are recognized in the Consolidated Statements of Income.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans: Loans are stated at the principal amount outstanding net of the unamortized balance of deferred loan origination fees and costs. Deferred loan origination fees and costs are amortized as an adjustment to the related loan yield over the contractual life using the level-yield method. Interest income on loans is accrued over the term of the loans based on the amount of principal outstanding. The accrual of interest is discontinued on a loan when management determines that the collection of interest is doubtful. Generally, a loan is placed on non-accrual status once the borrower is 90 days past due on payments, or whenever sufficient information is received to question the collectability of the loan or any time legal proceedings are initiated involving a loan. Interest income accrued up to the date a loan is placed on non-accrual is reversed through interest income. Cash payments received while a loan is classified as non-accrual are recorded as a reduction to principal or reported as interest income according to management’s judgment as to the collectability of principal. A loan is returned to accrual status when either all of the principal and interest amounts contractually due are brought current and future payments are, in management’s judgment, collectable, or when it otherwise becomes well secured and in the process of collection. When a loan is charged-off, any interest accrued but not collected on the loan is charged against earnings. The same treatment is applied to impaired loans, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

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

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $277,000 in 2014, $240,000 in 2013 and $191,000 in 2012.

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

Per Share Amounts: Basic earnings per common share are based on weighted average shares outstanding.

The following table sets forth the computation of basic earnings per common share:

	Years ended December 31,
	2014	2013	2012
Net income (amounts in thousands)	$3,869	$1,784	$2,913
Weighted average common shares outstanding	4,527,848	4,527,350	4,525,524
Earnings per share	$0.85	$0.39	$0.64

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

Reclassifications: Certain items in the financial statements for 2013 and 2012 have been reclassified to conform to the 2014 presentation. Such restrictions did not affect net income or shareholders’ equity.

Authoritative Accounting Guidance:

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).  This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - INVESTMENT SECURITIES

The following is a summary of investment securities available-for-sale:

	(Amounts in thousands)
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$1	$—	$101
U.S. Government agencies and corporations	8,640	88	80	8,648
Obligations of states and political subdivisions	48,547	1,667	123	50,091
U.S. Government-sponsored mortgage-backed securities	85,675	353	441	85,587
U.S. Government-sponsored collateralized mortgage obligations	14,030	26	64	13,992
Trust preferred securities	1,662	—	883	779
Total debt securities	158,654	2,135	1,591	159,198
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$161,703	$2,135	$1,591	$162,247

	(Amounts in thousands)
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$107	$5	$—	$112
U.S. Government agencies and corporations	9,259	—	312	8,947
Obligations of states and political subdivisions	44,575	467	1,507	43,535
U.S. Government-sponsored mortgage-backed securities	79,255	644	1,877	78,022
U.S. Government-sponsored collateralized mortgage obligations	17,120	105	140	17,085
Trust preferred securities	11,854	—	1,718	10,136
Total debt securities	162,170	1,221	5,554	157,837
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$165,219	$1,221	$5,554	$160,886

The regulatory stock is carried at cost and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB of Cincinnati and the FRB. The stock is bought from and sold based upon its par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

At December 31, 2014, trading securities of $7.9 million are an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. There were $7.2 million held at December 31, 2013. Unrealized gains and losses on trading securities at December 31, 2014 were $39,000 and $4,000, respectively, compared to $52,000 and $3,000, respectively, at December 31, 2013. Total net unrealized gains of $34,000 and realized gains of $293,000 for the year ended December 31, 2014 and net unrealized gains of $49,000 and realized gains of $137,000 for the year ended December 31, 2013 are included in the Consolidated Statement of Income.

The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$474	$479
Due after one year through five years	375	378
Due after five years through ten years	18,230	18,629
Due after ten years	39,870	40,133
Total	58,949	59,619
U.S. Government-sponsored mortgage-backed and related securities	99,705	99,579
Total debt securities	$158,654	$159,198

The following table sets forth the proceeds, gains and losses realized on securities sold or called for each of the years ended December 31:

	(Amounts in thousands)
	2014	2013	2012
Proceeds on securities sold	$32,733	$29,338	$24,796
Gross realized gains	1,170	658	1,198
Gross realized losses	582	123	1,188

Proceeds on securities called	$4,441	$7,153	$2,537
Gross realized gains	—	—	8
Gross realized losses	—	—	4

Investment securities with a carrying value of approximately $116.6 million at December 31, 2014 and $108.5 million at December 31, 2013 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2014:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$335	$2	$1,910	$78	$2,245	$80
Obligations of states and political subdivisions	2,456	18	4,159	105	6,615	123
U.S. Government-sponsored mortgage-backed securities	14,460	33	31,550	408	46,010	441
U.S. Government-sponsored collateralized mortgage obligations	2,273	30	3,145	34	5,418	64
Trust preferred securities	—	—	779	883	779	883
Total	$19,524	$83	$41,543	$1,508	$61,067	$1,591

 The above table represents 37 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2013:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$7,144	$129	$1,803	$183	$8,947	$312
Obligations of states and political subdivisions	19,785	1,142	1,883	365	21,668	1,507
U.S. Government-sponsored mortgage-backed securities	34,424	1,044	29,922	833	64,346	1,877
U.S. Government-sponsored collateralized mortgage obligations	6,575	126	2,095	14	8,670	140
Trust preferred securities	—	—	1,633	1,718	1,633	1,718
Total	$67,928	$2,441	$37,336	$3,113	$105,264	$5,554

The above table represents 83 investment securities where the current value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As more fully disclosed in Note 11, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, the Company determined that the investments discussed in the following table were other-than-temporarily impaired at December 31, 2013 and 2012, with no impairment loss recognized in 2014.

The Company recorded impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax) as indicated in the following table:

	(Amounts in thousands)
	December 31,
	2014	2013	2012
Trust preferred securities:
Net impairment losses recognized in earnings (before tax)	$—	$1,954	$171
Impairment losses recognized in other comprehensive income (before tax)	$—	$3,595	$136

The following provides a cumulative roll forward of credit losses recognized in earnings for trust preferred securities held for the years ended:

	(Amounts in thousands)
	December 31,
	2014	2013	2012
Beginning balance	$2,305	$351	$10,674
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	1,954	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	171
Sale of debt securities	(2,165)	—	(10,494)
Ending balance	$140	$2,305	$351

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The disallowed iTruPS consisted of nine positions with an amortized cost of $10.5 million.  Because the Company could no longer hold the securities until their anticipated recovery, an OTTI was recognized for the entire amount of unrealized loss as of December 31, 2013.  The fair value of the iTruPS, as determined by the discounted cash flow model used by the Company, aggregated to $8.5 million.  The resulting OTTI charge of approximately $2.0 million was included in the above table in 2013.

In February 2014, the Company completed the sale of all nine of the disallowed investments along with one other permissible holding. Proceeds of $10.2 million were received on an amortized cost of $10.0 million resulting in a pre-tax gain of approximately $200,000.

During the third quarter of 2012, the Company explored the possible sale of the trust preferred securities collateralized by banks through various brokerage firms. With the lack of an active market for these securities, the brokers sought bids individually for the securities from potential buyers in their client base. Through this process, the Company sold 19 of the 22 bank collateralized positions realizing a nominal net loss of $164,000. All of these securities exhibited evidence of significant deterioration in issuers’ creditworthiness. The three remaining bank collateralized positions, as well as the 9 positions collateralized by insurance companies, had historically not exhibited material other-than-temporary impairment, thus were excluded from sale considerations. Also during the third quarter of 2012, the Company disposed of the two remaining private-label mortgage-backed securities, thereby eliminating all future risk and uncertainty relating to this investment category. A net loss of $288,000 was realized on the sale of these securities.

At December 31, 2014, there was $779,000 of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	December 31,
	2014		2013
	Balance	%	Balance	%
Commercial	$72,330	20.1	$73,643	21.2
Commercial real estate	223,536	62.1	206,744	59.6
Residential real estate	38,875	10.8	42,288	12.2
Consumer - home equity	21,328	5.9	19,510	5.6
Consumer - other	4,116	1.1	4,648	1.4
Total loans	$360,185		$346,833

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

The provision charged to operations can be allocated to a loan segment either as a positive or negative value as a result of any material changes to: net charge-offs or recovery, risk factors or loan balances. The increase in provision to the commercial loan category was due mainly to a specific reserve provision of approximately $1.3 million on loans to one related group. This was also reflected in the increase in classified loans.

The change in the allowance for the commercial real estate categories is due to increases in standard and special mention loans offset by the reduction in the amount of net charge-offs which impacts the provision charged to operations for the year-to-date for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off.

Residential real estate provision was lower due to a decrease in historical charge-off factor and in other qualitative factors. Consumer home equity went down due to a decrease in the historical rate due to a large year of charge-offs rolling off and a decrease in other qualitative factors.

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
December 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$593	$2,638	$356	$88	$89	$3,764
Loan charge-offs	(123)	(186)	(93)	(48)	(144)	(594)
Recoveries	274	3	16	24	77	394
Net loan recoveries (charge-offs)	151	(183)	(77)	(24)	(67)	(200)
Provision charged to operations	1,320	299	(50)	(4)	73	1,638
Balance at end of period	$2,064	$2,754	$229	$60	$95	$5,202

	(Amounts in thousands)
December 31, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$639	$2,616	$343	$123	$104	$3,825
Loan charge-offs	(1)	(782)	(81)	(12)	(146)	(1,022)
Recoveries	167	11	26	18	89	311
Net loan recoveries (charge-offs)	166	(771)	(55)	6	(57)	(711)
Provision charged to operations	(212)	793	68	(41)	42	650
Balance at end of period	$593	$2,638	$356	$88	$89	$3,764

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Amounts in thousands)
December 31, 2012	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$565	$1,803	$470	$128	$92	$3,058
Loan charge-offs	(1,937)	(36)	(231)	(59)	(152)	(2,415)
Recoveries	9	37	46	13	57	162
Net loan recoveries (charge-offs)	(1,928)	1	(185)	(46)	(95)	(2,253)
Provision charged to operations	2,002	812	58	41	107	3,020
Balance at end of period	$639	$2,616	$343	$123	$104	$3,825

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended December 31, 2014 and 2013:

	(Amounts in thousands)
December 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,316	$148	$—	$—	$—	$1,464
Collectively evaluated for impairment	748	2,606	229	60	95	3,738
Total ending allowance balance	$2,064	$2,754	$229	$60	$95	$5,202
Loan Portfolio:
Individually evaluated for impairment	$2,023	$5,729	$—	$—	$—	$7,752
Collectively evaluated for impairment	70,307	217,807	38,875	21,328	4,116	352,433
Total ending loans balance	$72,330	$223,536	$38,875	$21,328	$4,116	$360,185

	(Amounts in thousands)
December 31, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$50	$251	$—	$—	$—	$301
Collectively evaluated for impairment	543	2,387	356	88	89	3,463
Total ending allowance balance	$593	$2,638	$356	$88	$89	$3,764
Loan Portfolio:
Individually evaluated for impairment	$418	$5,134	$—	$—	$—	$5,552
Collectively evaluated for impairment	73,225	201,610	42,288	19,510	4,648	341,281
Total ending loans balance	$73,643	$206,744	$42,288	$19,510	$4,648	$346,833

The following tables represent credit exposures by internally assigned grades for years ended December 31, 2014 and 2013, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s internally assigned grades are as follows:

●

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Within this category, there are grades of exceptional, quality, acceptable and pass monitor.

●	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.
●

Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset but with the severity which makes collection in full highly questionable and improbable, based on existing circumstances.

●

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted. This rating does not mean that the assets have no recovery or salvage value but rather that the assets should be charged off now, even though partial or full recovery may be possible in the future.

The following is a summary of credit quality indicators by internally assigned grade as of December 31, 2014 and 2013.

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2014
Pass	$65,339	$205,890
Special Mention	4,963	10,209
Substandard	2,028	7,437
Doubtful	—	—
Ending Balance	$72,330	$223,536

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2013
Pass	$72,562	$192,604
Special Mention	626	9,158
Substandard	455	4,982
Doubtful	—	—
Ending Balance	$73,643	$206,744

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard.

The following is a summary of consumer credit exposure as of December 31, 2014 and 2013.

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2014
Performing	$37,544	$21,179	$4,110
Nonperforming	1,331	149	6
Total	$38,875	$21,328	$4,116

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2013
Performing	$41,807	$19,438	$4,632
Nonperforming	481	72	16
Total	$42,288	$19,510	$4,648

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is recorded against interest income. Loans in foreclosure are considered nonperforming.

The following is a summary of classes of loans on non-accrual status as of:

	(Amounts in thousands)
	December 31,
	2014	2013
Commercial	$1,824	$98
Commercial real estate	2,247	1,279
Residential real estate	1,331	481
Consumer:
Consumer - home equity	149	72
Consumer - other	6	16
Total	$5,557	$1,946

Gross income that should have been recorded in income on nonaccrual loans was $351,000, $147,000 and $207,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Actual interest included in income on these nonaccrual loans amounts to $149,000, $38,000 and $55,000 in 2014, 2013 and 2012, respectively.

Troubled Debt Restructuring

Nonperforming loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

There were no loans modified as TDRs during the year ended December 31, 2014. None of the loans that were approved as TDRs in 2012 or 2013 have subsequently defaulted in the years ended December 31, 2013 and 2014.

The following presents, by class, information related to loans modified in a TDR during the periods ended:

	(Dollar amounts in thousands)
	December 31, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial	5	$438	$438	$20
Commercial real estate	7	2,348	2,348	—
Total restructured loans	12	$2,786	$2,786	$20
Subsequently defaulted	—	$—

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Dollar amounts in thousands)
	December 31, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial real estate	4	$1,734	$1,734	$148
Total restructured loans	4	$1,734	$1,734	$148
Subsequently defaulted	—	$—

In 2013, the seven commercial real estate loans had either the rate unchanged or blended with no rate impact. All the loans had loan term changes. Five of the commercial real estate loans were to the same customer. Two of the five commercial loans were to the same company. Three of the commercial loans had loan term changes with no rate concessions made. One commercial loan had multiple changes including rate change, shortened maturity and additional collateral and one commercial loan had an extended loan term and interest only for 6 months.

In 2012, of the four additions to TDRs, three had no interest rate changes. Restructuring involved items such as new guarantees, additional loans and loan term changes. One loan had a rate reduction from 6.5% to 5.0%.

The following is an aging analysis of the recorded investment of past due loans as of the periods ended December 31, 2014 and 2013:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2014
Commercial	$54	$282	$1,542	$1,878	$70,452	$72,330	$—
Commercial real estate	574	1,774	2,115	4,463	219,073	223,536	—
Residential real estate	122	173	1,144	1,439	37,436	38,875	—
Consumer:
Consumer - home equity	61	—	149	210	21,118	21,328	—
Consumer - other	15	—	6	21	4,095	4,116	—
Total	$826	$2,229	$4,956	$8,011	$352,174	$360,185	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2013
Commercial	$—	$—	$30	$30	$73,613	$73,643	$—
Commercial real estate	—	—	1,136	1,136	205,608	206,744	—
Residential real estate	—	201	380	581	41,707	42,288	—
Consumer:
Consumer - home equity	—	7	65	72	19,438	19,510	—
Consumer - other	29	—	16	45	4,603	4,648	—
Total	$29	$208	$1,627	$1,864	$344,969	$346,833	$—

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

●	All borrowers whose loans are classified doubtful by examiners and internal loan review
●	All loans on non-accrual status
●	Any loan in foreclosure
●	Any loan with a specific reserve
●	Any loan determined to be collateral dependent for repayment
●	Loans classified as troubled debt restructuring

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at December 31, 2014 and 2013. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the years ended December 31, 2014, 2013 and 2012.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial	$457	$457	$—
Commercial real estate	4,498	5,242	—
With an allowance recorded:
Commercial	1,566	1,566	1,316
Commercial real estate	1,231	1,231	148
Total:
Commercial	$2,023	$2,023	$1,316
Commercial real estate	$5,729	$6,473	$148

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2013
With no related allowance recorded:
Commercial	$320	$320	$—
Commercial real estate	3,554	3,554	—
With an allowance recorded:
Commercial	98	98	50
Commercial real estate	1,580	1,580	251
Total:
Commercial	$418	$418	$50
Commercial real estate	$5,134	$5,134	$251

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no related allowance recorded:
Commercial	$257	$17
Commercial real estate	4,069	158
With an allowance recorded:
Commercial	311	—
Commercial real estate	1,430	73
Total:
Commercial	$568	$17
Commercial real estate	$5,499	$231

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance recorded:
Commercial	$123	$6
Commercial real estate	1,638	117
With an allowance recorded:
Commercial	73	—
Commercial real estate	3,015	95
Total:
Commercial	$196	$6
Commercial real estate	$4,653	$212

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance recorded:
Commercial	$17	$—
Commercial real estate	1,196	3
With an allowance recorded:
Commercial	58	—
Commercial real estate	3,177	117
Total:
Commercial	$75	$—
Commercial real estate	$4,373	$120

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	(Amounts in thousands)
	December 31,
	2014	2013
Land	$2,673	$1,387
Premises	8,298	8,372
Equipment	8,440	8,652
Leasehold improvements	219	203
Total premises and equipment	19,630	18,614
Less accumulated depreciation	11,933	11,938
Net book value	$7,697	$6,676

 Depreciation expense was $715,000 in 2014, $713,000 in 2013 and $640,000 in 2012.

NOTE 5 - DEPOSITS

The following is a summary of interest-bearing deposits:

	(Amounts in thousands)
	December 31,
	2014	2013
Demand	$33,146	$33,654
Money market	84,277	78,783
Savings	114,400	114,366
Time:
In denominations under $250,000	91,802	94,277
In denominations of $250,000 or more	38,405	37,684
Total	$362,030	$358,764

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stated maturities of time deposits were as follows:

(Amounts in thousands)
2014
2015	$77,574
2016	17,261
2017	4,855
2018	3,633
2019	3,459
2020 and beyond	23,425
Total	$130,207

The following is a summary of time deposits of $100,000 or more by remaining maturities:

	(Amounts in thousands)
	December 31, 2014
	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$21,733	$1,468	$23,201
Three to six months	9,802	472	10,274
Six to twelve months	12,225	108	12,333
One through five years	12,449	2,297	14,746
Over five years	5,690	2,698	8,388
Total	$61,899	$7,043	$68,942

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER SHORT TERM BORROWINGS

The following is a summary of FHLB advances and other short term borrowings:

		(Amounts in thousands)
		December 31,
	Weighted Average Interest Rate	2014	2013
FHLB advances - long term:
Fixed rate payable and convertible fixed rate FHLB advances, with monthly interest payments:
Due in 2014		$—	$12,500
Due in 2015	2.93%	4,000	4,000
Due in 2016	1.99%	5,000	2,000
Due in 2017	4.12%	16,000	16,000
Total FHLB advances - long term	3.51%	25,000	34,500
FHLB advances - short term:
Short term	0.29%	9,500	—
Cash management	0.17%	6,000	8,100
Total FHLB advances - short term	0.25%	15,500	8,100
Total FHLB advances	2.26%	40,500	42,600
Other short term borrowings:
Securities sold under repurchase agreements	0.07%	4,259	3,804
Total FHLB advances and other short term borrowings	2.05%	$44,759	$46,404

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of FHLB short term borrowings:

	(Amounts in thousands)
	2014	2013	2012
Average balance during the year	$17,537	$4,559	$6,750
Average interest rate during the year	0.89%	0.16%	1.17%
Maximum month-end balance during the year	$22,500	$13,000	$14,500
Weighted average interest rate at year end	0.25%	0.12%	0.14%

The following is a summary of other short term borrowings:

	(Amounts in thousands)
	2014	2013	2012
Average balance during the year	$4,141	$3,453	$4,559
Average interest rate during the year	0.07%	0.09%	0.11%
Maximum month-end balance during the year	$5,795	$4,022	$5,550
Weighted average interest rate at year end	0.07%	0.07%	0.13%

Securities sold under repurchase agreements represent arrangements the Bank has entered into with certain deposit customers within its local market areas. These borrowings are collateralized with securities. At December 31, 2014 and 2013, securities allocated for this purpose, owned by the Bank and held in safekeeping accounts at independent correspondent banks, amounted to $7.5 million and $7.6 million, respectively.

At December 31, 2014, FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $25.6 million and $31.6 million in mortgage-backed securities. In comparison, in the prior year FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $26.4 million, $5.0 million in collateralized mortgage obligations and $24.0 million in mortgage-backed securities. Maximum borrowing capacities from FHLB totaled $53.4 million and $50.0 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, $22.0 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB and at December 31, 2013, $28.5 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB. Should the FHLB elect to exercise the put, the Company is required to pay the advance off on that date without penalty.

NOTE 7 - SUBORDINATED DEBT

The Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at December 31, 2014 and 2013 were both 1.69%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Bank occupies office facilities under operating leases extending to 2018. Most of these leases contain an option to renew at the then fair rental value for periods of five and ten years. These options enable the Bank to retain use of facilities in desirable operating areas. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental and lease expense was $139,000 for 2014, $181,000 for 2013 and $147,000 for 2012.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of remaining future minimum lease payments under current non-cancelable operating leases for office facilities:

(Amounts in thousands)
Years ending:
December 31, 2015	$166
December 31, 2016	104
December 31, 2017	56
December 31, 2018	33
December 31, 2019	—
Later years	—
Total	$359

At December 31, 2014, the Bank was required to maintain aggregate cash reserves amounting to $6.5 million in order to satisfy federal regulatory requirements. The reserves are held in useable vault cash and interest-earning balances at the Federal Reserve Bank of Cleveland.

The Bank grants commercial and industrial loans, commercial and residential mortgage loans, and consumer loans to customers in Northeastern Ohio and Western Pennsylvania. Although the Bank has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions. Approximately 1.0% of total loans are unsecured at December 31, 2014 and 2013.

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

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	December 31,
	2014	2013
Commitments to extend credit:
Fixed rate	$13,825	$14,439
Variable rate	49,897	53,275
Standby letters of credit	608	670

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice.

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	December 31,
	2014	2013
Overdraft protection available on depositors' accounts	$9,632	$9,678
Balance of overdrafts included in loans	108	190
Average daily balance of overdrafts	117	115
Average daily balance of overdrafts as a percentage of available	1.21%	1.19%

NOTE 9 – BENEFIT PLANS

The Bank has a contributory defined contribution retirement plan (401(k) plan) which covers substantially all employees. Total expense under the plan was $284,000 for 2014, $296,000 for 2013 and $265,000 for 2012. The Bank matches participants’ voluntary contributions up to 5% of gross pay. Participants may make voluntary contributions to the plan up to a maximum of $17,500 with an additional $5,500 catch-up deferral for plan participants over the age of 50. The Bank makes monthly contributions to this plan equal to amounts accrued for plan expense.

The Company provides supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10,000 annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrues the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2014, the accumulated liability for these benefits totaled $2.5 million, with $2.0 million accrued for the officers’ plan and $507,000 for the directors’ plan.

The following table reconciles the accumulated liability for the benefit obligation of these agreements:

	(Amounts in thousands)
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$2,396	$2,218	$2,049
Benefit expense	308	327	303
Benefit payments	(155)	(149)	(134)
Ending balance	$2,549	$2,396	$2,218

Supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. The benefit expense, as specified in the agreements for the entire year 2015, is expected to be approximately $305,000. The benefits expected to be paid in the next year are approximately $158,000.

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

The Company accrues for the monthly benefit expense of postretirement cost of insurance for split-dollar life insurance coverage. Total net amount expensed for the years ended December 31, 2014, 2013 and 2012 was $16,000, $56,000 and $22,000, respectively, with a $45,000 credit to other comprehensive income in 2014 and a $28,000 debit to other comprehensive income in 2013. The accumulated liability at December 31, 2014 is $585,000 and $614,000 at December 31, 2013. The expense for the year ended December 31, 2015 is expected to be under $15,000.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - FEDERAL INCOME TAXES

The composition of income tax expense is as follows:

	(Amounts in thousands)
	Years Ended December 31,
	2014	2013	2012
Current	$451	$(8)	$(1,131)
Deferred	451	96	973
Total	$902	$88	$(158)

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $94,000 has been established to offset in its entirety the tax benefits associated with securities sold at a loss that management believes may not be realizable.

The following is a summary of net deferred taxes included in other assets:

	(Amounts in thousands)
	December 31,
	2014	2013
Gross deferred tax assets:
Provision for loan and other real estate losses	$1,769	$1,280
Loan origination cost - net	303	298
Impairment loss on securities	48	784
Unrealized loss on available-for-sale securities	—	1,473
Deferred compensation	866	814
NOL carryforward	—	385
AMT credit carryforward	928	641
General business credit carryforward	—	182
Other items	809	727
Total gross deferred tax assets	4,723	6,584
Valuation allowance	(94)	(94)
Total net deferred tax assets	4,629	6,490
Gross deferred tax liabilities:
Unrealized gain on available-for-sale securities	(185)	—
Depreciation	(494)	(433)
Other items	(595)	(593)
Total net deferred tax liabilities	(1,274)	(1,026)
Net deferred tax asset	$3,355	$5,464

The Company had a deferred tax asset of $928,000 for credits related to Alternative Minimum Taxes (AMT) and a deferred tax asset of $94,000 relating to a capital loss carryforward as of December 31, 2014. In comparison, the Company had a deferred tax asset of $641,000 for credits related to AMT, a deferred tax asset of $385,000 relating to a net operating loss (NOL) carryforward, a deferred tax asset of $182,000 relating to a general business credit carryforward and a deferred tax asset of $94,000 relating to a capital loss carryforward as of December 31, 2013. The AMT credits have an unlimited carry-forward period. The NOL carryforward and general business credit carryforward both had a 20 year life and were used in 2014. No valuation allowance had been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential. The capital loss carryforward has a 5 year life and expires in 2017; it has a 100% valuation allowance of $94,000 against it. Because of the Parent Company’s inability to generate taxable income, realization of the deferred tax asset therein was not probable.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation between tax expense using the statutory tax rate of 34% and the income tax provision:

	(Amounts in thousands)
	Years Ended December 31,
	2014	2013	2012
Statutory tax expense	$1,622	$636	$937
Tax effect of non-taxable interest income	(609)	(504)	(512)
Tax effect of earnings on bank-owned life insurance-net	(114)	(111)	(129)
Tax effect of historical tax credit	—	—	(483)
Tax effect of low income housing credit	(52)	13	—
Tax effect of non-deductible expenses	55	54	29
Federal income tax expense (benefit)	$902	$88	$(158)

The related income tax expense on investment securities gains amounted to $311,000 for 2014, $245,000 for 2013 and $4,000 for 2012, and is included in the federal income tax expense (benefit).

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The provision also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. There were no significant unrecognized tax benefits at December 31, 2014 and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months. No interest or penalties were incurred for income taxes which would have been recorded as a component of income tax expense.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company’s federal and state income tax returns for taxable years through 2010 have been closed for purposes of examination by the Internal Revenue Service and the Ohio Department of Revenue.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2014 Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$101	$—	$101	$—
U.S. Government agencies and corporations	8,648	—	8,648	—
Obligations of states and political subdivisions	50,091	—	50,091	—
U.S. Government-sponsored mortgage-backed securities	85,587	—	85,587	—
U.S. Government-sponsored collateralized mortgage obligations	13,992	—	13,992	—
Trust preferred securities	779	—	—	779
Regulatory stock	3,049	3,049	—	—
Trading securities	7,861	—	7,861	—
Loans held for sale	632	632	—	—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2013 Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$112	$—	$112	$—
U.S. Government agencies and corporations	8,947	—	8,947	—
Obligations of states and political subdivisions	43,535	—	43,535	—
U.S. Government-sponsored mortgage-backed securities	78,022	—	78,022	—
U.S. Government-sponsored collateralized mortgage obligations	17,085	—	17,085	—
Trust preferred securities	10,136	—	—	10,136
Regulatory stock	3,049	3,049	—	—
Trading securities	7,247	—	7,247	—
Loans held for sale	656	656	—	—

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2014, 2013 and 2012. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	December 31,
	2014	2013	2012
	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$10,136	$7,612	$9,145
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	(1,954)	(171)
Other comprehensive income	835	4,553	2,183
Discount accretion (premium amortization)	7	8	2
Sales	(10,044)	—	(3,531)
Purchases, issuance, and settlements	(155)	(83)	(16)
Ending balance	$779	$10,136	$7,612
Losses included in net income for the period relating to assets held at period end	$—	$(1,954)	$(90)

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

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	December 31,
	2014	2013
Total number of trust preferred securities	2	12
Par value	$1,802	$14,366

Number not considered OTTI	1	1
Par value	$802	$956

Number considered OTTI	1	11
Par value	$1,000	$13,410

Life-to-date impairment recognized in earnings	$140	$2,305
Life-to-date impairment recognized in other comprehensive income	883	1,718
Total life-to-date impairment	$1,023	$4,023

The following table details the one debt security with other-than-temporary impairment, its credit rating at December 31, 2014 and the related loss recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2014	Additions in QTD March 31, 2014	Additions in QTD June 30, 2014	Additions in QTD September 30, 2014	Additions in QTD December 31, 2014	Amount of OTTI related to credit loss at December 31, 2014
Trapeza IX B-1	Ca/CC	$140	$—	$—	$—	$—	$140
Total		$140	$—	$—	$—	$—	$140

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the 11 debt securities with other-than-temporary impairment, their credit ratings at December 31, 2013 and the related losses recognized in earnings:

	(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2013	Additions in QTD March 31, 2013	Additions in QTD June 30, 2013	Additions in QTD September 30, 2013	Additions in QTD December 31, 2013	Amount of OTTI related to credit loss at December 31, 2013
PreTSL XXIII Class C-FP	Ca/C	$211	$—	$—	$—	$—	$211
I-PreTSL I	NR/CCC	—	—	—	—	216	216
I-PreTSL I	NR/CCC	—	—	—	—	230	230
I-PreTSL I	NR/CCC	—	—	—	—	230	230
I-PreTSL II	NR/B	—	—	—	—	291	291
I-PreTSL III	Ba3/CCC	—	—	—	—	130	130
I-PreTSL III	NR/CCC	—	—	—	—	380	380
I-PreTSL IV	Ba2/B	—	—	—	—	140	140
I-PreTSL IV	Ba2/B	—	—	—	—	140	140
I-PreTSL IV	Caa1/CCC	—	—	—	—	197	197
Trapeza IX B-1	Ca/CC	140	—	—	—	—	140
Total		$351	$—	$—	$—	$1,954	$2,305

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2014 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$802	$313	$(489)	B2/C	91	25.2%	—%
Trapeza IX	B-1	860	466	(394)	Ca/CC	33	18.1	—
Total		$1,662	$779	$(883)

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The market for these securities at December 31, 2014 and December 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2014;
●

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008; and

●

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective discount rates on an overall basis generally range from 10.24% to 15.75% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of December 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,288	$6,288

Other real estate owned	$—	$—	$40	$40

	(Amounts in thousands)
	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,251	$5,251

Other real estate owned	$—	$—	$33	$33

Financial Instruments

The Company discloses fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at December 31, 2014 and December 31, 2013 is not material.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$10,569	$10,569	$—	$—	$10,569
Investment securities available-for-sale	162,247	3,049	158,419	779	162,247
Trading securities	7,861	—	7,861	—	7,861
Loans held for sale	632	632	—	—	632
Loans, net of allowance for loan losses	354,983	—	—	359,518	359,518
Bank-owned life insurance	16,990	16,990	—	—	16,990
Accrued interest receivable	1,723	1,723	—	—	1,723

LIABILITIES:
Demand, savings and money market deposits	$326,554	$326,554	$—	$—	$326,554
Time deposits	130,207	—	—	133,171	133,171
Short-term borrowings	4,259	4,259	—	—	4,259
Federal Home Loan Bank advances - short term	15,500	6,000	—	9,490	15,490
Federal Home Loan Bank advances - long term	25,000	—	—	26,194	26,194
Subordinated debt	5,155	—	—	4,573	4,573
Accrued interest payable	248	248	—	—	248

	(Amounts in thousands)
	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$12,396	$12,396	$—	$—	$12,396
Investment securities available-for-sale	160,886	3,049	147,701	10,136	160,886
Trading securities	7,247	—	7,247	—	7,247
Loans held for sale	656	656	—	—	656
Loans, net of allowance for loan losses	343,069	—	—	349,190	349,190
Bank-owned life insurance	15,049	15,049	—	—	15,049
Accrued interest receivable	1,675	1,675	—	—	1,675

LIABILITIES:
Demand, savings and money market deposits	$316,708	$316,708	$—	$—	$316,708
Time deposits	131,961	—	—	135,712	135,712
Short-term borrowings	3,804	3,804	—	—	3,804
Federal Home Loan Bank advances - short term	8,100	8,100	—	—	8,100
Federal Home Loan Bank advances - long term	34,500	—	—	36,646	36,646
Subordinated debt	5,155	—	—	4,694	4,694
Accrued interest payable	290	290	—	—	290

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2014.

	(Amounts in thousands)
	Fair value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$779	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~10.24% to ~15.75%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	6,288	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (40)% Weighted average (23)%

			Liquidation Expenses (2)	Range (0)% to (33)% Weighted average (6)%

Other real estate owned	40	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~5.65% to ~17.85%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	5,251	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (7)% to (30)% Weighted average (21)%

			Liquidation Expenses (2)	Range (0)% to (26)% Weighted average (6)%

Other real estate owned	33	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the years ended December 31, 2014 and 2013.

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2012	$(1,707)	$—
Other comprehensive income before reclassification	(2,090)	(28)
Amount reclassified from accumulated other comprehensive loss	937	—
Total other comprehensive income	(1,153)	(28)
Balance as of December 31, 2013	$(2,860)	$(28)
Other comprehensive income before reclassification	3,607	45
Amount reclassified from accumulated other comprehensive loss	(388)	—
Total other comprehensive income	3,219	45
Balance as of December 31, 2014	$359	$17

 (a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for the years ended December 31, 2014 and 2013.

(Amounts in thousands)
December 31, 2014
	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(588)	Investment securities available-for-sale gains, net
	200	Federal income tax expense
	$(388)	Net of tax

(Amounts in thousands)
December 31, 2013
	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$1,954	Net impairment losses recognized in earnings
	(535)	Investment securities available-for-sale gains, net
	(482)	Federal income tax benefit
	$937	Net of tax

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

At December 31, 2014, quantitative measures established by regulation to ensure capital adequacy require the Company to maintain: (1) a minimum ratio of 4% both for total Tier I risk-based capital to risk-weighted assets and for Tier I risk-based capital to average assets, and (2) a minimum ratio of 8% for total risk-based capital to risk-weighted assets.

Under the requirements for the Company to remain a financial holding company, the Company is categorized as well-capitalized, which requires minimum capital ratios of 10% for total risk-based capital to risk-weighted assets and 6% for Tier I risk-based capital to risk-weighted assets. Management believes that as of December 31, 2014, the Company meets all capital adequacy requirements to which it is subject.

	(Amounts in thousands)
	December 31,
	2014		2013
	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital	$63,704		$58,774
Ratio to Risk-Weighted Assets		15.82%		14.19%
Tier I Risk-Based Capital	$58,705		$54,927
Ratio to Risk-Weighted Assets		14.58%		13.26%
Ratio to Average Assets		10.66%		10.35%

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with whom they are affiliated were loan customers during 2014. The following is an analysis of such loans:

(Amounts in thousands)
Total related-party loans at December 31, 2013	$2,873
New related-party loans	3,034
Repayments or other	(1,742)
Total related-party loans at December 31, 2014	$4,165

Deposits from executive officers, directors, and their affiliates at December 31, 2014 and 2013 were $2.6 million and $2.4 million, respectively.

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

BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2014	2013
ASSETS
Cash	$96	$204
Investment in bank subsidiary	52,082	45,813
Investment in non-bank subsidiary	15	15
Subordinated note from subsidiary bank	6,000	6,000
Other assets	3,650	3,478
Total assets	$61,843	$55,510
LIABILITIES
Other liabilities	$836	$820
Subordinated debt (Note 7)	5,155	5,155
Total liabilities	5,991	5,975
SHAREHOLDERS’ EQUITY
Common stock	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	14,555	11,502
Accumulated other comprehensive income (loss)	376	(2,888)
Treasury stock	(3,553)	(3,553)
Total shareholders’ equity	55,852	49,535
Total liabilities & shareholders’ equity	$61,843	$55,510

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Dividends from bank subsidiary	$1,013	$544	$136
Interest and dividend income	93	96	107
Investment securities losses	—	—	(16)
Other income	62	99	113
Interest on subordinated debt	(88)	(90)	(100)
Other expenses	(311)	(380)	(340)
Income (loss) before income tax and equity in undistributed earnings of subsidiaries	769	269	(100)
Income tax benefit	95	104	125
Equity in undistributed earnings of subsidiaries	3,005	1,411	2,888
Net income	$3,869	$1,784	$2,913
Comprehensive income	$7,133	$603	$3,869

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flow (deficit) from operating activities
Net income	$3,869	$1,784	$2,913
Adjustments to reconcile net income to net cash deficit from operating activities:
Equity in undistributed net income of subsidiaries	(3,005)	(1,411)	(2,888)
Deferred tax benefit	—	(6)	(14)
Investment securities losses	—	—	16
Change in other assets and liabilities	(156)	113	(180)
Net cash flow (deficit) from operating activities	708	480	(153)
Cash flow from investing activities
Proceeds from sales of securities	—	—	77
Net cash flows from investing activities	—	—	77
Cash deficit from financing activities
Dividends paid	(816)	(544)	(136)
Treasury shares reissued	—	24	—
Net cash deficit from financing activities	(816)	(520)	(136)
Net change in cash	(108)	(40)	(212)
Cash
Beginning of year	204	244	456
End of year	$96	$204	$244

NOTE 16 - DIVIDEND RESTRICTIONS

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2015 is $4.4 million plus 2015 profits retained up to the date of the dividend declaration.

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

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2014 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

Item 9B. Other Information – Not applicable.

PART III

Item l0. Directors, Executive Officers and Corporate Governance

Information relating to this item will be set forth in the Company’s definitive proxy statement to be filed on or about March 24, 2015 in connection with the Annual Meeting of Shareholders to be held May 20, 2015 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees,” “Continuing Directors,” “The Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information relating to executive officers of the Company is set forth in Part I of this Form 10-K.

Item ll. Executive Compensation

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Director Compensation in 2014.”

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

CORTLAND BANCORP
Date: March 24, 2015	By:	/s/ James M. Gasior
James M. Gasior
President, Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy K. Woofter	Director and Chairman of the Board	March 24, 2015
Timothy K. Woofter		Date

/s/ James M. Gasior	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2015
James M. Gasior		Date

/s/ Timothy Carney	Director	March 24, 2015
Timothy Carney		Date

/s/ David C. Cole	Director	March 24, 2015
David C. Cole		Date

/s/ James E. Hoffman, III	Director	March 24, 2015
James E. Hoffman, III		Date

/s/ Neil J. Kaback	Director	March 24, 2015
Neil J. Kaback		Date

/s/ Joseph E. Koch	Director	March 24, 2015
Joseph E. Koch		Date

/s/ Joseph P. Langhenry	Director	March 24, 2015
Joseph P. Langhenry		Date

/s/ Richard B. Thompson	Director	March 24, 2015
Richard B. Thompson		Date

/s/ Anthony R. Vross	Director	March 24, 2015
Anthony R. Vross		Date

/s/ David J. Lucido	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2015
David J. Lucido		Date

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**		Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated May 18, 1999. Note: filed for purposes of SEC reporting compliance only.

	This restated document has not been filed with the State of Ohio.	10-K	(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For Cortland Bancorp					✓

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K	(1)	4	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt					✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer and with selected other officers, as amended by the August 2002 letter amendment	10-K	(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K		10.1.1	11/03/14

10.2	[Reserved]

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K		10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K		10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K		10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K	(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K		10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K		10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K	(1)	10.9	03/16/06

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**		Exhibit	Filing Date	Filed Herewith
*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K		10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K		10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K	(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K		10.12	03/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K		10.12	03/17/08

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K		10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K		10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K	(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K		10.16	03/29/12

*10.17	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 4, 2014	8-K		10.17	03/10/14

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K		10.18	12/12/08

*10.19	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 4, 2014	8-K		10.19	03/10/14

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K		10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q		10.20.1	05/17/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended June 25, 2014				✓

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12

*10.31.2.1	Amendment of Severance Agreement of James Gasior, dated as of June 25, 2014	10-Q	10.31.2.1	08/12/14

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12

*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

10.32	[Reserved]

10.33	[Reserved]

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated September 28, 2012	8-K	10.34	10/03/12

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	11/03/14

11	Statement of re-computation of per share earnings	See Note 1 of Financial Statements

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel — Consent of independent registered public accounting firm				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements tagged as blocks of text and detail (included in this filing).

✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Timothy Carney, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

CORTLAND BANCORP AND

THE CORTLAND SAVINGS AND BANKING COMPANY

BOARD OF DIRECTORS

TIMOTHY K. WOOFTER Chairman of the Board President and Chief Executive Officer, Stan-Wade Metal Products Tank Manufacturer and Oil Equipment Distributor
TIMOTHY CARNEY Executive Vice President, Chief Operating Officer and Corporate Secretary Cortland Bancorp and The Cortland Savings and Banking Company
DAVID C. COLE Partner and President, Cole Valley Motor Company Automobile Dealership
JAMES M. GASIOR President and Chief Executive Officer Cortland Bancorp and The Cortland Savings and Banking Company
GEORGE E. GESSNER Attorney, Gessner and Platt Law Firm
JAMES E. HOFFMAN, III Attorney, Hoffman and Walker Law Firm
NEIL J. KABACK Vice President, Cohen & Company, Ltd. Accounting Firm
JOSEPH E. KOCH President, Joe Koch Construction Homebuilding, Developing and Remodeling Company
JOSEPH P. LANGHENRY President and Chief Executive Officer, Watteredge, Inc. Power Conductor Devices and Accessories Manufacturer
RICHARD B. THOMPSON Executive, Therm-O-Link, Inc. Electrical Wire and Cable Manufacturer
ANTHONY R. VROSS Executive, Simon Roofing Commercial Roofing and Industrial Roof Maintenance

DIRECTOR EMERITUS

K. RAY MAHAN

CORTLAND BANCORP

EXECUTIVE OFFICERS

JAMES M. GASIOR

President and Chief Executive Officer

TIMOTHY CARNEY

Executive Vice President,

Chief Operating Officer and Corporate Secretary

DAVID J. LUCIDO

Senior Vice President and Chief Financial Officer

STANLEY P. FERET

Senior Vice President and Chief Lending Officer

THE CORTLAND SAVINGS AND BANKING COMPANY

OFFICERS

JAMES M. GASIOR President and Chief Executive Officer	DAVID J. LUCIDO Senior Vice President and Chief Financial Officer

TIMOTHY CARNEY Executive Vice President, Chief Operating Officer and Corporate Secretary	STANLEY P. FERET Senior Vice President and Chief Lending Officer

KAREN BOSLEY Assistant Vice President Community Banking Manager/Business Banking Officer	KAREN MILLER Assistant Secretary Branch Training Coordinator

NICHOLAS P. BERARDINO Vice President Commercial Banking Officer	LANCE A. MORRISON Vice President General Counsel/Director of Human Resources

BRENT BLAUS Vice President Financial Advisor	ROBERT MEEK Assistant Vice President Treasury Management/Sales Representative

HEATHER J. BOWSER Assistant Vice President Collection Officer	KEITH MROZEK Vice President Special Assets/Loan Review

DANIELLE CANTRELL Vice President Retail, Business Banking and Investment Sales Manager	ROCCO PAGE Vice President Retail Mortgage Banking Officer

MELANIE CHRISTIE Assistant Vice President Compliance Officer	RICHARD M. PAVLOCK Vice President Retail Mortgage Banking Officer

JONI EVERSON Vice President Retail Mortgage Banking Officer	KIMBERLY POWELL Vice President Financial Advisor

DEBORAH L. EAZOR Vice President Operations Manager	MICHELLE REILLY Vice President, Assistant Treasurer Mortgage Banking/ Funds Management

JOAN M. FRANGIAMORE Vice President Controller	STACIE SALYARD Vice President Special Assets/Loan Review

BRETT GATTA Assistant Vice President Commercial Banking Portfolio Manager	BARBARA R. SANDROCK Vice President Information Systems Manager

JOHN HEWITT Vice President Credit Manager	KAREN SHARP Vice President Retail Mortgage Banking Officer

JANET K. HOUSER Assistant Vice President Electronic Banking Specialist	JEROME L. SMITH Vice President Commercial Banking Officer

JAMES HUGHES Assistant Vice President Community Banking Manager/Business Banking Officer	CARRIE STACKHOUSE Vice President Commercial Banking Officer

BRYAN IGNAZIO Assistant Vice President Community Banking Manager/Business Banking Officer	RUSSELL E. TAYLOR Assistant Vice President Director of Security

DAVID KOVACS Assistant Vice President Commercial Banking Officer	A. JAMES TOTIN Vice President Commercial Banking Officer

MICHELE LEE Assistant Vice President Community Banking Manager/Business Banking Officer	JACQUELINE TREHARNE Assistant Vice President Mortgage Operations Manager

ANGELO LOCASTRO Assistant Vice President Community Banking Manager/Business Banking Officer	SHIRLEY A. WADE Assistant Vice President Executive Secretary

DARLENE MACK Assistant Vice President Human Resources Manager	JAMES E. WELLINGTON Vice President Retail Mortgage Banking Officer

MELISSA MAKI Assistant Vice President Director of Marketing and Communications	MINDY WIESENSEE Assistant Vice President Community Banking Manager/Business Banking Officer

STANLEY MAGIELSKI Vice President Commercial Banking Officer	NICOLE WHITSEL Assistant Vice President Risk Manager/Compliance