Form 10-Q
period 2015-03-31
CORTLAND BANCORP INC
filed 2015-05-13
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,527,849 Shares May 6, 2015

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,359	$6,588
Interest-earning deposits	4,659	3,981
Total cash and cash equivalents	12,018	10,569
Investment securities available-for-sale (Note 3)	162,583	162,247
Trading securities (Note 3)	7,929	7,861
Loans held for sale	1,398	632
Total loans (Note 4)	343,911	360,185
Less allowance for loan losses (Note 4)	(5,365)	(5,202)
Net loans	338,546	354,983
Premises and equipment	7,791	7,697
Bank-owned life insurance	17,076	16,990
Other assets	8,655	7,953
Total assets	$555,996	$568,932

LIABILITIES
Noninterest-bearing deposits	$89,801	$94,731
Interest-bearing deposits	349,670	362,030
Total deposits	439,471	456,761
Short-term borrowings	5,098	4,259
Federal Home Loan Bank advances - short term	17,500	15,500
Federal Home Loan Bank advances - long term	25,000	25,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	6,617	6,405
Total liabilities	498,841	513,080

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2015 and 2014; outstanding shares, 4,527,849 in 2015 and 4,527,848 in 2014	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	15,432	14,555
Accumulated other comprehensive income	802	376
Treasury stock, at cost, 200,418 shares in 2015 and 200,419 in 2014	(3,553)	(3,553)
Total shareholders’ equity	57,155	55,852
Total liabilities and shareholders’ equity	$555,996	$568,932

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$4,080	$4,088
Interest and dividends on investment securities:
Taxable interest	670	683
Nontaxable interest	434	413
Dividends	28	28
Other interest income	5	5
Total interest income	5,217	5,217
INTEREST EXPENSE
Deposits	415	431
Short-term borrowings	1	1
Federal Home Loan Bank advances - short term	10	4
Federal Home Loan Bank advances - long term	200	286
Subordinated debt	22	22
Total interest expense	648	744
Net interest income	4,569	4,473
PROVISION FOR LOAN LOSSES	160	150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,409	4,323
NON-INTEREST INCOME
Fees for customer services	483	459
Investment securities available-for-sale gains - net	—	193
Trading security gains, net	8	126
Mortgage banking gains, net	185	81
Earnings on bank-owned life insurance	86	73
Wealth management income	190	81
Other non-interest income	103	38
Total non-interest income	1,055	1,051
NON-INTEREST EXPENSES
Salaries and employee benefits	2,448	2,194
Net occupancy and equipment expense	487	481
State and local taxes	100	85
FDIC insurance expense	83	75
Professional fees	194	172
Other operating expenses	682	616
Total non-interest expenses	3,994	3,623
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,470	1,751
Federal income tax expense	321	419
NET INCOME	$1,149	$1,332
EARNINGS PER SHARE	$0.25	$0.29
CASH DIVIDENDS DECLARED PER SHARE	$0.06	$0.03

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Net income	$1,149	$1,332
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	680	2,564
Tax effect	(231)	(872)
Reclassification adjustment for net gains realized in net income	—	(193)
Tax effect	—	66
Total securities available for sale	449	1,565
Change in post-retirement obligations	(23)	13
Total other comprehensive income	426	1,578
Total comprehensive income	$1,575	$2,910

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
THREE MONTHS ENDED March 31, 2014

Balance at December 31, 2013	$23,641	$20,833	$11,502	$(2,888)	$(3,553)	$49,535
Net income	—	—	1,332	—	—	1,332
Other comprehensive income, net of tax	—	—	—	1,578	—	1,578
Cash dividend declared ($0.03 per share)	—	—	(136)	—	—	(136)
Balance at March 31, 2014	$23,641	$20,833	$12,698	$(1,310)	$(3,553)	$52,309

THREE MONTHS ENDED March 31, 2015

Balance at December 31, 2014	$23,641	$20,833	$14,555	$376	$(3,553)	$55,852
Net income	—	—	1,149	—	—	1,149
Other comprehensive income, net of tax	—	—	—	426	—	426
Cash dividend declared ($0.06 per share)	—	—	(272)	—	—	(272)
Balance at March 31, 2015	$23,641	$20,833	$15,432	$802	$(3,553)	$57,155

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
Net cash flow from operating activities	$209	$2,667
Cash flow from investing activities
Purchases of available-for-sale securities	(3,939)	(9,263)
Proceeds from sale of securities	—	10,237
Proceeds from call, maturity and principal payments on securities	3,867	5,054
Net decrease in loans made to customers	16,277	34,747
Proceeds from sale of other real estate	40	52
Purchases of premises and equipment	(282)	(91)
Net cash flow from investing activities	15,963	40,736
Cash deficit from financing activities
Net decrease in deposit accounts	(17,290)	(31,300)
Net change in short-term borrowings	839	123
Net change in Federal Home Loan Bank advances - short term	2,000	(8,100)
Repayments of Federal Home Loan Bank advances - long term	(4,000)	—
Purchase of Federal Home Loan Bank advances - long term	4,000	—
Dividends paid	(272)	(136)
Net cash deficit from financing activities	(14,723)	(39,413)
Net change in cash and cash equivalents	1,449	3,990
Cash and cash equivalents
Beginning of period	10,569	12,396
End of period	$12,018	$16,386
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$75	$—
Interest	$648	$758

Non-cash cash flow information:
Investment sales not settled	$—	$5,500

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2014, included in our Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain items contained in the 2014 financial statements have been reclassified to conform to the presentation for 2015. Such reclassifications had no effect on the net results of operations or equity.

2.) Authoritative Accounting Guidance:

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. This Update did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This Update did not have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new Update.

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This Update did not have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.  This Update did not have a significant impact on the Company’s financial statements.

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

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards.  For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

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

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$8,643	$183	$36	$8,790
Obligations of states and political subdivisions	49,727	1,746	134	51,339
U.S. Government-sponsored mortgage-backed securities	84,696	575	306	84,965
U.S. Government-sponsored collateralized mortgage obligations	13,586	95	—	13,681
Trust preferred securities	1,657	—	898	759
Total debt securities	158,309	2,599	1,374	159,534
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$161,358	$2,599	$1,374	$162,583

	(Amounts in thousands)
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$1	$—	$101
U.S. Government agencies and corporations	8,640	88	80	8,648
Obligations of states and political subdivisions	48,547	1,667	123	50,091
U.S. Government-sponsored mortgage-backed securities	85,675	353	441	85,587
U.S. Government-sponsored collateralized mortgage obligations	14,030	26	64	13,992
Trust preferred securities	1,662	—	883	779
Total debt securities	158,654	2,135	1,591	159,198
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$161,703	$2,135	$1,591	$162,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The regulatory stock is carried at cost and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB of Cincinnati and the FRB.

The Bank is required to maintain a minimum investment in stock of the FHLB and FRB. The stock is bought from and sold based upon its par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

At both March 31, 2015 and December 31, 2014, trading securities of $7.9 million are an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. Unrealized gains and losses on trading securities at March 31, 2015 were $46,000 and $1,000, respectively, compared to $39,000 and $4,000 respectively, at December 31, 2014. Total net unrealized gains of $45,000 and realized losses of $37,000 for the three months ended March 31, 2015 and unrealized losses of $9,000 and unrealized gains of $135,000 for the three months ended March 31, 2014 are included in the Consolidated Statement of Income.

The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$677	$682
Due after one year through five years	70	70
Due after five years through ten years	19,566	20,217
Due after ten years	39,714	39,919
Total	60,027	60,888
U.S. Government-sponsored mortgage-backed and related securities	98,282	98,646
Total debt securities	$158,309	$159,534

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2015	2014
Proceeds on securities sold	$—	$10,237
Gross realized gains	—	637
Gross realized losses	—	444

Investment securities with a carrying value of approximately $115.9  million at March 31, 2015 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available for sale securities with unrealized losses and an aging of those unrealized losses at March 31, 2015:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$—	$—	$1,953	$36	$1,953	$36
Obligations of states and political subdivisions	6,237	92	2,182	42	8,419	134
U.S. Government-sponsored mortgage-backed securities	6,152	38	20,016	268	26,168	306
Trust preferred securities	—	—	759	898	759	898
Total	$12,389	$130	$24,910	$1,244	$37,299	$1,374

The above table comprises 28 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2014:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$335	$2	$1,910	$78	$2,245	$80
Obligations of states and political subdivisions	2,456	18	4,159	105	6,615	123
U.S. Government-sponsored mortgage-backed securities	14,460	33	31,550	408	46,010	441
U.S. Government-sponsored collateralized mortgage obligations	2,273	30	3,145	34	5,418	64
Trust preferred securities	—	—	779	883	779	883
Total	$19,524	$83	$41,543	$1,508	$61,067	$1,591

The above table comprises 37 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no impairment loss recognized in the three months ended March 31, 2015 and 2014.

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2015	2014
Beginning balance	$140	$2,305
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Sale of debt securities	—	(2,165)
Ending balance	$140	$140

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

With the release of the Interim Final Rule on January 14, 2014, the joint agencies granted relief by permitting financial institutions to retain their interests in certain collateralized debt obligations, but limited that provision to those collateralized by issuances prior to May 2010 from bank or thrift holding companies with less than $15 billion in consolidated assets. The Interim Final Rule did not contain a provision for issuances by insurance companies, which comprises the various iTruPS securities owned by the Company.

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

At March 31, 2015 and December 31, 2014, there were $759,000 and $779,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at March 31, 2015. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	March 31, 2015		December 31, 2014
	Balance	%	Balance	%
Commercial	$49,737	14.5	$72,330	20.1
Commercial real estate	229,343	66.7	223,536	62.1
Residential real estate	39,621	11.5	38,875	10.8
Consumer - home equity	21,275	6.2	21,328	5.9
Consumer - other	3,935	1.1	4,116	1.1
Total loans	$343,911		$360,185

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
March 31, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$2,064	$2,754	$229	$60	$95	$5,202
Loan charge-offs	—	—	(2)	—	(33)	(35)
Recoveries	1	—	11	5	21	38
Net loan recoveries (charge-offs)	1	—	9	5	(12)	3
Provision charged to operations	(75)	229	(7)	(1)	14	160
Balance at end of period	$1,990	$2,983	$231	$64	$97	$5,365

	(Amounts in thousands)
March 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$593	$2,638	$356	$88	$89	$3,764
Loan charge-offs	(112)	—	—	—	(35)	(147)
Recoveries	262	—	1	5	16	284
Net loan recoveries (charge-offs)	150	—	1	5	(19)	137
Provision charged to operations	(59)	259	(64)	(3)	17	150
Balance at end of period	$684	$2,897	$293	$90	$87	$4,051

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio segment of the allowance for loan losses and the recorded investment in loans at March 31, 2015 and December 31, 2014:

	(Amounts in thousands)
March 31, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,313	$173	$—	$—	$—	$1,486
Collectively evaluated for impairment	677	2,810	231	64	97	3,879
Total ending allowance balance	$1,990	$2,983	$231	$64	$97	$5,365
Loan Portfolio:
Individually evaluated for impairment	$1,866	$5,815	$—	$—	$—	$7,681
Collectively evaluated for impairment	47,871	223,528	39,621	21,275	3,935	336,230
Total ending loans balance	$49,737	$229,343	$39,621	$21,275	$3,935	$343,911

	(Amounts in thousands)
December 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,316	$148	$—	$—	$—	$1,464
Collectively evaluated for impairment	748	2,606	229	60	95	3,738
Total ending allowance balance	$2,064	$2,754	$229	$60	$95	$5,202
Loan Portfolio:
Individually evaluated for impairment	$2,023	$5,729	$—	$—	$—	$7,752
Collectively evaluated for impairment	70,307	217,807	38,875	21,328	4,116	352,433
Total ending loans balance	$72,330	$223,536	$38,875	$21,328	$4,116	$360,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The decrease in commercial loan balances from year-end was due in part to 60-day term commercial loans for a total of $22.6  million that closed in December 2014 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2015. The increase in the allowance for commercial real estate categories is due to increases in special mention loans as shown in the following tables. Along with the impact of classified loans, the amount of net charge-offs also impacts the provision charged to operations for the quarter and year-to-date for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off.

The following tables represent credit exposures by internally assigned grades for March 31, 2015 and December 31, 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of March 31, 2015 and December 31, 2014:

	(Amounts in thousands)
	Commercial	Commercial real estate
March 31, 2015
Pass	$42,817	$209,335
Special Mention	5,039	13,913
Substandard	1,881	6,095
Doubtful	—	—
Ending Balance	$49,737	$229,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2014
Pass	$65,339	$205,890
Special Mention	4,963	10,209
Substandard	2,028	7,437
Doubtful	—	—
Ending Balance	$72,330	$223,536

The Company evaluates the classification of consumer, home equity and residential loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention and substandard. Nonaccrual loans in these categories are evaluated for charge off or charge down, and the remaining balance has the same allowance factor as pooled loans.

The following table is a summary of consumer credit exposure as of March 31, 2015 and December 31, 2014:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
March 31, 2015
Performing	$38,453	$21,065	$3,932
Nonperforming	1,168	210	3
Total	$39,621	$21,275	$3,935

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2014
Performing	$37,544	$21,179	$4,110
Nonperforming	1,331	149	6
Total	$38,875	$21,328	$4,116

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

The following table is a summary of classes of loans on non-accrual status as of March 31, 2015 and December 31, 2014:

	(Amounts in thousands)
	March 31, 2015	December 31, 2014
Commercial	$1,686	$1,824
Commercial real estate	2,601	2,247
Residential real estate	1,168	1,331
Consumer:
Consumer - home equity	210	149
Consumer - other	3	6
Total	$5,668	$5,557

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no loans modified as TDRs for the three months ended March 31, 2015 and 2014. None of the loans that were approved as TDR’s in 2013 or 2014 have subsequently defaulted in the three month periods ended March 31, 2015 and 2014.

The following table is an aging analysis of the recorded investment of past due loans as of March 31, 2015 and December 31, 2014:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2015
Commercial	$2	$—	$1,686	$1,688	$48,049	$49,737	$—
Commercial real estate	560	—	2,169	2,729	226,614	229,343	—
Residential real estate	203	38	1,048	1,289	38,332	39,621	—
Consumer:
Consumer - home equity	59	—	181	240	21,035	21,275	—
Consumer - other	6	—	3	9	3,926	3,935	—
Total	$830	$38	$5,087	$5,955	$337,956	$343,911	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2014
Commercial	$54	$282	$1,542	$1,878	$70,452	$72,330	$—
Commercial real estate	574	1,774	2,115	4,463	219,073	223,536	—
Residential real estate	122	173	1,144	1,439	37,436	38,875	—
Consumer:
Consumer - home equity	61	—	149	210	21,118	21,328	—
Consumer - other	15	—	6	21	4,095	4,116	—
Total	$826	$2,229	$4,956	$8,011	$352,174	$360,185	$—

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

Commercial loans and commercial real estate loans evaluated for impairment are excluded from the general pool of loans in the ALLL calculation regardless if a specific reserve was determined. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2015 and December 31, 2014. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three months ended March 31, 2015 and 2014.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2015
With no related allowance recorded:
Commercial	$303	$303	$—
Commercial real estate	4,603	5,347	—
With an allowance recorded:
Commercial	1,563	1,563	1,313
Commercial real estate	1,212	1,212	173
Total:
Commercial	$1,866	$1,866	$1,313
Commercial real estate	$5,815	$6,559	$173

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial	$457	$457	$—
Commercial real estate	4,498	5,242	—
With an allowance recorded:
Commercial	1,566	1,566	1,316
Commercial real estate	1,231	1,231	148
Total:
Commercial	$2,023	$2,023	$1,316
Commercial real estate	$5,729	$6,473	$148

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2015
With no related allowance recorded:
Commercial	$354	$2
Commercial real estate	4,549	37
With an allowance recorded:
Commercial	1,564	—
Commercial real estate	1,219	29
Total:
Commercial	$1,918	$2
Commercial real estate	$5,768	$66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2014
With no related allowance recorded:
Commercial	$222	$6
Commercial real estate	3,668	45
With an allowance recorded:
Commercial	95	—
Commercial real estate	1,577	8
Total:
Commercial	$317	$6
Commercial real estate	$5,245	$53

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

	Three Months Ended
	March 31,
	2015	2014
Net income (amounts in thousands)	$1,149	$1,332
Weighted average common shares outstanding	4,527,849	4,527,182
Earnings per share	$0.25	$0.29

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2015 and December 31, 2014 were 1.72% and 1.69%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	March 31, 2015	December 31, 2014
Commitments to extend credit:
Fixed rate	$21,860	$13,825
Variable rate	50,183	49,897
Standby letters of credit	2,258	608

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Generally these financial arrangements have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. The increase in commitments is in line with the Company’s increased focus on commercial and industrial lending, and specifically lines of credit.

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice.

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	March 31, 2015	December 31, 2014
Overdraft protection available on depositors' accounts	$9,643	$9,632
Balance of overdrafts included in loans	86	108
Average daily balance of overdrafts	101	117
Average daily balance of overdrafts as a percentage of available	1.05%	1.21%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through their earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2015, the Company had $150,000, in cash pledged for collateral on its interest rate swap with the third party financial institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
					Fair Value
					March 31,
	Notional Amount	Maturity	Interest Rate Paid	Interest Rate Received	2015	2014
Customer interest rate swap	$6,117	2025	1 Mo. Libor + Margin	Fixed	$139	$—
Third party interest rate swap	6,117	2025	Fixed	1 Mo. Libor + Margin	(139)	—

The following table presents the fair values of derivative instruments in the balance sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2015
Interest rate derivatives	Other assets	$139	Other liabilities	$139

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at March 31, 2015 Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$8,790	$—	$8,790	$—
Obligations of states and political subdivisions	51,339	—	51,339	—
U.S. Government-sponsored mortgage-backed securities	84,965	—	84,965	—
U.S. Government-sponsored collateralized mortgage obligations	13,681	—	13,681	—
Trust preferred securities	759	—	—	759
Regulatory stock	3,049	3,049	—	—
Trading securities	7,929	—	7,929	—
Loans held for sale	1,398	1,398	—	—
Interest rate derivatives	139	—	139	—

LIABILITIES
Interest rate derivatives	$139	$—	$139	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2014 Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$101	$—	$101	$—
U.S. Government agencies and corporations	8,648	—	8,648	—
Obligations of states and political subdivisions	50,091	—	50,091	—
U.S. Government-sponsored mortgage-backed securities	85,587	—	85,587	—
U.S. Government-sponsored collateralized mortgage obligations	13,992	—	13,992	—
Trust preferred securities	779	—	—	779
Regulatory stock	3,049	3,049	—	—
Trading securities	7,861	—	7,861	—
Loans held for sale	632	632	—	—

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2015 and 2014. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended
	March 31, 2015	March 31, 2014
	Trust preferred securities	Trust preferred securities
Beginning balance	$779	$10,136
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—
Other comprehensive income	(15)	736
Discount accretion (premium amortization)	—	7
Sales	—	(10,044)
Purchases, issuance, and settlements	(5)	(92)
Ending balance	$759	$743
Losses included in net income for the period relating to assets held at period end	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	March 31, 2015	December 31, 2014
Total number of trust preferred securities	2	2
Par value	$1,797	$1,802

Number not considered OTTI	1	1
Par value	$797	$802

Number considered OTTI	1	1
Par value	$1,000	$1,000

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	898	883
Total life-to-date impairment	$1,038	$1,023

The following table details the one debt security with other-than-temporary impairment, its credit rating at March 31, 2015 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2015	Additions in QTD March 31, 2015	Amount of OTTI related to credit loss at March 31, 2015
Trapeza IX B-1	Ca/CC	$140	$—	$140
Total		$140	$—	$140

The following table details the one debt securities with other-than-temporary impairment, its credit ratings at March 31, 2014 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2014	Additions in QTD March 31, 2014	Amount of OTTI related to credit loss at March 31, 2014
Trapeza IX B-1	Ca/CC	$140	$—	$140
Total		$140	$—	$140

The following table provides additional information related to the Company’s trust preferred securities as of March 31, 2015 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$797	$313	$(484)	B2/C	92	25.0%	—%
Trapeza IX	B-1	860	446	(414)	Ca/CC	32	18.3	—
Total		$1,657	$759	$(898)

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

The market for these securities at March 31, 2015 and December 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2015;
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

The effective discount rates on an overall basis generally range from 9.9% to 14.9% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	(Amounts in thousands)
	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,195	$6,195

	(Amounts in thousands)
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,288	$6,288

Other real estate owned	—	—	40	40

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

Interest rate derivatives – The fair value is based on settlement values adjusted for credit risks associated with the counter parties and the Company and observable market interest rate curves.

Demand, savings and money market deposits – Demand, savings, and money market deposit accounts are valued at the amount payable on demand.

Time deposits – The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rates are estimated using market rates currently offered for similar instruments with similar remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Short term borrowings – Short term borrowings generally have an original term to maturity of one year or less. Consequently, their carrying value is a reasonable estimate of fair value.

FHLB advances - short term – Short term borrowings generally have an original term to maturity of one year or less. Advances of one month or less are considered to be at fair value. The fair value of notes with one to twelve month terms is based on the discounted value of contractual cash flows. The discount rates are estimated using market rates currently offered for similar instruments with similar remaining maturities.

FHLB advances - long term – The fair value for fixed rate advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value for the fixed rate advances that are convertible to quarterly LIBOR floating rate advances on or after certain specified dates at the option of the FHLB and the FHLB fixed rate advances that are putable on or after certain specified dates at the option of the FHLB are priced using the FHLB of Cincinnati’s model.

Subordinated debt – The floating issuances curves to maturity are averaged to obtain an index. The spread between BBB-rated bank debt and 25-year swap rates is determined to calculate the spread on outstanding trust preferred securities. The discount margin is then added to the index to arrive at a discount rate, which determines the present value of projected cash flows.

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at March 31, 2015 and December 31, 2014 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$12,018	$12,018	$—	$—	$12,018
Investment securities available-for-sale	162,583	3,049	158,775	759	162,583
Trading securities	7,929	—	7,929	—	7,929
Loans held for sale	1,398	1,398	—	—	1,398
Loans, net of allowance for loan losses	338,546	—	—	341,984	341,984
Bank-owned life insurance	17,076	17,076	—	—	17,076
Accrued interest receivable	1,996	1,996	—	—	1,996
Interest rate derivatives	139	—	139	—	139

LIABILITIES:
Demand, savings and money market deposits	$303,357	$303,357	$—	$—	$303,357
Time deposits	136,114	—	—	138,866	138,866
Short term borrowings	5,098	5,098	—	—	5,098
Federal Home Loan Bank advances - short term	17,500	11,000	—	6,498	17,498
Federal Home Loan Bank advances - long term	25,000	—	—	26,098	26,098
Subordinated debt	5,155	—	—	4,635	4,635
Accrued interest payable	248	248	—	—	248
Interest rate derivatives	139	—	139	—	139

	(Amounts in thousands)
	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$10,569	$10,569	$—	$—	$10,569
Investment securities available-for-sale	162,247	3,049	158,419	779	162,247
Trading securities	7,861	—	7,861	—	7,861
Loans held for sale	632	632	—	—	632
Loans, net of allowance for loan losses	354,983	—	—	359,518	359,518
Bank-owned life insurance	16,990	16,990	—	—	16,990
Accrued interest receivable	1,723	1,723	—	—	1,723

LIABILITIES:
Demand, savings and money market deposits	$326,554	$326,554	$—	$—	$326,554
Time deposits	130,207	—	—	133,171	133,171
Short-term borrowings	4,259	4,259	—	—	4,259
Federal Home Loan Bank advances - short term	15,500	6,000	—	9,490	15,490
Federal Home Loan Bank advances - long term	25,000	—	—	26,194	26,194
Subordinated debt	5,155	—	—	4,573	4,573
Accrued interest payable	248	248	—	—	248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2015:

(Amounts in thousands)
	Fair value at March 31, 2015	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$759	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~9.9% to ~14.9%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	6,195	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (40)% Weighted average (21)%

			Liquidation Expenses (2)	Range (0)% to (33)% Weighted average (6)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2014:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income:

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2015 and 2014:

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2014	$359	$17
Other comprehensive income before reclassification	449	(23)
Amount reclassified from accumulated other comprehensive loss	—	—
Total other comprehensive income (loss)	449	(23)
Balance as of March 31, 2015	$808	$(6)

	(Amounts in thousands)
	Unrealized gains on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2013	$(2,860)	$(28)
Other comprehensive income before reclassification	1,692	13
Amount reclassified from accumulated other comprehensive loss	(127)	—
Total other comprehensive income	1,565	13
Balance as of March 31, 2014	$(1,295)	$(15)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

(Amounts in thousands)
Three Months Ended
March 31, 2015
	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$—	Investment securities gains, net
	—	Federal income tax expense
	$—	Net of tax

(Amounts in thousands)
Three Months Ended
March 31, 2014
	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(193)	Investment securities gains, net
	66	Federal income tax expense
	$(127)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. There was $45,000 in expense recorded for the three months ended March 31, 2015, with a $23,000 debit to other comprehensive income and no expense recorded in the three months ended March 31, 2014, with a $13,000 credit to other comprehensive income. The total accumulated liability at March 31, 2015 was $653,000 and $585,000 at December 31, 2014.

12.) Stock Repurchase Program:

On March 24, 2015, the Company’s Board of Directors adopted a new Stock Repurchase Program which permits the Company to repurchase up to 200,000 shares or approximately 4.4% of its 4,527,849 outstanding common shares in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on March 24 2015, the commitment to repurchase the stock over the program is approximately $3.1 million. The repurchase program will terminate on December 31, 2015 or upon the purchase of 200,000 shares, if earlier or any other time without prior notice. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. The Company has not repurchased any shares under the program to date. Based on the value of the Company’s stock on March 31, 2015, the commitment to repurchase the stock over the program remains at approximately $3.1 million.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	MARCH 31, 2015			DECEMBER 31, 2014			MARCH 31, 2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$6,030	$5	0.30%	$7,756	$6	0.30%	$5,673	$5	0.30%
Investment securities available for sale and trading (1) (2) (3)	171,491	1,350	3.16%	172,008	1,316	3.06%	171,123	1,329	3.11%
Loans (1) (2) (3)	349,021	4,087	4.71%	336,677	4,120	4.88%	332,133	4,098	4.97%
Total interest-earning assets	526,542	$5,442	4.16%	516,441	$5,442	4.20%	508,929	$5,432	4.29%
Cash and due from banks	6,937			7,052			7,096
Bank premises and equipment	6,433			6,438			6,644
Other assets	21,500			22,749			18,148
Total non-interest-earning assets	34,870			36,239			31,888
Total assets	$561,412			$552,680			$540,817

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$105,617	$58	0.22%	$97,514	$52	0.21%	$94,991	$42	0.18%
Savings	114,480	16	0.06%	113,974	17	0.06%	114,976	16	0.06%
Time	135,209	341	1.02%	130,840	356	1.08%	129,700	373	1.17%
Total interest-bearing deposits	355,306	415	0.47%	342,328	425	0.49%	339,667	431	0.51%
Other borrowings	45,925	211	1.87%	45,661	240	2.09%	49,614	291	2.37%
Subordinated debt	5,155	22	1.70%	5,155	22	1.69%	5,155	22	1.71%
Total interest-bearing liabilities	406,386	$648	0.65%	393,144	$687	0.69%	394,436	$744	0.76%
Demand deposits	91,873			95,595			86,105
Other liabilities	6,778			8,185			9,286
Shareholders' equity	56,375			55,756			50,990
Total liabilities and shareholders' equity	$561,412			$552,680			$540,817
Net interest income		$4,794			$4,755			$4,688
Net interest rate spread (4)			3.51%			3.51%			3.53%
Net interest margin (5)			3.66%			3.68%			3.70%
Ratio of interest-earning assets to interest-bearing liabilities			1.30			1.31			1.29
(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $7,000 and $218,000, respectively, for March 31, 2015; $6,000 and $214,000, respectively, for December 31, 2014; and $10,000 and $205,000, respectively, for March 31, 2014.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2015	2014	2014	2014	2014
SUMMARY OF OPERATIONS
Total interest income	$5,217	$5,222	$5,103	$5,123	$5,217
Total interest expense	(648)	(688)	(726)	(726)	(744)
NET INTEREST INCOME (NII)	4,569	4,534	4,377	4,397	4,473
Provision for loan losses	(160)	(1,150)	(188)	(150)	(150)
NII after loss provision	4,409	3,384	4,189	4,247	4,323
Investment security gains including impairment losses	8	397	58	141	319
Mortgage banking gains	185	156	86	117	81
Other income	862	742	690	689	651
Total non-interest expense	(3,994)	(4,115)	(3,852)	(3,909)	(3,623)
Income before tax expense	1,470	564	1,171	1,285	1,751
Federal income tax expense	321	21	216	246	419
Net income	$1,149	$543	$955	$1,039	$1,332

PER COMMON SHARE DATA (1)
Earnings per share	$0.25	$0.12	$0.21	$0.23	$0.29
Book value	12.62	12.33	12.20	12.01	11.55

BALANCE SHEET DATA
Assets	$555,996	$568,932	$549,297	$534,417	$525,926
Investments	170,512	170,108	172,805	178,592	169,975
Total loans	343,911	360,185	330,187	316,567	312,223
Allowance for loan losses	5,365	5,202	4,078	4,134	4,051
Total deposits	439,471	456,761	430,255	425,065	417,369
Borrowings	52,753	49,914	57,223	48,435	43,582
Shareholders' equity	57,155	55,852	55,245	54,403	52,309

AVERAGE BALANCES
Assets	$561,412	$552,680	$540,281	$536,276	$540,817
Investments	171,491	172,008	177,289	179,545	171,123
Loans	348,180	335,885	320,798	314,826	331,489
Deposits	447,179	437,924	425,948	424,119	425,772
Borrowings	51,080	50,816	52,459	50,160	54,769
Shareholders' equity	56,375	55,756	54,553	53,231	50,990

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$3	$(26)	$(244)	$(67)	$137
Net (charge-offs) recoveries as a percentage of average total loans	0.00%	(0.03)%	(0.30)%	(0.09)%	0.17%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.73%	2.22%	1.20%	1.16%	1.06%
Nonperforming loans	$9,301	$9,237	$7,449	$7,578	$5,903
Nonperforming securities	759	779	785	251	303
Other real estate owned	—	40	—	57	—
Total nonperforming assets	$10,060	$10,056	$8,234	$7,886	$6,206
Nonperforming assets as a percentage of:
Total assets	1.81%	1.77%	1.50%	1.48%	1.18%
Equity plus allowance for loan losses	16.09	16.47	13.88	13.48	11.01
Tier I capital	16.75	17.13	14.07	13.66	10.95

FINANCIAL RATIOS
Return on average equity	8.15%	3.90%	7.00%	7.81%	10.45%
Return on average assets	0.82	0.39	0.71	0.77	0.99
Efficiency ratio	68.29	72.72	70.89	70.14	65.31
Effective tax rate	21.84	3.72	18.45	19.14	23.93
Net interest margin	3.66	3.68	3.64	3.68	3.70

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $520.5 million at March 31, 2015, a decrease of 2.7% from the December 31, 2014 balance of $534.9 million. The decrease from December 31, 2014 was mainly due to a decrease in loans of $16.3 million. Total assets of $556.0 million at March 31, 2015 reflect a decrease of 2.3% from the December 31, 2014 asset total of $568.9 million.

At March 31, 2015, the investment securities available-for-sale portfolio was $162.6 million compared to $162.2 million at December 31, 2014, an increase of $336,000, or 0.2%. Investment securities represented 31.2% of earning assets at March 31, 2015, compared to 30.3% at December 31, 2014. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment securities available-for-sale portfolio represented 37.0% of each deposit dollar at March 31, 2015, up from 35.5% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized gains of $808,000 at March 31, 2015, an increase of $449,000 compared to net unrealized gains of $359,000 at December 31, 2014.

The Company had an investment in trading securities of $7.9 million at both March 31, 2015 and December 31, 2014. This modest allocation of the securities portfolio into obligations of state and political subdivisions and cash equivalent instruments is intended to diversify the earnings of the portfolio with non-interest income.

Loans held for sale increased to $1.4 million at March 31, 2015 compared to $632,000 at December 31, 2014. The variance is reflective of mortgage banking volume.

Total loans at March 31, 2015 were $343.9 million compared to $360.2 million at December 31, 2014, a 4.5% decrease. The decrease in loan balances from year-end was due in part to 60-day term commercial loans for a total of $22.6 million that closed in December 2014 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2015. Excluding these loans at December 31, 2014, total loans increased $6.3 million, or 1.9%. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 66.1% as of March 31, 2015 and 67.3% as of December 31, 2014. The total loan-to-deposit ratio was 78.3% at March 31, 2015 and 78.9% at December 31, 2014.

At March 31, 2015, the allowance for loan losses of $5.4 million represented approximately 1.56% of outstanding loans. The allowance for loan losses at December 31, 2014 of $5.2 million represented approximately 1.44% of outstanding loans, or 1.54% excluding the 60-day term loans to which none of the allowance was allocated.

During the first three months, loan charge-offs were $35,000 in 2015 compared to $147,000 for the same period in 2014, while the recovery of previously charged-off loans amounted to $38,000 in 2015 and $284,000 in 2014. The net recoveries represent less than 0.5% of average loans for both 2015 and 2014. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-off associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $5.7 million at March 31, 2015, or 1.65%, of loans, versus $5.6 million, or 1.54%, of loans at December 31, 2014.

Bank-owned life insurance had a cash surrender value of $17.1 million at March 31, 2015 and $17.0 million at December 31, 2014.

Other assets increased to $8.7 million at March 31, 2015 from $8.0 million at December 31, 2014. Included in other assets is deferred taxes of $3.2 million and $3.4 million as of March 31, 2015 and December 31, 2014, respectively. At both March 31, 2015 and December 31, 2014, a $1.7 million investment in a partnership fund is included in other assets with an offsetting $567,000 at March 31, 2015 and $810,000 at December 31, 2014 in other liabilities, which is the commitment to fund this affordable housing investment. In 2015, an investment of $350,000 into a pooled fund of small business administration loans was included in other assets.

Noninterest-bearing deposits measured $89.8 million at March 31, 2015 compared to $94.7 million at December 31, 2014. Interest-bearing deposits decreased $12.3 million to $349.7 million at March 31, 2015 from $362.0 million at December 31, 2014. The decrease in interest-bearing deposits from year end is due mainly to segregated money market deposit accounts with the Bank which fully collateralized $22.6 million in 60-day term commercial loans that closed in December 2014. The loans matured and the deposits withdrew in the first quarter of 2015. Absent the collateral deposits, interest-bearing deposits increased $10.3 million, or 3.0%, over the three months.

Federal Home Loan Bank advances and short-term borrowings increased to $47.6 million at March 31, 2015 from $44.8 million at December 31, 2014. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Other liabilities measured $6.6 million at March 31, 2015 and $6.4 million at December 31, 2014.

The Company improved its capital levels in the first three months of 2015. The Company’s total shareholders’ equity measured $57.2 million at March 31, 2015 and $55.9 million on December 31, 2014. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.06 per share were paid to shareholders of record to date in 2015. Cash dividends of $0.18 per share were paid to shareholders of record in 2014, with $0.03 in the first quarter of 2014. At April 21, 2015, the Company announced an additional cash dividend of $0.06 per share.

Capital Resources

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is only adequately capitalized, regulatory approval is required to, among other things, accept, renew or roll-over brokered deposits. If a bank is undercapitalized, capital distributions and growth and expansion are limited, and plans for capital restoration are required.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

At March 31, 2015 and December 31, 2014, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be capitalized under prompt corrective action regulations
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Consolidated	$60,072	14.39%	18,792	4.5%	N/A	N/A
Bank	51,643	12.45%	18,664	4.5%	26,959	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	60,072	14.39%	25,056	6.0%	N/A	N/A
Bank	51,643	12.45%	24,885	6.0%	33,180	8.0%
Total capital (to risk-weighted assets)
Consolidated	65,257	15.63%	33,408	8.0%	N/A	N/A
Bank	62,828	15.15%	33,180	8.0%	41,475	10.0%
Tier 1 capital (to average assets)
Consolidated	60,072	10.74%	22,383	4.0%	N/A	N/A
Bank	51,643	9.28%	22,258	4.0%	27,822	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be capitalized under prompt corrective action regulations
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital (to risk-weighted assets)
Consolidated	$58,705	14.58%	16,106	4.0%	N/A	N/A
Bank	50,192	12.56%	15,986	4.0%	23,978	6.0%
Total capital (to risk-weighted assets)
Consolidated	63,704	15.82%	32,212	8.0%	N/A	N/A
Bank	61,191	15.31%	31,971	8.0%	39,964	10.0%
Tier 1 capital (to average assets)
Consolidated	58,705	10.66%	22,024	4.0%	N/A	N/A
Bank	50,192	9.17%	21,896	4.0%	27,369	5.0%

Approximately $5.0 million of trust preferred securities outstanding at March 31, 2015 and December 31, 2014, respectively, qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at March 31, 2015 and December 31, 2014.

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

Core earnings, which exclude certain non-recurring items, decreased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Core earnings for the first three months of 2015 were $1.1 million, or $0.25 per share, compared to $1.2 million, or $0.27 per share for the first three months of 2014.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2015	2014
GAAP earnings	$1,149	$1,332
Investment gains not in the ordinary course of business (net of tax)*	—	(127)
Core earnings	$1,149	$1,205
Core earnings per share	$0.25	$0.27

 *  Sale of securities due to Volcker Rule

Analysis of  Net Interest Income – Three months ended March 31, 2015 and 2014

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.8 million for March 31, 2015 and $4.7 million for March 31, 2014. The resulting net interest margin was 3.66% for March 31, 2015 and 3.70% for March 31, 2014.

The increase in interest income, on a fully taxable equivalent basis, of $10,000 is the product of a 13 basis point decrease in interest rates earned offset somewhat by a 3.5% year-over-year increase in average earning assets. The decrease in interest expense of $96,000 was a product of an 11 basis point decrease in rates paid and a 3.0% increase in average interest-bearing liabilities. The net result was a 2.3% increase in net interest income on a fully taxable equivalent basis, and a 4 basis point decrease in the Company’s net interest margin on a slightly smaller asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $21,000, or 1.6%. The average invested balances in these securities increased by $368,000, or 0.2%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 5 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans decreased by $11,000, or 0.3%, for March 31, 2015 compared to the same period in 2014. A $16.9 million increase in the average balance of the loan portfolio, or 5.1%, was accompanied by a 26 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

There was no change in other interest income from the same period a year ago. The average balance of interest-earning deposits increased by $357,000, or 6.3%. The yield remained the same from 2014 to 2015. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $10.6 million, or 11.2%, for the three months ended March 31, 2015 compared to the same period of 2014, while average savings balances decreased by $496,000, or 0.4%. Interest paid on interest-bearing demand deposits and money market accounts was $58,000, a $16,000 increase from last year. The average rate paid on these products increased by 4 basis points. Interest paid on savings accounts was $16,000, which is unchanged from 2014. The average rate paid on savings accounts remained the same. The average balance of time deposit products increased by $5.5 million, or 4.2%, as the average rate paid decreased by 15 basis points, from 1.17% to 1.02%. Interest expense decreased on time deposits by $32,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $3.7 million while the average rate paid on borrowings decreased by 46 basis points. Management has refinanced $4.0 million of long-term borrowings at their respective 2015 maturity dates at substantially lower rates and continues to utilize short-term borrowings to bridge liquidity gaps. There are no additional upcoming maturing long-term advances.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $2.0 million (current face) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2015 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2015. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 9.9% to 14.9% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.42 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.32 to $0.44.

The Company considered all information available as of March 31, 2015 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first three months of 2015 or 2014. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2015 or later.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended March 31, 2015 and 2014

During the first three months of both 2015 and 2014, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2015 and 2014, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. For the three months ended March 31, 2015, the provision for loan losses was $160,000. For the same period in 2014, the provision was $150,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains, increased by $315,000, or 43.0%, for March 31, 2015 compared to March 31, 2014. After gains on investment securities, non-interest income increased by $4,000, or 0.4%, in the first three months of 2015 compared to the first three months of 2014.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $193,000 in the first three months of 2015 from year ago levels. The Company sold ten trust preferred securities (including all of the nine iTruPS) accounting for the entire gain in 2014. Trading security gains of $8,000 were recorded in 2015, a decrease of $118,000 from $126,000 recorded in 2014, reflective of trending of interest rates in the respective quarters.

Mortgage banking gains increased to $185,000 at March 31, 2015 from $81,000 at March 31, 2014. Wealth management income of $190,000 was recorded in 2015, compared to $81,000 in 2014, an increase of $109,000. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third party marketing and sales support provider. As assets under management grow, fee income paid by the third party provider of non-deposit investment products will continue to enhance non-interest income revenue. Other sources of non-interest income increased by $102,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items. In 2015, the Bank entered into swap agreements for its commercial loan customers and recorded $94,000 in income.

Total non-interest expenses in the first three months were $4.0 million in 2015 compared to $3.6 million in 2014, an increase of $371,000, or 10.2%. During the first three months of 2015, expenditures for salaries and employee benefits increased by $254,000, or 11.6%, from the similar period a year ago. The increase is due partially to normal salary increases and costs of employee benefits. Also, the variable compensation relative to the wealth management and mortgage banking areas increased commensurate to the increased revenues. Full time equivalent employment averaged 149 during the first three months of 2015 and 151 during the first three months of 2014.

All other expense categories increased by 8.2%, or $117,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. This also contributed to a slight decrease in the efficiency ratio from 65.3% for the first three months of 2014 to 68.3% for the first three months of 2015.

The effective tax rate for the first three months was 21.8% in 2015 and 23.9% in 2014, resulting in income tax expense of $321,000 in 2015 and $419,000 in 2014. These effective rates are normalized tax rates based on the current rate of profitability and tax free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	March 31,
	2015		2014
	Balance	%	Balance	%
Provision at statutory rate	$500	34.0	$595	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(29)	(2.0)	(25)	(1.4)
Non-taxable interest income	(152)	(10.4)	(147)	(8.4)
Low income housing tax credits	(23)	(1.5)	(13)	(0.8)
Non-deductible expenses	25	1.7	9	0.5
Federal income tax expense	$321	21.8	$419	23.9

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

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At March 31, 2015, the Bank had $12.0 million of deposits in the CDARS® program, and had $1.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At March 31, 2015, the Bank had approximately $8.0 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $5.2 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $26.5 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At March 31, 2015, there was a $6.0 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of March 31, 2015. Unpledged securities of $42.9 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at March 31, 2015 is $7.0 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $103,000 at March 31, 2015 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents decreased from $16.4 million at March 31, 2014 and increased from $10.6 million at December 31, 2014 to $12.0 million at March 31, 2015, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the three months ended:

	(Amounts in thousands)
	March 31,
	2015	2014
Net income	$1,149	$1,332
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	592	575
Provision for loan losses	160	150
Investment securities available-for-sale gains, net	—	(193)
Other real estate gains, net	—	(19)
Originations of mortgage banking loans held for sale	(5,897)	(2,813)
Proceeds from the sale of mortgage banking loans	5,316	2,980
Mortgage banking gains, net	(185)	(81)
Increase in trading account	(68)	(203)
Earnings on bank-owned life insurance	(86)	(73)
Proceeds from IRS refund	—	1,065
Changes in:
Deferred taxes	(77)	414
Other assets and liabilities	(695)	(467)
Net cash flow from operating activities	$209	$2,667

Key variations stem from: 1) Gains were recognized on the sale of available-for-sale investments of $193,000 at March 31, 2014 due to the sale of the iTruPS with none recognized in 2015. 2) Loans held for sale decreased by $86,000 in 2014 compared to an increase of $766,000 in 2015 due to the volume in mortgage banking. 3) Change in the trading account showed a decrease of $135,000, due mainly to the decrease in gains of $118,000. 4) In 2014, a refund of $1.1 million from the IRS was received as a result of an operating loss deduction. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2015 and 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Form 10-K for the year ended December 31, 2014.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock—There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2015.

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K	3.2	03/24/15

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 4, 2014	8-K	10.17	03/10/14

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 4, 2014	8-K	10.19	03/10/14

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended June 25, 2014	10-K	10.31.1	03/24/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12

*10.31.2.1	Amendment of Severance Agreement of James Gasior, dated as of June 25, 2014	10-Q	10.31.2.1	08/12/14

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12

*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

10.32	[Reserved]

10.33	[Reserved]

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012	8-K	10.34	10/03/12

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	11/03/14

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May 13, 2015
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: May 13, 2015
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)