Form 10-Q
period 2015-06-30
CORTLAND BANCORP INC
filed 2015-08-11
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,517,849 Shares August 5, 2015

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,571	$6,588
Interest-earning deposits	1,773	3,981
Total cash and cash equivalents	9,344	10,569
Investment securities available-for-sale (Note 3)	159,501	162,247
Trading securities (Note 3)	7,955	7,861
Loans held for sale	2,774	632
Total loans (Note 4)	357,873	360,185
Less allowance for loan losses (Note 4)	(5,454)	(5,202)
Net loans	352,419	354,983
Premises and equipment	8,373	7,697
Bank-owned life insurance	17,162	16,990
Other assets	11,291	7,953
Total assets	$568,819	$568,932

LIABILITIES
Noninterest-bearing deposits	$94,115	$94,731
Interest-bearing deposits	353,258	362,030
Total deposits	447,373	456,761
Short-term borrowings	5,483	4,259
Federal Home Loan Bank advances - short term	21,000	15,500
Federal Home Loan Bank advances - long term	25,000	25,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	8,353	6,405
Total liabilities	512,364	513,080

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2015 and 2014; outstanding shares, 4,517,849 in 2015 and 4,527,848 in 2014	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	16,076	14,555
Accumulated other comprehensive (loss) income	(388)	376
Treasury stock, at cost, 210,418 shares in 2015 and 200,419 in 2014	(3,707)	(3,553)
Total shareholders’ equity	56,455	55,852
Total liabilities and shareholders’ equity	$568,819	$568,932

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$4,185	$3,961	$8,265	$8,049
Interest and dividends on investment securities:
Taxable interest	548	681	1,218	1,364
Nontaxable interest	434	441	868	854
Dividends	35	35	63	63
Other interest income	4	5	9	10
Total interest income	5,206	5,123	10,423	10,340
INTEREST EXPENSE
Deposits	400	414	815	845
Short-term borrowings	1	—	2	1
Federal Home Loan Bank advances - short term	8	36	18	139
Federal Home Loan Bank advances - long term	200	254	400	441
Subordinated debt	22	22	44	44
Total interest expense	631	726	1,279	1,470
Net interest income	4,575	4,397	9,144	8,870
PROVISION FOR LOAN LOSSES	130	150	290	300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,445	4,247	8,854	8,570
NON-INTEREST INCOME
Fees for customer services	486	484	969	943
Investment securities available-for-sale gains - net	—	—	—	193
Trading security (losses) gains, net	(38)	141	(30)	267
Mortgage banking gains, net	160	117	345	198
Earnings on bank-owned life insurance	86	88	172	161
Wealth management income	117	84	307	165
Other non-interest income	47	33	150	71
Total non-interest income	858	947	1,913	1,998
NON-INTEREST EXPENSES
Salaries and employee benefits	2,388	2,306	4,836	4,500
Net occupancy and equipment expense	505	466	992	947
State and local taxes	104	85	204	170
FDIC insurance expense	83	83	166	158
Professional fees	212	233	406	405
Other operating expenses	895	736	1,577	1,352
Total non-interest expenses	4,187	3,909	8,181	7,532
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,116	1,285	2,586	3,036
Federal income tax expense	200	246	521	665
NET INCOME	$916	$1,039	$2,065	$2,371
EARNINGS PER SHARE	$0.21	$0.23	$0.46	$0.52
CASH DIVIDENDS DECLARED PER SHARE	$0.06	$0.05	$0.12	$0.08

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Net income	$916	$1,039	$2,065	$2,371
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(1,767)	1,923	(1,088)	4,487
Tax effect	600	(654)	369	(1,526)
Reclassification adjustment for net gains realized in net income	—	—	—	(193)
Tax effect	—	—	—	66
Total securities available for sale	(1,167)	1,269	(719)	2,834
Change in post-retirement obligations	(23)	13	(45)	26
Total other comprehensive (loss) income	(1,190)	1,282	(764)	2,860
Total comprehensive (loss) income	$(274)	$2,321	$1,301	$5,231

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
SIX MONTHS ENDED June 30, 2014

Balance at December 31, 2013	$23,641	$20,833	$11,502	$(2,888)	$(3,553)	$49,535
Net income	—	—	2,371	—	—	2,371
Other comprehensive income, net of tax	—	—	—	2,860	—	2,860
Cash dividend declared ($0.08 per share)	—	—	(363)	—	—	(363)
Balance at June 30, 2014	$23,641	$20,833	$13,510	$(28)	$(3,553)	$54,403

SIX MONTHS ENDED June 30, 2015

Balance at December 31, 2014	$23,641	$20,833	$14,555	$376	$(3,553)	$55,852
Net income	—	—	2,065	—	—	2,065
Other comprehensive loss, net of tax	—	—	—	(764)	—	(764)
Cash dividend declared ($0.12 per share)	—	—	(544)	—	—	(544)
Treasury shares purchased net of 1 share reissued (9,999 shares)	—	—	—	—	(154)	(154)
Balance at June 30, 2015	$23,641	$20,833	$16,076	$(388)	$(3,707)	$56,455

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014
Net cash flow from operating activities	$114	$4,370
Cash flow from investing activities
Purchases of available-for-sale securities	(8,835)	(26,810)
Proceeds from sale of securities	—	10,237
Proceeds from call, maturity and principal payments on securities	9,590	10,173
Net decrease in loans made to customers	2,274	30,279
Proceeds from sale of other real estate	40	52
Purchases of bank-owned life insurance	—	(1,605)
Purchases of premises and equipment	(1,046)	(283)
Net cash flow provided by investing activities	2,023	22,043
Cash deficit from financing activities
Net decrease in deposit accounts	(9,388)	(23,604)
Net change in short term borrowings	1,224	(124)
Net change in Federal Home Loan Bank advances - short term	5,500	(3,000)
Repayments of Federal Home Loan Bank advances - long term	(4,000)	—
Purchase of Federal Home Loan Bank advances - long term	4,000	—
Dividends paid	(544)	(363)
Treasury shares purchased	(154)	—
Net cash deficit used for financing activities	(3,362)	(27,091)
Net change in cash and cash equivalents	(1,225)	(678)
Cash and cash equivalents
Beginning of period	10,569	12,396
End of period	$9,344	$11,718
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$660	$—
Interest	$1,293	$1,490

Transfer of loans to other real estate owned	$—	$57

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2014, included in our Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This Update did not have a significant impact on the Company’s financial statements. (See Footnote 13)

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.  This Update did not have a significant impact on the Company’s financial statements.

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.  Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.  This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).  The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115.  This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements.  Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.  For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017.  This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$13,544	$104	$74	$13,574
Obligations of states and political subdivisions	49,667	1,168	438	50,397
U.S. Government-sponsored mortgage-backed securities	80,014	198	616	79,596
U.S. Government-sponsored collateralized mortgage obligations	12,121	6	80	12,047
Trust preferred securities	1,649	—	811	838
Total debt securities	156,995	1,476	2,019	156,452
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$160,044	$1,476	$2,019	$159,501

	(Amounts in thousands)
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$1	$—	$101
U.S. Government agencies and corporations	8,640	88	80	8,648
Obligations of states and political subdivisions	48,547	1,667	123	50,091
U.S. Government-sponsored mortgage-backed securities	85,675	353	441	85,587
U.S. Government-sponsored collateralized mortgage obligations	14,030	26	64	13,992
Trust preferred securities	1,662	—	883	779
Total debt securities	158,654	2,135	1,591	159,198
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$161,703	$2,135	$1,591	$162,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The regulatory stock is carried at cost and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB of Cincinnati and the FRB.

The Bank is required to maintain a minimum investment in stock of the FHLB and FRB. The stock is bought from and sold based upon its par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

At both June 30, 2015 and December 31, 2014, trading securities of $8.0 million and $7.9 million, respectively, are an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. Unrealized gains and losses on trading securities at June 30, 2015 were $42,000 and $1,000, respectively, compared to $39,000 and $4,000 respectively, at December 31, 2014. Total net unrealized gains of $41,000 and realized losses of $71,000 for the six months ended June 30, 2015 and unrealized gains of $44,100 and realized gains of $222,900 for the six months ended June 30, 2014 are included in the Consolidated Statement of Income. Total net unrealized losses of $4,000 and realized losses of $34,000 for the three months ended June 30, 2015 and unrealized gains of $53,000 and realized gains of $88,000 for the three months ended June 30, 2014 are included in the Consolidated Statement of Income.

The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$676	$679
Due after one year through five years	70	71
Due after five years through ten years	24,452	24,871
Due after ten years	39,662	39,188
Total	64,860	64,809
U.S. Government-sponsored mortgage-backed and related securities	92,135	91,643
Total debt securities	$156,995	$156,452

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Proceeds on securities sold	$—	$—	$—	$10,237
Gross realized gains	—	—	—	637
Gross realized losses	—	—	—	444

Investment securities with a carrying value of approximately $112.8 million at June 30, 2015 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available for sale securities with unrealized losses and an aging of those unrealized losses at June 30, 2015:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$7,880	$16	$1,931	$58	$9,811	$74
Obligations of states and political subdivisions	10,653	337	2,119	101	12,772	438
U.S. Government-sponsored mortgage-backed securities	36,942	236	18,656	380	55,598	616
U.S. Government-sponsored collateralized mortgage obligations	10,069	80	—	—	10,069	80
Trust preferred securities	—	—	838	811	838	811
Total	$65,544	$669	$23,544	$1,350	$89,088	$2,019

The above table comprises 61 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2014:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$335	$2	$1,910	$78	$2,245	$80
Obligations of states and political subdivisions	2,456	18	4,159	105	6,615	123
U.S. Government-sponsored mortgage-backed securities	14,460	33	31,550	408	46,010	441
U.S. Government-sponsored collateralized mortgage obligations	2,273	30	3,145	34	5,418	64
Trust preferred securities	—	—	779	883	779	883
Total	$19,524	$83	$41,543	$1,508	$61,067	$1,591

The above table comprises 37 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no impairment loss recognized in the three or six months ended June 30, 2015 and 2014.

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$140	$140	$140	$2,305
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Sale of debt securities	—	—	—	(2,165)
Ending balance	$140	$140	$140	$140

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

At June 30, 2015 and December 31, 2014, there were $838,000 and $779,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at June 30, 2015. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	June 30, 2015		December 31, 2014
	Balance	%	Balance	%
Commercial	$57,495	16.1	$72,330	20.1
Commercial real estate	233,531	65.3	223,536	62.1
Residential real estate	40,607	11.3	38,875	10.8
Consumer - home equity	21,827	6.1	21,328	5.9
Consumer - other	4,413	1.2	4,116	1.1
Total loans	$357,873		$360,185

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended
	(Amounts in thousands)
June 30, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,990	$2,983	$231	$64	$97	$5,365
Loan charge-offs	(2)	(50)	(3)	—	(23)	(78)
Recoveries	1	10	4	4	18	37
Net loan recoveries (charge-offs)	(1)	(40)	1	4	(5)	(41)
Provision charged to operations	126	10	(9)	(5)	8	130
Balance at end of period	$2,115	$2,953	$223	$63	$100	$5,454

	(Amounts in thousands)
June 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$684	$2,897	$293	$90	$87	$4,051
Loan charge-offs	—	—	(19)	(39)	(34)	(92)
Recoveries	—	—	1	3	21	25
Net loan recoveries (charge-offs)	—	—	(18)	(36)	(13)	(67)
Provision charged to operations	65	(6)	20	46	25	150
Balance at end of period	$749	$2,891	$295	$100	$99	$4,134

Six Months Ended	(Amounts in thousands)
June 30, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$2,064	$2,754	$229	$60	$95	$5,202
Loan charge-offs	(2)	(50)	(5)	—	(56)	(113)
Recoveries	2	10	15	9	39	75
Net loan recoveries (charge-offs)	—	(40)	10	9	(17)	(38)
Provision charged to operations	51	239	(16)	(6)	22	290
Balance at end of period	$2,115	$2,953	$223	$63	$100	$5,454

	(Amounts in thousands)
June 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$593	$2,638	$356	$88	$89	$3,764
Loan charge-offs	(112)	—	(19)	(39)	(69)	(239)
Recoveries	262	—	2	8	37	309
Net loan recoveries (charge-offs)	150	—	(17)	(31)	(32)	70
Provision charged to operations	6	253	(44)	43	42	300
Balance at end of period	$749	$2,891	$295	$100	$99	$4,134

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a full breakdown by portfolio segment of the allowance for loan losses and the recorded investment in loans at June 30, 2015 and December 31, 2014:

	(Amounts in thousands)
June 30, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,308	$203	$—	$—	$—	$1,511
Collectively evaluated for impairment	807	2,750	223	63	100	3,943
Total ending allowance balance	$2,115	$2,953	$223	$63	$100	$5,454
Loan Portfolio:
Individually evaluated for impairment	$1,850	$5,396	$—	$—	$—	$7,246
Collectively evaluated for impairment	55,645	228,135	40,607	21,827	4,413	350,627
Total ending loans balance	$57,495	$233,531	$40,607	$21,827	$4,413	$357,873

	(Amounts in thousands)
December 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,316	$148	$—	$—	$—	$1,464
Collectively evaluated for impairment	748	2,606	229	60	95	3,738
Total ending allowance balance	$2,064	$2,754	$229	$60	$95	$5,202
Loan Portfolio:
Individually evaluated for impairment	$2,023	$5,729	$—	$—	$—	$7,752
Collectively evaluated for impairment	70,307	217,807	38,875	21,328	4,116	352,433
Total ending loans balance	$72,330	$223,536	$38,875	$21,328	$4,116	$360,185

The decrease in commercial loan balances from year-end was due in part to 60-day term commercial loans for a total of $22.6 million that closed in December 2014 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2015. The increase in the allowance for commercial real estate categories is due to increases in special mention loans as shown in the following tables and a change in the qualitative factor relating to trends in volume and terms. Along with the impact of classified loans, the amount of net charge-offs also impacts the provision charged to operations for the quarter and year-to-date for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off.

The following tables represent credit exposures by internally assigned grades for June 30, 2015 and December 31, 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of June 30, 2015 and December 31, 2014:

	(Amounts in thousands)
	Commercial	Commercial real estate
June 30, 2015
Pass	$48,983	$216,892
Special Mention	6,650	10,969
Substandard	1,862	5,670
Doubtful	—	—
Ending Balance	$57,495	$233,531

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2014
Pass	$65,339	$205,890
Special Mention	4,963	10,209
Substandard	2,028	7,437
Doubtful	—	—
Ending Balance	$72,330	$223,536

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

The following table is a summary of consumer credit exposure as of June 30, 2015 and December 31, 2014:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
June 30, 2015
Performing	$39,442	$21,594	$4,412
Nonperforming	1,165	233	1
Total	$40,607	$21,827	$4,413

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2014
Performing	$37,544	$21,179	$4,110
Nonperforming	1,331	149	6
Total	$38,875	$21,328	$4,116

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of classes of loans on non-accrual status as of June 30, 2015 and December 31, 2014:

	(Amounts in thousands)
	June 30, 2015	December 31, 2014
Commercial	$1,670	$1,824
Commercial real estate	2,211	2,247
Residential real estate	1,165	1,331
Consumer:
Consumer - home equity	233	149
Consumer - other	1	6
Total	$5,280	$5,557

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

There were no loans modified as TDRs for the three and six months ended June 30, 2015 or June 30, 2014. None of the loans that were approved as TDR’s in 2013 or 2014 have subsequently defaulted in the three or six month periods ended June 30, 2014 and 2015.

The following table is an aging analysis of the recorded investment of past due loans as of June 30, 2015 and December 31, 2014:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2015
Commercial	$42	$—	$1,670	$1,712	$55,783	$57,495	$—
Commercial real estate	487	116	1,679	2,282	231,249	233,531	—
Residential real estate	114	105	1,053	1,272	39,335	40,607	—
Consumer:
Consumer - home equity	77	19	233	329	21,498	21,827	—
Consumer - other	23	—	1	24	4,389	4,413	—
Total	$743	$240	$4,636	$5,619	$352,254	$357,873	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2014
Commercial	$54	$282	$1,542	$1,878	$70,452	$72,330	$—
Commercial real estate	574	1,774	2,115	4,463	219,073	223,536	—
Residential real estate	122	173	1,144	1,439	37,436	38,875	—
Consumer:
Consumer - home equity	61	—	149	210	21,118	21,328	—
Consumer - other	15	—	6	21	4,095	4,116	—
Total	$826	$2,229	$4,956	$8,011	$352,174	$360,185	$—

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

●	All borrowers whose loans are classified doubtful by examiners and internal loan review
●	All loans on non-accrual status
●	Any loan in foreclosure
●	Any loan with a specific allowance
●	Any loan determined to be collateral dependent for repayment
●	Loans classified as troubled debt restructuring

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2015 and December 31, 2014. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and six months ended June 30, 2015 and 2014.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2015
With no related allowance recorded:
Commercial	$427	$427	$—
Commercial real estate	4,512	4,714	—
With an allowance recorded:
Commercial	1,423	1,423	1,308
Commercial real estate	884	884	203
Total:
Commercial	$1,850	$1,850	$1,308
Commercial real estate	$5,396	$5,598	$203

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial	$457	$457	$—
Commercial real estate	4,498	5,242	—
With an allowance recorded:
Commercial	1,566	1,566	1,316
Commercial real estate	1,231	1,231	148
Total:
Commercial	$2,023	$2,023	$1,316
Commercial real estate	$5,729	$6,473	$148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2015
With no related allowance recorded:
Commercial	$341	$2	$348	$6
Commercial real estate	4,140	37	4,344	84
With an allowance recorded:
Commercial	1,515	—	1,539	—
Commercial real estate	1,272	29	1,246	44
Total:
Commercial	$1,856	$2	$1,887	$6
Commercial real estate	$5,412	$66	$5,590	$128

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2014
With no related allowance recorded:
Commercial	$215	$4	$219	$10
Commercial real estate	4,030	43	3,849	88
With an allowance recorded:
Commercial	73	—	84	—
Commercial real estate	1,561	28	1,569	36
Total:
Commercial	$288	$4	$303	$—
Commercial real estate	$5,591	$71	$5,418	$124

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (amounts in thousands)	$916	$1,039	$2,065	$2,371
Weighted average common shares outstanding	4,525,322	4,527,848	4,526,578	4,527,848
Earnings per share	$0.21	$0.23	$0.46	$0.52

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2015 and December 31, 2014 were 1.74% and 1.69%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	June 30, 2015	December 31, 2014
Commitments to extend credit:
Fixed rate	$13,950	$13,825
Variable rate	47,104	49,897
Standby letters of credit	2,277	608

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	June 30, 2015	December 31, 2014
Overdraft protection available on depositors' accounts	$9,632	$9,632
Balance of overdrafts included in loans	100	108
Average daily balance of overdrafts	97	117
Average daily balance of overdrafts as a percentage of available	1.01%	1.21%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through their earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2015, the Company had $150,000 in cash pledged for collateral on its interest rate swap with the third party financial institution.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
					Fair Value
					June 30,
	Notional Amount	Maturity	Interest Rate Paid	Interest Rate Received	2015	2014
Customer interest rate swap	$6,052	2025	1 Mo. Libor + Margin	Fixed	$17	$—
Third party interest rate swap	6,052	2025	Fixed	1 Mo. Libor + Margin	(17)	—

The following table presents the fair values of derivative instruments in the balance sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2015
Interest rate derivatives	Other assets	$17	Other liabilities	$17

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at June 30, 2015 Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$13,574	$—	$13,574	$—
Obligations of states and political subdivisions	50,397	—	50,397	—
U.S. Government-sponsored mortgage-backed securities	79,596	—	79,596	—
U.S. Government-sponsored collateralized mortgage obligations	12,047	—	12,047	—
Trust preferred securities	838	—	—	838
Regulatory stock	3,049	3,049	—	—
Trading securities	7,955	—	7,955	—
Loans held for sale	2,774	2,774	—	—
Interest rate derivatives	17	—	17	—

LIABILITIES
Interest rate derivatives	$17	$—	$17	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2014 Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$101	$—	$101	$—
U.S. Government agencies and corporations	8,648	—	8,648	—
Obligations of states and political subdivisions	50,091	—	50,091	—
U.S. Government-sponsored mortgage-backed securities	85,587	—	85,587	—
U.S. Government-sponsored collateralized mortgage obligations	13,992	—	13,992	—
Trust preferred securities	779	—	—	779
Regulatory stock	3,049	3,049	—	—
Trading securities	7,861	—	7,861	—
Loans held for sale	632	632	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2015 and 2014. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$759	$743	$779	$10,136
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—	—	—
Other comprehensive income	87	(6)	72	730
Discount accretion (premium amortization)	—	—	—	7
Sales	—	—	—	(10,044)
Purchases, issuance, and settlements	(8)	(57)	(13)	(149)
Ending balance	$838	$680	$838	$680
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	June 30, 2015	December 31, 2014
Total number of trust preferred securities	2	2
Par value	$1,789	$1,802

Number not considered OTTI	1	1
Par value	$789	$802

Number considered OTTI	1	1
Par value	$1,000	$1,000

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	811	883
Total life-to-date impairment	$951	$1,023

The following table details the one debt security with other-than-temporary impairment, its credit rating at June 30, 2015 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2015	Additions in QTD March 31, 2015	Additions in QTD June 30, 2015	Amount of OTTI related to credit loss at June 30, 2015
Trapeza IX B-1	Ca/CC	$140	$—	$—	$140
Total		$140	$—	$—	$140

The following table details the one debt security with other-than-temporary impairment, its credit ratings at June 30, 2014 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2014	Additions in QTD March 31, 2014	Additions in QTD June 30, 2014	Amount of OTTI related to credit loss at June 30, 2014
Trapeza IX B-1	Ca/CC	$140	$—	$—	$140
Total		$140	$—	$—	$140

The following table provides additional information related to the Company’s trust preferred securities as of June 30, 2015 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$789	$351	$(438)	B2/C	92	23.4%	—%
Trapeza IX	B-1	860	487	(373)	Ca/CC	32	18.3	—
Total		$1,649	$838	$(811)

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

The market for these securities at June 30, 2015 and December 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2015;
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

The effective discount rates on an overall basis generally range from 10.21% to 13.99% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell.

	(Amounts in thousands)
	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,735	$5,735

	(Amounts in thousands)
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,288	$6,288

Other real estate owned	—	—	40	40

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

Loans held for sale – Loans held for sale consist of residential mortgage loans originated for sale. Loans held for sale are recorded at fair value based on what the secondary markets have offered on best efforts commitments.

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at June 30, 2015 and December 31, 2014 is not material.

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	June 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$9,344	$9,344	$—	$—	$9,344
Investment securities available-for-sale	159,501	3,049	155,614	838	159,501
Trading securities	7,955	—	7,955	—	7,955
Loans held for sale	2,774	2,774	—	—	2,774
Loans, net of allowance for loan losses	352,419	—	—	355,723	355,723
Bank-owned life insurance	17,162	17,162	—	—	17,162
Accrued interest receivable	1,757	1,757	—	—	1,757
Interest rate derivatives	17	—	17	—	17

LIABILITIES:
Demand, savings and money market deposits	$315,693	$315,693	$—	$—	$315,693
Time deposits	131,680	—	—	134,288	134,288
Short term borrowings	5,483	5,483	—	—	5,483
Federal Home Loan Bank advances - short term	21,000	14,500	—	6,498	20,998
Federal Home Loan Bank advances - long term	25,000	—	—	25,977	25,977
Subordinated debt	5,155	—	—	4,527	4,527
Accrued interest payable	234	234	—	—	234
Interest rate derivatives	17	—	17	—	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$10,569	$10,569	$—	$—	$10,569
Investment securities available-for-sale	162,247	3,049	158,419	779	162,247
Trading securities	7,861	—	7,861	—	7,861
Loans held for sale	632	632	—	—	632
Loans, net of allowance for loan losses	354,983	—	—	359,518	359,518
Bank-owned life insurance	16,990	16,990	—	—	16,990
Accrued interest receivable	1,723	1,723	—	—	1,723

LIABILITIES:
Demand, savings and money market deposits	$326,554	$326,554	$—	$—	$326,554
Time deposits	130,207	—	—	133,171	133,171
Short term borrowings	4,259	4,259	—	—	4,259
Federal Home Loan Bank advances - short term	15,500	6,000	—	9,490	15,490
Federal Home Loan Bank advances - long term	25,000	—	—	26,194	26,194
Subordinated debt	5,155	—	—	4,573	4,573
Accrued interest payable	248	248	—	—	248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2015:

(Amounts in thousands)
	Fair value at June 30, 2015	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$838	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~10.21% to ~13.99%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	5,735	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (53)% Weighted average (28)%

			Liquidation Expenses (2)	Range (0)% to (43)% Weighted average (6)%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six months ended June 30, 2015 and 2014:

	(Amounts in thousands)
	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2014	$359	$17
Other comprehensive income before reclassification	449	(23)
Amount reclassified from accumulated other comprehensive loss	—	—
Total other comprehensive income (loss)	449	(23)
Balance as of March 31, 2015	808	(6)
Other comprehensive income before reclassification	(1,167)	—
Amount reclassified from accumulated other comprehensive loss	—	(23)
Total other comprehensive income	(1,167)	(23)
Balance as of June 30, 2015	$(359)	$(29)

	(Amounts in thousands)
	Unrealized losses on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2013	$(2,860)	$(28)
Other comprehensive income before reclassification	1,692	13
Amount reclassified from accumulated other comprehensive loss	(127)	—
Total other comprehensive income	1,565	13
Balance as of March 31, 2014	(1,295)	(15)
Other comprehensive loss before reclassification	1,269	13
Amount reclassified from accumulated other comprehensive loss	—	—
Total other comprehensive income	1,269	13
Balance as of June 30, 2014	$(26)	$(2)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

(Amounts in thousands)
Three Months Ended
June 30,
	2015	2014
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$—	$—	Investment securities gains, net
	—	—	Federal income tax expense
	$—	$—	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Six Months Ended
	June 30,
	2015	2014
	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$—	$(193)	Investment securities gains, net
	—	66	Federal income tax expense
	$—	$(127)	Net of tax

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$653	$600	$585	$614
Expense recorded	45	(1)	91	(2)
Other comprehensive income recorded	23	(13)	45	(26)
Ending balance	$721	$586	$721	$586

12.) Stock Repurchase Program:

On March 24, 2015, the Company’s Board of Directors adopted a Stock Repurchase Program which permits the Company to repurchase up to 200,000 shares or approximately 4.4% of its 4,527,849 outstanding common shares in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on March 24, 2015, the commitment to repurchase the stock during the program is approximately $3.1 million. The repurchase program will terminate on December 31, 2015 or upon the purchase of 200,000 shares, if earlier or any other time without prior notice. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. As of June 30, 2015 the Company had repurchased 10,000 shares under the program to date. Based on the value of the Company’s stock on June 30, 2015, the commitment to repurchase the stock during the remainder of the program is approximately $2.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.) Short-Term Borrowings:

The following table provides additional detail regarding short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At June 30, 2015	At December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$8,267	$6,137
U.S. Government-sponsored collateralized mortgage obligations	1,230	1,361
Total collateral carrying value	$9,497	$7,498
Total short-term borrowings	$5,483	$4,259

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	JUNE 30, 2015			DECEMBER 31, 2014			JUNE 30, 2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$5,945	$9	0.32%	$6,686	$21	0.31%	$6,600	$10	0.32%
Investment securities available for sale and trading (1) (2) (3)	169,592	2,584	3.05%	175,000	5,381	3.07%	175,357	2,707	3.09%
Loans (1) (2) (3)	349,970	8,279	4.75%	326,561	16,154	4.95%	323,733	8,068	5.00%
Total interest-earning assets	525,507	$10,872	4.15%	508,247	$21,556	4.24%	505,690	$10,785	4.28%
Cash and due from banks	7,128			7,229			7,289
Bank premises and equipment	6,437			6,553			6,615
Other assets	22,266			20,513			18,940
Total noninterest-earning assets	35,831			34,295			32,844
Total assets	$561,338			$542,542			$538,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$105,862	$119	0.23%	$92,338	$178	0.19%	$91,755	$83	0.18%
Savings	114,467	33	0.06%	114,955	67	0.06%	115,569	33	0.06%
Time	134,129	663	1.01%	130,245	1,449	1.11%	129,472	729	1.14%
Total interest-bearing deposits	354,458	815	0.47%	337,538	1,694	0.50%	336,796	845	0.51%
Other borrowings	44,931	420	1.89%	46,886	1,102	2.35%	47,297	581	2.48%
Subordinated debt	5,155	44	1.71%	5,155	88	1.70%	5,155	44	1.69%
Total interest-bearing liabilities	404,544	$1,279	0.64%	389,579	$2,884	0.74%	389,248	$1,470	0.76%
Demand deposits	93,128			90,930			88,145
Other liabilities	7,257			8,385			9,024
Shareholders' equity	56,409			53,648			52,117
Total liabilities and shareholders' equity	$561,338			$542,542			$538,534
Net interest income		$9,593			$18,672			$9,315
Net interest rate spread (4)			3.51%			3.50%			3.52%
Net interest margin (5)			3.66%			3.67%			3.69%
Ratio of interest-earning assets to interest-bearing liabilities			1.30			1.30			1.30

(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $14,000 and $435,000, respectively, for June 30, 2015; $34,000 and $857,000, respectively, for December 31, 2014; and $19,000 and $426,000, respectively, for June 30, 2014.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	JUNE 30, 2015			MARCH 31, 2015			JUNE 30, 2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$5,861	$4	0.34%	$6,030	$5	0.30%	$7,516	$5	0.33%
Investment securities available for sale and trading (1) (2) (3)	167,713	1,234	2.94%	171,491	1,350	3.16%	179,546	1,377	3.06%
Loans (1) (2) (3)	350,909	4,192	4.79%	349,021	4,087	4.71%	315,426	3,970	5.01%
Total interest-earning assets	524,483	$5,430	4.14%	526,542	$5,442	4.16%	502,488	$5,352	4.26%
Cash and due from banks	7,317			6,937			7,480
Bank premises and equipment	6,441			6,433			6,585
Other assets	23,022			21,500			19,723
Total non-interest-earning assets	36,780			34,870			33,788
Total assets	$561,263			$561,412			$536,276

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$106,105	$61	0.23%	$105,617	$58	0.22%	$88,545	$41	0.19%
Savings	114,452	17	0.06%	114,480	16	0.06%	115,714	17	0.06%
Time	133,061	322	0.99%	135,209	341	1.02%	129,698	356	1.13%
Total interest-bearing deposits	353,618	400	0.45%	355,306	415	0.47%	333,957	414	0.50%
Other borrowings	43,949	209	1.91%	45,925	211	1.87%	45,005	290	2.60%
Subordinated debt	5,155	22	1.72%	5,155	22	1.70%	5,155	22	1.68%
Total interest-bearing liabilities	402,722	$631	0.63%	406,386	$648	0.65%	384,117	$726	0.76%
Demand deposits	94,369			91,873			90,162
Other liabilities	7,729			6,778			8,766
Shareholders' equity	56,443			56,375			53,231
Total liabilities and shareholders' equity	$561,263			$561,412			$536,276
Net interest income		$4,799			$4,794			$4,626
Net interest rate spread (4)			3.51%			3.51%			3.50%
Net interest margin (5)			3.66%			3.66%			3.68%
Ratio of interest-earning assets to interest-bearing liabilities			1.30			1.30			1.31

(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $7,000 and $217,000, respectively, for June 30, 2015; $7,000 and $218,000, respectively, for March 31, 2015; and $9,000 and $220,000, respectively, for June 30, 2014.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2015	2015	2014	2014	2014
SUMMARY OF OPERATIONS
Total interest income	$5,206	$5,217	$5,222	$5,103	$5,123
Total interest expense	(631)	(648)	(688)	(726)	(726)
NET INTEREST INCOME (NII)	4,575	4,569	4,534	4,377	4,397
Provision for loan losses	(130)	(160)	(1,150)	(188)	(150)
NII after loss provision	4,445	4,409	3,384	4,189	4,247
Investment securities (losses) gains	(38)	8	397	58	141
Mortgage banking gains	160	185	156	86	117
Other income	736	862	742	690	689
Total non-interest expense	(4,187)	(3,994)	(4,115)	(3,852)	(3,909)
Income before tax expense	1,116	1,470	564	1,171	1,285
Federal income tax expense	200	321	21	216	246
Net income	$916	$1,149	$543	$955	$1,039

PER COMMON SHARE DATA (1)
Earnings per share	$0.21	$0.25	$0.12	$0.21	$0.23
Book value	12.50	12.62	12.33	12.20	12.01

BALANCE SHEET DATA
Assets	$568,819	$555,996	$568,932	$549,297	$534,417
Investments	167,456	170,512	170,108	172,805	178,592
Loans	357,873	343,911	360,185	330,187	316,567
Allowance for loan losses	5,454	5,365	5,202	4,078	4,134
Deposits	447,373	439,471	456,761	430,255	425,065
Borrowings	56,638	52,753	49,914	57,223	48,435
Shareholders' equity	56,455	57,155	55,852	55,245	54,403

AVERAGE BALANCES
Assets	$561,263	$561,412	$552,680	$540,281	$536,276
Investments	167,713	171,491	172,008	177,289	179,545
Loans	348,506	348,180	335,885	320,798	314,826
Deposits	447,987	447,179	437,924	425,948	424,119
Borrowings	49,104	51,080	50,816	52,459	50,160
Shareholders' equity	56,443	56,375	55,756	54,553	53,231

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$(41)	$3	$(26)	$(244)	$(67)
Net (charge-offs) recoveries as a percentage of average total loans	(0.05)%	0.00%	(0.03)%	(0.30)%	(0.09)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.57%	1.73%	2.22%	1.20%	1.16%
Nonperforming loans	$8,861	$9,301	$9,237	$7,449	$7,578
Nonperforming securities	838	759	779	785	251
Other real estate owned	—	—	40	—	57
Total nonperforming assets	$9,699	$10,060	$10,056	$8,234	$7,886
Nonperforming assets as a percentage of:
Total assets	1.71%	1.81%	1.77%	1.50%	1.48%
Equity plus allowance for loan losses	15.67	16.09	16.47	13.88	13.48
Tier I capital	16.00	16.75	17.13	14.07	13.66

FINANCIAL RATIOS
Return on average equity	6.49%	8.15%	3.90%	7.00%	7.81%
Return on average assets	0.65	0.82	0.39	0.71	0.77
Efficiency ratio	74.01	68.29	72.72	70.89	70.14
Effective tax rate	17.92	21.84	3.72	18.45	19.14
Net interest margin	3.66	3.66	3.68	3.64	3.68

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $529.9 million at June 30, 2015, a decrease of 0.9% from the December 31, 2014 balance of $534.9 million. The decrease from December 31, 2014 was mainly due to a decrease in loans of $2.3 million and a decrease in investments of $2.7 million. Total assets of $568.8 million at June 30, 2015 is unchanged from the December 31, 2014 asset total of $568.9 million.

At June 30, 2015, the investment securities available-for-sale portfolio was $159.5 million compared to $162.2 million at December 31, 2014, a decrease of $2.7 million, or 1.7%. Investment securities represented 30.1% of earning assets at June 30, 2015, compared to 30.3% at December 31, 2014. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment securities available-for-sale portfolio represented 35.7% of each deposit dollar at June 30, 2015, up slightly from 35.5% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses of $358,000 at June 30, 2015, a decrease of $717,000 compared to net unrealized gains of $359,000 at December 31, 2014.

The Company had an investment in trading securities of $8.0 million at June 30, 2015 and $7.9 million at December 31, 2014. This modest allocation of the securities portfolio into obligations of state and political subdivisions and cash equivalent instruments is intended to diversify the earnings of the portfolio with non-interest income.

Loans held for sale increased to $2.8 million at June 30, 2015 compared to $632,000 at December 31, 2014. The variance is reflective of mortgage banking volume.

Total loans at June 30, 2015 were $357.9 million compared to $360.2 million at December 31, 2014, a 0.6% decrease. The decrease in loan balances from year-end was due in part to 60-day term commercial loans for a total of $22.6 million that closed in December 2014 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2015. Excluding these seasonal loans at December 31, 2014, total loans actually increased $20.3 million, or 6.0%. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 67.5% as of June 30, 2015 and 67.3% as of December 31, 2014. The total loan-to-deposit ratio was 80.0% at June 30, 2015 and 78.9% at December 31, 2014.

At June 30, 2015, the allowance for loan losses of $5.5 million represented approximately 1.5% of outstanding loans. The allowance for loan losses at December 31, 2014 of $5.2 million represented approximately 1.4% of outstanding loans, or 1.5% excluding the 60-day term loans to which none of the allowance was allocated.

During the first six months, loan charge-offs were $113,000 in 2015 compared to $239,000 for the same period in 2014, while the recovery of previously charged-off loans amounted to $75,000 in 2015 and $309,000 in 2014. The net charge-offs or net recoveries represent less than 0.1% of average loans for both 2015 and 2014. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $5.3 million at June 30, 2015, or 1.5%, of loans, comparable to $5.6 million, or 1.5%, of loans at December 31, 2014.

Bank-owned life insurance had a cash surrender value of $17.2 million at June 30, 2015 and $17.0 million at December 31, 2014.

Other assets increased to $11.3 million at June 30, 2015 from $8.0 million at December 31, 2014. At June 30, 2015 a $3.6 million investment in a partnership fund is included in other assets compared to $1.7 million at December 31, 2014.  This accounted for most of the increase with an offsetting $2.6 million at June 30, 2015 and $810,000 at December 31, 2014 in other liabilities, which is the commitment to fund this affordable housing investment. Also included in other assets is deferred taxes of $3.8 million and $3.4 million as of June 30, 2015 and December 31, 2014, respectively. In 2015, an investment of $350,000 into a pooled fund of small business administration loans was an addition to other assets.

Noninterest-bearing deposits measured $94.1 million at June 30, 2015 compared to $94.7 million at December 31, 2014. Interest-bearing deposits decreased $8.8 million to $353.3 million at June 30, 2015 from $362.0 million at December 31, 2014. The decrease in interest-bearing deposits from year end is due mainly to segregated money market deposit accounts with the Bank which fully collateralized $22.6 million in 60-day term commercial loans that closed in December 2014. The loans matured and the deposits withdrew in the first quarter of 2015. Absent the collateral deposits, interest-bearing deposits increased $13.8 million, or 4.1%, over the six months.

Federal Home Loan Bank advances and short-term borrowings increased to $51.5 million at June 30, 2015 from $44.8 million at December 31, 2014. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Other liabilities measured $8.4 million at June 30, 2015 and $6.4 million at December 31, 2014. The increase is due mainly to the commitment to fund the affordable housing investment described above.

The Company improved its capital levels in the first six months of 2015. The Company’s total shareholders’ equity measured $56.5 million at June 30, 2015 and $55.9 million on December 31, 2014. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.12 per share were paid to shareholders of record to date in 2015. Cash dividends of $0.18 per share were paid to shareholders of record in 2014, with $0.08 in the first half of 2014.

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

At June 30, 2015 and December 31, 2014, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be capitalized under prompt corrective action regulations
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Consolidated	$55,606	12.88%	$19,431	4.5%	N/A	N/A
Bank	51,378	11.98%	19,297	4.5%	$32,081	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	60,606	14.04%	25,907	6.0%	N/A	N/A
Bank	51,378	11.98%	25,730	6.0%	25,648	8.0%
Total capital (to risk-weighted assets)
Consolidated	65,979	15.28%	34,543	8.0%	N/A	N/A
Bank	62,751	14.63%	34,307	8.0%	28,444	10.0%
Tier 1 capital (to average assets)
Consolidated	60,606	10.83%	22,383	4.0%	N/A	N/A
Bank	51,378	9.23%	22,257	4.0%	29,121	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be capitalized under prompt corrective action regulations
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital (to risk-weighted assets)
Consolidated	$58,705	14.58%	$16,106	4.0%	N/A	N/A
Bank	50,192	12.56%	15,986	4.0%	$23,978	6.0%
Total capital (to risk-weighted assets)
Consolidated	63,704	15.82%	32,212	8.0%	N/A	N/A
Bank	61,191	15.31%	31,971	8.0%	39,964	10.0%
Tier 1 capital (to average assets)
Consolidated	58,705	10.66%	22,024	4.0%	N/A	N/A
Bank	50,192	9.17%	21,896	4.0%	27,369	5.0%

Approximately $5.0 million of trust preferred securities outstanding at June 30, 2015 and December 31, 2014, respectively, qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at June 30, 2015 and December 31, 2014.

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

Core earnings, which exclude certain non-recurring items, decreased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Core earnings for the first six months of 2015 were $2.1 million, or $0.46 per share, compared to $2.2 million, or $0.50 per share for the first six months of 2014. Core earnings for the second quarter of 2015 were $916,000, or $0.21 per share, compared to $1.0 million, or $0.23 per share, for the second quarter of 2014.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
GAAP earnings	$916	$1,039	$2,065	$2,371
Investment gains not in the ordinary course of business (net of tax)*	—	—	—	(127)
Core earnings	$916	$1,039	$2,065	$2,244
Core earnings per share	$0.21	$0.23	$0.46	$0.50

 *  Sale of securities due to Volcker Rule

Analysis of Net Interest Income – Six months ended June 30, 2015 and 2014

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $9.6 million for June 30, 2015 and $9.3 million for June 30, 2014. The resulting net interest margin was 3.66% for June 30, 2015 and 3.69% for June 30, 2014.

The increase in interest income, on a fully taxable equivalent basis, of $87,000 is the product of a 3.9% year-over-year increase in average earning assets offset somewhat by a 13 basis point decrease in interest rates earned. The decrease in interest expense of $191,000 was a product of a 12 basis point decrease in rates paid and a 3.9% increase in average interest-bearing liabilities. The net result was a 3.0% increase in net interest income on a fully taxable equivalent basis, and a 3 basis point decrease in the Company’s net interest margin on a slightly smaller asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $123,000, or 4.5%. The average invested balances in these securities decreased by $5.8 million, or 3.3%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 4 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $211,000, or 2.6%, for June 30, 2015 compared to the same period in 2014. A $26.2 million increase in the average balance of the loan portfolio, or 8.1%, was accompanied by a 25 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $1,000, or 10.0%, from the same period a year ago. The average balance of interest-earning deposits decreased by $655,000, or 9.9%. The yield remained the same from 2014 to 2015. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $14.1 million, or 15.4%, for the six months ended June 30, 2015 compared to the same period of 2014, while average savings balances decreased by $1,000, or 1.0%. Interest paid on interest-bearing demand deposits and money market accounts was $119,000, a $36,000 increase from last year. The average rate paid on these products increased by 5 basis points. Interest paid on savings accounts was $33,000, which is unchanged from 2014. The average rate paid on savings accounts remained the same. The average balance of time deposit products increased by $4.7 million, or 3.6%, as the average rate paid decreased by 13 basis points, from 1.14% to 1.01%. Interest expense decreased on time deposits by $66,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $2.4 million while the average rate paid on borrowings decreased by 53 basis points. Management has refinanced $4.0 million of long-term borrowings at their respective 2015 maturity dates at substantially lower rates and continues to utilize short-term borrowings to bridge liquidity gaps. There are no additional upcoming maturing long-term advances.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $2.0 million (original face) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2015 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2015. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 10.21% to 13.99% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.47 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.45 to $0.49.

The Company considered all information available as of June 30, 2015 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first six months of 2015 or 2014. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2015 or later.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Six Months Ended June 30, 2015 and 2014

During the first six months of both 2015 and 2014, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2015 and 2014, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. For the six months ended June 30, 2015, the provision for loan losses was $290,000. For the same period in 2014, the provision was $300,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, increased by $405,000, or 26.3%, for June 30, 2015 compared to June 30, 2014. After gains and losses on investment securities, non-interest income decreased by $85,000, or 4.3%, in the first six months of 2015 compared to the first six months of 2014.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $193,000 in the first six months of 2015 from year ago levels. The Company sold ten trust preferred securities (including all of the nine iTruPS) accounting for the entire gain in 2014. Trading security losses of $30,000 were recorded in 2015, a decrease of $297,000 from gains of $267,000 recorded in 2014, reflective of trending of interest rates in the respective quarters.

Mortgage banking gains increased to $345,000 at June 30, 2015 from $198,000 at June 30, 2014, an increase of $147,000. Wealth management income of $307,000 was recorded in 2015, compared to $165,000 in 2014, an increase of $142,000. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third party marketing and sales support provider. As assets under management grow, fee income paid by the third party provider of non-deposit investment products will continue to enhance non-interest income revenue. Other sources of non-interest income increased by $116,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items. In 2015, the Bank entered into swap agreements for its commercial loan customers and recorded $94,000 in fee income.

Total non-interest expenses in the first six months were $8.2 million in 2015 compared to $7.5 million in 2014, an increase of $649,000, or 8.6%. During the first six months of 2015, expenditures for salaries and employee benefits increased by $336,000, or 7.5%, from the similar period a year ago. The increase is due partially to normal salary increases and costs of employee benefits. Also, the variable compensation relative to the wealth management and mortgage banking areas increased commensurate to the increased revenues. Full time equivalent employment averaged 151 during the first six months of 2015 and 152 during the first six months of 2014.

All other expense categories increased by $313,000, or 10.3%, in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. Contributing to expenses in the six months ending June 30, 2015 were the opening of two loan production offices, together with continued investment into information technology relative to improved security monitoring, improved operational performance, and enhanced customer account analysis. This also contributed to a slight decrease in the efficiency ratio from 67.7% for the first six months of 2014 to 71.1% for the first six months of 2015.

The effective tax rate for the first six months was 20.1% in 2015 and 21.9% in 2014, resulting in income tax expense of $521,000 in 2015 and $665,000 in 2014. These effective rates are normalized tax rates based on the current rate of profitability and tax free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	June 30,
	2015		2014
	Balance	%	Balance	%
Provision at statutory rate	$879	34.0	$1,032	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(58)	(2.3)	(55)	(1.8)
Non-taxable interest income	(304)	(11.8)	(303)	(10.0)
Low income housing tax credits	(44)	(1.7)	(26)	(0.9)
Non-deductible expenses	48	1.9	17	0.6
Federal income tax expense	$521	20.1	$665	21.9

 Analysis of Net Interest Income – Three months ended June 30, 2015 and 2014

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.8 million for June 30, 2015 and $4.6 million for June 30, 2014. The resulting net interest margin was 3.66% for June 30, 2015 and 3.68% for June 30, 2014.

The increase in interest income, on a fully taxable equivalent basis, of $78,000 is the product of a 4.4% year-over-year increase in average earning assets offset somewhat by a 12 basis point decrease in interest rates earned. The decrease in interest expense of $95,000 was a product of a 13 basis point decrease in rates paid and a 4.8% increase in average interest-bearing liabilities. The net result was a 3.7% increase in net interest income on a fully taxable equivalent basis, and a 2 basis point decrease in the Company’s net interest margin on a slightly smaller asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $143,000, or 10.4%. The average invested balances in these securities decreased by $11.8 million, or 6.6%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 12 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $222,000, or 5.6%, for June 30, 2015 compared to the same period in 2014. A $35.5 million increase in the average balance of the loan portfolio, or 11.2%, was accompanied by a 22 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $1,000, or 20.0%, from the same period a year ago. The average balance of interest-earning deposits decreased by $1.7 million, or 22.0%. The yield increased by 1 basis point in the second quarter of 2015 compared to the same period in 2014. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $17.6 million, or 19.8%, for the three months ended June 30, 2015 compared to the same period of 2014, while average savings balances decreased by $1.3 million, or 1.1%. Interest paid on interest-bearing demand deposits and money market accounts was $61,000, a $20,000 increase from last year. The average rate paid on these products increased by 4 basis points. Interest paid on savings accounts was $17,000, which is unchanged from 2014. The average rate paid on savings accounts remained the same. The average balance of time deposit products increased by $3.4 million, or 2.6%, as the average rate paid decreased by 14 basis points, from 1.13% to 0.99%. Interest expense decreased on time deposits by $34,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $1.1 million while the average rate paid on borrowings decreased by 61 basis points. Management has refinanced $4.0 million of long-term borrowings at their respective 2015 maturity dates at substantially lower rates and continues to utilize short-term borrowings to bridge liquidity gaps. There are no additional upcoming maturing long-term advances.

Analysis of Provision for Loan Losses, Non-Interest Income and Non-Interest Expense – Second Quarter Ended June 30, 2015 and 2014

For the second quarter ended June 30, 2015, the provision for loan losses was $130,000, more than enough to cover the net charge-offs of $41,000. For the same period in 2014, the provision was also $150,000 along with net charge-offs of $67,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, increased by $90,000, or 11.2%, for June 30, 2015 compared to June 30, 2014. After gains and losses on investment securities, non-interest income decreased by $89,000, or 9.4%, in the second quarter of 2015 compared to the second quarter of 2014.

There were no gains on securities called or net gains on the sale of available-for-sale investment securities in the second quarter of 2015 or 2014. Trading security losses of $38,000 were recorded in the second quarter of 2015, a decrease of $179,000 from $141,000 gain recorded in the second quarter of 2014, reflective of trending of interest rates in the respective quarters.

Mortgage banking gains increased to $160,000 at June 30, 2015 from $117,000 at June 30, 2014, an increase of $43,000. Wealth management income of $117,000 was recorded in 2015, compared to $84,000 in 2014, an increase of $33,000. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third party marketing and sales support provider. As assets under management grow, fee income paid by the third party provider of non-deposit investment products will continue to enhance non-interest income revenue. Other sources of non-interest income increased by $14,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the second quarter were $4.2 million in 2015 compared to $3.9 million in 2014, an increase of $278,000, or 7.1%. During the second quarter of 2015, expenditures for salaries and employee benefits increased by $82,000, or 3.6%, from the similar period a year ago. The increase is due partially to normal salary increases and costs of employee benefits. Also, the variable compensation relative to the wealth management and mortgage banking areas increased commensurate to the increased revenues.

All other expense categories increased by 12.2%, or $196,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. Contributing to expenses in the three months ending June 30, 2015 were the opening of two loan production offices, together with continued investment into information technology relative to improved security monitoring, improved operational performance, and enhanced customer account analysis. This also contributed to a decrease in the efficiency ratio from 70.1% for the second quarter of 2014 to 74.0% for the second quarter of 2015.

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

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At June 30, 2015, the Bank had $9.0 million of deposits in the CDARS® program, and had $1.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At June 30, 2015, the Bank had approximately $4.1 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $4.0 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $26.5 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At June 30, 2015, there was $11.1 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of June 30, 2015. Unpledged securities of $42.8 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at June 30, 2015 is $7.0 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $953,000 at June 30, 2015 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents decreased from $12.7 million at June 30, 2014 and $10.6 million at December 31, 2014 to $9.3 million at June 30, 2015, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the six months ended:

	(Amounts in thousands)
	June 30,
	2015	2014
Net income	$2,065	$2,371
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,260	1,210
Provision for loan losses	290	300
Investment securities available-for-sale gains, net	—	(193)
Other real estate gains, net	—	(19)
Originations of mortgage banking loans held for sale	(17,715)	(6,581)
Proceeds from the sale of mortgage banking loans	15,918	7,379
Mortgage banking gains, net	(345)	(198)
Increase in trading account	(94)	(432)
Earnings on bank-owned life insurance	(172)	(161)
Proceeds from IRS refund	—	1,065
Changes in:
Deferred taxes	(105)	562
Other assets and liabilities	(988)	(933)
Net cash flow from operating activities	$114	$4,370

Key variations stem from: 1) Gains were recognized on the sale of available-for-sale investments of $193,000 at June 30,, 2014 due to the sale of the iTruPS with none recognized in 2015. 2) Loans held for sale decreased by $600,000 in 2014 compared to an increase of $2.1 million in 2015 due to the volume in mortgage banking. 3) Change in the trading account showed an increase of $94,000, compared to an increase of $432,000 in 2014, reflecting the lower amount of gains reinvested into the account. 4) In 2014, a refund of $1.1 million from the IRS was received as a result of an operating loss deduction. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2015 and 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock— The following table shows information relating to the repurchase of shares of the Company’s common stock during the three months ended June 30, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*

April	-	$-	-	200,000
May	-	-	-	200,000
June	10,000	15.35	10,000	190,000
Total	10,000	$15.35	10,000	190,000

*On March 24, 2015 the Company’s Board of Directors approved a Stock Repurchase Program. The program allowed the Company to purchase up to 200,000 shares. (See footnote 12)

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K	3.2	03/24/15

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 4, 2014	8-K	10.17	03/10/14

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 4, 2014	8-K	10.19	03/10/14

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended June 25, 2014	10-K	10.31.1	03/24/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12

*10.31.2.1	Amendment of Severance Agreement of James Gasior, dated as of June 25, 2014	10-Q	10.31.2.1	08/12/14

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12

*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

10.32	[Reserved]

10.33	[Reserved]

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012	8-K	10.34	10/03/12

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	11/03/14

*10.36	2015 Omnibus Equity Plan				✓

10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan				✓

10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan				✓

10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan				✓

Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.37	2015 Director Equity Plan				✓

10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan				✓

10.37.2	Form of incentive stock option award under the 2015 Director Equity Plan				✓

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: August 11, 2015
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: August 11, 2015
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)