Form 10-Q
period 2015-09-30
CORTLAND BANCORP INC
filed 2015-11-12
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,462,944 Shares November 5, 2015

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,172	$6,588
Interest-earning deposits	7,078	3,981
Total cash and cash equivalents	14,250	10,569
Investment securities available-for-sale (Note 3)	151,726	162,247
Trading securities (Note 3)	8,083	7,861
Loans held for sale	3,122	632
Total loans (Note 4)	359,834	360,185
Less allowance for loan losses (Note 4)	(5,176)	(5,202)
Net loans	354,658	354,983
Premises and equipment	9,190	7,697
Bank-owned life insurance	17,245	16,990
Other assets	11,976	7,953
Total assets	$570,250	$568,932

LIABILITIES
Noninterest-bearing deposits	$98,701	$94,731
Interest-bearing deposits	355,846	362,030
Total deposits	454,547	456,761
Short-term borrowings	1,719	4,259
Federal Home Loan Bank advances - short term	18,000	15,500
Federal Home Loan Bank advances - long term	25,000	25,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	8,594	6,405
Total liabilities	513,015	513,080

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2015 and 2014; outstanding shares, 4,462,944 in 2015 and 4,527,848 in 2014	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	17,032	14,555
Accumulated other comprehensive income	230	376
Treasury stock, at cost, 265,323 shares in 2015 and 200,419 in 2014	(4,501)	(3,553)
Total shareholders’ equity	57,235	55,852
Total liabilities and shareholders’ equity	$570,250	$568,932

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$4,282	$3,957	$12,547	$12,006
Interest and dividends on investment securities:
Taxable interest	547	673	1,765	2,037
Nontaxable interest	434	439	1,302	1,293
Dividends	28	29	91	92
Other interest income	4	5	13	15
Total interest income	5,295	5,103	15,718	15,443
INTEREST EXPENSE
Deposits	412	424	1,227	1,269
Short-term borrowings	1	1	3	2
Federal Home Loan Bank advances - short term	11	8	29	147
Federal Home Loan Bank advances - long term	202	271	602	712
Subordinated debt	23	22	67	66
Total interest expense	649	726	1,928	2,196
Net interest income	4,646	4,377	13,790	13,247
PROVISION FOR LOAN LOSSES	100	188	390	488
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,546	4,189	13,400	12,759
NON-INTEREST INCOME
Fees for customer services	530	527	1,499	1,470
Investment securities available-for-sale (losses) gains, net	(3)	4	(3)	197
Trading security gains, net	50	54	20	321
Mortgage banking gains, net	291	86	636	284
Earnings on bank-owned life insurance	83	87	255	248
Wealth management income	56	68	363	233
Other non-interest income	39	8	189	79
Total non-interest income	1,046	834	2,959	2,832
NON-INTEREST EXPENSES
Salaries and employee benefits	2,163	2,299	6,999	6,799
Net occupancy and equipment expense	509	461	1,501	1,408
State and local taxes	100	89	304	259
FDIC insurance expense	70	78	236	236
Professional fees	207	199	613	604
Other operating expenses	941	726	2,518	2,078
Total non-interest expenses	3,990	3,852	12,171	11,384
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,602	1,171	4,188	4,207
Federal income tax expense	375	216	896	881
NET INCOME	$1,227	$955	$3,292	$3,326
EARNINGS PER SHARE	$0.27	$0.21	$0.73	$0.73
CASH DIVIDENDS DECLARED PER SHARE	$0.06	$0.05	$0.18	$0.13

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Net income	$1,227	$955	$3,292	$3,326
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	967	154	(121)	4,641
Tax effect	(328)	(52)	41	(1,578)
Reclassification adjustment for net losses (gains) realized in net income	3	(4)	3	(197)
Tax effect	(1)	1	(1)	67
Total securities available for sale	641	99	(78)	2,933
Change in post-retirement obligations	(23)	14	(68)	40
Total other comprehensive income (loss)	618	113	(146)	2,973
Total comprehensive income	$1,845	$1,068	$3,146	$6,299

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
NINE MONTHS ENDED September 30, 2014

Balance at December 31, 2013	$23,641	$20,833	$11,502	$(2,888)	$(3,553)	$49,535
Net income	—	—	3,326	—	—	3,326
Other comprehensive income, net of tax	—	—	—	2,973	—	2,973
Cash dividend declared ($0.13 per share)	—	—	(589)	—	—	(589)
Balance at September 30, 2014	$23,641	$20,833	$14,239	$85	$(3,553)	$55,245

NINE MONTHS ENDED September 30, 2015

Balance at December 31, 2014	$23,641	$20,833	$14,555	$376	$(3,553)	$55,852
Net income	—	—	3,292	—	—	3,292
Other comprehensive loss, net of tax	—	—	—	(146)	—	(146)
Cash dividend declared ($0.18 per share)	—	—	(815)	—	—	(815)
Treasury shares purchased net of 1 share reissued (64,904 shares)	—	—	—	—	(948)	(948)
Balance at September 30, 2015	$23,641	$20,833	$17,032	$230	$(4,501)	$57,235

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Net cash flow from operating activities	$793	$4,877
Cash flow from investing activities
Purchases of available-for-sale securities	(13,225)	(31,411)
Proceeds from sale of securities	7,655	15,032
Proceeds from call, maturity and principal payments on securities	14,631	15,590
Net (increase) decrease in loans made to customers	(127)	16,415
Proceeds from sale of other real estate	40	99
Purchases of bank-owned life insurance	—	(1,606)
Purchases of premises and equipment	(2,069)	(1,668)
Net cash flow provided by investing activities	6,905	12,451
Cash deficit from financing activities
Net decrease in deposit accounts	(2,214)	(18,414)
Net change in short term borrowings	(2,540)	764
Net change in Federal Home Loan Bank advances - short term	2,500	14,400
Repayments of Federal Home Loan Bank advances - long term	(4,000)	(9,500)
Purchase of Federal Home Loan Bank advances - long term	4,000	—
Dividends paid	(815)	(589)
Treasury shares purchased	(948)	—
Net cash deficit used for financing activities	(4,017)	(13,339)
Net change in cash and cash equivalents	3,681	3,989
Cash and cash equivalents
Beginning of period	10,569	12,396
End of period	$14,250	$16,385
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$910	$200
Interest	$1,937	$2,227
Transfer of loans to other real estate owned	$62	$57

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2014, included in our Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.  This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  This Update is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805).  The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

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

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$13,550	$300	$29	$13,821
Obligations of states and political subdivisions	49,002	1,347	178	50,171
U.S. Government-sponsored mortgage-backed securities	70,094	283	501	69,876
U.S. Government-sponsored collateralized mortgage obligations	10,810	79	5	10,884
U.S. Government-guaranteed small business administration pools	3,149	8	—	3,157
Trust preferred securities	1,644	—	876	768
Total debt securities	148,249	2,017	1,589	148,677
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$151,298	$2,017	$1,589	$151,726

	(Amounts in thousands)
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$1	$—	$101
U.S. Government agencies and corporations	8,640	88	80	8,648
Obligations of states and political subdivisions	48,547	1,667	123	50,091
U.S. Government-sponsored mortgage-backed securities	85,675	353	441	85,587
U.S. Government-sponsored collateralized mortgage obligations	14,030	26	64	13,992
Trust preferred securities	1,662	—	883	779
Total debt securities	158,654	2,135	1,591	159,198
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$161,703	$2,135	$1,591	$162,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB of Cincinnati and the FRB.

The Bank is required to maintain a minimum investment in stock of the FHLB and FRB. The stock is bought from and sold based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

At both September 30, 2015 and December 31, 2014, trading securities of $8.1 million and $7.9 million, respectively, are an investment in obligations of states and political subdivisions and include cash equivalent investments for trading liquidity. Unrealized gains and losses on trading securities at September 30, 2015 were $53,000 and $0, respectively, compared to $39,000 and $4,000 respectively, at December 31, 2014. Total net unrealized gains of $53,000 and realized losses of $33,000 for the nine months ended September 30, 2015 and unrealized gains of $33,000 and realized gains of $288,000 for the nine months ended September 30, 2014 are included in the Consolidated Statement of Income. Total net unrealized gains of $39,000 and realized gains of $11,000 for the three months ended September 30, 2015 and unrealized losses of $11,000 and realized gains of $65,000 for the three months ended September 30, 2014 are included in the Consolidated Statement of Income.

The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$675	$677
Due after one year through five years	409	415
Due after five years through ten years	22,755	23,391
Due after ten years	43,506	43,434
Total	67,345	67,917
U.S. Government-sponsored mortgage-backed and related securities	80,904	80,760
Total debt securities	$148,249	$148,677

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Proceeds on securities sold	$7,655	$4,795	$7,655	$15,032
Gross realized gains	54	16	54	653
Gross realized losses	57	12	57	456

Investment securities with a carrying value of approximately $111.6 million at September 30, 2015 and $116.6 million at December 31, 2014 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available for sale securities with unrealized losses and an aging of those unrealized losses at September 30, 2015:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$—	$—	$1,961	$29	$1,961	$29
Obligations of states and political subdivisions	7,652	122	2,159	56	9,811	178
U.S. Government-sponsored mortgage-backed securities	25,811	225	17,631	276	43,442	501
U.S. Government-sponsored collateralized mortgage obligations	3,098	5	—	—	3,098	5
Trust preferred securities	—	—	768	876	768	876
Total	$36,561	$352	$22,519	$1,237	$59,080	$1,589

The above table comprises 41 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2014:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$335	$2	$1,910	$78	$2,245	$80
Obligations of states and political subdivisions	2,456	18	4,159	105	6,615	123
U.S. Government-sponsored mortgage-backed securities	14,460	33	31,550	408	46,010	441
U.S. Government-sponsored collateralized mortgage obligations	2,273	30	3,145	34	5,418	64
Trust preferred securities	—	—	779	883	779	883
Total	$19,524	$83	$41,543	$1,508	$61,067	$1,591

The above table comprises 37 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no impairment loss recognized in the three or nine months ended September 30, 2015 and 2014.

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

At September 30, 2015 and December 31, 2014, there were $768,000 and $779,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at September 30, 2015. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	September 30, 2015		December 31, 2014
	Balance	%	Balance	%
Commercial	$56,904	15.8	$72,330	20.1
Commercial real estate	232,977	64.8	223,536	62.1
Residential real estate	42,880	11.9	38,875	10.8
Consumer - home equity	22,953	6.4	21,328	5.9
Consumer - other	4,120	1.1	4,116	1.1
Total loans	$359,834		$360,185

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

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Decreasing
Trends in volume and terms	Increasing
Changes in lending policies and procedures	Decreasing
Experience, depth and ability of management	Stable
Economic trends	Decreasing
Concentrations of credit	Increasing

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

The provision charged to operations can be allocated to a loan segment either as a positive or negative value as a result of any material changes to: net charge-offs or recovery which influence the historical allocation percentage, qualitative risk factors or loan balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended
	(Amounts in thousands)
September 30, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$2,115	$2,953	$223	$63	$100	$5,454
Loan charge-offs	(468)	—	(40)	—	(36)	(544)
Recoveries	132	—	20	4	10	166
Net loan recoveries (charge-offs)	(336)	—	(20)	4	(26)	(378)
Provision charged to operations	174	(30)	(41)	(12)	9	100
Balance at end of period	$1,953	$2,923	$162	$55	$83	$5,176

	(Amounts in thousands)
September 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$749	$2,891	$295	$100	$99	$4,134
Loan charge-offs	(11)	(186)	(49)	—	(31)	(277)
Recoveries	—	3	1	12	17	33
Net loan recoveries (charge-offs)	(11)	(183)	(48)	12	(14)	(244)
Provision charged to operations	29	123	79	(55)	12	188
Balance at end of period	$767	$2,831	$326	$57	$97	$4,078

Nine Months Ended	(Amounts in thousands)
September 30, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$2,064	$2,754	$229	$60	$95	$5,202
Loan charge-offs	(470)	(50)	(45)	—	(92)	(657)
Recoveries	134	10	35	13	49	241
Net loan recoveries (charge-offs)	(336)	(40)	(10)	13	(43)	(416)
Provision charged to operations	225	209	(57)	(18)	31	390
Balance at end of period	$1,953	$2,923	$162	$55	$83	$5,176

	(Amounts in thousands)
September 30, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$593	$2,638	$356	$88	$89	$3,764
Loan charge-offs	(123)	(186)	(68)	(39)	(100)	(516)
Recoveries	262	3	3	20	54	342
Net loan recoveries (charge-offs)	139	(183)	(65)	(19)	(46)	(174)
Provision charged to operations	35	376	35	(12)	54	488
Balance at end of period	$767	$2,831	$326	$57	$97	$4,078

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a full breakdown by portfolio segment of the allowance for loan losses and the recorded investment in loans at September 30, 2015 and December 31, 2014:

	(Amounts in thousands)
September 30, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$837	$203	$—	$—	$—	$1,040
Collectively evaluated for impairment	1,116	2,720	162	55	83	4,136
Total ending allowance balance	$1,953	$2,923	$162	$55	$83	$5,176
Loan Portfolio:
Individually evaluated for impairment	$1,362	$5,359	$—	$—	$—	$6,721
Collectively evaluated for impairment	55,542	227,618	42,880	22,953	4,120	353,113
Total ending loans balance	$56,904	$232,977	$42,880	$22,953	$4,120	$359,834

	(Amounts in thousands)
December 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,316	$148	$—	$—	$—	$1,464
Collectively evaluated for impairment	748	2,606	229	60	95	3,738
Total ending allowance balance	$2,064	$2,754	$229	$60	$95	$5,202
Loan Portfolio:
Individually evaluated for impairment	$2,023	$5,729	$—	$—	$—	$7,752
Collectively evaluated for impairment	70,307	217,807	38,875	21,328	4,116	352,433
Total ending loans balance	$72,330	$223,536	$38,875	$21,328	$4,116	$360,185

The decrease in commercial loan balances from year-end was due in part to 60-day term commercial loans for a total of $22.6 million that closed in December 2014 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2015. The decrease in the allowance for commercial real estate, residential real estate and consumer categories in the third quarter is due to a decrease in qualitative factors relating to levels of charge offs and delinquency and changes in lending policies. The increase in commercial category is primarily due to the change in the historical factor driven by the large charge off of $468,000 in the third quarter.  This charge off was on an isolated credit relationship, that already had a specific reserve in place. Along with the impact of classified loans, the amount of net charge-offs also impacts the provision charged to operations for the quarter and year-to-date for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off.

The following tables represent credit exposures by internally assigned grades for September 30, 2015 and December 31, 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table is a summary of credit quality indicators by internally assigned grades as of September 30, 2015 and December 31, 2014:

	(Amounts in thousands)
	Commercial	Commercial real estate
September 30, 2015
Pass	$48,355	$221,030
Special Mention	4,266	5,917
Substandard	4,283	6,030
Doubtful	—	—
Ending Balance	$56,904	$232,977

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2014
Pass	$65,339	$205,890
Special Mention	4,963	10,209
Substandard	2,028	7,437
Doubtful	—	—
Ending Balance	$72,330	$223,536

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

The following table is a summary of consumer credit exposure as of September 30, 2015 and December 31, 2014:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
September 30, 2015
Performing	$41,627	$22,703	$4,120
Nonperforming	1,253	250	—
Total	$42,880	$22,953	$4,120

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2014
Performing	$37,544	$21,179	$4,110
Nonperforming	1,331	149	6
Total	$38,875	$21,328	$4,116

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of classes of loans on non-accrual status as of September 30, 2015 and December 31, 2014:

	(Amounts in thousands)
	September 30, 2015	December 31, 2014
Commercial	$1,199	$1,824
Commercial real estate	2,206	2,247
Residential real estate	1,253	1,331
Consumer:
Consumer - home equity	250	149
Consumer - other	—	6
Total	$4,908	$5,557

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

There were no loans modified as TDRs for the three and nine months ended September 30, 2015 or September 30, 2014. None of the loans that were approved as TDR’s in 2013 or 2014 have subsequently defaulted in the three or nine month periods ended September 30, 2014 and 2015.

The following table is an aging analysis of the recorded investment of past due loans as of September 30, 2015 and December 31, 2014:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2015
Commercial	$3	$—	$1,199	$1,202	$55,702	$56,904	$—
Commercial real estate	55	1,909	1,677	3,641	229,336	232,977	—
Residential real estate	57	267	1,143	1,467	41,413	42,880	—
Consumer:
Consumer - home equity	20	55	250	325	22,628	22,953	—
Consumer - other	23	4	—	27	4,093	4,120	—
Total	$158	$2,235	$4,269	$6,662	$353,172	$359,834	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2014
Commercial	$54	$282	$1,542	$1,878	$70,452	$72,330	$—
Commercial real estate	574	1,774	2,115	4,463	219,073	223,536	—
Residential real estate	122	173	1,144	1,439	37,436	38,875	—
Consumer:
Consumer - home equity	61	—	149	210	21,118	21,328	—
Consumer - other	15	—	6	21	4,095	4,116	—
Total	$826	$2,229	$4,956	$8,011	$352,174	$360,185	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at September 30, 2015 and December 31, 2014. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and nine months ended September 30, 2015 and 2014.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2015
With no related allowance recorded:
Commercial	$322	$354	$—
Commercial real estate	4,483	4,685	—
With an allowance recorded:
Commercial	1,040	1,477	837
Commercial real estate	876	876	203
Total:
Commercial	$1,362	$1,831	$837
Commercial real estate	$5,359	$5,561	$203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial	$457	$457	$—
Commercial real estate	4,498	5,242	—
With an allowance recorded:
Commercial	1,566	1,566	1,316
Commercial real estate	1,231	1,231	148
Total:
Commercial	$2,023	$2,023	$1,316
Commercial real estate	$5,729	$6,473	$148

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2015
With no related allowance recorded:
Commercial	$357	$4	$351	$10
Commercial real estate	4,533	40	4,407	124
With an allowance recorded:
Commercial	1,168	—	1,415	—
Commercial real estate	878	20	1,123	64
Total:
Commercial	$1,525	$4	$1,766	$10
Commercial real estate	$5,411	$60	$5,530	$188

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no related allowance recorded:
Commercial	$212	$3	$216	$13
Commercial real estate	4,229	44	3,976	132
With an allowance recorded:
Commercial	23	—	64	—
Commercial real estate	1,345	23	1,495	59
Total:
Commercial	$235	$3	$280	$13
Commercial real estate	$5,574	$67	$5,471	$191

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (amounts in thousands)	$1,227	$955	$3,292	$3,326
Weighted average common shares outstanding	4,500,550	4,527,848	4,517,806	4,527,848
Earnings per share	$0.27	$0.21	$0.73	$0.73

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at September 30, 2015 and December 31, 2014 were 1.74% and 1.69%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	September 30, 2015	December 31, 2014
Commitments to extend credit:
Fixed rate	$18,232	$13,825
Variable rate	50,844	49,897
Standby letters of credit	3,258	608

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	September 30, 2015	December 31, 2014
Overdraft protection available on depositors' accounts	$9,596	$9,632
Balance of overdrafts included in loans	118	108
Average daily balance of overdrafts	100	117
Average daily balance of overdrafts as a percentage of available	1.04%	1.21%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through their earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At September 30, 2015, the Company had $150,000 in cash pledged for collateral on its interest rate swap with the third party financial institution.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
					Fair Value
					September 30,
	Notional Amount	Maturity	Interest Rate Paid	Interest Rate Received	2015	2014
Customer interest rate swap	$5,987	2025	1 Mo. Libor + Margin	Fixed	$134	$—
Third party interest rate swap	5,987	2025	Fixed	1 Mo. Libor + Margin	(134)	—

The following table presents the fair values of derivative instruments in the balance sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2015
Interest rate derivatives	Other assets	$134	Other liabilities	$134

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at September 30, 2015 Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$13,821	$—	$13,821	$—
Obligations of states and political subdivisions	50,171	—	50,171	—
U.S. Government-sponsored mortgage-backed securities	69,876	—	69,876	—
U.S. Government-sponsored collateralized mortgage obligations	10,884	—	10,884	—
U.S. Government-guaranteed small business administration pools	3,157	—	3,157	—
Trust preferred securities	768	—	—	768
Regulatory stock	3,049	3,049	—	—
Trading securities	8,083	—	8,083	—
Loans held for sale	3,122	3,122	—	—
Interest rate derivatives	134	—	134	—

LIABILITIES
Interest rate derivatives	$134	$—	$134	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2014 Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Treasury securities	$101	$—	$101	$—
U.S. Government agencies and corporations	8,648	—	8,648	—
Obligations of states and political subdivisions	50,091	—	50,091	—
U.S. Government-sponsored mortgage-backed securities	85,587	—	85,587	—
U.S. Government-sponsored collateralized mortgage obligations	13,992	—	13,992	—
Trust preferred securities	779	—	—	779
Regulatory stock	3,049	3,049	—	—
Trading securities	7,861	—	7,861	—
Loans held for sale	632	632	—	—

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2015 and 2014. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$839	$680	$779	$10,136
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—	—	—
Other comprehensive income	(67)	104	6	834
Discount accretion (premium amortization)	—	—	—	7
Sales	—	—	—	(10,044)
Purchases, issuance, and settlements	(4)	—	(17)	(149)
Ending balance	$768	$784	$768	$784
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	September 30, 2015	December 31, 2014
Total number of trust preferred securities	2	2
Par value	$1,784	$1,802

Number not considered OTTI	1	1
Par value	$784	$802

Number considered OTTI	1	1
Par value	$1,000	$1,000

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	876	883
Total life-to-date impairment	$1,016	$1,023

The following table details the one debt security with other-than-temporary impairment, its credit rating at September 30, 2015 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2015	Additions in QTD March 31, 2015	Additions in QTD June 30, 2015	Additions in QTD September 30, 2015	Amount of OTTI related to credit loss at September 30, 2015
Trapeza IX B-1	Ca/CC	$140	$—	$—	$—	$140
Total		$140	$—	$—	$—	$140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the one debt security with other-than-temporary impairment, its credit ratings at September 30, 2014 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2014	Additions in QTD March 31, 2014	Additions in QTD June 30, 2014	Additions in QTD September 30, 2014	Amount of OTTI related to credit loss at September 30, 2014
Trapeza IX B-1	Ca/CC	$140	$—	$—	$—	$140
Total		$140	$—	$—	$—	$140

The following table provides additional information related to the Company’s trust preferred securities as of September 30, 2015 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$784	$322	$(462)	B2/CCC	92	21.9%	1.63%
Trapeza IX	B-1	860	446	(414)	Ca/CC	32	18.3	—
Total		$1,644	$768	$(876)

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

The market for these securities at September 30, 2015 and December 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2015;
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

The effective discount rates on an overall basis generally range from 10.14% to 14.21% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell.

	(Amounts in thousands)
	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,681	$5,681

Other real estate owned	—	—	62	62

	(Amounts in thousands)
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,288	$6,288

Other real estate owned	—	—	40	40

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

Bank-owned life insurance – The fair value is based upon the cash surrender value of the underlying policies net of any split dollar obligation and matches the book value.

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at September 30, 2015 and December 31, 2014 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	September 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$14,250	$14,250	$—	$—	$14,250
Investment securities available-for-sale	151,726	3,049	147,909	768	151,726
Trading securities	8,083	—	8,083	—	8,083
Loans held for sale	3,122	3,122	—	—	3,122
Loans, net of allowance for loan losses	354,658	—	—	357,857	357,857
Bank-owned life insurance	17,245	17,245	—	—	17,245
Accrued interest receivable	2,086	2,086	—	—	2,086
Interest rate derivatives	134	—	134	—	134

LIABILITIES:
Demand, savings and money market deposits	$324,021	$324,021	$—	$—	$324,021
Time deposits	130,526	—	—	134,995	134,995
Short term borrowings	1,719	1,719	—	—	1,719
Federal Home Loan Bank advances - short term	18,000	10,000	—	8,001	18,001
Federal Home Loan Bank advances - long term	25,000	—	—	25,933	25,933
Subordinated debt	5,155	—	—	4,339	4,339
Accrued interest payable	239	239	—	—	239
Interest rate derivatives	134	—	134	—	134

	(Amounts in thousands)
	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$10,569	$10,569	$—	$—	$10,569
Investment securities available-for-sale	162,247	3,049	158,419	779	162,247
Trading securities	7,861	—	7,861	—	7,861
Loans held for sale	632	632	—	—	632
Loans, net of allowance for loan losses	354,983	—	—	359,518	359,518
Bank-owned life insurance	16,990	16,990	—	—	16,990
Accrued interest receivable	1,723	1,723	—	—	1,723

LIABILITIES:
Demand, savings and money market deposits	$326,554	$326,554	$—	$—	$326,554
Time deposits	130,207	—	—	133,171	133,171
Short term borrowings	4,259	4,259	—	—	4,259
Federal Home Loan Bank advances - short term	15,500	6,000	—	9,490	15,490
Federal Home Loan Bank advances - long term	25,000	—	—	26,194	26,194
Subordinated debt	5,155	—	—	4,573	4,573
Accrued interest payable	248	248	—	—	248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2015:

	(Amounts in thousands)
	Fair value at September 30, 2015	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$768	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~10.14% to ~14.21%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	5,681	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (53)% Weighted average (28)%

			Liquidation Expenses (2)	Range (0)% to (43)% Weighted average (6)%

Other real estate owned	62	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine months ended September 30, 2015 and 2014:

	(Amounts in thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
	Unrealized gains (losses) on available-for-sale securities	Change in pension and postretirement obligations	Unrealized gains (losses) on available-for-sale securities	Change in pension and postretirement obligations	Unrealized gains (losses) on available-for-sale securities	Change in pension and postretirement obligations	Unrealized gains (losses) on available-for-sale securities	Change in pension and postretirement obligations
Beginning balance	$(359)	$(29)	$(26)	$(2)	$360	$16	$(2,860)	$(28)
Other comprehensive income before reclassification	639	(23)	102	14	(80)	(68)	3,063	40
Amount reclassified from accumulated other comprehensive loss	2	—	(3)	—	2	—	(130)	—
Total other comprehensive income	641	(23)	99	14	(78)	(68)	2,933	40
Ending balance	282	(52)	73	12	282	(52)	73	12

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$3	$(4)	$3	$(197)	Investment securities losses (gains), net
	(1)	1	(1)	67	Federal income tax (benefit) expense
	$2	$(3)	$2	$(130)	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$752	$586	$616	$614
Expense recorded	13	12	104	10
Other comprehensive income recorded	23	(14)	68	(40)
Ending balance	$788	$584	$788	$584

12.) Stock Repurchase Program:

On March 24, 2015, the Company’s Board of Directors adopted a Stock Repurchase Program which permits the Company to repurchase up to 200,000 shares or approximately 4.4% of its 4,527,849 outstanding common shares in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on March 24, 2015, the commitment to repurchase the stock during the program was approximately $3.1 million. The repurchase program will terminate on December 31, 2015 or upon the purchase of 200,000 shares, if earlier or any other time without prior notice. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. As of September 30, 2015, the Company had repurchased 64,905 shares under the program to date. Based on the value of the Company’s stock on September 30, 2015, the commitment to repurchase the stock during the remainder of the program is approximately $1.9 million.

13.) Short-Term Borrowings:

The following table provides additional detail regarding short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At September 30, 2015	At December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$4,916	$6,137
U.S. Government-sponsored collateralized mortgage obligations	1,176	1,361
Total collateral carrying value	$6,092	$7,498
Total short-term borrowings	$1,719	$4,259

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	SEPTEMBER 30, 2015			DECEMBER 31, 2014			SEPTEMBER 30, 2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$5,675	$13	0.31%	$6,686	$21	0.31%	$6,325	$15	0.31%
Investment securities available for sale and trading (1) (2) (3)	167,177	3,809	3.04%	175,000	5,381	3.07%	176,008	4,065	3.09%
Loans (1) (2) (3)	354,248	12,566	4.74%	326,561	16,154	4.95%	323,153	12,034	4.97%
Total interest-earning assets	527,100	$16,388	4.15%	508,247	$21,556	4.24%	505,486	$16,114	4.26%
Cash and due from banks	7,244			7,229			7,289
Bank premises and equipment	6,566			6,553			6,592
Other assets	23,229			20,513			19,757
Total noninterest-earning assets	37,039			34,295			33,638
Total assets	$564,139			$542,542			$539,124

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$107,003	$188	0.24%	$92,338	$178	0.19%	$90,595	$126	0.19%
Savings	114,192	50	0.06%	114,955	67	0.06%	115,286	50	0.06%
Time	132,746	988	1.02%	130,245	1,449	1.11%	130,043	1,093	1.12%
Total interest-bearing deposits	353,941	1,226	0.47%	337,538	1,694	0.50%	335,924	1,269	0.50%
Other borrowings	45,213	635	1.88%	46,886	1,102	2.35%	47,299	861	3.09%
Subordinated debt	5,155	67	1.72%	5,155	88	1.70%	5,155	66	1.68%
Total interest-bearing liabilities	404,309	$1,928	0.64%	389,579	$2,884	0.74%	388,378	$2,196	0.76%
Demand deposits	95,541			90,930			89,357
Other liabilities	7,819			8,385			8,451
Shareholders' equity	56,470			53,648			52,938
Total liabilities and shareholders' equity	$564,139			$542,542			$539,124
Net interest income		$14,460			$18,672			$13,918
Net interest rate spread (4)			3.51%			3.50%			3.50%
Net interest margin (5)			3.66%			3.67%			3.68%
Ratio of interest-earning assets to interest-bearing liabilities			1.30			1.30			1.30

(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $19,000 and $651,000, respectively, for September 30, 2015; $34,000 and $857,000, respectively, for December 31, 2014; and $28,000 and $643,000, respectively, for September 30, 2014.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	SEPTEMBER 30, 2015			JUNE 30, 2015			SEPTEMBER 30, 2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$5,145	$4	0.31%	$5,861	$4	0.34%	$5,692	$5	0.30%
Investment securities available for sale and trading (1) (2) (3)	162,426	1,226	3.03%	167,713	1,234	2.94%	177,289	1,359	3.08%
Loans (1) (2) (3)	362,664	4,287	4.71%	350,909	4,192	4.79%	322,010	3,966	4.91%
Total interest-earning assets	530,235	$5,517	4.15%	524,483	$5,430	4.14%	504,991	$5,330	4.21%
Cash and due from banks	7,472			7,317			7,287
Bank premises and equipment	6,819			6,441			6,546
Other assets	24,898			23,022			21,461
Total non-interest-earning assets	39,189			36,780			35,294
Total assets	$569,424			$561,263			$540,285

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$109,249	$69	0.25%	$106,105	$61	0.23%	$88,334	$43	0.20%
Savings	113,651	17	0.06%	114,452	17	0.06%	128,030	17	0.05%
Time	130,026	326	0.99%	133,061	322	0.99%	117,842	364	1.23%
Total interest-bearing deposits	352,926	412	0.46%	353,618	400	0.45%	334,206	424	0.50%
Other borrowings	45,765	214	1.85%	43,949	209	1.91%	47,304	280	2.35%
Subordinated debt	5,155	23	1.74%	5,155	22	1.72%	5,155	22	1.66%
Total interest-bearing liabilities	403,846	$649	0.64%	402,722	$631	0.63%	386,665	$726	0.74%
Demand deposits	100,262			94,369			91,743
Other liabilities	8,700			7,729			7,324
Shareholders' equity	56,616			56,443			54,553
Total liabilities and shareholders' equity	$569,424			$561,263			$540,285
Net interest income		$4,868			$4,799			$4,604
Net interest rate spread (4)			3.51%			3.51%			3.47%
Net interest margin (5)			3.67%			3.66%			3.64%
Ratio of interest-earning assets to interest-bearing liabilities			1.31			1.30			1.31

(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $5,000 and $217,000, respectively, for September 30, 2015; $7,000 and $217,000, respectively, for June 30, 2015; and $9,000 and $218,000, respectively, for September 30, 2014.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
Unaudited	2015	2015	2015	2014	2014
SUMMARY OF OPERATIONS
Total interest income	$5,295	$5,206	$5,217	$5,222	$5,103
Total interest expense	(649)	(631)	(648)	(688)	(726)
NET INTEREST INCOME (NII)	4,646	4,575	4,569	4,534	4,377
Provision for loan losses	(100)	(130)	(160)	(1,150)	(188)
NII after loss provision	4,546	4,445	4,409	3,384	4,189
Investment securities (losses) gains	47	(38)	8	397	58
Mortgage banking gains	291	160	185	156	86
Other income	708	736	862	742	690
Total non-interest expense	(3,990)	(4,187)	(3,994)	(4,115)	(3,852)
Income before tax expense	1,602	1,116	1,470	564	1,171
Federal income tax expense	375	200	321	21	216
Net income	$1,227	$916	$1,149	$543	$955

PER COMMON SHARE DATA (1)
Earnings per share	$0.27	$0.21	$0.25	$0.12	$0.21
Book value	12.82	12.50	12.62	12.33	12.20
Dividends per share	0.06	0.06	0.05	0.05	0.05

BALANCE SHEET DATA
Assets	$570,250	$568,819	$555,996	$568,932	$549,297
Investments	159,809	167,456	170,512	170,108	172,805
Loans	359,834	357,873	343,911	360,185	330,187
Allowance for loan losses	5,176	5,454	5,365	5,202	4,078
Deposits	454,547	447,373	439,471	456,761	430,255
Borrowings	49,874	56,638	52,753	49,914	57,223
Shareholders' equity	57,235	56,455	57,155	55,852	55,245

AVERAGE BALANCES
Assets	$569,424	$561,263	$561,412	$552,680	$540,285
Investments	162,426	167,713	171,491	172,008	177,289
Loans	359,662	348,506	348,180	335,885	320,798
Deposits	453,188	447,987	447,179	437,924	425,949
Borrowings	50,920	49,104	51,080	50,816	52,459
Shareholders' equity	56,616	56,443	56,375	55,756	54,553

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$(378)	$(41)	$3	$(26)	$(244)
Net (charge-offs) recoveries as a percentage of average total loans	(0.42)%	(0.05)%	0.00%	(0.03)%	(0.30)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.85%	1.57%	1.73%	2.22%	1.20%
Nonperforming loans	$8,442	$8,861	$9,301	$9,237	$7,449
Nonperforming securities	768	838	759	779	785
Other real estate owned	62	—	—	40	—
Total nonperforming assets	$9,272	$9,699	$10,060	$10,056	$8,234
Nonperforming assets as a percentage of:
Total assets	1.63%	1.71%	1.81%	1.77%	1.50%
Equity plus allowance for loan losses	14.86	15.67	16.09	16.47	13.88
Tier I capital	14.95	16.00	16.75	17.13	14.07

FINANCIAL RATIOS
Return on average equity	8.67%	6.49%	8.15%	3.90%	7.00%
Return on average assets	0.86	0.65	0.82	0.39	0.71
Efficiency ratio	67.42	74.01	68.29	72.72	70.89
Effective tax rate	23.41	17.92	21.84	3.72	18.45
Net interest margin	3.67	3.66	3.66	3.68	3.64

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $529.8 million at September 30, 2015, a decrease of 0.9% from the December 31, 2014 balance of $534.9 million. The decrease from December 31, 2014 was mainly due to an increase in loans held for sale of $2.5 million, a decrease in investments of $10.5 million and an increase of $3.1 million in interest-bearing deposits. Total assets of $570.3 million at September 30, 2015 increased by $1.4 million, or 0.2%, from the asset total of $568.9 million at December 31, 2014.

At September 30, 2015, the investment securities available-for-sale portfolio was $151.7 million compared to $162.2 million at December 31, 2014, a decrease of $10.5 million, or 6.5%. Investment securities represented 28.6% of earning assets at September 30, 2015, compared to 30.3% at December 31, 2014. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment securities available-for-sale portfolio represented 33.4% of each deposit dollar at September 30, 2015, down from 35.5% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized gains, net of tax, of $282,000 at September 30, 2015, a decrease of $77,000 compared to net unrealized gains, net of tax, of $359,000 at December 31, 2014.

The Company had an investment in trading securities of $8.1 million at September 30, 2015 and $7.9 million at December 31, 2014. This modest allocation of the securities portfolio into obligations of state and political subdivisions and cash equivalent instruments is intended to diversify the earnings of the portfolio with non-interest income.

Loans held for sale increased to $3.1 million at September 30, 2015 compared to $632,000 at December 31, 2014. The variance is reflective of mortgage banking volume.

Total loans at September 30, 2015 were $359.8 million compared to $360.2 million at December 31, 2014, a 0.1% decrease. The decrease in loan balances from year-end was due in part to 60-day term commercial loans for a total of $22.6 million that closed in December 2014 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2015. Excluding these seasonal loans at December 31, 2014, total loans actually increased $22.2 million, or 6.6%. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 67.9% as of September 30, 2015 and 67.3% as of December 31, 2014. The total loan-to-deposit ratio was 79.2% at September 30, 2015 and 78.9% at December 31, 2014.

At September 30, 2015, the allowance for loan losses of $5.2 million represented approximately 1.4% of outstanding loans. The allowance for loan losses at December 31, 2014 of $5.2 million also represented approximately 1.4% of outstanding loans, or 1.5% excluding the 60-day term loans to which none of the allowance was allocated.

During the first nine months, loan charge-offs were $657,000 in 2015 compared to $516,000 for the same period in 2014, while the recovery of previously charged-off loans amounted to $241,000 in 2015 and $342,000 in 2014. The net charge-offs represent 0.1% of average loans for 2015 and less than 0.1% for 2014. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. There was one large charge-off in 2015 of $468,000 on an isolated credit relationship that already had a specific reserve in place. Nonaccrual loans were $4.9 million at September 30, 2015, or 1.4%, of loans, comparable to $5.6 million, or 1.5%, of loans at December 31, 2014.

Bank-owned life insurance had a cash surrender value of $17.2 million at September 30, 2015 and $17.0 million at December 31, 2014. Comprising approximately 25% of capital, management does not intend to make any significant insurance purchases.

Other assets increased to $12.0 million at September 30, 2015 from $8.0 million at December 31, 2014. At September 30, 2015, a $3.6 million investment in a partnership fund is included in other assets compared to $1.7 million at December 31, 2014.  This accounted for much of the increase with an offsetting $2.5 million at September 30, 2015 and $810,000 at December 31, 2014 in other liabilities, which is the commitment to fund this affordable housing investment. Also included in other assets is deferred taxes of $3.4 million as of September 30, 2015 and December 31, 2014. In 2015, an investment of $1.1 million into a pooled fund of small business administration loans was an addition to other assets.

Noninterest-bearing deposits measured $98.7 million at September 30, 2015 compared to $94.7 million at December 31, 2014. Interest-bearing deposits decreased $6.2 million to $355.8 million at September 30, 2015 from $362.0 million at December 31, 2014. The decrease in interest-bearing deposits from year end is due mainly to segregated money market deposit accounts with the Bank which fully collateralized $22.6 million in 60-day term commercial loans that closed in December 2014. The loans matured and the deposits withdrew in the first quarter of 2015. Absent the collateral deposits, interest-bearing deposits increased $16.4 million, or 4.8%, over the nine months.

Federal Home Loan Bank advances and short-term borrowings decreased slightly to $44.7 million at September 30, 2015 from $44.8 million at December 31, 2014. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Other liabilities measured $8.6 million at September 30, 2015 and $6.4 million at December 31, 2014. The increase is due mainly to the commitment to fund the affordable housing investment described above.

The Company improved its capital levels in the first nine months of 2015. The Company’s total shareholders’ equity measured $57.2 million at September 30, 2015 and $55.9 million on December 31, 2014. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.18 per share were paid to shareholders of record to date in 2015. Cash dividends of $0.18 per share were paid to shareholders of record in 2014, with $0.13 in the first nine months of 2014.

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

At September 30, 2015 and December 31, 2014, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be capitalized under prompt corrective action regulations
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Consolidated	$57,006	13.02%	$19,695	4.5%	N/A	N/A
Bank	53,124	12.23%	19,543	4.5%	$33,581	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	62,006	14.17%	26,260	6.0%	N/A	N/A
Bank	53,124	12.23%	26,058	6.0%	27,066	8.0%
Total capital (to risk-weighted assets)
Consolidated	67,265	15.37%	35,014	8.0%	N/A	N/A
Bank	64,383	14.82%	34,744	8.0%	29,639	10.0%
Tier 1 capital (to average assets)
Consolidated	62,006	10.89%	22,785	4.0%	N/A	N/A
Bank	53,124	9.39%	22,637	4.0%	30,487	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be capitalized under prompt corrective action regulations
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital (to risk-weighted assets)
Consolidated	$58,705	14.58%	$16,106	4.0%	N/A	N/A
Bank	50,192	12.56%	15,986	4.0%	$23,978	6.0%
Total capital (to risk-weighted assets)
Consolidated	63,704	15.82%	32,212	8.0%	N/A	N/A
Bank	61,191	15.31%	31,971	8.0%	39,964	10.0%
Tier 1 capital (to average assets)
Consolidated	58,705	10.66%	22,024	4.0%	N/A	N/A
Bank	50,192	9.17%	21,896	4.0%	27,369	5.0%

Approximately $5.0 million of trust preferred securities outstanding at September 30, 2015 and December 31, 2014, respectively, qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at September 30, 2015 and December 31, 2014.

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

Core earnings, which exclude certain non-recurring items, increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Core earnings for the first nine months of 2015 were $3.3 million, or $0.73 per share, compared to $3.2 million, or $0.71 per share for the first nine months of 2014. Core earnings for the third quarter of 2015 were $1.2 million, or $0.27 per share, compared to $1.0 million, or $0.21 per share, for the third quarter of 2014.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP earnings	$1,227	$955	$3,292	$3,326
Investment gains not in the ordinary course of business (net of tax)*	—	—	—	(127)
Core earnings	$1,227	$955	$3,292	$3,199
Core earnings per share	$0.27	$0.21	$0.73	$0.71

 *  Sale of securities due to Volcker Rule

Analysis of Net Interest Income – Nine months ended September 30, 2015 and 2014

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $14.5 million for September 30, 2015 and $13.9 million for September 30, 2014. The resulting net interest margin was 3.66% for September 30, 2015 and 3.68% for September 30, 2014.

The increase in interest income, on a fully taxable equivalent basis, of $274,000 is the product of a 4.3% year-over-year increase in average earning assets offset somewhat by a 11 basis point decrease in interest rates earned. The decrease in interest expense of $268,000 was a product of a 12 basis point decrease in rates paid and a 4.1% increase in average interest-bearing liabilities. The net result was a 3.9% increase in net interest income on a fully taxable equivalent basis, and a 2 basis point decrease in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $256,000, or 6.3%. The average invested balances in these securities decreased by $8.8 million, or 5.0%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 5 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $532,000, or 4.4%, for September 30, 2015 compared to the same period in 2014. A $31.1 million increase in the average balance of the loan portfolio, or 9.6%, was accompanied by a 23 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $2,000, or 13.3%, from the same period a year ago. The average balance of interest-earning deposits decreased by $650,000, or 10.3%. The yield remained the same from 2014 to 2015. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $16.4 million, or 18.1%, for the nine months ended September 30, 2015 compared to the same period of 2014, while average savings balances decreased by $1,000, or 0.9%. Interest paid on interest-bearing demand deposits and money market accounts was $188,000, a $62,000 increase from last year. The average rate paid on these products increased by 5 basis points. Interest paid on savings accounts was $50,000, which is unchanged from 2014. The average rate paid on savings accounts remained the same. The average balance of time deposit products increased by $2.7 million, or 2.1%, as the average rate paid decreased by 10 basis points, from 1.12% to 1.02%. Interest expense decreased on time deposits by $105,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $2.1 million while the average rate paid decreased by 50 basis points. Management has refinanced $4.0 million of long-term borrowings at their respective 2015 maturity dates at substantially lower rates and continues to utilize short-term borrowings to bridge liquidity gaps. There are no additional upcoming maturing long-term advances.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $2.0 million (original face) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2015 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2015. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs continues to be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates on an overall basis generally range from 10.14% to 14.21% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.39 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.33 to $0.44.

The Company considered all information available as of September 30, 2015 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first nine months of 2015 or 2014. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2015 or later.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Nine Months Ended September 30, 2015 and 2014

During the first nine months of both 2015 and 2014, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2015 and 2014, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. For the nine months ended September 30, 2015, the provision for loan losses was $390,000. For the same period in 2014, the provision was $488,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, increased by $628,000, or 27.1%, for September 30, 2015 compared to September 30, 2014. After gains and losses on investment securities, non-interest income increased by $127,000, or 4.5%, in the first nine months of 2015 compared to the first nine months of 2014.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $200,000 in the first nine months of 2015 from year ago levels. The Company sold ten trust preferred securities (including all of the nine iTruPS) accounting for the majority of the gain in 2014. Trading security gains of $20,000 were recorded in 2015, a decrease of $301,000 from gains of $321,000 recorded in 2014, reflective of the decline in the secondary market activity for municipal securities in which the trading account operates.

Mortgage banking gains increased to $636,000 at September 30, 2015 from $284,000 at September 30, 2014, an increase of $352,000 reflecting the increase in mortgage loan originations spurred by the improving housing market. Wealth management income of $363,000 was recorded in 2015, compared to $233,000 in 2014, an increase of $130,000. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third party marketing and sales support provider. As assets under management grow, fee income paid by the third party provider of non-deposit investment products will continue to enhance non-interest income revenue. Other sources of non-interest income increased by $146,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items, including swap agreements for its commercial loan customers resulting in fee income of $94,000 in 2015.

Total non-interest expenses in the first nine months were $12.2 million in 2015 compared to $11.4 million in 2014, an increase of $787,000, or 6.9%. During the first nine months of 2015, expenditures for salaries and employee benefits increased by $200,000, or 2.9%, from the similar period a year ago. The increase is due partially to merit salary increases and costs of employee benefits. Also, the variable compensation relative to the wealth management and mortgage banking areas increased commensurate to the increased revenues. Full time equivalent employment averaged 151 during the first nine months of 2015 and 153 during the first nine months of 2014.

All other expense categories increased by $587,000, or 12.8%, in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. Contributing to increased expenses in the nine months ending September 30, 2015 were the opening of two loan production offices and a new full-service branch in Mahoning County and continued investment into information technology relative to improved security monitoring, improved operational performance, and enhanced customer account analysis. This also contributed to a slight decrease in the efficiency ratio from 68.8% for the first nine months of 2014 to 69.9% for the first nine months of 2015.

The effective tax rate for the first nine months was 21.4% in 2015 and 20.9% in 2014, resulting in income tax expense of $896,000 in 2015 and $881,000 in 2014. These effective rates are normalized tax rates based on the current rate of profitability and tax free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	September 30,
	2015		2014
	Balance	%	Balance	%
Provision at statutory rate	$1,424	34.0	$1,430	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(87)	(2.1)	(84)	(2.0)
Non-taxable interest income	(455)	(10.9)	(458)	(10.9)
Low income housing tax credits	(50)	(1.2)	(40)	(1.0)
Non-deductible expenses	64	1.6	33	0.8
Federal income tax expense	$896	21.4	$881	20.9

 Analysis of Net Interest Income – Three months ended September 30, 2015 and 2014

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.9 million for September 30, 2015 and $4.6 million for September 30, 2014. The resulting net interest margin was 3.67% for September 30, 2015 and 3.64% for September 30, 2014.

The increase in interest income, on a fully taxable equivalent basis, of $187,000 is the product of a 5.0% year-over-year increase in average earning assets offset somewhat by a 6 basis point decrease in interest rates earned. The decrease in interest expense of $77,000 was a product of a 10 basis point decrease in rates paid and a 4.4% increase in average interest-bearing liabilities. The net result was a 5.7% increase in net interest income on a fully taxable equivalent basis, and a 3 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $133,000, or 9.8%. The average invested balances in these securities decreased by $14.9 million, or 8.4%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 5 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $321,000, or 8.1%, for September 30, 2015 compared to the same period in 2014. A $40.7 million increase in the average balance of the loan portfolio, or 12.6%, was accompanied by a 20 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income decreased by $1,000, or 20.0%, from the same period a year ago. The average balance of interest-earning deposits decreased by $547,000, or 9.6%. The yield increased by 1 basis point in the second quarter of 2015 compared to the same period in 2014. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $20.9 million, or 23.7%, for the three months ended September 30, 2015 compared to the same period of 2014, while average savings balances decreased by $14.4 million, or 11.2%. Interest paid on interest-bearing demand deposits and money market accounts was $69,000, a $26,000 increase from last year. The average rate paid on these products increased by 5 basis points. Interest paid on savings accounts was $17,000, which is unchanged from 2014. The average rate paid on savings accounts increased by 1 basis point. The average balance of time deposit products increased by $12.2 million, or 10.3%, as the average rate paid decreased by 24 basis points, from 1.23% to 0.99%. Interest expense decreased on time deposits by $38,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $1.5 million while the average rate paid decreased by 44 basis points. Management has refinanced $4.0 million of long-term borrowings at their respective 2015 maturity dates at substantially lower rates and continues to utilize short-term borrowings to bridge liquidity gaps. There are no additional upcoming maturing long-term advances.

Analysis of Provision for Loan Losses, Non-Interest Income and Non-Interest Expense – Third Quarter Ended September 30, 2015 and 2014

For the third quarter ended September 30, 2015, the provision for loan losses was $100,000. This is less than the net charge-offs of $378,000 for the quarter because a charge-off of $468,000 already had a specific reserve assigned to it for an equal amount recorded in 2014. For the same period in 2014, the provision was $188,000 along with net charge-offs of $244,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, increased by $223,000, or 28.7%, for September 30, 2015 compared to September 30, 2014. After gains and losses on investment securities, non-interest income increased by $212,000, or 25.4%, in the third quarter of 2015 compared to the third quarter of 2014.

There was a loss on the sale of available-for-sale investment securities in the third quarter of 2015 of $3,000 and a gain of $4,000 in 2014. Trading security gains of $50,000 were recorded in the third quarter of 2015, a decrease of $4,000 from $54,000 gain recorded in the third quarter of 2014.

Mortgage banking gains increased to $291,000 at September 30, 2015 from $86,000 at September 30, 2014, an increase of $205,000 reflecting the increase in mortgage loan originations spurred by the improving housing market. Wealth management income of $56,000 was recorded in 2015, compared to $68,000 in 2014, a decrease of $12,000. As a revenue diversification initiative, the Company continues to expand wealth management efforts.  Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third party marketing and sales support provider. As assets under management grow, fee income paid by the third party provider of non-deposit investment products will continue to enhance non-interest income revenue. Other sources of non-interest income increased by $30,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the third quarter were $4.0 million in 2015 compared to $3.9 million in 2014, an increase of $138,000, or 3.6%. During the third quarter of 2015, expenditures for salaries and employee benefits decreased by $136,000, or 5.9%, from the similar period a year ago. This was due to a slight reduction in full-time equivalent employees from 154 to 151, a reduction in post-retirement costs and an increase in deferral of mortgage origination costs relating to construction loans.

All other expense categories increased by 17.6%, or $274,000 in the aggregate. These expense categories are subject to fluctuation due to non-recurring items. Contributing to expenses in the quarter ending September 30, 2015 was the opening of a new branch in Mahoning County and continued investment into information technology relative to improved security monitoring, improved operational performance, and enhanced customer account analysis. The efficiency ratio was 67.4% for the third quarter of 2015, improved from 70.9% for the same quarter of 2014.

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

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At September 30, 2015, the Bank had $11.0 million of deposits in the CDARS® program, and had $1.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At September 30, 2015, the Bank had approximately $12.0 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $4.4 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $28.2 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At September 30, 2015, there was $11.1 million outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of September 30, 2015. Unpledged securities of $36.3 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at September 30, 2015 is $5.8 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $226,000 at September 30, 2015 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents decreased from $16.4 million at September 30, 2014 but increased from $10.6 million at December 31, 2014 to $14.3 million at September 30, 2015, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the nine months ended:

	(Amounts in thousands)
	September 30,
	2015	2014
Net income	$3,292	$3,326
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,904	1,841
Provision for loan losses	390	488
Investment securities available-for-sale gains, net	3	(197)
Other real estate gains, net	—	(9)
Originations of mortgage banking loans held for sale	(28,475)	(12,805)
Proceeds from the sale of mortgage banking loans	26,621	12,792
Mortgage banking gains, net	(636)	(284)
Increase in trading account	(222)	(552)
Earnings on bank-owned life insurance	(255)	(248)
Proceeds from IRS refund	—	1,065
Changes in:
Deferred taxes	(36)	635
Other assets and liabilities	(1,793)	(1,175)
Net cash flow from operating activities	$793	$4,877

Key variations stem from: 1) Gains were recognized on the sale of available-for-sale investments of $197,000 at September 30, 2014 due to the sale of the iTruPS with a $3,000 loss recognized in 2015. 2) Loans held for sale increased by $297,000 in 2014 compared to an increase of $2.5 million in 2015 due to the volume in mortgage banking activity. 3) Change in the trading account showed an increase of $222,000, compared to an increase of $552,000 in 2014, reflecting the lower amount of gains reinvested into the account. 4) In 2014, a refund of $1.1 million from the IRS was received as a result of an operating loss deduction. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2015 and 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock— The following table shows information relating to the repurchase of shares of the Company’s common stock during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*

July	—	$—	—	190,000
August	30,667	14.26	30,667	159,333
September	24,238	14.73	24,238	135,095
Total	54,905	14.47	54,905	135,095

*On March 24, 2015, the Company’s Board of Directors approved a Stock Repurchase Program. The program allowed the Company to purchase up to 200,000 shares. (See footnote 12)

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended:

	For the Bancorp	10-K	3.2	03/24/15

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

*10.3	Amended Director Retirement Agreement between Cortland Bancorp and Jerry A. Carleton, dated as of December 18, 2007	10-K	10.3	03/17/08

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

*10.5	Amended Director Retirement Agreement between Cortland Bancorp and George E. Gessner, dated as of December 18, 2007	10-K	10.5	03/17/08

*10.6	Amended Director Retirement Agreement between Cortland Bancorp and William A. Hagood, dated as of October 12, 2003	10-K(1)	10.6	03/16/06

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

*10.9	Director Retirement Agreement between Cortland Bancorp and K. Ray Mahan, dated as of March 1, 2001	10-K(1)	10.9	03/16/06

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, George E. Gessner, William A. Hagood, James E. Hoffman III, K. Ray Mahan, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Gessner, Hoffman, Mahan, Thompson, and Woofter;	10-K	10.12	03/15/07

	Amended Split Dollar Agreement and Endorsement entered into by Cortland Bancorp as of December 18, 2007, with Director Jerry A. Carleton	10-K	10.12	03/17/08

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of March 4, 2014	8-K	10.17	03/10/14

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Sixth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of March 4, 2014	8-K	10.19	03/10/14

*10.20	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene Lenio, dated as of December 3, 2008	8-K	10.20	12/12/08

*10.20.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Marlene J. Lenio	10-Q	10.20.1	05/17/10

*10.21	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig Phythyon, dated as of December 3, 2008	8-K	10.21	12/12/08

*10.21.1	Amendment of the December 3, 2008 Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Craig M. Phythyon	10-Q	10.21.1	05/17/10

*10.22	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr., dated as of December 3, 2008	8-K	10.22	12/12/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.22.1	Amendment of the December 3, 2008 Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stephen A. Telego, Sr.	10-Q	10.22.1	05/17/10

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of June 1, 2010	8-K	10.23	06/02/10

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of June 1, 2010	8-K	10.25	06/02/10

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended June 25, 2014	10-K	10.31.1	03/24/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012	8-K	10.31.2	10/03/12

*10.31.2.1	Amendment of Severance Agreement of James Gasior, dated as of June 25, 2014	10-Q	10.31.2.1	08/12/14

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012	8-K	10.31.3	10/03/12

*10.31.4	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of June 1, 2010	8-K	10.31.4	10/03/12

10.32	[Reserved]

10.33	[Reserved]

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012	8-K	10.34	10/03/12

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	11/03/14

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	10-Q	10.36.3	08/11/15

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

10.37.2	Form of incentive stock option award under the 2015 Director Equity Plan	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: November 12, 2015
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: November 12, 2015
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)