Form 10-K
period 2015-12-31
CORTLAND BANCORP INC
filed 2016-03-24
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Based upon the closing price of the registrant’s common stock on June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $58,364,246. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

The number of shares outstanding of the issuer’s classes of common stock as of March 14, 2016: 4,404,783 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on May 24, 2016 are incorporated by reference into Part III.

Form 10-K for the Year Ended December 31, 2015

PART I

Item l. Business

THE CORPORATION

CORTLAND BANCORP

Cortland Bancorp (the Company) was incorporated under the laws of the State of Ohio in 1984, as a one bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHC Act). The principal activity of the Company is to own, manage and supervise The Cortland Savings and Banking Company (Cortland Banks or the Bank). The Company owns all of the outstanding shares of the Bank.

The Company has made an election to be a financial holding company.  The Company is regulated by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Consumer Financial Protection Bureau (CFPB). The BHC Act provides generally for “umbrella” regulation of financial holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (SEC) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

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

Full service banking business is conducted at a total of thirteen offices, seven of which are located in Trumbull County, Ohio. The remaining offices are located throughout Portage, Ashtabula, and Mahoning Counties in Ohio. There are also two financial service centers located in Beachwood, Ohio, Cuyahoga County, and Fairlawn, Ohio, Summit County.

The Bank’s main administrative and banking office is located at 194 West Main Street, Cortland, Ohio.

The Bank, as a state chartered banking organization and member of the Federal Reserve, is subject to periodic examination and regulation by the Federal Reserve, the State of Ohio Division of Financial Institutions (Ohio Division) and the CFPB. These examinations, which include such areas as capital, liquidity, asset quality, management practices and other aspects of the Bank’s operations, are primarily for the protection of the Bank’s depositors.  In addition to these regular examinations, the Bank must furnish periodic reports to regulatory authorities containing a full and accurate statement of its affairs. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

The Bank provides brokerage and investment services through an arrangement with Investment Professionals, Inc. Under this arrangement, financial advisors can offer customers an extensive range of investment products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities and equity research and recommendations. Through Investment Professionals, Inc., the Bank also offers asset management services to customers. Beginning in 2016, the Bank partnered with LPL Financial and the Ellsworth Group to offer brokerage and advisory services through the brand Cortland Private Wealth Management.

CSB MORTGAGE COMPANY, INC.

CSB Mortgage Company, Inc. (CSB) was formed as an Ohio corporation in December 2011. It is a wholly-owned subsidiary of Cortland Banks and functioned as the originator of wholesale mortgage loans and the seller of company-wide mortgage loans in the secondary mortgage market.  Its operations were significantly curtailed in September 2013, and substantially all loans were sold during the fourth quarter of 2013. The operations of the subsidiary were conducted at the Bank’s main office at 194 West Main Street, Cortland, Ohio. It was inactive at December 31, 2015.

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

EMPLOYEES

As of December 31, 2015, the Company, through the Bank, employed 148 full-time and 15 part-time employees. The Company provides its employees with a full range of benefit plans and considers its relations with its employees to be satisfactory.

GENERAL LENDING POLICY

The Bank’s lending policy is designed to provide a framework which will meet the credit needs and interests of the community and the Bank. It is the Bank’s objective to make loans to credit-worthy customers that benefit their interests. The loans made by the Bank are subject to the guidelines established in the loan policy that is approved by the Bank’s Board of Directors.

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

Further information can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7.

SUPERVISION AND REGULATION

The Company and the Bank are subject to federal and state banking laws that are intended to protect depositors and borrowers, not shareholders. Changes in federal and state banking laws, including statutes, regulations, and policies of the bank regulatory agencies, could have a material adverse impact on our business and prospects. Federal and state laws applicable to holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters. The Company and the Bank are subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include, but are not limited to, state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act. In addition to minimum capital requirements, federal law imposes other safety and soundness standards having to do with such things as internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation and benefits. The following discussion of bank supervision and regulation is qualified in its entirety by reference to the statutory and regulatory provisions discussed.

The Company is a financial holding company and a bank holding company within the meaning of the BHC Act. As such, the Company is subject to regulation, supervision, and examination by the Federal Reserve, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. The Bank is subject to regulation and supervision by the Ohio Division. As a member bank of the Federal Reserve, the Bank is also subject to regulation and supervision by the Federal Reserve. The Bank is examined periodically by the Federal Reserve and by the Ohio Division to test compliance with various regulatory requirements. If as a result of examination the Federal Reserve or the Ohio Division determines that a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory, or that the bank or its management is in violation of any law or regulation, the bank regulatory agencies may take a number of remedial actions. In addition, the Bank is subject to regulation and examination by the CFPB established by the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 (the Dodd-Frank Act).  Bank regulatory agencies make regular use of their authority to take formal and informal supervisory actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses and for violations of any law, rule, or regulation, or any condition imposed in writing by the appropriate federal banking regulatory authority. Potential supervisory and enforcement actions include appointment of a conservator or receiver, issuance of a cease-and-desist order that could be judicially enforced, termination of a bank’s deposit insurance, imposition of civil money penalties, issuance of directives to increase capital, entry into formal or informal agreements, including memoranda of understanding, issuance of removal and prohibition orders against institution- affiliated parties, and enforcement of these actions through injunctions or restraining orders.

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

Acquisitions. The BHC Act requires every bank holding company to obtain approval of the Federal Reserve to acquire ownership or control of any voting shares of another bank or bank holding company, if after the acquisition the acquiring company would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of the shares); acquire all or substantially all of the assets of another bank; or merge or consolidate with another bank holding company.  The Federal Reserve will consider anticompetitive effects of the proposed transaction, capital adequacy and other financial and managerial factors, along with the subsidiary banks’ performance under the Community Reinvestment Act of 1977. Approval of the Ohio Division is also necessary to acquire control of an Ohio-chartered bank.

The BHC Act, the Change in Bank Control Act, and the Federal Reserve Regulation Y require advance approval of the Federal Reserve to acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of a class of voting securities of the bank holding company.  Under certain circumstances, control may also be presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities.

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

Nonbanking activities. With some exceptions, the Bank Holding Company Act prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company elects to become a financial holding company.  The Company is a financial holding company.  No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

Activities that are “financial in nature” include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency;
•	merchant banking; and
•	activities that the Federal Reserve Board has determined to be closely related to banking.

Capital.  Risk-based capital requirements.  Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted.  The Federal Reserve has adopted risk-based capital guidelines for financial holding companies as well as state banks that are members of the Federal Reserve Bank.  The Office of the Comptroller of the Currency and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively.  The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets.  Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

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

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4%.

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

For institutions with less than $250 billion in assets, the final rules also allow a one-time opportunity to permanently opt-out of a requirement to include all components of accumulated other comprehensive income in the capital calculation. To avoid the possibility of extreme market volatility in determining capital adequacy, the Company and the Bank have elected to opt-out.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625%.  The implementation of Basel III is not expected to have a material impact on the Company’s or the Bank’s capital ratios.

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

The capital of the Company and the Bank as of December 31, 2015 were as follows:

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes		To be capitalized under prompt corrective action regulations
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Consolidated	$56,922	12.78%	$20,043	4.5%	N/A	N/A
Bank	53,086	12.01%	19,887	4.5%	$28,726	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	61,922	13.90%	26,723	6.0%	N/A	N/A
Bank	53,086	12.01%	26,517	6.0%	35,355	8.0%
Total capital (to risk-weighted assets)
Consolidated	67,199	15.09%	35,631	8.0%	N/A	N/A
Bank	64,363	14.56%	35,355	8.0%	44,194	10.0%
Tier 1 capital (to average assets)
Consolidated	61,922	10.62%	23,314	4.0%	N/A	N/A
Bank	53,086	9.17%	23,163	4.0%	28,954	5.0%

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

In addition, the FDIC has proposed changing the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years.  The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years; update the financial measures used in the financial ratios method consistent with the statistical model; and eliminate risk categories for established small banks and using the financial ratios method to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

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

Loans to insiders. The authority of the Bank to extend credit to insiders –meaning executive officers, directors, and greater than 10% shareholders – or to entities those persons control, is subject to section 22(g) and section 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. These laws require that insider loans be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to insiders based in part on the bank’s capital position, and require specified approval procedures. Loans to an individual insider may not exceed the general legal limit on loans to any one borrower. The aggregate of all loans to all insiders may not exceed the bank’s unimpaired capital and surplus. Insider loans exceeding the greater of 5% of capital or $25,000 must be approved in advance by a majority of the board, with any interested director not participating in the voting. Loans to executive officers are subject to additional limitations based on the purpose of the loan. A violation of these restrictions could result in the assessment of substantial civil money penalties, the imposition of a cease-and-desist order, or other regulatory sanctions.

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

The USA PATRIOT Act of 2001 requires financial institutions to establish due diligence policies, procedures, and controls reasonably designed to detect and report money laundering through correspondent accounts and private banking accounts, share information with law enforcement about individuals, entities, and organizations engaged in or suspected of engaging in terrorist acts or money laundering activities, and comply with regulations setting forth minimum standards regarding customer identification. These regulations require financial institutions to implement reasonable procedures for verifying the identity of any person seeking to open an account, maintain records of the information used to verify the person’s identity, and consult lists of known or suspected terrorists and terrorist organizations provided to the financial institution by government agencies.

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

AVAILABLE INFORMATION

The Company files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 Amended. The Company’s website is www.cortland-banks.com. The Company makes available through its website, free of charge, the reports filed with the SEC, as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials filed with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

Like all financial companies, the Company’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors could materially impact our business and future results of operations.

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of its customers to repay loans and the value of the collateral securing its loans.

Our success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond the Company’s control may adversely affect its deposit levels and composition, demand for loans, the ability of its borrowers to repay their loans and the value of the collateral securing the loans it makes.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of its customers to repay loans.  Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.

The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition and results of operations.

The Federal Reserve Board, Congress, the Treasury, the FDIC and others have taken numerous actions in the past to address the liquidity and credit issues in the financial markets. These measures included actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector. Further regulations or legislations could have adverse effects on our business by increasing expenses or limiting our business.  Further, renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect our ability to attract and retain new customers.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act and regulations adopted under it constituted a major change in the financial services industry throughout the United States and have significantly impacted the way in which the Company conducts business.  Some provisions of the Dodd-Frank Act remain to be implemented and interpreted by the banking regulators and the SEC, and the full effect of that law is not yet known.  Nonetheless, the parts of the law and regulations that have been implemented have already resulted in increased compliance costs and may result in increased fees paid to regulators, as well as restrictions on the operations of the Company, all of which may have a material adverse effect on our results of operations and financial condition.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the provisions that may have an effect on our business that has not yet been fully experienced are the following:

●	creation of Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;
●	new capital regulations for bank holding companies have been adopted, which impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;
●	the assessment base for determining deposit insurance premiums has been expanded to include liabilities other than just deposits; and
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

Over the last few years, structured investments, like our collateralized debt obligations, have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles. These conditions have resulted in our recognizing impairment charges on certain investment securities during 2012 and 2013. Given recent market conditions and changing economic factors, we may be required to recognize additional impairment changes on securities held in our investment portfolio in the future.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse effect on us. As of December 31, 2015, 93.1% of our loan portfolio consisted of commercial, commercial real estate, real estate construction and installment, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that do not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are a significant number of financial institution failures or changes in the method of calculating premiums, we may be required to pay higher FDIC premiums. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

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

The Bank’s necessary dependence upon automated systems to record and process the bank’s transaction volumes poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. The Bank may also be subject to disruptions of the operating system arising from events that are beyond the bank’s control (for example, computer viruses, cyber attacks preventing customer access, electrical or telecommunications outages, natural disasters, terrorism or international hostilities). The Bank is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as the Bank). These disruptions may interfere with service to the Bank’s customers, cause additional regulatory scrutiny and result in a financial loss or liability.

Further, we may be affected by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of our debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on our results of operations.

Our assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

Item 2. Properties

The Company’s operations are conducted at 194 West Main Street, Cortland, Ohio.

Full service banking business is conducted at a total of thirteen offices, including:

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
CANFIELD 3615 Boardman-Canfield Road Canfield, Ohio 44406 330-941-5867

The Bank’s main and administrative office is located at 194 West Main Street, Cortland, Ohio. The Bank leases two financial service centers in Beachwood, Ohio and Fairlawn, Ohio. The Hubbard, Niles Park Plaza and Boardman offices are leased, while all of the other offices are owned by Cortland Banks.

Item 3. Legal Proceedings

The Bank is involved from time to time in legal actions arising in the ordinary course of the Bank’s business. In the opinion of management, the outcomes from such legal proceedings, either individually or in the aggregate, are not expected to have any material effect on the Company.

Item 4. Mine Safety Disclosures – Not applicable

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 24, 2016 are as follows:

Name	Age	Position Held
James M. Gasior	56	President, Chief Executive Officer and Director
Timothy Carney	50	Executive Vice President, Chief Operations Officer and Director
David J. Lucido	58	Senior Vice President and Chief Financial Officer
Stanley P. Feret	55	Senior Vice President and Chief Lending Officer

Principal Occupation and Business Experience of Executive Officers

During the past five years the business experience of each of the executive officers has been as follows:

Mr. Gasior has been President and Chief Executive Officer of the Company and the Bank since November 2, 2009. Mr. Gasior is a director of the Company and the Bank since November 2005.

Mr. Carney has been Executive Vice President and Chief Operating Officer of the Company and the Bank since November 2, 2009. Mr. Carney is a director of the Company and the Bank since November 2009.

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

The Company files quarterly reports on Form 10-Q, an annual report on Form 10-K, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements, with the SEC pursuant to section 13(a) or (15)d of the Exchange Act. In 2016, the Company’s quarterly reports will be filed within 45 days of the end of each quarter, and the Company’s annual report will be filed within 90 days of the end of the year. Any person may access these reports and statements free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, by visiting our web site at www.cortland-banks.com or by writing to:

Deborah L. Eazor

Cortland Bancorp

194 West Main Street

Cortland, Ohio 44410

The SEC also maintains a website at www.sec.gov where our filings and other information may be obtained free of charge.

The Company’s common shares trade on the OTCQX under the symbol CLDB. The following brokerage firm is known to be relatively active in trading the Company’s common shares:

Boenning & Scattergood

9916 Brewster Lane

Powell, OH 43065

Telephone: 866-326-8113

The following table shows the dividends declared during the periods indicated and the prices at which the common shares of the Company have actually been purchased and sold in market transactions. The range of market prices is compiled from data available from the OTCQX, a financial marketplace for 10,000 U.S. and global securities that recently expanded to include financial institutions that meet the capital requirements and disclosure commitments as established by the OTC.  The data may not necessarily represent all transactions. As of March 14, 2016, the Company had approximately 1,346 shareholders of record.

	Price Per Share			Cash Dividends
	High	Low	Close	Declared Per Share
2015
Fourth Quarter	$15.90	$14.31	$15.90	$0.06
Third Quarter	15.00	13.00	14.31	0.06
Second Quarter	15.60	14.15	14.15	0.06
First Quarter	16.00	15.16	15.30	0.06
2014
Fourth Quarter	$15.95	$13.50	$15.75	$0.05
Third Quarter	13.85	11.80	13.50	0.05
Second Quarter	13.00	10.51	11.90	0.05
First Quarter	11.00	10.25	10.60	0.03
2013
Fourth Quarter	$10.75	$9.40	$10.25	$0.03
Third Quarter	10.48	9.10	9.45	0.03
Second Quarter	10.85	9.95	10.00	0.03
First Quarter	11.00	9.75	10.40	0.03

For current share prices, please access our website at www.cortland-banks.com.

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2016 is $4.4 million plus 2016 profits retained up to the date of the dividend declaration.

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

Please contact our transfer agent directly for assistance in changing your address, elimination of duplicate mailings, transferring shares or replacing lost, stolen or destroyed share certificates. Other questions regarding your status as a shareholder of the Company may be addressed to the Company as indicated above.

The following table shows information relating to the repurchase of shares of the Company’s common stock during the quarter ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
October	—	$—	—	135,095
November	37,900	15.67	37,900	97,195
December	20,261	15.78	20,261	—
Total	58,161	$15.03	58,161	—

* On March 24, 2015, the Company’s Board of Directors approved a Stock Repurchase Program. The program allowed the Company to purchase up to 200,000 shares with an expiration date of December 31, 2015. (See footnote 18 to the Consolidated Financial Statements.)

The Company did not sell any of its shares without registration during 2015, 2014 or 2013.

Item 6. Selected Financial Data

	(In thousands of dollars, except for ratios and per share amounts)
	Years Ended December 31,
SUMMARY OF OPERATIONS	2015	2014	2013	2012	2011
Total interest income	$21,113	$20,665	$20,060	$21,015	$21,110
Total interest expense	2,607	2,884	3,404	4,071	4,732
Net interest income (NII)	18,506	17,781	16,656	16,944	16,378
Provision for loan losses	455	1,638	650	3,020	1,196
NII after loss provision	18,051	16,143	16,006	13,924	15,182
Security gains (losses) including impairment losses	64	915	(1,234)	(157)	680
Mortgage banking gains	785	440	1,491	1,772	162
Other income	3,060	2,772	2,488	2,573	2,607
Total non-interest income	3,909	4,127	2,745	4,188	3,449
Total non-interest expenses	16,363	15,499	16,879	15,357	13,366
Income before tax expense (benefit)	5,597	4,771	1,872	2,755	5,265
Federal income tax expense (benefit)	1,219	902	88	(158)	1,193
Net income	$4,378	$3,869	$1,784	$2,913	$4,072
PER COMMON SHARE DATA (1)
Earnings per share	$0.97	$0.85	$0.39	$0.64	$0.90
Cash dividends declared per share	0.24	0.18	0.12	0.03	—
Book value	12.87	12.33	10.94	10.93	10.10
BALANCE SHEET DATA
Assets	$612,443	$568,932	$556,918	$582,240	$519,830
Investment securities	162,035	170,108	168,133	184,646	185,916
Loans held for sale	4,033	632	656	24,756	947
Loans	394,254	360,185	346,833	317,282	289,096
Allowance for loan losses	5,194	5,202	3,764	3,825	3,058
Deposits	496,404	456,761	448,669	476,901	422,765
Borrowings	44,499	44,759	46,404	46,051	42,273
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	56,684	55,852	49,535	49,452	45,719
AVERAGE BALANCES
Assets	$568,897	$542,542	$540,510	$528,075	$493,728
Investment securities	166,155	175,000	181,051	183,514	186,872
Loans	356,105	325,747	306,411	287,723	260,755
Loans held for sale	2,504	814	12,003	13,311	325
Deposits	454,920	428,468	435,550	424,337	395,561
Borrowings	43,761	46,886	44,127	44,054	43,734
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	56,625	53,648	49,449	48,598	44,589
ASSET QUALITY RATIOS
Loan charge-offs	$(723)	$(594)	$(1,022)	$(2,415)	$(832)
Recoveries on loans	260	394	311	162	193
Net charge-offs	$(463)	$(200)	$(711)	$(2,253)	$(639)
Net charge-offs as a percentage of average total loans	0.13%	0.06%	0.23%	0.78%	0.25%
Loans 30+ days delinquent as a percentage of total loans	1.80%	2.22%	0.54%	0.94%	1.01%
Nonperforming loans	$11,542	$9,237	$6,120	$5,668	$4,714
Nonperforming securities	778	779	1,203	674	1,542
Other real estate owned	61	40	33	145	437
Total nonperforming assets	$12,381	$10,056	$7,356	$6,487	$6,693
Allowance for loan losses as a percentage of non-performing loans	45.00%	56.32%	61.50%	67.48%	64.87%
Nonperforming assets as a percentage of:
Total assets	2.02%	1.77%	1.32%	1.11%	1.29%
Equity plus allowance for loan losses	20.01	16.47	13.80	12.16	13.70
Tier I capital	19.99	17.13	13.39	12.01	12.94
FINANCIAL RATIOS
Return on average equity	7.73%	7.21%	3.61%	5.99%	9.13%
Return on average assets	0.77	0.71	0.33	0.55	0.82
Effective tax rate	21.78	18.91	4.70	(5.74)	22.66
Average equity-to-average asset ratio	9.95	9.89	9.15	9.20	9.03
Tangible equity ratio	10.62	10.66	10.35	9.63	10.39
Cash dividend payout ratio	24.74	21.18	30.77	4.69	—
Net interest margin	3.65	3.67	3.41	3.58	3.72

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

	(Fully taxable equivalent basis in thousands of dollars)
	2015			2014			2013
	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate
Interest-earning assets:
Interest-earning deposits and other earning assets	$5,930	$19	0.32%	$6,686	$21	0.31%	$10,010	$30	0.29%
Available-for-sale securities (Note 1, 2, 3):
U.S. Treasury and other U.S. Government agencies and corporations	11,356	301	2.65%	9,004	210	2.33%	6,551	130	1.98%
States of the U.S. and political subdivisions - taxable	4,665	162	3.47%	4,779	165	3.45%	4,690	157	3.35%
States of the U.S. and political subdivisions - nontaxable	45,169	2,211	4.90%	44,157	2,182	4.94%	37,356	1,878	5.03%
U.S. Government mortgage-backed pass through certificates	91,017	1,836	2.02%	103,228	2,230	2.16%	110,186	1,928	1.75%
U.S. Government-guaranteed small business administration pools	1,248	18	1.44%	—	—	—	—	—	—
Other securities	4,702	153	3.25%	6,200	197	3.18%	16,929	414	2.45%
Total available-for-sale securities	158,157	4,681	2.96%	167,368	4,984	2.98%	175,712	4,507	2.56%
Trading securities (Note 1, 2, 3)	7,998	362	4.53%	7,632	397	5.20%	5,339	230	4.31%
Loans (Note 1, 2, 3, 4)	358,609	16,933	4.72%	326,561	16,154	4.95%	318,414	16,032	5.03%
Total interest-earning assets	530,694	$21,995	4.14%	508,247	$21,556	4.24%	509,475	$20,799	4.08%
Noninterest-earning assets:
Cash and due from banks	7,399			7,229			7,476
Premises and equipment	7,165			6,553			6,680
Other assets	23,639			20,513			16,879
Total assets	$568,897			$542,542			$540,510
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$110,130	$269	0.24%	$92,338	$178	0.19%	$91,386	$177	0.19%
Savings	113,885	67	0.06%	114,955	67	0.06%	117,808	83	0.07%
Time	132,877	1,332	1.00%	130,245	1,449	1.11%	140,585	1,842	1.31%
Total interest-bearing deposits	356,892	1,668	0.47%	337,538	1,694	0.50%	349,779	2,102	0.60%
Borrowings:
Securities sold under agreement to repurchase	4,082	4	0.10%	4,141	3	0.07%	3,453	3	0.09%
Subordinated debt	5,155	91	1.75%	5,155	88	1.70%	5,155	90	1.75%
Federal Home Loan Bank advances - short term	14,674	40	0.27%	17,541	156	0.89%	4,559	7	0.15%
Federal Home Loan Bank advances - long term	25,005	804	3.22%	25,204	943	3.74%	36,115	1,202	3.33%
Total borrowings	48,916	939	1.92%	52,041	1,190	2.29%	49,282	1,302	2.64%
Total interest-bearing liabilities	405,808	$2,607	0.64%	389,579	$2,884	0.74%	399,061	$3,404	0.85%
Noninterest-bearing liabilities:
Demand deposits	98,028			90,930			85,771
Other liabilities	8,436			8,385			6,229
Shareholders' equity	56,625			53,648			49,449
Total liabilities and shareholders' equity	$568,897			$542,542			$540,510
Net interest income		$19,388			$18,672			$17,395
Net interest rate spread (Note 5)			3.50%			3.50%			3.23%
Net interest margin (Note 6)			3.65%			3.67%			3.41%

Note 1 –	Includes both taxable and tax exempt securities and loans.
Note 2 –

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $24,000 and $858,000, respectively, for December 31, 2015; $34,000 and $857,000, respectively, for December 31, 2014; and $39,000 and $700,000, respectively, for December 31, 2013.

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

Note 4 –	Interest earned on loans includes net loan fees of $486,000 in 2015, $487,000 in 2014 and $292,000 in 2013.
Note 5 –	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
Note 6 –	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

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

CORPORATE PROFILE

The Company, with total assets of approximately $612.4 million at December 31, 2015, is a bank holding company headquartered in Cortland, Ohio whose principle activity is to manage, supervise and otherwise serve as a source of strength to the Bank.

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

2015 OVERVIEW

In 2015, the Company’s net income was $4.4 million compared to $3.9 million in 2014. Amid more rigorous regulatory standards and an uncertain economy, the Company continues to follow its core strategic direction. Operating results reflect its commitment to growing loans and deposits in the markets in which it operates and in producing consistent positive earnings.

The Company’s financial results for 2015 were affected by these notable specific factors:

●	Earnings per share for 2015 were $0.97, compared to $0.85 per share for 2014.
●

For 2015, net interest income increased 4.1% to $18.5 million, compared to $17.8 million for 2014. Net interest margin contracted by 2 basis points to 3.65% for the full year, compared to 3.67% for 2014. The Company continues to manage its balance sheet in this historically low interest rate environment in preparation for an eventual increase in interest rates.

●	Total loans increased by $34.1 million, or 9.5%, to $394.3 million at December 31, 2015, compared to $360.2 million a year ago.
●

Non-performing loans as a percentage of total loans were 2.9% increasing from 2.6% at the end of the prior year. In spite of the increase in non-performing loans at quarter end, asset quality remained strong with total non-performing assets representing only 2.02% of total assets.

●	The Company and the Bank remained well-capitalized, with total risk-based capital to risk-weighted assets of 15.09% and 14.56%, respectively.
●	Reflecting the continued confidence supported by stable revenues from core operations, increasing loan production, and improving capital levels, the Company paid cash dividends of $0.24 per share.

In the midst of earnings pressures brought on by economic instability, interest rate compression and increased competition, the Company devoted substantial attention in 2015 and 2014 to profit improvement measures and balance sheet positioning. The Company’s management team continues to focus on measures designed to maintain capital and to provide for adequate liquidity for lending and business development purposes. New strategies are being pursued to improve market penetration and product expansion, with the objective of increasing both the interest income and non-interest income revenue base.

Total shareholders’ equity at December 31, 2015 was $56.7 million, representing a ratio of equity capital to total assets of 9.3%. In comparison, total shareholders’ equity was $55.9 million at December 31, 2014, representing a ratio of equity capital to total assets of 9.8%. A component of shareholders’ equity is accumulated other comprehensive income (loss), which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale. Net unrealized losses on available-for-sale investment securities, net of tax, were $147,000 at December 31, 2015, compared with net unrealized gains, net of tax, of $359,000 at December 31, 2014. Such unrealized gains or losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

Return on average equity was 7.7% in 2015, compared to 7.2% in 2014, while return on average assets measured 0.8% in 2015 and 0.7% in 2014. Book value per share increased by $0.54 to $12.87 at December 31, 2015 from $12.33 at December 31, 2014. The price of the Company’s common shares traded in a range between a low of $13.00 and a high of $16.00, closing the year at $15.90 per share.

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

Core earnings, which exclude the OTTI charge and certain other non-recurring items, were $4.4 million in 2015 compared to $3.7 million in 2014 and $3.5 million in 2013. Core earnings per share were $0.97 in 2015, $0.83 in 2014 and $0.77 in 2013.

The following is a reconciliation between core earnings and earnings under GAAP:

	(Amounts in thousands, except per share data)
	Years Ended December 31,
	2015	2014	2013
GAAP earnings	$4,378	$3,869	$1,784
Impairment losses on investment securities (net of tax)	—	—	1,290
Investment gains not in the ordinary course of business (net of tax) *	—	(127)	—
Expenses relating to reorganization - (net of tax)**	—	—	254
Expenses relating to curtailment of mortgage banking activities (net of tax)	—	—	165
Core earnings	$4,378	$3,742	$3,493
Core earnings per share	$0.97	$0.83	$0.77

*	The gains in 2014 are from the sale of securities due to the Volcker Rule.
**	Retail branch staff realignment and middle management restructure.

Although the provision for loan losses is considered core earnings, it is worthy of note that $1.3 million of the $1.6 million provision in 2014 relates to a specific provision on loans to one related group of entities.

BALANCE SHEET COMPOSITION

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets at December 31 for the periods indicated. Average assets totaled $568.9 million in 2015 compared to $542.5 million in 2014 and $540.5 million in 2013.

	December 31,
	2015	2014	2013
Sources of Funds:
Deposits:
Non-interest bearing	17.2%	16.8%	15.9%
Interest bearing	62.7	62.2	64.7
Long-term debt and other borrowings	7.7	8.6	8.2
Subordinated debt	0.9	1.0	1.0
Other non-interest bearing liabilities	1.5	1.5	1.0
Shareholders' equity	10.0	9.9	9.2
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans, including loans held for sale	63.0%	60.2%	58.9%
Securities	29.2	32.3	33.5
Interest-earning deposits and other assets	1.0	1.2	1.9
Bank-owned life insurance	3.0	3.0	2.7
Partnerships and other investments	1.0	0.3	0.3
Other non-interest earning assets	2.8	3.0	2.7
Total	100.0%	100.0%	100.0%

Deposits continue to be the Company’s primary source of funding. During 2015, the relative mix of deposits has remained steady with interest-bearing being the main source. Average non-interest bearing deposits totaled 21.6% of total average deposits in 2015, compared to 21.2% in 2014 and 19.7% in 2013. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The Company primarily invests funds in loans and securities. Prior to 2008, securities were the largest component of the Company’s mix of invested assets. Since then, loans have become the largest component. Average securities decreased $8.8 million, or 5.1%, to $166.2 million during 2015 from $175.0 million in 2014, while average loans increased by $32.0 million, or 9.8%, to $358.6 million during 2015 from $326.6 million in 2014.

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

Gross income that would have been recorded in 2015 on these nonperforming loans, had they been in compliance with their original terms, was $749,000. Interest income that actually was included in income on these loans amounted to $481,000. In addition to nonperforming loans, nonperforming assets include nonperforming investment securities. Gross income that would have been recorded in 2015 on nonperforming investments, had they been in compliance with their original terms, was $33,000. Interest income that actually was included in income on these investments amounted to $27,000. There are no accruing loans which are contractually past due 90 days or more as to principal or interest payments.

The following table depicts the trend in these potentially problematic asset categories:

	(Amounts in thousands)
	December 31,
	2015	2014	2013	2012	2011
Non-accrual loans:
Commercial	$1,196	$1,824	$98	$49	$70
Commercial real estate	2,176	2,247	1,279	2,336	1,470
Residential real estate	1,252	1,331	481	489	842
Consumer - home equity	262	149	72	72	111
Consumer - other	—	6	16	27	1,073
Total non-accrual loans	4,886	5,557	1,946	2,973	3,566
Investment securities	778	779	1,203	674	1,542
Other real estate owned	61	40	33	145	437
Troubled debt restructured loans	6,656	3,680	4,174	2,695	1,148
Nonperforming assets	$12,381	$10,056	$7,356	$6,487	$6,693
Loans past due greater than 30 days or on nonaccrual	$7,242	$8,201	$2,176	$3,248	$4,051

	December 31,
	2015	2014	2013	2012	2011
Non-accrual loans as a percentage of total loans	1.24%	1.54%	0.56%	0.94%	1.23%
Nonperforming assets as a percentage of total assets	2.02%	1.77%	1.32%	1.11%	1.29%
Nonperforming assets as a percentage of equity capital plus allowance for loan losses	20.01%	16.47%	13.80%	12.16%	13.70%

As of December 31, 2015, there were $3.1 million in loans not included in this table where known information about borrowers’ possible credit problems caused management to have some doubts as to the ability of these borrowers to comply with present loan payment terms and which may result in disclosure of such loans in this table.

Loans accounted for on a non-accrual basis ranged from a high of $5.6 million in 2014 to a low of $1.9 million in 2013. Non-accrual loans in 2015 of $4.9 million is higher than the average of the past five years, which is $3.8 million. The increase in non-accrual loans from 2013 is mainly due to loans to one related group in both the commercial and commercial real estate categories. The increase in residential real estate is one loan for $1.0 million. The total of all loans past due more than 30 days or on non-accrual ranged from a low of $2.2 million in 2013 to a high of $8.2 million in 2014. Loans charged-off, net of recoveries, was $463,000 for 2015, compared to $200,000 for 2014, $711,000 for 2013, $2.3 million for 2012 and $639,000 for 2011. The resulting ratios do not indicate any trends of concern from management’s perspective.

Troubled-debt restructured loans are loans that have been modified when economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. In 2015, $3.2 million in new troubled debt restructurings were added. There were none added in 2014 and $2.8 million in 2013.

In 2015, the provision for loan losses was $455,000, as general economic conditions improved and the Company’s credit quality remained strong. In 2014, the provision for loan losses was $1.6 million, with $1.3 million of the reserve in the commercial loan category relating to one affiliated group. In 2013, the provision for loan losses was $650,000. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

At December 31, 2015, there was $778,000 of the Company’s holdings in trust preferred securities considered to be in non-accrual status. The quarterly interest payments for both of its investments in trust preferred securities had been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. In September of 2012, the Company sold 14 of its 29 positions in trust preferred securities, 11 of which were in non-accrual status. In February of 2014, the Company completed the sale of 9 of the remaining 11 trust preferred securities.

RESULTS OF OPERATIONS

Analysis of Net Interest Income - Years Ended December 31, 2015 and 2014

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $19.4 million for 2015 and $18.7 million for 2014. The resulting net interest margin was 3.65% for 2015 and 3.67% for 2014.

The increase in interest income, on a fully taxable equivalent basis, of $439,000 is the product of a 4.4% year-over-year increase in average earning assets offset somewhat by a 10 basis point decrease in yield. The decrease in interest expense of $277,000 was a product of a 10 basis point decrease in rates paid and a 4.2% increase in average interest-bearing liabilities. The net result was a 3.8% increase in net interest income on a fully taxable equivalent basis, and a 2 basis point decrease in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $338,000, or 6.3%. The average invested balances in these securities decreased by $8.8 million, or 5.1%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 3 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities. Any reinvestment into the securities portfolio may serve to decrease the yield due to the current low rate environment. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans increased by $779,000, or 4.8%, for 2015 compared to the same period in 2014. A $32.0 million increase in the average balance of the loan portfolio, or 9.8%, was accompanied by a 23 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is at historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income decreased by $2,000, or 9.5%, from the same period a year ago. The average balance of interest-earning deposits decreased by $756,000, or 11.3%. The yield increased by 1 basis point from 2014 to 2015. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $17.8 million, or 19.3%, while average savings balances decreased by $1.1 million, or 0.9%. Total interest paid on interest-bearing demand deposits and money market accounts was $269,000, a $91,000 increase from last year. The yield increased 5 basis points from 2014 to 2015. Total interest paid on savings accounts was $67,000, which is unchanged from 2014. The average rate paid on savings accounts remained the same at 0.06%. The average balance of time deposit products increased by $2.6 million, or 2.0%, as the average rate paid decreased by 11 basis points, from 1.11% to 1.00%. Interest expense decreased on time deposits by $117,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt decreased by $3.1 million while the average rate paid on borrowings decreased by 37 basis points. Management has refinanced $4.0 million of long-term borrowings at their respective 2015 maturity dates at substantially lower rates and continues to utilize short-term borrowings to bridge liquidity gaps. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Analysis of Net Interest Income — Years Ended December 31, 2014 and 2013

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

The increase in interest income, on a fully taxable equivalent basis, of $757,000 was the product of a 16 basis point increase in interest rates earned offset somewhat by a 0.2% year-over-year decrease in average earning assets. The decrease in interest expense of $520,000 was a product of an 11 basis point decrease in rates paid and a 2.4% decrease in average interest-bearing liabilities. The net result was a 7.3% increase in net interest income on a fully taxable equivalent basis, and a 26 basis point increase in the Company’s net interest margin on a stable asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $644,000, or 13.6%. The average invested balances in these securities decreased by $6.1 million, or 3.3%, from 2013. The decrease in the average balance of investment securities was accompanied by a 45 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans. Any reinvestment into the securities portfolio may serve to decrease the yield due to the current low rate environment. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

Other interest income decreased by $9,000, or 30.0%, from 2013. The average balance of interest-earning deposits decreased by $3.3 million, or 33.2%. The yield increased by 2 basis points from 2013 to 2014. Management intended to remain fully invested, minimizing on-balance sheet liquidity.

As the Company is located in the heart of the Utica Shale geography, material deposit growth was experienced in the latter part of 2012 as a result of customers receiving signing bonuses for the lease of mineral rights. Nearly $40 million in new deposits had been attributed to these bonuses. In the first half of 2013, nearly half of these funds were withdrawn by customers affecting primarily the time deposit category. During 2014, average interest-bearing demand deposits and money market accounts increased by $952,000, or 1.0%, while average savings balances decreased by $2.9 million, or 2.4%. Total interest paid on interest-bearing demand deposits and money market accounts was $178,000, a $1,000 increase from 2013. The yield did not change from 2013 to 2014. Total interest paid on savings accounts was $67,000, a $16,000 decrease from 2013. The average rate paid on savings accounts decreased by 1 basis point. The average balance of time deposit products decreased by $10.3 million, or 7.4%, as the average rate paid decreased by 20 basis points, from 1.31% to 1.11%. Interest expense decreased on time deposits by $393,000 from 2013. Customers were opting for more liquid accounts versus time deposits in this low rate environment. As time deposits matured, the balances were reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company experienced a flattening on a linked quarter basis. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt increased by $2.8 million while the average rate paid on borrowings decreased by 35 basis points. During 2014, management refinanced long-term borrowings at their respective maturity dates, taking advantage of continuing low rates. Management continued to utilize short-term borrowings to bridge liquidity gaps. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

	(Amounts in thousands)
	2015 Compared to 2014			2014 Compared to 2013
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-earning deposits and other money markets	$(2)	$—	$(2)	$(10)	$1	$(9)
Investment securities available-for-sale:
U.S. Government agencies and corporations	60	31	91	54	26	80
Obligations of states and political subdivisions	43	(17)	26	330	(18)	312
Mortgage-backed and related securities	(253)	(141)	(394)	(128)	430	302
U.S. Government-guaranteed small business administration pools	18	—	18	—	—	—
Other securities	(49)	5	(44)	(316)	99	(217)
Trading securities	18	(53)	(35)	113	54	167
Loans	1,536	(757)	779	406	(284)	122
Total interest income change	1,371	(932)	439	449	308	757
Increase (decrease) in interest expense:
Interest-bearing demand deposits	38	53	91	2	(1)	1
Savings deposits	(1)	1	0	(2)	(14)	(16)
Time deposits	29	(146)	(117)	(129)	(264)	(393)
Securities sold under agreements to repurchase	—	1	1	—	—	—
FHLB advances - short term	(22)	(94)	(116)	7	142	149
FHLB advances - long term	(7)	(132)	(139)	(182)	(77)	(259)
Subordinated debt	—	3	3	—	(2)	(2)
Total interest expense change	37	(314)	(277)	(304)	(216)	(520)
Increase (decrease) in net interest income on a taxable equivalent basis	$1,334	$(618)	$716	$753	$524	$1,277

PROVISION FOR LOAN LOSSES, NON-INTEREST INCOME, NON-INTEREST EXPENSE & FEDERAL INCOME TAX

During 2015, 2014 and 2013, the amount charged to operations as a provision for loan loss was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance to a number of specific problem loans through 2015, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial real estate loan portfolio, and accordingly has not added any special provision for these loan types. For the year ended December 31, 2015, the provision for loan losses was $455,000, which was fairly close to net charge-offs of $463,000. For the year ended December 31, 2014, the provision for loan losses was $1.6 million, with net charge-offs of $200,000. Added to the commercial loan portfolio was $1.3 million relating to one affiliated group. For 2013, the provision was $650,000, with net charge-offs of $711,000, which included charge-offs of $710,000 to which a specific reserve of $530,000 was allocated prior to the charge-offs. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially-oriented focus.

The following table provides a detailed analysis of non-interest income:

	(Amounts in thousands)
	December 31,
	2015	2014	2013
Fees for customer services	$2,027	$2,007	$1,935
Mortgage banking gains, net	785	440	1,491
Other real estate gains (losses), net	—	9	(25)
Earnings on bank-owned life insurance	338	336	324
Wealth management income	435	313	218
Other non-interest income	260	107	36
Non-interest income, excluding investment gains	3,845	3,212	3,979
Investment securities available-for-sale gains, net	75	588	535
Trading securities (losses) gains, net	(11)	327	185
Net impairment losses recognized in earnings	—	—	(1,954)
Total non-interest income	$3,909	$4,127	$2,745

Total non-interest income, excluding investment gains and impairment losses, increased by $633,000, or 19.7%, for 2015 compared to a decrease of $767,000, or 19.3%, for 2014. After gains on investment securities and impairment losses, non-interest income decreased by $218,000, or 5.3%, in 2015 compared to an increase of $1.4 million, or 50.3%, in 2014.

Fees for customer services increased by $20,000, or 1.0% in 2015, compared to an increase of $72,000, or 3.7%, in the prior year driven by customer transactions on deposit accounts.

The wholesale mortgage unit, CSB Mortgage Company, which was formed in 2011 specifically as a result of strategic initiatives aimed at improving overall profitability, saw mortgage banking gains reach $1.5 million in 2013 and after curtailment of wholesale activities in late 2013, mortgage banking gains totaled $440,000 in 2014 and $785,000 in 2015 all from the retail arena. Although mortgage banking gains for 2013 were similar to year-ago levels, the application volume driving the revenues declined substantially in 2013. The persistent rise in mortgage rates that began in May 2013 had caused the Company’s application volume to decline. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail origination were closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume.

Wealth management income of $435,000 was recorded in 2015, compared to $313,000 in 2014 and $218,000 in 2013. As a revenue diversification initiative, the Company continues to expand wealth management efforts. Advisors sell non-deposit investment products to customers in the Bank’s branch network through a third-party marketing and sales support provider. As assets under management grow, fee income paid by the third-party provider of non-deposit investment products will continue to enhance non-interest income revenue. The Company is partnering with another third-party provider in 2016 which will add advisory services to the revenue mix.

Net gains on the sale of available-for-sale investment securities decreased by $513,000 in 2015 from year ago levels. Consistent with the balance sheet strategy, the Company periodically reviews its investment portfolio to clean up odd-lot securities and to reduce interest rate risk.  Recent government programs, such as the Home Affordable Refinance Program (HARP), promote prepayment activities in mortgage backed securities, thus cutting short the intended investment performance.  Proactively removing the securities with higher prepayment risk allows the Company to reinvest into securities that produce consistent cash flows. Gains in 2013 were offset by impairment losses of $2.0 million on investment securities which had been previously recognized as impaired and/or which required the Company to maintain a higher level of risk weighted assets for regulatory capital ratio purposes. As stated earlier, the $2.0 million in OTTI losses in 2013 were recognized on $10.5 million of trust preferred securities, a form of collateralized debt obligations. The trust preferred securities were among those considered disallowed under the revised final Volcker Rule, which originated from the Dodd-Frank Act. The inability to hold these securities precipitated the loss recognition at December 31, 2013. In February 2014, the Company completed the sale of all nine of the disallowed investments along with one other permissible holding. This resulted in a gain of approximately $200,000. Trading securities gains decreased by $338,000, reflective of the decline in the secondary market activity for municipal securities in which the trading account operated. The trading account was initiated in the second quarter of 2013. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The following table provides a summary of non-interest expenses:

	(Amounts in thousands)
	December 31,
	2015	2014	2013
Salaries and employee benefits	$9,311	$9,147	$9,844
Net occupancy and equipment expense	2,019	1,912	1,896
State and local taxes	389	341	555
FDIC insurance expense	304	309	391
Professional fees	830	815	806
Advertising and marketing expenses	454	277	240
Other non-interest expense	3,056	2,698	3,147
Total non-interest expenses	$16,363	$15,499	$16,879

Total non-interest expenses increased by $864,000, or 5.6%, in 2015. This compares to a decrease of $1.4 million, or 8.2%, in 2014.

During 2015, expenditures for salaries and employee benefits increased by $164,000, or 1.8%, and in 2014 decreased by $697,000, or 7.1%. Full-time equivalent employment averaged 152 in 2015 compared to 153 in 2014 and 164 in 2013.

Salaries and employee benefits represent 56.9% of all non-interest expenses in 2015, 59.0% in 2014 and 58.3% in 2013. The following table details components of these increases and decreases.

	Amounts (in thousands)			Percentages
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Salaries	$176	$(550)	$954	2.5%	(7.2)%	14.3%
Employee benefits	132	(164)	270	5.7	(6.7)	12.3
	308	(714)	1,224	3.3	(7.1)	13.8
Deferred loan origination costs	(144)	17	(86)	67.3	(7.4)	59.3
Total	$164	$(697)	$1,138	1.8%	(7.1)%	13.1%

Salary expense per employee averaged $48,000 in 2015 and $46,000 in 2014 and 2013. Average earning assets per employee measured approximately $3.5 million in 2015 and $3.3 million in 2014 and $3.1 million in 2013.

Charges for insurance premiums paid to the FDIC remained stable. Deposits are insured by the FDIC up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The Company anticipates its FDIC insurance expense will remain consistent in 2016.

State and local taxes increased by $48,000, or 14.1%, in 2015, compared to a decrease of $214,000, or 38.6%, in 2014. The decrease in 2014 was due to a rate reduction in state tax. Advertising and marketing expenses increased by $177,000, or 63.9%, from 2014 to 2015 compared to an increase of $37,000, or 15.4%, from 2013 to 2014. The increase in 2015 is due to the initiative to rebrand the Bank, advertising and promoting the new Kasasa product and promoting the opening of the full service branch. All other categories of non-interest expenses increased $480,000, or 8.8%, in 2015 compared to a decrease of $387,000, or 6.4%, in 2014. These expense categories are subject to fluctuation due to non-recurring items. Contributing to increased expenses in 2015 were the opening of two financial service centers and a new full-service branch in Mahoning County and continued investment into information technology relative to improved security monitoring, improved operational performance and enhanced customer account analysis. The majority of these decreases in 2014 relate to the expenses incurred by the mortgage banking operation prior to 2014 in the form of professional fees, third-party consulting fees and compliance-related costs and $229,000 of costs to exit the wholesale mortgage banking channel and reducing mortgage operations late in the third quarter of 2013. Also, $164,000 in costs were incurred in the closing of the Middlefield branch in late 2013.

Income before federal income tax expense amounted to $5.6 million for 2015, compared to $4.8 million and $1.9 million for 2014 and 2013, respectively. The effective tax rate was 21.8% in 2015, 18.9% in 2014 and 4.7% in 2013, resulting in income tax expense of $1.2 million in 2015, $902,000 in 2014 and $88,000 in 2013. The impairment loss caused the reduced effective rate in 2013.

The effective federal income tax rate varies from the applicable U.S. statutory federal income tax rate of 34% due to the following differences:

	December 31,
	2015	2014	2013
Provision at statutory rate	34.00%	34.00%	34.00%
(Deduct) add tax effects of:
Earnings on bank-owned life insurance-net	(2.05)	(2.39)	(5.90)
Non-taxable interest income	(10.72)	(12.75)	(26.96)
Low income housing tax credits	(0.97)	(1.09)	0.67
Non-deductible expenses	1.52	1.14	2.89
Federal income tax effective rate	21.78%	18.91%	4.70%

Net income registered $4.4 million in 2015, $3.9 million in 2014 and $1.8 million in 2013, representing per share amounts of $0.97 in 2015, $0.85 in 2014 and $0.39 in 2013. Cash dividends of $0.24, $0.18 and $0.12 per share were paid to shareholders of record in 2015, 2014 and 2013, respectively.

The following table shows unaudited financial results by quarter:

	(Amounts in thousands)
	For the 2015 quarter ended:				For the 2014 quarter ended:
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$5,395	$5,295	$5,206	$5,217	$5,222	$5,103	$5,123	$5,217
Interest expense	679	649	631	648	688	726	726	744
Net interest income	4,716	4,646	4,575	4,569	4,534	4,377	4,397	4,473
Loan loss provision	65	100	130	160	1,150	188	150	150
Security gains (losses), net	47	47	(38)	8	397	58	141	319
Mortgage banking gains, net	149	291	160	185	156	86	117	81
Other income	754	708	736	862	742	690	689	651
Other expenses	4,192	3,990	4,187	3,994	4,115	3,852	3,909	3,623
Income before tax	1,409	1,602	1,116	1,470	564	1,171	1,285	1,751
Federal income tax expense	323	375	200	321	21	216	246	419
Net income	$1,086	$1,227	$916	$1,149	$543	$955	$1,039	$1,332
Net income per share	$0.24	$0.27	$0.21	$0.25	$0.12	$0.21	$0.23	$0.29
Net interest income (fully tax-equivalent basis)	$4,927	$4,868	$4,799	$4,794	$4,755	$4,602	$4,627	$4,688
Net interest rate spread	3.48%	3.51%	3.51%	3.51%	3.51%	3.47%	3.50%	3.53%
Net interest margin	3.63%	3.67%	3.66%	3.66%	3.68%	3.64%	3.68%	3.70%

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

The allowances established for probable losses on specific loans are based on recurring analyses and evaluations of classified loans. Loans are categorized into risk grade classifications based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. The Bank currently divides the loan and lease portfolio into the following major categories: 1) Pooled Loans (unclassified) with similar risk characteristics; 2) Substandard Loans (classified) defined as being inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral; 3) Special Mention (classified) defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank’s credit position; 4) Loss or doubtful loans (classified) have all the weaknesses of the previous classifications, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable; and 5) Impaired Loans which generally include non-accrual loans. Once a loan is assigned a risk grade of classified, the loan review officer assesses whether the loan is to be evaluated for impairment based on the Company policy. A portion of the allowance for loan loss is specifically allocated to those loans which are evaluated for impairment and determined to be impaired. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. If after review, the loan is not considered to be impaired, the loan is included with a pool of similar loans that is assigned a valuation allowance calculated based on the historical loss experience and qualitative factors of the pool type. The valuation allowance is calculated based on the historical loss experience of specific types of classified loans. The Company calculates historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated quarterly based on actual charge-off experience.

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

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheets within other liabilities, while the corresponding provision for these losses is recorded as a component of other non-interest expenses. At both December 31, 2015 and 2014, this allowance was $84,000.

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

The following is an analysis of changes in the allowance for loan losses for the period ended:

	(Amounts in thousands)
	December 31,
	2015	2014	2013	2012	2011
Balance at beginning of year	$5,202	$3,764	$3,825	$3,058	$2,501
Loan losses:
Commercial	(470)	(123)	(1)	(1,937)	—
Commercial real estate	(84)	(186)	(782)	(36)	(211)
Residential real estate	(45)	(93)	(81)	(231)	(362)
Consumer - home equity	—	(48)	(12)	(59)	(91)
Consumer - other	(124)	(144)	(146)	(152)	(168)
Total	(723)	(594)	(1,022)	(2,415)	(832)
Recoveries on previous loan losses:
Commercial	134	274	167	9	3
Commercial real estate	10	3	11	37	118
Residential real estate	37	16	26	46	6
Consumer - home equity	17	24	18	13	6
Consumer - other	62	77	89	57	60
Total	260	394	311	162	193
Net loan losses	(463)	(200)	(711)	(2,253)	(639)
Provision charged to operations	455	1,638	650	3,020	1,196
Balance at end of year	$5,194	$5,202	$3,764	$3,825	$3,058
Ratio of net loan losses to average total loans outstanding	0.13%	0.06%	0.23%	0.78%	0.24%
Ratio of loan loss allowance to total loans	1.32%	1.44%	1.09%	1.21%	1.06%

The $470,000 commercial real estate charge-off in 2015 contains a $468,000 charge-off to an isolated credit relationship that already had a specific reserve in place. The $782,000 commercial real estate charge-off in 2013 contains $710,000 in charge-offs to a single borrower which had $530,000 in a related specific allowance prior to the charge-off. The $1.9 million commercial loan charge-off in 2012 related to a single borrower to which no related allowance had been previously allocated.

The following is an allocation of the year end allowance for loan losses. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of:

	(Amounts in thousands)
	December 31,
	2015	2014	2013	2012	2011
Commercial	$1,977	$2,064	$593	$639	$565
Commercial real estate	2,926	2,754	2,638	2,616	1,803
Residential real estate	153	229	356	343	470
Consumer - home equity	52	60	88	123	128
Consumer - other	86	95	89	104	92
Total	$5,194	$5,202	$3,764	$3,825	$3,058

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

LOAN PORTFOLIO

The following table represents the composition of the loan portfolio as of:

	(Amounts in thousands)
	December 31,
	2015		2014		2013		2012		2011
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$84,613	21.5	$72,330	20.1	$73,643	21.2	$62,312	19.6	$60,233	20.8
Commercial real estate	237,137	60.1	223,536	62.1	206,744	59.6	193,417	61.1	160,319	55.5
Residential real estate	45,414	11.5	38,875	10.8	42,288	12.2	39,091	12.3	45,780	15.8
Consumer - home equity	23,334	5.9	21,328	5.9	19,510	5.6	17,910	5.6	16,916	5.9
Consumer - other	3,756	1.0	4,116	1.1	4,648	1.4	4,552	1.4	5,848	2.0
Total loans	$394,254		$360,185		$346,833		$317,282		$289,096

The following schedule sets forth maturities based on remaining scheduled repayments of principal or next re-pricing opportunity for loans (excluding residential real estate, consumer- home equity and consumer-other).

	(Amounts in thousands)
	December 31, 2015
	1 Year or Less	Over 1 Year to 5 Years	Over 5 Years	Total
Commercial	$57,143	$15,157	$12,313	$84,613
Commercial real estate	92,435	96,389	48,313	237,137
Total loans	$149,578	$111,546	$60,626	$321,750

The following schedule sets forth loans based on next re-pricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Residential real estate, consumer - home equity and consumer – other loans have again been excluded.

	(Amounts in thousands)
	December 31, 2015
	1 Year or Less	Over 1 Year	Total
Floating or adjustable rates of interest	$145,026	$105,493	$250,519
Fixed rates of interest	4,552	66,679	71,231
Total loans	$149,578	$172,172	$321,750

The Company recorded an increase of $34.1 million in the loan portfolio in 2015 from the level of $360.2 million recorded at December 31, 2014. Gross loans as a percentage of earning assets stood at 69.1% as of December 31, 2015 and 67.3% at December 31, 2014. The loan-to-deposit ratio at December 31, 2015 was 79.4% as compared to 78.9% at December 31, 2014. Despite the slow economic recovery in the region, the Bank posted year-over-year growth in total loans of 9.5%. As the balance sheet is adequately structured to accommodate additional loan growth, management remains committed to fulfilling the credit needs of creditworthy customers. Included in year-end total loans are 90-day or less loans closed in December 2015 for $24.2 million, compared to $22.6 million in 2014. At December 31, 2015 the loan loss allowance of $5.2 million represented approximately 1.3% of outstanding loans, and at December 31, 2014, the loan loss allowance of $5.2 million represented approximately 1.4% of outstanding loans.

The portion of the loan portfolio represented by commercial loans (including commercial real estate) remained about the same from 82.2% in 2014 to 81.6% in 2015. Consumer loans (including home equity loans) were approximately 6.9% of the loan portfolio in 2015 and 7.0% in 2014 as the Bank remains challenged in growing these portfolios with consumers deleveraging their household since the economic downturn of 2008-2009. Between 2014 and 2015, the balance of residential real estate loans increased slightly from 10.8% to 11.5% of the loan portfolio as the bank placed quality, non-secondary market qualified and construction loans in the portfolio. The banks overwhelming majority of mortgage originations are sold to the secondary market in order to take advantage of historically low interest rates as management does not look to take on material long term interest rate risk within the portfolio yields.

Commercial, commercial real estate and residential real estate loans continue to comprise the largest share of the Company’s loan portfolio. At the end of 2015, commercial, commercial real estate and residential real estate loans comprised a combined 93.1% of the portfolio compared to 92.1% at December 31, 2011. The loan portfolio at December 31, 2015 also included home equity loans at 5.9% and consumer installment loans at 1.0%. These percentages compare to home equity loans at 5.9% and consumer installment loans at 2.0% on December 31, 2011.

The commercial loan portfolio, which includes both commercial and commercial real estate (CRE) loans, is $321.8 million at December 31, 2015, an increase of $25.9 million from the balance of $259.9 million recorded at December 31, 2014, and represents a 8.7% growth. Short-term, asset-based commercial loans, including lines of credit, decreased slightly during the year. CRE loans increased $13.6 million, or 6.1%, which substantially represents investment real estate supported by third-party rents and leases along with other known bank concentrations such as Skilled Nursing and Hotels that are classified as non-owner occupied CRE. At December 31, 2015, the total CRE portfolio consisted of 28.4% in owner-occupied real estate and 71.6% in non-owner occupied real estate. The increase in CRE loans was a direct result of management taking strategic advantage of competitive market conditions and the Bank’s considerable liquidity position. The CRE portfolio was also enhanced by lending into the Skilled Nursing and Personal Health Care industries. In 2006, the federal banking regulatory agencies published interagency guidance on CRE Concentration Risk Management stating that if total commercial real estate concentration exceeded 300% of a bank’s total capital (or if the CRE portfolio increased by over 50% in the preceding 3 years), the portfolio may represent significant concentration risk and additional monitoring may be required. The Bank’s CRE concentration, excluding owner-occupied real estate, as of December 31, 2015 was $169.9 million, which is 264.0% of total unimpaired or risk-based capital, compared to 246.6% for 2014. Management believes that its current level of credit review, portfolio monitoring and stress testing adequately assures that the Bank is mitigating CRE concentration levels. In a strategic effort to diversify, the Bank continues to develop its commercial loans and, as such, the December 31, 2015 balance of $84.6 million represents 26.3% of the total commercial loan portfolio, which reflected a 1.9% increase from the period December 31, 2014 to December 31, 2015. However, excluding the year-end, 90-day or less, cash-secured loans that were increased by $1.6 million from 2014 to 2015, the core commercial loan portfolio grew by $10.7 million, or 21.5%, from 2014 to 2015. In addition, residential loans grew by $6.5 million, or 16.5%, for the same period.

Loan personnel will continue to aggressively pursue both commercial and small business opportunities supported by product incentives and marketing efforts. When necessary, management will continue to offer competitive fixed-rate and derivative pricing options on commercial real estate products to qualifying customers in an effort to establish new business relationships, retain existing relationships, and capture additional market share. The Bank’s lending function continues to provide business services to a wide array of medium and small businesses, including but not limited to, commercial and industrial accounts such as health care facilities, grocery stores, manufacturers, trucking companies, physicians and medical groups, service contractors, restaurants, hospitality industry companies, retailers, wholesalers, educational institutions and other political subdivisions as well as commercial and residential real estate builders.

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

	(Amounts in thousands)
	December 31,
	2015		2014		2013
	Balances	% of Portfolio	Balances	% of Portfolio	Balances	% of Portfolio
Non-residential building/apartment building	$65,308	20.30	$56,731	19.17	$51,396	18.33
Skilled nursing	36,119	11.23	30,239	10.22	30,589	10.91
Hotels/motels	29,215	9.08	31,151	10.53	24,745	8.83
Trucking/courier services	19,941	6.20	15,670	5.30	13,934	4.97
Residential real estate lessors, agents and managers	16,032	4.98	14,245	4.81	4,398	1.57

The most substantial increase in concentrations since 2013 comes from non-residential building/apartment building. The single largest customer relationship had an aggregate balance at year end 2015 of $9.7 million compared to $11.4 million in 2014. This balance represented approximately 2.8% of the total commercial and CRE portfolio in 2015 and 3.9% in 2014. It is important to note that within this relationship, there is a 90-day or less note for $6.2 million in 2015 and $10.5 million in 2014, which were fully secured by segregated deposit accounts with the Bank at the time of origination.

Throughout 2015, the price of oil has declined significantly. This occurrence has negatively affected several industries, particularly those whose revenues are derived from oil and oil-related products. The Company has reviewed its borrowers to identify and measure any potential credit losses relating to oil. Nothing of significance was noted and no additional provisions are considered necessary.

The Bank continues to be active in home equity financing. Home equity term loans and credit lines (HELOCs) remain popular with consumers wishing to finance home improvement costs, education expenses, vacations and consumer goods purchased at favorable interest rates. In order to improve customer retention and provide better overall balance, management will continue to evaluate and reposition the Company’s portfolio product offerings during 2016.

In the consumer lending area, the Company provides financing for a variety of consumer purchases, such as: fixed- and variable-rate amortizing mortgage products that consumers utilize for home improvements; the purchase of consumer goods of all types; and education, travel and other personal expenditures. The consolidation of credit card balances and other existing debt into term payouts continues to remain a popular financing option among consumers.

Additional information regarding the loan portfolio can be found in Item 8, Notes 1, 3, 8, 11 and 14 to the Consolidated Financial Statements.

MORTGAGE BANKING

In late 2011, the Company implemented a wholesale mortgage operation serviced through CSB. During 2013 and 2012, management capitalized on the expertise of CSB’s newly hired personnel to substantially increase loans sold on the secondary market. The persistent rise in mortgage rates that began in May 2013 caused the Company’s application volume to decline from $82.9 million and $94.2 million for the first and second quarters of 2013 to $42.7 million in the third quarter of 2013, compared to $123.9 million for the same quarter of 2012. With the dramatic volume decrease and the prospects for any turnaround considered improbable in the near term, the Company curtailed portions of its mortgage banking activities. Originations from the wholesale channel and all out-of-market retail originations were closed down as of September 13, 2013. In addition to the origination channels, operational staff were also severed in order to right-size the business line with expected volume.

Currently, the Company is not retaining the servicing on loans sold. Although the Company’s primary strategy is to sell long-term residential mortgages, loans are occasionally retained in the portfolio when requested by a customer or to enhance account relationships, and tend to be variable rate or shorter term. The mix of portfolio retained to those sold to investors will vary from year to year. The Company has shifted to a retail based volume versus the wholesale channel.

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry, such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of December 31, 2015 and 2014, the Company had reserves for mortgage loans sold of $719,000 and $700,000, respectively. For both the twelve months ended December 31, 2015 and 2014, the Company recorded $19,000 in provision expense related to potential repurchase and warranties exposure. For the years ended December 31, 2015 and 2014, the Company did not repurchase any mortgage loans sold.

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

Trading securities are currently an investment in obligations of states and political subdivisions and a short duration bond fund. Management has purchased these securities principally for the purpose of selling them in the near term. Trading securities are carried at fair value with valuation adjustments included in other non-interest income.

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

The following table shows the fair value of available-for-sale securities by type of obligation at:

	(Amounts in thousands)
	December 31,
	2015	2014	2013
U.S. Treasury and U.S. Government agencies and corporations	$12,623	$8,749	$9,059
Obligations of states and political subdivisions	51,405	50,091	43,535
U.S. Government-sponsored mortgage-backed and related securities	86,046	99,579	95,107
Trust preferred securities	778	779	10,136
Federal Home Loan Bank and Federal Reserve Bank stock	3,049	3,049	3,049
Total fair value of investment securities available-for-sale	$153,901	$162,247	$160,886

Impairment Analysis of Investment Securities

Item 8, Note 2 in the Notes to the Consolidated Financial Statements contains the accounting and disclosures for securities impairment.

Fair Value

The Company owns two trust preferred securities totaling $2.0 million (original face) consisting of obligations of banks, thrifts and insurance companies. The market for these securities at December 31, 2015 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2015. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective discount rates on an overall basis generally range from 10.26% to 14.12% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.44 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.43 to $0.45.

The Company considered all information available as of December 31, 2015 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment during 2015 or 2014. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2016 or later.

A summary of securities held at December 31, 2015, classified according to the earlier of next re-pricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed-rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Fair Value	Weighted Average Yield (1)
U.S. Government agencies and corporations:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	2,988	2.510
Maturing or repricing after five years but within ten years	9,635	2.629
Maturing or repricing after ten years	—	—
Total U.S. Government agencies and corporations	$12,623	2.601%
Obligations of states and political subdivisions:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	1,828	5.865
Maturing or repricing after five years but within ten years	12,599	4.546
Maturing or repricing after ten years	36,978	4.331
Total obligations of states and political subdivisions	$51,405	4.438%
U.S. Government mortgage-backed and related securities:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	562	0.211
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	85,484	2.134
Total U.S. Government mortgage-backed and related securities	$86,046	2.122%
Other securities (2):
Maturing or repricing within one year	$778	0.606%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	3,049	—
Total other securities	$3,827	0.123%

(1)

The weighted-average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted-average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amount of adjustment to interest, which is based on the statutory tax rate of 34%, was $858,000.

(2)	Regulatory stock is included in the amount maturing or repricing after ten years, and although pays dividends, is not contractually obligated.

As of December 31, 2015, there were $8.8 million in callable U.S. Government agency securities and $3.3 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the one-year time horizon. These securities are categorized according to their contractual maturities, with none classified as maturing or repricing within one year, $261,000 classified as maturing after one year but within five years, $10.9 million classified as maturing after five years but within ten years and $935,000 classified as maturing after 10 years.

As of December 31, 2015, there were no callable U.S. Government agency securities and $28.0 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $1.2 million maturing after one year but within five years, $8.1 million maturing after five years but within ten years and $18.7 million maturing after 10 years.

As of December 31, 2015, the carrying value of all investment securities totaled $153.9 million, a decrease of $8.3 million, or 5.1%, from the prior year. The Bank’s management elected to reallocate some of the proceeds from called and paid-down securities that were realized during the twelve months ended December 31, 2015. Additionally, by utilizing the available liquidity, the Bank was able to fund commercial loan growth. The investment portfolio represents 31.0% of each deposit dollar, down from 35.5% at the prior year end. The allocation between single maturity investment securities and mortgage-backed securities shifted to a 45/55 split versus the 39/61 division of the previous year.

Holdings of obligations of U.S. Government agencies and corporations increased by $4.0 million, or 46.0%. The increase was due to purchases of $9.8 million offset by calls of $6.4 million.

Holdings of U.S. Government-sponsored mortgage-backed securities decreased by $15.9 million, or 18.6%. This decrease was primarily the result of principal paydowns of $14.3 million.

Holdings of U.S. Government-guaranteed small business administration pools increased $2.8 million with the purchase of a small business administration pool. Last year, there were none of these holdings.

Holdings of other securities remained relatively unchanged during the year.

The mix of mortgage-backed and related securities remained weighted in favor of fixed-rate securities in 2015, and accordingly, the portion of the mortgage-backed portfolio allocated to fixed-rate securities increased slightly from 96.8% to 98.8% in the current year. Floating-rate and adjustable-rate mortgage-backed securities provide some degree of protection against rising interest rates, while fixed-rate securities perform better in periods of stable-to-slightly-declining interest rates. Included in the mortgage-backed securities and related portfolio are investments in collateralized mortgage obligations, which totaled $13.5 million and $14.0 million at December 31, 2015 and 2014, respectively, and U.S. Government-guaranteed small business administration pools which totaled $2.8 million in 2015 and was zero in 2014.

At December 31, 2015, a net unrealized loss of $147,000, net of tax, was included in shareholders’ equity as a component of other comprehensive income, as compared to a net unrealized gain of $359,000, net of tax, as of December 31, 2014. Lower interest rates generally translate into more favorable market prices for debt securities; conversely, rising interest rates generally result in depreciation in the market value of debt securities.

The Company has $778,000 in investments considered to be structured notes as of December 31, 2015, relatively unchanged compared to $779,000 from one year ago. The Company has no investments in other derivative products.

Additional information regarding investment securities can be found in Item 8, Notes 1 and 2 to the Consolidated Financial Statements.

DEPOSITS

The Company’s deposits are primarily derived from the individuals and businesses located in its market area. Total deposits at year-end exhibited an increase of 8.7% to $496.4 million at December 31, 2015, as compared to $456.8 million at December 31, 2014.

The Company’s deposit base consists of demand deposits, savings, money market and time deposit accounts. Noninterest-bearing deposits increased 14.2% during 2015, while interest-bearing deposits increased by 7.2%.

At December 31, 2015, noninterest-bearing deposits were $108.1 million, or 21.8%, compared to $94.7 million or 20.1% of total deposits in 2014.

Core deposits, which are deposits exclusive of certificates of deposit greater than $250,000, represented 93.4% of total deposits at year-end 2015 compared to 91.7% in 2014.

The Company’s portfolio of certificates of deposit is sourced primarily from customers in the Bank’s immediate market area and includes an insignificant amount of brokered deposits.

Average noninterest-bearing and interest-bearing checking accounts now comprise 29.5% of total deposits compared to 24.2% five years ago. The largest shift, however, is the decline in CD balances of 11.6%. This is reflective of the unwillingness of customers to commit to longer terms in the low interest rate environment, and the expectation of rising rates on the horizon. The following table depicts how the deposit mix has shifted during this five-year time frame.

	(In percentages)
	December 31,
	2015	2011
Checking	21.6	16.8
NOW	7.9	7.4
Money market	16.3	11.2
Savings	25.0	23.8
CDs	29.2	40.8

Additional information regarding interest-bearing deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements.

OTHER ASSETS AND OTHER LIABILITIES

Premises and equipment totaled $9.2 million at December 31, 2015, an increase of $1.5 million from $7.7 million at December 31, 2013. The increase is mainly due to construction of a new branch in Canfield, Ohio in Mahoning County. Bank-owned life insurance had a cash surrender value of $17.3 million at December 31, 2015 and $17.0 million at December 31, 2014. The Company purchased $1.6 million in bank-owned life insurance in 2014 and $714,000 in 2013 as part of its funding of executive post-retirement benefits. Other assets increased to $12.3 million at December 31, 2015 from $8.0 million at December 31, 2014. Net deferred tax assets measured $3.3 million at December 31, 2015 comparable to $3.4 million at December 31, 2014. Federal income tax receivable of $330,000 and $70,000 was recorded for the years ended December 31, 2015 and 2014, respectively.

In 2015, a $3.6 million investment in a partnership fund is included in other assets and $1.7 million at 2014 with an offsetting $2.4 million in other liabilities at 2015 and $810,000 in 2014, which is the commitment to fund this affordable housing investment. Also, an investment of $2.0 million into a pooled fund of small business administration loans was an addition to other assets. Both of these investments are intended to satisfy Community Reinvestment Act requirements.

Other liabilities measured $9.7 million at December 31, 2015 and $6.4 million at December 31, 2014. The increase from December 31, 2014 is due to a $1.5 million increase in the commitment to fund the affordable housing partnership fund previously described. In 2015, there was a $1.0 million balance in securities to settle on investment purchases, with none at December 31, 2014. Other major components are accrued interest on deposits and borrowings which measured $248,000 and $290,000 in 2015 and 2014. Accrued expenses measured $3.9 million at December 31, 2015 and $3.6 million at December 31, 2014. Post-retirement benefits is the largest accrued expense item, which measured $2.8 million at December 31, 2015 and $2.5 million at December 31, 2014.

ASSET-LIABILITY MANAGEMENT

The Company’s executive management and Board of Directors routinely review the Company’s balance sheet structure for stability, liquidity and capital adequacy. The Company has defined a set of key control parameters which provide various measures of the Company’s exposure to changes in interest rates. The Company’s asset-liability management goal is to produce a net interest margin that is relatively stable despite interest rate volatility, while maintaining an acceptable level of earnings. Net interest income is the difference between total interest earned on a fully taxable equivalent basis and total interest expensed. The net interest margin ratio expresses this difference as a percentage of average earning assets. In the past five years, the net interest margin has averaged 3.61% ranging between 3.41% and 3.72% as depicted in the following table.

	(In percentages)
	December 31,
	2015	2014	2013	2012	2011
Net interest margin	3.65	3.67	3.41	3.58	3.72

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

During 2015, the effective maturities of earning assets remained fairly stable as rates in the credit markets remained extremely low. Federal Reserve policy makers kept the short-term rates in the range of 0.00% to 0.50% during all of 2015 in an attempt to ease strains in the financial market, stimulate spending and help improve the recovery. The quarter point tightening in December 2015 is not expected to affect markets significantly. During the year, management invested the excess funds, with an allocation towards municipal bonds for yield, and mortgage-backed securities for cash flow.

The computerized simulation techniques utilized by management provide a more sophisticated measure of the degree to which the Company’s interest sensitive assets and liabilities may be impacted by changes in the general level of interest rates. These analyses show the Company’s net interest income remaining relatively neutral within the economic and interest rate scenarios anticipated by management. As previously noted, the Company’s net interest margin has remained in the range of 3.41% to 3.72% over the past five years, a period characterized by significant shifts in the mix of earning assets and the direction and level of interest rates. The targeted Federal funds rate during that period ranged from a low of 0.00% to 0.50%, as Federal Reserve monetary policy turned from guarding against deflation to warding off inflationary threats to attempting to recover from a recession and softening the effects of the housing correction.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $23.7 million during 2015, representing 15.4% of the total combined portfolio, compared to $22.1 million, or 13.0%, of the portfolio a year ago.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also enter into one-way buy or sell transactions which are not reciprocated. At December 31, 2015, the Bank had $21.3 million in deposits in the CDARS® program, and $4.6 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits are generally matched with funds from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At December 31, 2015, the Bank had approximately $9.0 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $3.1 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $28.2 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At December 31, 2015 and 2014 there was $11.1 million and $6.0 million, respectively, in outstanding balances in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of December 31, 2015. Unpledged securities of $40.8 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from the Bank. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends in 2016 is $4.4 million plus 2016 profits retained up to the date of the dividend declaration. Future dividend payments by the Bank to the Company are based upon future earnings. The Company had cash of $3.8 million at December 31, 2015 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, to pay dividends to common shareholders and to fund operating expenses.

In November 2013, the Bank closed its Middlefield branch due to its nominal asset size. In addition, total deposits at the Middlefield branch were less than 1% of total Bank deposits. The Bristol and Mantua branches are less than twenty miles away. Any loss of deposits or customers has not had a material effect on liquidity or consolidated deposit totals.

Cash and cash equivalents increased from $10.6 million in 2014 to $18.5 million in 2015. The following table details the cash flows from operating activities for the years ended 2015, 2014 and 2013.

	(Amounts in thousands)
	December 31,
	2015	2014	2013
Net income	$4,378	$3,869	$1,784
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	2,534	2,465	3,221
Provision for loan losses	455	1,638	650
Investment securities available-for-sale gains, net	(75)	(588)	(535)
Net impairment losses recognized in earnings	—	—	1,954
Increase in trading account	(273)	(614)	(7,247)
Other real estate (gains) losses, net	—	(9)	25
Originations of mortgage banking loans held for sale	(39,191)	(18,443)	(249,714)
Proceeds from the sale of mortgage banking loans	36,575	18,907	275,305
Mortgage banking gains, net	(785)	(440)	(1,491)
Earnings on bank-owned life insurance	(338)	(336)	(324)
Changes in:
Deferred taxes	303	451	96
Prepaid FDIC assessment	—	—	1,187
Federal income tax receivable	(260)	982	667
Other assets and liabilities	(1,936)	(676)	1,322
Net cash flow from operating activities	$1,387	$7,206	$26,900

Key variations stem from: 1) Provision for loan losses decreased by $1.2 million in 2015 from 2014.  $1.3 million of the provision in 2014 is related to one affiliated group. 2) Impairment losses of $2.0 million were recognized in 2013 with none in 2014 or 2015.  The losses in 2013 were due to regulatory changes mandated by the Volcker Rule. 3) Gains on the sale of investments decreased to $75,000 in 2015 compared to $588,000 in 2014 and $535,000 in 2013. 4) A purchase of trading securities was made in 2013 for $7.0 million. 5) Loans held for sale increased $3.4 million in 2015 compared to a decrease of $24,000 in 2014 and a decrease of $24.1 million in 2013 due to the impact of interest rates on activity of mortgage banking and the exit from wholesale operations in September 2013. 6) In 2014, a $1.1 million refund and in 2013, a refund of $933,000 was received from the IRS with a resulting decrease in federal income tax receivable. 7) In 2013, included in the $1.2 million change in the FDIC assessment is a returned deposit of $1.1 million. 8) Other assets increased in 2015 due to an investment in SBA loans fund of $2.0 million. Refer to the Consolidated Statements of Cash Flows in item 8 for a summary of the sources and uses of cash for 2015, 2014 and 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has various obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced Item 8, Notes to the Consolidated Financial Statements.

		(Amounts in thousands)
		December 31, 2015
		Payments Due in:
	See Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Non-interest bearing deposits		$108,144	$—	$—	$—	$108,144
Interest bearing deposits (a)	5	256,433	—	—	—	256,433
Average rate (b)		0.16%				0.16%
Certificates of deposit (a)	5	92,256	9,912	11,365	18,294	131,827
Average rate (b)		0.54%	1.97%	2.93%	2.48%	1.12%
Federal funds purchased and security repurchase agreements (a)	6	2,499	—	—	—	2,499
Average rate (b)		0.10%				0.10%
FHLB advances (a)	6	22,000	20,000	—	—	42,000
Average rate (b)		0.74%	3.51%			2.06%
Subordinated debt	7	—	—	—	5,155	5,155
Average rate (b)					1.96%	1.96%
Operating leases	8	236	212	92	4	544

(a)	Excludes present and future accrued interest.
(b)	Variable-rate obligations reflect interest rates in effect at December 31, 2015.

The Company’s operating lease obligations represent short- and long-term lease and rental payments for the Bank’s branch facilities.

The Company also has obligations under its supplemental retirement plans as described in Item 8, Note 9 to the Consolidated Financial Statements. The postretirement benefit payments represent actuarially-determined future benefit payments to eligible plan participants. The Company does not have any commitments or obligations to the defined contribution retirement plan (401(k) plan) at December 31, 2015 due to the funded status of the plan. Additional information regarding benefit plans can be found in Item 8, Note 9 to the Consolidated Financial Statements.

Off-balance sheet arrangements/commitments: The following table details the amounts and expected maturities of significant off-balance sheet commitments. Additional information regarding commitments can be found in Item 8, Note 8 to the Consolidated Financial Statements.

	(Amounts in thousands)
	December 31, 2015
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial (including commercial real estate)	$11,444	$7	$1,209	$19,733	$32,393
Revolving home equity	16,335	—	—	—	16,335
Overdraft protection	9,598	—	—	—	9,598
Other	653	—	—	—	653
Residential real estate	4,608	—	—	5,251	9,859
Standby letters of credit	3,453	55	—	—	3,508

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

The Company met all capital adequacy requirements to which it was subject as of December 31, 2015 and December 31, 2014.

In early September 2013, the regulatory bodies substantially revised the capital requirements for all banks, varying with the size of the institution. The new requirements became effective January 1, 2015 and are to be phased in over four years. The Company does not expect a material change to its excess capital position currently enjoyed.

Additional information regarding regulatory matters, including capital requirements, can be found in Item 8, Note 13 to the Consolidated Financial Statements and in the Supervision and Regulation portion of Item 1 - Business.

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

The simulation model allows management to test and evaluate alternative responses to a changing interest rate environment. Typically when confronted with a heightened risk of rising interest rates, the Company will evaluate strategies that shorten investment and loan re-pricing intervals and maturities, emphasize the acquisition of floating rate over fixed rate assets, and lengthen the maturities of liability funding sources. When the risk of falling rates is perceived, management will consider strategies that shorten the maturities of funding sources, lengthen the re-pricing intervals and maturities of investments and loans, and emphasize the acquisition of fixed rate assets over floating rate assets. The Company does not currently use financial derivatives, such as interest rate options, caps, floors or other similar instruments. Interest rate swaps are currently used to accommodate large commercial borrowers desiring longer term fixed rates.

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at December 31, 2015. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (and 100 basis points lower) than the rates in effect at December 31, 2014. Because rates on the short end of the curve are below 3%, it is not practical to review results to the degree of 300 basis points lower. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During 2015, the Federal Reserve kept its target rate for overnight federal funds constant until late December. At December 31, 2015, the difference between the yield on the ten-year Treasury and the three-month Treasury had only slightly decreased to a positive 211 from the positive 213 basis points that existed at December 31, 2014, indicating that the yield curve had remained similarly shaped. At December 31, 2015, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $20.0 million for the year ending December 31, 2016.

	(Amounts in thousands)
	December 31, 2016
	Net Interest Income	$ Change	% Change
Change in interest rates:
Graduated increase of +300 basis points	$21,691	$1,709	8.6%
Short-term rates unchanged (base case)	19,982
Graduated decrease of -100 basis points	19,338	(644)	3.2%

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

It is management’s opinion that hedging instruments currently available are not a cost effective means of controlling interest rate risk for the Company. Accordingly, the Company does not currently use financial derivatives, such as interest rate options, swaps, caps, floors or other similar instruments, but does utilize swaps to accommodate large commercial borrowers that desire longer term fixed rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

/s/ James M. Gasior	/s/ David J. Lucido
James M. Gasior	David J. Lucido
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Cortland, Ohio	Cortland, Ohio
March 24, 2016	March 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cortland Bancorp

Cortland, Ohio

We have audited the accompanying consolidated balance sheet of Cortland Bancorp and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Cortland Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cortland Bancorp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.
S.R. Snodgrass, P.C.
Wexford, Pennsylvania
March 24, 2016

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$8,454	$6,588
Interest-earning deposits	10,042	3,981
Total cash and cash equivalents	18,496	10,569
Investment securities available-for-sale (Note 2)	153,901	162,247
Trading securities (Note 2)	8,134	7,861
Loans held for sale	4,033	632
Total loans (Note 3)	394,254	360,185
Less allowance for loan losses (Note 3)	(5,194)	(5,202)
Net loans	389,060	354,983
Premises and equipment	9,190	7,697
Bank-owned life insurance	17,328	16,990
Other assets	12,301	7,953
Total assets	$612,443	$568,932

LIABILITIES
Noninterest-bearing deposits	$108,144	$94,731
Interest-bearing deposits (Note 5)	388,260	362,030
Total deposits	496,404	456,761
Short-term borrowings	2,499	4,259
Federal Home Loan Bank advances - short term (Note 6)	17,000	15,500
Federal Home Loan Bank advances - long term (Note 6)	25,000	25,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	9,701	6,405
Total liabilities	555,759	513,080

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2015 and 2014; outstanding shares, 4,404,783 in 2015 and 4,527,848 in 2014	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	17,851	14,555
Accumulated other comprehensive (loss) income	(238)	376
Treasury stock, at cost, 323,484 shares in 2015 and 200,419 shares in 2014	(5,403)	(3,553)
Total shareholders’ equity	56,684	55,852
Total liabilities and shareholders’ equity	$612,443	$568,932

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$16,909	$16,120	$15,993
Interest and dividends on investment securities:
Taxable interest	2,343	2,677	2,498
Nontaxable interest	1,716	1,721	1,408
Dividends	126	126	131
Other interest income	19	21	30
Total interest income	21,113	20,665	20,060
INTEREST EXPENSE
Deposits	1,668	1,694	2,102
Other short-term borrowings	4	3	3
Federal Home Loan Bank advances - short term	40	156	7
Federal Home Loan Bank advances - long term	804	943	1,202
Subordinated debt	91	88	90
Total interest expense	2,607	2,884	3,404
Net interest income	18,506	17,781	16,656
PROVISION FOR LOAN LOSSES (Note 3)	455	1,638	650
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,051	16,143	16,006
NON-INTEREST INCOME
Fees for customer services	2,027	2,007	1,935
Investment securities available-for-sale gains, net	75	588	535
Trading security (losses) gains, net	(11)	327	185
Impairment losses on investment securities:
Total other-than-temporary impairment losses	—	—	1,641
Portion of gains recognized in other comprehensive income (before tax)	—	—	(3,595)
Net impairment losses recognized in earnings	—	—	(1,954)
Mortgage banking gains, net	785	440	1,491
Earnings on bank-owned life insurance	338	336	324
Wealth management income	435	313	218
Other non-interest income	260	116	11
Total non-interest income	3,909	4,127	2,745
NON-INTEREST EXPENSES
Salaries and employee benefits	9,311	9,147	9,844
Net occupancy and equipment expense	2,019	1,912	1,896
State and local taxes	389	341	555
FDIC insurance expense	304	309	391
Professional fees	830	815	806
Advertising and marketing expenses	454	277	240
Other operating expenses	3,056	2,698	3,147
Total non-interest expenses	16,363	15,499	16,879
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	5,597	4,771	1,872
Federal income tax expense (Note 10)	1,219	902	88
NET INCOME	$4,378	$3,869	$1,784
EARNINGS PER SHARE (Note 1)	$0.97	$0.85	$0.39
CASH DIVIDENDS DECLARED PER SHARE	$0.24	$0.18	$0.12

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended December 31,
	2015	2014	2013
Net income	$4,378	$3,869	$1,784
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(692)	5,465	(3,166)
Tax effect	235	(1,858)	1,076
Reclassification adjustment for other-than-temporary impairment losses on debt securities	—	—	1,954
Tax effect	—	—	(664)
Reclassification adjustment for net gains realized in net income	(75)	(588)	(535)
Tax effect	26	200	182
Total securities available-for-sale	(506)	3,219	(1,153)
Change in post-retirement obligations	(108)	45	(28)
Total other comprehensive (loss) income	(614)	3,264	(1,181)
Total comprehensive income	$3,764	$7,133	$603

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2012	$23,641	$20,850	$10,262	$(1,707)	$(3,594)	$49,452
Net income	—	—	1,784	—	—	1,784
Other comprehensive loss, net of tax	—	—	—	(1,181)	—	(1,181)
Cash dividend declared ($0.12 per share)	—	—	(544)	—	—	(544)
Treasury shares reissued (2,333 shares)	—	(17)	—	—	41	24
Balance at December 31, 2013	23,641	20,833	11,502	(2,888)	(3,553)	49,535
Net income	—	—	3,869	—	—	3,869
Other comprehensive income, net of tax	—	—	—	3,264	—	3,264
Cash dividend declared ($0.18 per share)	—	—	(816)	—	—	(816)
Balance at December 31, 2014	23,641	20,833	14,555	376	(3,553)	55,852
Net income	—	—	4,378	—	—	4,378
Other comprehensive loss, net of tax	—	—	—	(614)	—	(614)
Cash dividend declared ($0.24 per share)	—	—	(1,082)	—	—	(1,082)
Treasury shares purchased net of 1 share reissued (123,065 shares)	—	—	—	—	(1,850)	(1,850)
Balance at December 31, 2015	$23,641	$20,833	$17,851	$(238)	$(5,403)	$56,684

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2015	2014	2013
Net cash flow from operating activities
Net income	$4,378	$3,869	$1,784
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	2,534	2,465	3,221
Provision for loan losses	455	1,638	650
Investment securities available-for-sale gains, net	(75)	(588)	(535)
Net impairment losses recognized in earnings	—	—	1,954
Other real estate (gains) losses, net	—	(9)	25
Originations of mortgage banking loans held for sale	(39,191)	(18,443)	(249,714)
Proceeds from the sale of mortgage banking loans	36,575	18,907	275,305
Mortgage banking gains, net	(785)	(440)	(1,491)
Increase in trading account	(273)	(614)	(7,247)
Earnings on bank-owned life insurance	(338)	(336)	(324)
Changes in:
Interest receivable	83	(48)	90
Interest payable	7	(42)	(69)
Deferred taxes	303	451	96
Prepaid FDIC assessment	—	—	1,187
Federal income tax receivable	(260)	982	667
Other assets and liabilities	(2,026)	(586)	1,301
Net cash flow from operating activities	1,387	7,206	26,900
Cash deficit from investing activities
Purchases of available-for-sale securities	(29,055)	(52,515)	(50,377)
Proceeds from sale of available-for-sale securities	12,291	32,733	29,338
Proceeds from call, maturity and principal payments on available-for-sale securities	23,708	22,137	39,126
Net increase in loans made to customers	(34,594)	(13,649)	(30,496)
Proceeds from sale of other real estate	41	99	321
Proceeds from sale of premises and equipment	—	—	14
Purchases of bank-owned life insurance	—	(1,605)	(714)
Purchases of premises and equipment	(2,302)	(1,864)	(894)
Net cash deficit from investing activities	(29,911)	(14,664)	(13,682)
Cash flow (deficit) from financing activities
Net increase (decrease) in deposit accounts	39,643	8,092	(28,232)
Net change in short-term borrowings	(1,760)	455	(247)
Net change in Federal Home Loan Bank advances - short term	1,500	7,400	3,100
Proceeds from Federal Home Loan Bank advances - long term	4,000	3,000	—
Repayments of Federal Home Loan Bank advances - long term	(4,000)	(12,500)	(2,500)
Dividends paid	(1,082)	(816)	(544)
Treasury shares (purchased) sold, net	(1,850)	—	24
Net cash flow (deficit) from financing activities	36,451	5,631	(28,399)
Net change in cash and cash equivalents	7,927	(1,827)	(15,181)
Cash and cash equivalents
Beginning of period	10,569	12,396	27,577
End of period	$18,496	$10,569	$12,396
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,010	$320	$—
Interest	$2,600	$2,926	$3,473
Transfer of loans to other real estate owned	$62	$97	$234

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

Loans: Loans are stated at the principal amount outstanding net of the unamortized balance of deferred loan origination fees and costs. Deferred loan origination fees and costs are amortized as an adjustment to the related loan yield over the contractual life using the level-yield method. Interest income on loans is accrued over the term of the loans based on the amount of principal outstanding. The accrual of interest is discontinued on a loan when management determines that the collection of interest is doubtful. Generally, a loan is placed on non-accrual status once the borrower is 90 days past due on payments, or whenever sufficient information is received to question the collectability of the loan or any time legal proceedings are initiated involving a loan. Interest income accrued up to the date a loan is placed on non-accrual is reversed through interest income. Cash payments received while a loan is classified as non-

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrual are recorded as a reduction to principal or reported as interest income according to management’s judgment as to the collectability of principal. A loan is returned to accrual status when either all of the principal and interest amounts contractually due are brought current and future payments are, in management’s judgment, collectable, or when it otherwise becomes well secured and in the process of collection. When a loan is charged-off, any interest accrued but not collected on the loan is charged against earnings. The same treatment is applied to impaired loans, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising and Marketing: The Company expenses advertising and marketing costs as incurred. Advertising and marketing expenses were $454,000 in 2015, $277,000 in 2014 and $240,000 in 2013.

Income Taxes: A deferred tax liability or asset is determined at each balance sheet date. It is measured by applying currently enacted tax laws to future amounts that result from differences in the financial statement and tax bases of assets and liabilities.

Other Comprehensive (Loss) Income: Accumulated other comprehensive income (loss) for the Company is comprised of unrealized holding (losses) gains on available-for-sale securities, net of tax, and post-retirement obligations.

Per Share Amounts: The Company currently maintains a simple capital structure; therefore, there are no dilutive effects to earnings per share. Basic earnings per common share are based on weighted average shares outstanding.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic earnings per common share:

	Years ended December 31,
	2015	2014	2013
Net income (amounts in thousands)	$4,378	$3,869	$1,784
Weighted average common shares outstanding	4,497,825	4,527,848	4,527,350
Earnings per share	$0.97	$0.85	$0.39

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

Reclassifications: Certain items in the financial statements for 2014 and 2013 have been reclassified to conform to the 2015 presentation. Such restrictions did not affect net income or shareholders’ equity.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.  Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - INVESTMENT SECURITIES

The following is a summary of investment securities available-for-sale:

	(Amounts in thousands)
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$12,555	$136	$68	$12,623
Obligations of states and political subdivisions	50,139	1,386	120	51,405
U.S. Government-sponsored mortgage-backed securities	70,193	165	679	69,679
U.S. Government-sponsored collateralized mortgage obligations	13,665	—	135	13,530
U.S. Government-guaranteed small business administration pools	2,883	—	46	2,837
Trust preferred securities	1,640	—	862	778
Total debt securities	151,075	1,687	1,910	150,852
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$154,124	$1,687	$1,910	$153,901

	(Amounts in thousands)
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$1	$—	$101
U.S. Government agencies and corporations	8,640	88	80	8,648
Obligations of states and political subdivisions	48,547	1,667	123	50,091
U.S. Government-sponsored mortgage-backed securities	85,675	353	441	85,587
U.S. Government-sponsored collateralized mortgage obligations	14,030	26	64	13,992
Trust preferred securities	1,662	—	883	779
Total debt securities	158,654	2,135	1,591	159,198
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$161,703	$2,135	$1,591	$162,247

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB of Cincinnati and the FRB.

The Bank is required to maintain a minimum investment in stock of the FHLB and FRB. The stock is bought from and sold based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Trading securities are an investment in obligations of states and political subdivisions, short-term government bonds and include cash equivalent investments for trading liquidity. At December 31, 2015, trading securities were $8.1 million and at December 31, 2014

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trading securities were $7.9 million.  Both realized and unrealized gains and losses are included in the Consolidated Statement of Income.

	(Amounts in thousands)
	2015	2014	2013
Unrealized gains	$7	$39	$52
Unrealized losses	(3)	(4)	(3)
Net unrealized gains	4	35	49
Net realized (losses) gains	(15)	292	136
Trading securities (losses) gains, net	$(11)	$327	$185

The amortized cost and fair value of debt securities at December 31, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	4,022	4,165
Due after five years through ten years	21,834	22,234
Due after ten years	41,361	41,244
Total	67,217	67,643
U.S. Government-sponsored mortgage-backed and related securities	83,858	83,209
Total debt securities	$151,075	$150,852

The following table sets forth the proceeds, gains and losses realized on securities sold or called for each of the years ended December 31:

	(Amounts in thousands)
	2015	2014	2013
Proceeds on securities sold	$12,291	$32,733	$29,338
Gross realized gains	135	1,170	658
Gross realized losses	60	582	123

Investment securities with a carrying value of approximately $108.2 million at December 31, 2015 and $116.6 million at December 31, 2014 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2015:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$1,974	$25	$1,947	$43	$3,921	$68
Obligations of states and political subdivisions	5,439	61	2,125	59	7,564	120
U.S. Government-sponsored mortgage-backed securities	35,081	315	16,575	364	51,656	679
U.S. Government-sponsored collateralized mortgage obligations	13,530	135	—	—	13,530	135
U.S. Government-guaranteed small business administration pools	2,837	46	—	—	2,837	46
Trust preferred securities	—	—	778	862	778	862
Total	$58,861	$582	$21,425	$1,328	$80,286	$1,910

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above table represents 34 investment securities where the fair value is less than the related amortized cost.

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

The above table represents 37 investment securities where the current value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

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

As more fully disclosed in Note 11, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive (loss) income (before tax). Through the impairment assessment process, there was no impairment loss recognized in the years ended December 31, 2015 or 2014.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive (loss) income (before tax) as indicated in the following table:

	(Amounts in thousands)
	December 31,
	2015	2014	2013
Trust preferred securities:
Net impairment losses recognized in earnings (before tax)	$—	$—	$1,954
Impairment losses recognized in other comprehensive income (before tax)	$—	$—	$3,595

The following provides a cumulative roll forward of credit losses recognized in earnings for trust preferred securities held for the years ended:

	(Amounts in thousands)
	December 31,
	2015	2014	2013
Beginning balance	$140	$2,305	$351
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	1,954
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Sale of debt securities		(2,165)	—
Ending balance	$140	$140	$2,305

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

At December 31, 2015 and December 31, 2014, there were $778,000 and $779,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at December 31, 2015. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	December 31,
	2015		2014
	Balance	%	Balance	%
Commercial	$84,613	21.5	$72,330	20.1
Commercial real estate	237,137	60.1	223,536	62.1
Residential real estate	45,414	11.5	38,875	10.8
Consumer - home equity	23,334	5.9	21,328	5.9
Consumer - other	3,756	1.0	4,116	1.1
Total loans	$394,254		$360,185

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
December 31, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$2,064	$2,754	$229	$60	$95	5,202
Loan charge-offs	(470)	(84)	(45)	—	(124)	(723)
Recoveries	134	10	37	17	62	260
Net loan recoveries (charge-offs)	(336)	(74)	(8)	17	(62)	(463)
Provision charged to operations	249	246	(68)	(25)	53	455
Balance at end of period	$1,977	$2,926	$153	$52	$86	$5,194

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Amounts in thousands)
December 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$593	$2,638	$356	$88	$89	$3,764
Loan charge-offs	(123)	(186)	(93)	(48)	(144)	(594)
Recoveries	274	3	16	24	77	394
Net loan recoveries (charge-offs)	151	(183)	(77)	(24)	(67)	(200)
Provision charged to operations	1,320	299	(50)	(4)	73	1,638
Balance at end of period	$2,064	$2,754	$229	$60	$95	$5,202

	(Amounts in thousands)
December 31, 2013	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$639	$2,616	$343	$123	$104	$3,825
Loan charge-offs	(1)	(782)	(81)	(12)	(146)	(1,022)
Recoveries	167	11	26	18	89	311
Net loan recoveries (charge-offs)	166	(771)	(55)	6	(57)	(711)
Provision charged to operations	(212)	793	68	(41)	42	650
Balance at end of period	$593	$2,638	$356	$88	$89	$3,764

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended December 31, 2015 and 2014:

	(Amounts in thousands)
December 31, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$834	$178	$—	$—	$—	$1,012
Collectively evaluated for impairment	1,143	2,748	153	52	86	4,182
Total ending allowance balance	$1,977	$2,926	$153	$52	$86	$5,194
Loan Portfolio:
Individually evaluated for impairment	$1,347	$8,465	$—	$—	$—	$9,812
Collectively evaluated for impairment	83,266	228,672	45,414	23,334	3,756	384,442
Total ending loan balance	$84,613	$237,137	$45,414	$23,334	$3,756	$394,254

	(Amounts in thousands)
December 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,316	$148	$—	$—	$—	$1,464
Collectively evaluated for impairment	748	2,606	229	60	95	3,738
Total ending allowance balance	$2,064	$2,754	$229	$60	$95	$5,202
Loan Portfolio:
Individually evaluated for impairment	$2,023	$5,729	$—	$—	$—	$7,752
Collectively evaluated for impairment	70,307	217,807	38,875	21,328	4,116	352,433
Total ending loan balance	$72,330	$223,536	$38,875	$21,328	$4,116	$360,185

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The decrease in the provision for the commercial category is primarily due to the large provision in 2014 relating to a single credit relationship, to which the majority of charge-offs in 2015 relate. The residential real estate decrease in provision is primarily due to a decrease in the historical factor used to produce the provision.

The following tables represent credit exposures by internally assigned grades for years ended December 31, 2015 and 2014, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following is a summary of credit quality indicators by internally assigned grade as of December 31, 2015 and 2014.

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2015
Pass	$77,095	$219,958
Special Mention	4,216	7,707
Substandard	3,302	9,472
Doubtful	—	—
Ending Balance	$84,613	$237,137

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2014
Pass	$65,339	$205,890
Special Mention	4,963	10,209
Substandard	2,028	7,437
Doubtful	—	—
Ending Balance	$72,330	$223,536

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of consumer credit exposure as of December 31, 2015 and 2014.

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2015
Performing	$44,162	$23,072	$3,756
Nonperforming	1,252	262	—
Total	$45,414	$23,334	$3,756

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2014
Performing	$37,544	$21,179	$4,110
Nonperforming	1,331	149	6
Total	$38,875	$21,328	$4,116

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is recorded against interest income. Loans in foreclosure are considered nonperforming. At December 31, 2015, there were $1.3 million of loans in the process of foreclosure.

The following is a summary of classes of loans on non-accrual status as of:

	(Amounts in thousands)
	December 31,
	2015	2014
Commercial	$1,196	$1,824
Commercial real estate	2,176	2,247
Residential real estate	1,252	1,331
Consumer:
Consumer - home equity	262	149
Consumer - other	—	6
Total	$4,886	$5,557

Gross income that should have been recorded in income on nonaccrual loans was $293,000, $351,000 and $147,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Actual interest included in income on these nonaccrual loans amounts to $26,000, $149,000 and $38,000 in 2015, 2014 and 2013, respectively.

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

None of the loans that were approved as TDRs in 2013 have subsequently defaulted in the years ended December 31, 2014 and 2015.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents, by class, information related to loans modified in a TDR during the periods ended:

	(Dollar amounts in thousands)
	December 31, 2015
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial real estate	2	$3,154	$3,154	$—
Subsequently defaulted	—	$—

There were no loans modified as TDRs during the year ended December 31, 2014.

	(Dollar amounts in thousands)
	December 31, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial	5	$438	$438	$20
Commercial real estate	7	2,348	2,348	—
Total restructured loans	12	$2,786	$2,786	$20
Subsequently defaulted	—	$—

In 2015, the two commercial real estate loans were to the same customer.  There was no interest rate impact, only a change in loan terms to six months interest only.

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

The following is an aging analysis of the recorded investment of past due loans as of the periods ended December 31, 2015 and 2014:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2015
Commercial	$178	$—	$1,196	$1,374	$83,239	$84,613	$—
Commercial real estate	248	1,480	2,055	3,783	233,354	237,137	—
Residential real estate	163	131	1,240	1,534	43,880	45,414	—
Consumer:
Consumer - home equity	29	117	262	408	22,926	23,334	—
Consumer - other	10	—	—	10	3,746	3,756	—
Total	$628	$1,728	$4,753	$7,109	$387,145	$394,254	$—

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2014
Commercial	$54	$282	$1,542	$1,878	$70,452	$72,330	$—
Commercial real estate	574	1,774	2,115	4,463	219,073	223,536	—
Residential real estate	122	173	1,144	1,439	37,436	38,875	—
Consumer:
Consumer - home equity	61	—	149	210	21,118	21,328	—
Consumer - other	15	—	6	21	4,095	4,116	—
Total	$826	$2,229	$4,956	$8,011	$352,174	$360,185	$—

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at December 31, 2015 and 2014. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the years ended December 31, 2015, 2014 and 2013.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded:
Commercial	$232	$264	$—
Commercial real estate	7,222	7,424	—
With an allowance recorded:
Commercial	1,115	1,552	834
Commercial real estate	1,243	1,243	178
Total:
Commercial	$1,347	$1,816	$834
Commercial real estate	$8,465	$8,667	$178

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial	$457	$457	$—
Commercial real estate	4,498	5,242	—
With an allowance recorded:
Commercial	1,566	1,566	1,316
Commercial real estate	1,231	1,231	148
Total:
Commercial	$2,023	$2,023	$1,316
Commercial real estate	$5,729	$6,473	$148

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
Commercial	$322	$13
Commercial real estate	4,842	181
With an allowance recorded:
Commercial	1,341	—
Commercial real estate	1,160	84
Total:
Commercial	$1,663	$13
Commercial real estate	$6,002	$265

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no related allowance recorded:
Commercial	$257	$17
Commercial real estate	4,069	158
With an allowance recorded:
Commercial	311	—
Commercial real estate	1,430	73
Total:
Commercial	$568	$17
Commercial real estate	$5,499	$231

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance recorded:
Commercial	$123	$6
Commercial real estate	1,638	117
With an allowance recorded:
Commercial	73	—
Commercial real estate	3,015	95
Total:
Commercial	$196	$6
Commercial real estate	$4,653	$212

NOTE 4 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	(Amounts in thousands)
	December 31,
	2015	2014
Land	$2,746	$2,673
Premises	9,689	8,298
Equipment	8,970	8,440
Leasehold improvements	222	219
Total premises and equipment	21,627	19,630
Less accumulated depreciation	12,437	11,933
Net book value	$9,190	$7,697

Depreciation expense was $792,000 in 2015, $715,000 in 2014 and $713,000 in 2013.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSITS

The following is a summary of interest-bearing deposits:

	(Amounts in thousands)
	December 31,
	2015	2014
Demand	$38,078	$33,146
Money market	104,334	84,277
Savings	114,021	114,400
Time:
In denominations $250,000 or under	98,833	91,802
In denominations of over $250,000	32,994	38,405
Total	$388,260	$362,030

Stated maturities of time deposits were as follows:

(Amounts in thousands)
2015
2016	$92,256
2017	5,691
2018	4,221
2019	2,631
2020	8,734
2021 and beyond	18,294
Total	$131,827

The following is a summary of time deposits of $100,000 or more by remaining maturities:

	(Amounts in thousands)
	December 31, 2015
	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$21,269	$1,116	$22,385
Three to six months	11,786	—	11,786
Six to twelve months	24,881	500	25,381
One through five years	6,166	2,050	8,216
Over five years	4,229	2,206	6,435
Total	$68,331	$5,872	$74,203

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER SHORT TERM BORROWINGS

The following is a summary of FHLB advances and other short term borrowings:

		(Amounts in thousands)
		December 31,
	Weighted Average Interest Rate	2015	2014
FHLB advances - long term:
Fixed rate payable and convertible fixed rate FHLB advances, with monthly interest payments:
Due in 2015		$—	$4,000
Due in 2016	1.99%	5,000	5,000
Due in 2017	3.77%	18,000	16,000
Due in 2018	1.17%	2,000	—
Total FHLB advances - long term	3.20%	25,000	25,000
FHLB advances - short term:
Short term	0.39%	8,000	9,500
Cash management	0.36%	9,000	6,000
Total FHLB advances - short term	0.37%	17,000	15,500
Total FHLB advances	2.06%	42,000	40,500
Other short term borrowings:
Securities sold under repurchase agreements	0.11%	2,499	4,259
Total FHLB advances and other short term borrowings	1.95%	$44,499	$44,759

The following is a summary of FHLB advances – short term:

	(Amounts in thousands)
	2015	2014	2013
Average balance during the year	$14,674	$17,541	$4,559
Average interest rate during the year	0.27%	0.89%	0.15%
Maximum month-end balance during the year	$23,500	$22,500	$13,000
Weighted average interest rate at year end	0.37%	0.25%	0.12%

At December 31, 2015, FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $27.2 million, $26.1 million in mortgage-backed securities and $2.8 million in U.S. Government-guaranteed small business administration pools. In comparison, in the prior year FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $25.6 million and $31.6 million in mortgage-backed securities. Maximum borrowing capacities from FHLB totaled $51.0 million and $53.4 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, $18.0 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB and at December 31, 2014, $22.0 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB. Should the FHLB elect to exercise the put, the Company is required to pay the advance off on that date without penalty.

The following is a summary of other short term borrowings:

	(Amounts in thousands)
	2015	2014	2013
Average balance during the year	$4,082	$4,141	$3,453
Average interest rate during the year	0.10%	0.07%	0.09%
Maximum month-end balance during the year	$7,541	$5,795	$4,022
Weighted average interest rate at year end	0.11%	0.07%	0.07%

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities sold under repurchase agreements represent arrangements the Bank has entered into with certain deposit customers within its local market areas. These borrowings are collateralized with securities. At December 31, 2015 and 2014, securities allocated for this purpose, owned by the Bank and held in safekeeping accounts at independent correspondent banks, amounted to $5.8 million and $7.5 million, respectively.

The following table provides additional detail regarding other short term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At December 31, 2015	At December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$4,729	$6,137
U.S. Government-sponsored collateralized mortgage obligations	1,088	1,361
Total collateral carrying value	$5,817	$7,498
Total short-term borrowings	$2,499	$4,259

NOTE 7 - SUBORDINATED DEBT

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at December 31, 2015 and 2014 were 1.96% and 1.69%. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Bank occupies office facilities under operating leases extending to 2021. Most of these leases contain an option to renew at the then fair rental value for periods of five and ten years. These options enable the Bank to retain use of facilities in desirable operating areas. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental and lease expense was $168,000 for 2015, $139,000 for 2014 and $181,000 for 2013.

The following is a summary of remaining future minimum lease payments under current non-cancelable operating leases for office facilities:

(Amounts in thousands)
Years ending:
December 31, 2016	$236
December 31, 2017	133
December 31, 2018	79
December 31, 2019	46
December 31, 2020	46
Later years	4
Total	$544

At December 31, 2015, the Bank was required to maintain aggregate cash reserves amounting to $5.9 million in order to satisfy federal regulatory requirements. The reserves are held in useable vault cash and interest-earning balances at the Federal Reserve Bank of Cleveland.

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank grants commercial and industrial loans, commercial and residential mortgage loans, and consumer loans to customers in Northeastern Ohio and Western Pennsylvania. Although the Bank has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions. Approximately 0.48% of total loans are unsecured at December 31, 2015 and approximately 1.0% at December 31 2014.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the Consolidated Balance Sheets. The contract or notional amounts on those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	December 31,
	2015	2014
Commitments to extend credit:
Fixed rate	$13,311	$13,825
Variable rate	45,929	49,897
Standby letters of credit	3,508	608

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Generally, these financial arrangements have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice.

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	December 31,
	2015	2014
Overdraft protection available on depositors' accounts	$9,598	$9,632
Balance of overdrafts included in loans	80	108
Average daily balance of overdrafts	99	117
Average daily balance of overdrafts as a percentage of available	1.03%	1.21%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2015, the Company had $150,000 in cash pledged for collateral on its interest rate swap with the third party financial institution.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
				Fair Value
				December 31,
	Notional Amount	Interest Rate Paid	Interest Rate Received	2015	2014
Customer interest rate swap
Maturing in 2020	$2,680	BBA 1 Mo. + Margin	Fixed	$35	$—
Maturing in 2025	5,921	1 Mo. Libor + Margin	Fixed	136	—
Total	$8,601			$171	$—

Third party interest rate swap
Maturing in 2020	$2,680	Fixed	BBA 1 Mo. + Margin	$(35)	$—
Maturing in 2025	5,921	Fixed	1 Mo. Libor + Margin	(136)	—
Total	$8,601			$(171)	$—

The following table presents the fair values of derivative instruments in the balance sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2015
Interest rate derivatives	Other assets	$171	Other liabilities	$171

NOTE 9 – BENEFIT PLANS

The Bank has a contributory defined contribution retirement plan (401(k) plan) which covers substantially all employees. Total expense under the plan was $307,000 for 2015, $284,000 for 2014 and $296,000 for 2013. The Bank matches participants’ voluntary contributions up to 5% of gross pay. Participants may make voluntary contributions to the plan up to a maximum of $18,000 with an additional $6,000 catch-up deferral for plan participants over the age of 50. The Bank makes monthly contributions to this plan equal to amounts accrued for plan expense.

The Company provides supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10,000 annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrues the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2015, the accumulated liability for these benefits totaled $2.8 million, with $2.3 million accrued for the officers’ plan and $522,000 for the directors’ plan.

The following table reconciles the accumulated liability for the benefit obligation of these agreements:

	(Amounts in thousands)
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$2,549	$2,396	$2,218
Benefit expense	369	308	327
Benefit payments	(158)	(155)	(149)
Ending balance	$2,760	$2,549	$2,396

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. The benefit expense, as specified in the agreements for the entire year 2016, is expected to be approximately $359,000. The benefits expected to be paid in the next year are approximately $162,000.

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

The Company accrues for the monthly benefit expense of postretirement cost of insurance for split-dollar life insurance coverage. The following table presents the changes in the accumulated liability.

	(Amounts in thousands)
	December 31,
	2015	2014	2013
Beginning balance	$616	$614	$530
Expense recorded	132	47	56
Other comprehensive loss (income) recorded	108	(45)	28
Ending balance	$856	$616	$614

NOTE 10 - FEDERAL INCOME TAXES

The composition of income tax expense is as follows:

	(Amounts in thousands)
	Years Ended December 31,
	2015	2014	2013
Current	$916	$451	$(8)
Deferred	303	451	96
Total	$1,219	$902	$88

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of net deferred taxes included in other assets:

	(Amounts in thousands)
	December 31,
	2015	2014
Gross deferred tax assets:
Allowance for loan and other real estate losses	$1,766	$1,769
Deferred loan origination cost - net	314	303
Impairment loss on securities	48	48
Deferred compensation	939	866
AMT credit carryforward	704	928
Unrealized loss on available-for-sale securities	76	—
Other items	763	809
Total gross deferred tax assets	4,610	4,723
Valuation allowance	(94)	(94)
Total net deferred tax assets	4,516	4,629
Gross deferred tax liabilities:
Unrealized gain on available-for-sale securities	—	(185)
Premises and equipment	(586)	(494)
Other items	(617)	(595)
Total net deferred tax liabilities	(1,203)	(1,274)
Net deferred tax asset	$3,313	$3,355

The Company had a deferred tax asset of $704,000 for credits related to Alternative Minimum Taxes (AMT) as of December 31, 2015. In comparison, the Company had a deferred tax asset of $928,000 for credits related to AMT at December 31, 2014. The Company also had deferred tax asset of $94,000 relating to a capital loss carryforward as of December 31, 2015 and 2014. The AMT credits have an unlimited carry-forward period. No valuation allowance had been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential. The capital loss carryforward has a 5 year life and expires in 2017; it has a 100% valuation allowance of $94,000 against it. Because of the Company’s inability to generate capital gains, realization of the deferred tax asset therein was not probable.

The following is a reconciliation between tax expense using the statutory tax rate of 34% and the income tax provision:

	(Amounts in thousands)
	Years Ended December 31,
	2015	2014	2013
Statutory tax expense	$1,903	$1,622	$636
Tax effect of non-taxable interest income	(600)	(609)	(504)
Tax effect of earnings on bank-owned life insurance-net	(115)	(114)	(111)
Tax effect of low income housing credit	(54)	(52)	13
Tax effect of non-deductible expenses	85	55	54
Federal income tax expense	$1,219	$902	$88

The related income tax expense on investment securities gains amounted to $22,000 for 2015, $311,000 for 2014 and $245,000 for 2013 and is included in the federal income tax expense.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is no longer met. The provision also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. There were no significant unrecognized tax benefits at December 31, 2015 and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months. No interest or penalties were incurred for income taxes which would have been recorded as a component of income tax expense.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company’s federal and state income tax returns for taxable years through 2011 have been closed for purposes of examination by the Internal Revenue Service and the Ohio Department of Revenue.

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2015 Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$12,623	$—	$12,623	$—
Obligations of states and political subdivisions	51,405	—	51,405	—
U.S. Government-sponsored mortgage-backed securities	69,679	—	69,679	—
U.S. Government-sponsored collateralized mortgage obligations	13,530	—	13,530	—
U.S. Government-guaranteed small business administration pools	2,837	—	2,837	—
Trust preferred securities	778	—	—	778
Regulatory stock	3,049	3,049	—	—
Trading securities	8,134	—	8,134	—
Loans held for sale	4,033	4,033	—	—
Interest rate derivatives	171	—	171	—

LIABILITIES
Interest rate derivatives	$171	$—	$171	$—

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2015, 2014 and 2013. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	December 31,
	2015	2014	2013
	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$779	$10,136	$7,612
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—	(1,954)
Other comprehensive income	21	835	4,553
Discount accretion (premium amortization)	—	7	8
Sales	—	(10,044)	—
Purchases, issuance, and settlements	(22)	(155)	(83)
Ending balance	$778	$779	$10,136
Losses included in net income for the period relating to assets held at period end	$—	$—	$(1,954)

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	December 31,
	2015	2014
Total number of trust preferred securities	2	2
Par value	$1,780	$1,802

Number not considered OTTI	1	1
Par value	$780	$802

Number considered OTTI	1	1
Par value	$1,000	$1,000

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	862	883
Total life-to-date impairment	$1,002	$1,023

The following table details the one debt security with other-than-temporary impairment, its credit rating at December 31, 2015 and the related loss recognized in earnings:

	(Dollar amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2015	Additions in QTD March 31, 2015	Additions in QTD June 30, 2015	Additions in QTD September 30, 2015	Additions in QTD December 31, 2015	Amount of OTTI related to credit loss at December 31, 2015
Trapeza IX B-1	Ca/CC	$140	$—	$—	$—	$—	$140

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the one debt security with other-than-temporary impairment, its credit rating at December 31, 2014 and the related losses recognized in earnings:

	(Dollar amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2014	Additions in QTD March 31, 2014	Additions in QTD June 30, 2014	Additions in QTD September 30, 2014	Additions in QTD December 31, 2014	Amount of OTTI related to credit loss at December 31, 2014
Trapeza IX B-1	Ca/CC	$140	$—	$—	$—	$—	$140

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2015 used to evaluate other-than-temporary impairments:

	(Dollar amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$780	$332	$(448)	B2/CCC	90	22.5%	1.77%
Trapeza IX	B-1	860	446	(414)	Ca/CC	31	18.5	—
Total		$1,640	$778	$(862)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2014 used to evaluate other-than-temporary impairments:

	(Dollar amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$802	$313	$(489)	B2/C	91	25.2%	—%
Trapeza IX	B-1	860	466	(394)	Ca/CC	33	18.1	—
Total		$1,662	$779	$(883)

The market for these securities at December 31, 2015 and December 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2015;
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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The effective discount rates on an overall basis generally range from 10.26% to 14.12% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of December 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell.

	(Amounts in thousands)
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,800	$8,800

Other real estate owned	$—	$—	$61	$61

	(Amounts in thousands)
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,288	$6,288

Other real estate owned	$—	$—	$40	$40

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at December 31, 2015 and December 31, 2014 is not material.

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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$18,496	$18,496	$—	$—	$18,496
Investment securities available-for-sale	153,901	3,049	150,074	778	153,901
Trading securities	8,134	—	8,134	—	8,134
Loans held for sale	4,033	4,033	—	—	4,033
Loans, net of allowance for loan losses	389,060	—	—	393,355	393,355
Bank-owned life insurance	17,328	17,328	—	—	17,328
Accrued interest receivable	1,640	1,640	—	—	1,640
Interest rate derivatives	171	—	171	—	171

LIABILITIES:
Demand, savings and money market deposits	$364,577	$364,577	$—	$—	$364,577
Time deposits	131,827	—	—	134,251	134,251
Short-term borrowings	2,499	2,499	—	—	2,499
Federal Home Loan Bank advances - short term	17,000	12,000	—	4,995	16,995
Federal Home Loan Bank advances - long term	25,000	—	—	25,667	25,667
Subordinated debt	5,155	—	—	4,321	4,321
Accrued interest payable	255	255	—	—	255
Interest rate derivatives	171	—	171	—	171

	(Amounts in thousands)
	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$10,569	$10,569	$—	$—	$10,569
Investment securities available-for-sale	162,247	3,049	158,419	779	162,247
Trading securities	7,861	—	7,861	—	7,861
Loans held for sale	632	632	—	—	632
Loans, net of allowance for loan losses	354,983	—	—	359,518	359,518
Bank-owned life insurance	16,990	16,990	—	—	16,990
Accrued interest receivable	1,723	1,723	—	—	1,723

LIABILITIES:
Demand, savings and money market deposits	$326,554	$326,554	$—	$—	$326,554
Time deposits	130,207	—	—	133,171	133,171
Short-term borrowings	4,259	4,259	—	—	4,259
Federal Home Loan Bank advances - short term	15,500	6,000	—	9,490	15,490
Federal Home Loan Bank advances - long term	25,000	—	—	26,194	26,194
Subordinated debt	5,155	—	—	4,573	4,573
Accrued interest payable	248	248	—	—	248

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2015.

	(Amounts in thousands)
	Fair value at December 31, 2015	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$778	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~10.26% to ~14.12%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	8,800	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (53)% Weighted average (29)%

			Liquidation Expenses (2)	Range (0)% to (43)% Weighted average (5)%

Other real estate owned	61	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive loss or income by component net of tax for the years ended December 31, 2015 and 2014.

	(Amounts in thousands)
	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations
Balance as of December 31, 2013	$(2,860)	$(28)
Other comprehensive income before reclassification	3,607	45
Amount reclassified from accumulated other comprehensive loss	(388)	—
Total other comprehensive income	3,219	45
Balance as of December 31, 2014	$359	$17
Other comprehensive income before reclassification	(457)	(108)
Amount reclassified from accumulated other comprehensive loss	(49)	—
Total other comprehensive loss	(506)	(108)
Balance as of December 31, 2015	$(147)	$(91)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss or income for the years ended December 31, 2015 and 2014.

(Amounts in thousands)
December 31, 2015
	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(75)	Investment securities available-for-sale gains, net
	26	Federal income tax expense
	$(49)	Net of tax

(Amounts in thousands)
December 31, 2014
	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(588)	Investment securities available-for-sale gains, net
	200	Federal income tax expense
	$(388)	Net of tax

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

At December 31, 2015 and December 31, 2014, actual capital levels and minimum required levels for the Company were:

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes
December 31, 2015	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)	$56,922	12.78%	$20,043	4.5%
Tier 1 capital (to risk-weighted assets)	61,922	13.90%	26,723	6.0%
Total capital (to risk-weighted assets)	67,199	15.09%	35,631	8.0%
Tier 1 capital (to average assets)	61,922	10.62%	23,314	4.0%

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes
December 31, 2014	Amount	Ratio	Amount	Ratio
Tier 1 capital (to risk-weighted assets)	$58,705	14.58%	$16,106	4.0%
Total capital (to risk-weighted assets)	63,704	15.82%	32,212	8.0%
Tier 1 capital (to average assets)	58,705	10.66%	22,024	4.0%

Approximately $5.0 million of trust preferred securities outstanding at December 31, 2015 and December 31, 2014, respectively, qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at December 31, 2015 and December 31, 2014.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with whom they are affiliated were loan customers during 2015. The following is an analysis of such loans:

(Amounts in thousands)
Total related-party loans at December 31, 2014	$4,165
New related-party loans	2,147
Repayments or other	(1,942)
Total related-party loans at December 31, 2015	$4,370

Deposits from executive officers, directors, and their affiliates at December 31, 2015 and 2014 were $2.5 million and $2.6 million, respectively.

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

BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2015	2014
ASSETS
Cash	$122	$96
Investment in bank subsidiary	52,848	52,082
Investment in non-bank subsidiary	—	15
Subordinated note from subsidiary bank	6,000	6,000
Other assets	3,833	3,650
Total assets	$62,803	$61,843
LIABILITIES
Other liabilities	$964	$836
Subordinated debt (Note 7)	5,155	5,155
Total liabilities	6,119	5,991
SHAREHOLDERS’ EQUITY
Common stock	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	17,851	14,555
Accumulated other comprehensive (loss) income	(238)	376
Treasury stock	(5,403)	(3,553)
Total shareholders’ equity	56,684	55,852
Total liabilities & shareholders’ equity	$62,803	$61,843

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years ended December 31,
	2015	2014	2013
Dividends from bank subsidiary	$3,310	$1,013	$544
Interest and dividend income	97	93	96
Other income	63	62	99
Interest on subordinated debt	(91)	(88)	(90)
Other expenses	(513)	(311)	(380)
Income before income tax and equity in undistributed earnings of subsidiaries	2,866	769	269
Income tax benefit	133	95	104
Equity in undistributed earnings of subsidiaries	1,379	3,005	1,411
Net income	$4,378	$3,869	$1,784
Comprehensive income	$3,764	$7,133	$603

CORTLAND BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flow from operating activities
Net income	$4,378	$3,869	$1,784
Adjustments to reconcile net income to net cash deficit from operating activities:
Equity in undistributed net income of subsidiaries	(1,379)	(3,005)	(1,411)
Deferred tax benefit	(6)	—	(6)
Change in other assets and liabilities	(35)	(156)	113
Net cash flow from operating activities	2,958	708	480
Cash deficit from financing activities
Dividends paid	(1,082)	(816)	(544)
Treasury shares reissued	—	—	24
Treasury shares purchased	(1,850)	—	—
Net cash deficit from financing activities	(2,932)	(816)	(520)
Net change in cash	26	(108)	(40)
Cash
Beginning of year	96	204	244
End of year	$122	$96	$204

NOTE 16 - DIVIDEND RESTRICTIONS

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2016 is $4.4 million plus 2016 profits retained up to the date of the dividend declaration.

NOTE 17 – LITIGATION

The Bank is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

NOTE 18 – STOCK REPURCHASE PROGRAM

On March 24, 2015, the Company’s Board of Directors adopted a Stock Repurchase Program which allowed the Company to repurchase up to 200,000 shares or approximately 4.4% of its 4,527,849 outstanding common shares in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on March 24, 2015, the commitment to repurchase the stock during the program was approximately $3.1 million. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. As of December 31, 2015, the Company had repurchased 123,066 shares under the program to date. On January 26, 2016, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,404,783 shares outstanding at January 26, 2016, of the Company’s outstanding common stock. This program will terminate on December 31, 2016 or upon purchase of 100,000 shares if earlier or at any time without prior notice.

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

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2015 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

Item 9B. Other Information – Not applicable.

PART III

Item l0. Directors, Executive Officers and Corporate Governance

Information relating to this item will be set forth in the Company’s definitive proxy statement to be filed on or about March 30, 2016 in connection with the Annual Meeting of Shareholders to be held May 24, 2016 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees,” “Continuing Directors,” “The Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information relating to executive officers of the Company is set forth in Part I of this Form 10-K.

Item ll. Executive Compensation

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Director Compensation in 2015.”

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

CORTLAND BANCORP
Date: March 24, 2016	By:	/s/ James M. Gasior
James M. Gasior
President, Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy K. Woofter	Director and Chairman of the Board	March 24, 2016
Timothy K. Woofter		Date

/s/ James M. Gasior	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2016
James M. Gasior		Date

/s/ Timothy Carney	Director	March 24, 2016
Timothy Carney		Date

/s/ David C. Cole	Director	March 24, 2016
David C. Cole		Date

/s/ J. Martin Erbaugh	Director	March 24, 2016
J. Martin Erbaugh		Date

/s/ James E. Hoffman, III	Director	March 24, 2016
James E. Hoffman, III		Date

/s/ Neil J. Kaback	Director	March 24, 2016
Neil J. Kaback		Date

/s/ Joseph E. Koch	Director	March 24, 2016
Joseph E. Koch		Date

/s/ Joseph P. Langhenry	Director	March 24, 2016
Joseph P. Langhenry		Date

/s/ Thomas P. Perciak	Director	March 24, 2016
Thomas P. Perciak		Date

/s/ Richard B. Thompson	Director	March 24, 2016
Richard B. Thompson		Date

/s/ Anthony R. Vross	Director	March 24, 2016
Anthony R. Vross		Date

/s/ David J. Lucido	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2016
David J. Lucido		Date

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	10-K	3.2	03/24/15

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of November 24, 2015	8-K	10.17	12/01/15

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of November 24, 2015	8-K	10.19	12/01/15

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of November 24, 2015	8-K	10.23	12/01/15

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of November 24, 2015	8-K	10.25	12/01/15

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	10-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.3	12/01/15

10.32	[Reserved]

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

10.33	[Reserved]

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.34	12/01/15

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	08/03/15

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	10-Q	10.36.3	08/11/15

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

10.37.2	Form of incentive stock option award under the 2015 Director Equity Plan	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 1 of Financial Statements

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel – Consent of independent registered public accounting firm				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓

(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Lance A. Morrison, Secretary, Cortland Bancorp, 194 West Main Street, Cortland, Ohio 44410.

CORTLAND BANCORP AND

THE CORTLAND SAVINGS AND BANKING COMPANY

BOARD OF DIRECTORS

TIMOTHY K. WOOFTER Chairman of the Board President and Chief Executive Officer, Stan-Wade Metal Products Tank Manufacturer and Oil Equipment Distributor
TIMOTHY CARNEY Executive Vice President and Chief Operating Officer Cortland Bancorp and The Cortland Savings and Banking Company
DAVID C. COLE Partner and President, Cole Valley Motor Company Automobile Dealership
J. MARTIN ERBAUGH President, JM Erbaugh Co. Investment Firm
JAMES M. GASIOR President and Chief Executive Officer Cortland Bancorp and The Cortland Savings and Banking Company
JAMES E. HOFFMAN, III Attorney, Hoffman and Walker Law Firm
NEIL J. KABACK Vice President, Cohen & Company, Ltd. Accounting Firm
JOSEPH E. KOCH President, Joe Koch Construction Homebuilding, Developing and Remodeling Company
JOSEPH P. LANGHENRY President and Chief Executive Officer, Watteredge, Inc. Power Conductor Devices and Accessories Manufacturer
THOMAS P. PERCIAK Mayor, Strongsville, OH Government
RICHARD B. THOMPSON Executive, Therm-O-Link, Inc. Electrical Wire and Cable Manufacturer
ANTHONY R. VROSS Executive, Simon Roofing Commercial Roofing and Industrial Roof Maintenance

DIRECTOR EMERITUS

K. RAY MAHAN

CORTLAND BANCORP

EXECUTIVE OFFICERS

JAMES M. GASIOR

President and Chief Executive Officer

TIMOTHY CARNEY

Executive Vice President and Chief Operating Officer

DAVID J. LUCIDO

Senior Vice President and Chief Financial Officer

STANLEY P. FERET

Senior Vice President and Chief Lending Officer

THE CORTLAND SAVINGS AND BANKING COMPANY

OFFICERS

JAMES M. GASIOR President and Chief Executive Officer	DAVID J. LUCIDO Senior Vice President and Chief Financial Officer

TIMOTHY CARNEY Executive Vice President and Chief Operating Officer	STANLEY P. FERET Senior Vice President and Chief Lending Officer

KAREN BOSLEY Assistant Vice President Community Banking Manager/Business Banking Officer	LANCE A. MORRISON Vice President General Counsel/Corporate Secretary/Director of Human Resources

HEATHER J. BOWSER Assistant Vice President Collection Officer	ROBERT MEEK Assistant Vice President Treasury Management/Sales Representative

DANIELLE CANTRELL Vice President Retail, Business Banking and Investment Sales Manager	KEITH MROZEK Vice President Special Assets & Loan Review

MELANIE CHRISTIE Assistant Vice President Compliance Officer	ROCCO PAGE Vice President Retail Mortgage Banking Officer

JONI EVERSON Vice President Retail Mortgage Banking Officer	RICHARD M. PAVLOCK Vice President Retail Mortgage Banking Officer

DEBORAH L. EAZOR Vice President Operations Manager	MICHELLE REILLY Vice President, Assistant Treasurer Mortgage Banking/ Funds Management

JOAN M. FRANGIAMORE Vice President Controller	BARBARA R. SANDROCK Vice President Information Systems Manager

BRETT GATTA Assistant Vice President Commercial Banking Portfolio Manager	KAREN SHARP Vice President Retail Mortgage Banking Officer

JOHN HEWITT Vice President Credit Manager	JEROME L. SMITH Vice President Commercial Banking Officer

JANET K. HOUSER Assistant Vice President Electronic Banking Specialist	CARRIE STACKHOUSE Vice President Commercial Banking Officer

JAMES HUGHES Assistant Vice President Community Banking Manager/Business Banking Officer	GREGORY STALLMAN Vice President Retail Mortgage Banking Officer

BRYAN IGNAZIO Assistant Vice President Community Banking Manager/Business Banking Officer	MARK E. TAYLOR Vice President Commercial Banking Officer

MICHELE LEE Assistant Vice President Community Banking Manager/Business Banking Officer	RUSSELL E. TAYLOR Assistant Vice President BSA/Compliance Officer/Director of Security

ANGELO LOCASTRO Assistant Vice President Community Banking Manager/Business Banking Officer	JACQUELINE TREHARNE Assistant Vice President Mortgage Operations Manager

DARLENE MACK Assistant Vice President Human Resources Manager	SHIRLEY A. WADE Assistant Vice President Executive Secretary

MELISSA MAKI Assistant Vice President Director of Marketing and Communications	JAMES E. WELLINGTON Vice President Retail Mortgage Banking Officer

STANLEY MAGIELSKI Vice President Commercial Banking Officer	MINDY WIESENSEE Assistant Vice President Community Banking Manager/Business Banking Officer

NATHANIEL J. MARSHALL Market Vice President Private Banking Services Officer	NICOLE WHITSEL Assistant Vice President Risk Manager/Compliance

KAREN MILLER Assistant Secretary Retail Operations Manager/Retail Training