Form 10-Q
period 2016-03-31
CORTLAND BANCORP INC
filed 2016-05-11
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,404,783 Shares May 4, 2016

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$7,171	$8,454
Interest-earning deposits	5,599	10,042
Total cash and cash equivalents	12,770	18,496
Investment securities available-for-sale (Note 3)	157,927	153,901
Trading securities (Note 3)	8,116	8,134
Loans held for sale	4,080	4,033
Total loans (Note 4)	373,788	394,254
Less allowance for loan losses (Note 4)	(5,180)	(5,194)
Net loans	368,608	389,060
Premises and equipment	9,009	9,190
Bank-owned life insurance	17,129	17,328
Other assets	12,754	12,301
Total assets	$590,393	$612,443

LIABILITIES
Noninterest-bearing deposits	$109,188	$108,144
Interest-bearing deposits	372,753	388,260
Total deposits	481,941	496,404
Short-term borrowings	3,608	2,499
Federal Home Loan Bank advances - short term	12,000	17,000
Federal Home Loan Bank advances - long term	20,500	25,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	8,919	9,701
Total liabilities	532,123	555,759

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2016 and 2015; outstanding shares, 4,404,783 in 2016 and 2015	23,641	23,641
Additional paid-in capital	20,833	20,833
Retained earnings	18,904	17,851
Accumulated other comprehensive income (loss)	295	(238)
Treasury stock, at cost, 323,484 shares in 2016 and 2015	(5,403)	(5,403)
Total shareholders’ equity	58,270	56,684
Total liabilities and shareholders’ equity	$590,393	$612,443

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$4,386	$4,080
Interest and dividends on investment securities:
Taxable interest	555	670
Nontaxable interest	412	434
Dividends	28	28
Other interest income	12	5
Total interest income	5,393	5,217
INTEREST EXPENSE
Deposits	486	415
Short-term borrowings	1	1
Federal Home Loan Bank advances - short term	15	10
Federal Home Loan Bank advances - long term	164	200
Subordinated debt	26	22
Total interest expense	692	648
Net interest income	4,701	4,569
PROVISION FOR LOAN LOSSES	—	160
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,701	4,409
NON-INTEREST INCOME
Fees for customer services	520	483
Investment securities available-for-sale gains, net	358	—
Trading security (losses) gains, net	(34)	8
Mortgage banking gains, net	349	185
Other real estate gains- net	13	—
Earnings on bank-owned life insurance	81	86
Wealth management income	21	190
Other non-interest income	99	103
Total non-interest income	1,407	1,055
NON-INTEREST EXPENSES
Salaries and employee benefits	2,398	2,448
Net occupancy and equipment expense	527	487
State and local taxes	112	100
FDIC insurance expense	81	83
Professional fees	195	194
Advertising and marketing expense	121	50
Net losses from the extinguishment of debt	242	—
Other operating expenses	808	632
Total non-interest expenses	4,484	3,994
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,624	1,470
Federal income tax expense	262	321
NET INCOME	$1,362	$1,149
EARNINGS PER SHARE	$0.31	$0.25
CASH DIVIDENDS DECLARED PER SHARE	$0.07	$0.06

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Net income	$1,362	$1,149
Other comprehensive income :
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,146	680
Tax effect	(390)	(231)
Reclassification adjustment for net gains realized in net income	(358)	—
Tax effect	122	—
Total securities available for sale	520	449
Change in post-retirement obligations	13	(23)
Total other comprehensive income	533	426
Total comprehensive income	$1,895	$1,575

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
THREE MONTHS ENDED March 31, 2015

Balance at December 31, 2014	$23,641	$20,833	$14,555	$376	$(3,553)	$55,852
Net income	—	—	1,149	—	—	1,149
Other comprehensive income, net of tax	—	—	—	426	—	426
Cash dividend declared ($0.06 per share)	—	—	(272)	—	—	(272)
Balance at March 31, 2015	$23,641	$20,833	$15,432	$802	$(3,553)	$57,155

THREE MONTHS ENDED March 31, 2016

Balance at December 31, 2015	$23,641	$20,833	$17,851	$(238)	$(5,403)	$56,684
Net income	—	—	1,362	—	—	1,362
Other comprehensive income, net of tax	—	—	—	533	—	533
Cash dividend declared ($0.07 per share)	—	—	(309)	—	—	(309)
Balance at March 31, 2016	$23,641	$20,833	$18,904	$295	$(5,403)	$58,270

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
Net cash (deficit) flow from operating activities	$(25)	$209
Cash flow from investing activities
Purchases of available-for-sale securities	(35,045)	(3,939)
Proceeds from sale of available-for-sale securities	26,505	—
Proceeds from call, maturity and principal payments on available-for-sale securities	5,287	3,867
Net decrease in loans made to customers	20,405	16,277
Proceeds from sale of other real estate	61	40
Proceeds from bank-owned life insurance	280	—
Purchases of premises and equipment	(31)	(282)
Net cash flow from investing activities	17,462	15,963
Cash deficit from financing activities
Net decrease in deposit accounts	(14,463)	(17,290)
Net change in short term borrowings	1,109	839
Net change in Federal Home Loan Bank advances - short term	(5,000)	2,000
Repayments of Federal Home Loan Bank advances - long term	(4,500)	(4,000)
Proceeds from Federal Home Loan Bank advances - long term	—	4,000
Dividends paid	(309)	(272)
Net cash deficit from financing activities	(23,163)	(14,723)
Net change in cash and cash equivalents	(5,726)	1,449
Cash and cash equivalents
Beginning of period	18,496	10,569
End of period	$12,770	$12,018
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$75
Interest	$678	$648
Transfer of loans to other real estate owned	$47	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2015, included in our Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain items contained in the 2015 financial statements have been reclassified to conform to the presentation for 2016. Such reclassifications had no effect on the net results of operations or shareholders’ equity.

2.) Authoritative Accounting Guidance:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after
December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period.  This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815).  The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323).  The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amendments in this update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance.  The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$2,340	$13	$—	$2,353
Obligations of states and political subdivisions	60,760	1,683	77	62,366
U.S. Government-sponsored mortgage-backed securities	71,172	189	391	70,970
U.S. Government-sponsored collateralized mortgage obligations	10,681	80	10	10,751
U.S. Government-guaranteed small business administration pools	8,192	1	13	8,180
Trust preferred securities	1,636	—	910	726
Total debt securities	154,781	1,966	1,401	155,346
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	2,581	—	—	2,581
Total investment securities available-for-sale	$157,362	$1,966	$1,401	$157,927

	(Amounts in thousands)
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$12,555	$136	$68	$12,623
Obligations of states and political subdivisions	50,139	1,386	120	51,405
U.S. Government-sponsored mortgage-backed securities	70,193	165	679	69,679
U.S. Government-sponsored collateralized mortgage obligations	13,665	—	135	13,530
U.S. Government-guaranteed small business administration pools	2,883	—	46	2,837
Trust preferred securities	1,640	—	862	778
Total debt securities	151,075	1,687	1,910	150,852
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$154,124	$1,687	$1,910	$153,901

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB of Cincinnati and the FRB. The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Trading securities are an investment in obligations of states and political subdivisions, government and agency bonds, short-term government bonds and include cash equivalent investments for trading liquidity. At both March 31, 2016 and December 31, 2015, trading securities were $8.1 million. Both realized and unrealized gains and losses are included in the Consolidated Statements of Income as shown in the following table.

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2016	2015
Unrealized gains	$9	$46
Unrealized losses	(34)	(1)
Net unrealized (losses) gains	(25)	45
Net realized losses	(9)	(37)
Trading securities (losses) gains, net	$(34)	$8

The amortized cost and fair value of debt securities at March 31, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,445	1,531
Due after five years through ten years	14,393	14,874
Due after ten years	57,090	57,220
Total	72,928	73,625
U.S. Government-sponsored mortgage-backed and related securities	81,853	81,721
Total debt securities	$154,781	$155,346

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2016	2015
Proceeds on securities sold	$26,505	$—
Gross realized gains	435	—
Gross realized losses	77	—

Investment securities with a carrying value of approximately $110.1 million at March 31, 2016 and $108.2 million at December 31, 2015 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at March 31, 2016:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$8,811	$67	$2,400	$10	$11,211	$77
U.S. Government-sponsored mortgage-backed securities	27,921	198	17,825	193	45,746	391
U.S. Government-sponsored collateralized mortgage obligations	2,514	10	—	—	2,514	10
U.S. Government-guaranteed small business administration pools	4,804	13	—	—	4,804	13
Trust preferred securities	—	—	726	910	726	910
Total	$44,050	$288	$20,951	$1,113	$65,001	$1,401

The above table comprises 50 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at December 31, 2015:

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

The above table comprises 34 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions and U.S. Government agencies and corporations were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

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

As more fully disclosed in Note 9, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no impairment loss recognized in the three months ended March 31, 2016 and 2015.

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$140	$140
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—
Additional credit losses on debt securities for which other-than- temporary impairment was previously recognized	—	—
Sale of debt securities	—	—
Ending balance	$140	$140

At March 31, 2016 and December 31, 2015, there were $726,000 and $778,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at March 31, 2016. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	March 31, 2016		December 31, 2015
	Balance	%	Balance	%
Commercial	$61,155	16.4	$84,613	21.5
Commercial real estate	238,596	63.8	237,137	60.1
Residential real estate	46,803	12.5	45,414	11.5
Consumer - home equity	23,363	6.3	23,334	5.9
Consumer - other	3,871	1.0	3,756	1.0
Total loans	$373,788		$394,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
March 31, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,977	$2,926	$153	$52	$86	$5,194
Loan charge-offs	—	—	—	—	(39)	(39)
Recoveries	—	1	—	4	20	25
Net loan recoveries (charge-offs)	—	1	—	4	(19)	(14)
Provision charged to operations	8	(24)	1	(3)	18	—
Balance at end of period	$1,985	$2,903	$154	$53	$85	$5,180

	(Amounts in thousands)
March 31, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$2,064	$2,754	$229	$60	$95	$5,202
Loan charge-offs	—	—	(2)	—	(33)	(35)
Recoveries	1	—	11	5	21	38
Net loan recoveries (charge-offs)	1	—	9	5	(12)	3
Provision charged to operations	(75)	229	(7)	(1)	14	160
Balance at end of period	$1,990	$2,983	$231	$64	$97	$5,365

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a full breakdown by portfolio segment of the allowance for loan losses and the recorded investment in loans at March 31, 2016 and December 31, 2015:

	(Amounts in thousands)
March 31, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$831	$178	$—	$—	$—	$1,009
Collectively evaluated for impairment	1,154	2,725	154	53	85	4,171
Total ending allowance balance	$1,985	$2,903	$154	$53	$85	$5,180
Loan Portfolio:
Individually evaluated for impairment	$1,331	$8,380	$—	$—	$—	$9,711
Collectively evaluated for impairment	59,824	230,216	46,803	23,363	3,871	364,077
Total ending loans balance	$61,155	$238,596	$46,803	$23,363	$3,871	$373,788

	(Amounts in thousands)
December 31, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$834	$178	$—	$—	$—	$1,012
Collectively evaluated for impairment	1,143	2,748	153	52	86	4,182
Total ending allowance balance	$1,977	$2,926	$153	$52	$86	$5,194
Loan Portfolio:
Individually evaluated for impairment	$1,347	$8,465	$—	$—	$—	$9,812
Collectively evaluated for impairment	83,266	228,672	45,414	23,334	3,756	384,442
Total ending loans balance	$84,613	$237,137	$45,414	$23,334	$3,756	$394,254

The decrease in commercial loan balances from year-end was due in part to 90-day or less term commercial loans for a total of $24.2 million that closed in December 2015 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2016. The decrease in the allowance for commercial real estate is due to the change in the historical factor. Along with the impact of classified loans, the amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off.

The following tables represent credit exposures by internally assigned grades for March 31, 2016 and December 31, 2015. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of credit quality indicators by internally assigned grades as of March 31, 2016 and December 31, 2015:

	(Amounts in thousands)
	Commercial	Commercial real estate
March 31, 2016
Pass	$55,040	$221,619
Special Mention	2,004	7,606
Substandard	4,111	9,371
Doubtful	—	—
Ending Balance	$61,155	$238,596

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2015
Pass	$77,095	$219,958
Special Mention	4,216	7,707
Substandard	3,302	9,472
Doubtful	—	—
Ending Balance	$84,613	$237,137

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

The following table is a summary of consumer credit exposure as of March 31, 2016 and December 31, 2015:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
March 31, 2016
Performing	$45,467	$23,104	$3,871
Nonperforming	1,336	259	—
Total	$46,803	$23,363	$3,871

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2015
Performing	$44,162	$23,072	$3,756
Nonperforming	1,252	262	—
Total	$45,414	$23,334	$3,756

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of classes of loans on non-accrual status as of March 31, 2016 and December 31, 2015:

	(Amounts in thousands)
	March 31, 2016	December 31, 2015
Commercial	$1,193	$1,196
Commercial real estate	2,161	2,176
Residential real estate	1,336	1,252
Consumer:
Consumer - home equity	259	262
Consumer - other	—	—
Total	$4,949	$4,886

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

There were no loans modified as TDRs for the three months ended March 31, 2016 and 2015. None of the loans that were approved as TDR’s in 2014 or 2015 have subsequently defaulted in the three month periods ended March 31, 2015 and 2016.

The following table is an aging analysis of the recorded investment of past due loans as of March 31, 2016 and December 31, 2015:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2016
Commercial	$—	$2	$1,193	$1,195	$59,960	$61,155	$—
Commercial real estate	1,238	—	1,790	3,028	235,568	238,596	—
Residential real estate	123	59	1,268	1,450	45,353	46,803	—
Consumer:
Consumer - home equity	134	20	259	413	22,950	23,363	—
Consumer - other	24	—	—	24	3,847	3,871	—
Total	$1,519	$81	$4,510	$6,110	$367,678	$373,788	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2015
Commercial	$178	$—	$1,196	$1,374	$83,239	$84,613	$—
Commercial real estate	248	1,480	2,055	3,783	233,354	237,137	—
Residential real estate	163	131	1,240	1,534	43,880	45,414	—
Consumer:
Consumer - home equity	29	117	262	408	22,926	23,334	—
Consumer - other	10	—	—	10	3,746	3,756	—
Total	$628	$1,728	$4,753	$7,109	$387,145	$394,254	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2016 and December 31, 2015. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three months ended March 31, 2016 and 2015.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2016
With no related allowance recorded:
Commercial	$219	$251	$—
Commercial real estate	7,152	7,354	—
With an allowance recorded:
Commercial	1,112	1,549	831
Commercial real estate	1,228	1,228	178
Total:
Commercial	$1,331	$1,800	$831
Commercial real estate	$8,380	$8,582	$178

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded:
Commercial	$232	$264	$—
Commercial real estate	7,222	7,424	—
With an allowance recorded:
Commercial	1,115	1,552	834
Commercial real estate	1,243	1,243	178
Total:
Commercial	$1,347	$1,816	$834
Commercial real estate	$8,465	$8,667	$178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2016
With no related allowance recorded:
Commercial	$223	$3
Commercial real estate	7,183	83
With an allowance recorded:
Commercial	1,113	—
Commercial real estate	1,233	24
Total:
Commercial	$1,336	$3
Commercial real estate	$8,416	$107

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2015
With no related allowance recorded:
Commercial	$354	$2
Commercial real estate	4,549	37
With an allowance recorded:
Commercial	1,564	—
Commercial real estate	1,219	29
Total:
Commercial	$1,918	$2
Commercial real estate	$5,768	$66

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

	Three Months Ended
	March 31,
	2016	2015
Net income (amounts in thousands)	$1,362	$1,149
Weighted average common shares outstanding	4,404,783	4,527,849
Earnings per share	$0.31	$0.25

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2016 and December 31, 2015 were 2.08% and 1.96%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	March 31, 2016	December 31, 2015
Commitments to extend credit:
Fixed rate	$25,584	$13,311
Variable rate	40,909	45,929
Standby letters of credit	3,508	3,508

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	March 31, 2016	December 31, 2015
Overdraft protection available on depositors' accounts	$9,613	$9,598
Balance of overdrafts included in loans	106	80
Average daily balance of overdrafts	106	99
Average daily balance of overdrafts as a percentage of available	1.10%	1.03%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2016, the Company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third party financial institution with a fair value of $744,000. At December 31, 2015, the Company had $150,000 in cash pledged for collateral on its interest rate swap with the third party financial institution.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2016	December 31, 2015	Interest Rate Paid	Interest Rate Received	March 31, 2016	December 31, 2015
Customer interest rate swap
Maturing in 2020	$2,658	$2,680	1 Mo. Libor + Margin	Fixed	$91	$35
Maturing in 2025	5,854	5,921	1 Mo. Libor + Margin	Fixed	327	136
Maturing in 2026	2,250	—	1 Mo. Libor + Margin	Fixed	69	—
Total	$10,762	$8,601			$487	$171

Third party interest rate swap
Maturing in 2020	$2,658	$2,680	Fixed	1 Mo. Libor + Margin	$91	$35
Maturing in 2025	5,854	5,921	Fixed	1 Mo. Libor + Margin	327	136
Maturing in 2026	2,250	—	Fixed	1 Mo. Libor + Margin	69	—
Total	$10,762	$8,601			$487	$171

The following table presents the fair values of derivative instruments in the balance sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2016
Interest rate derivatives	Other assets	$487	Other liabilities	$487

December 31, 2015
Interest rate derivatives	Other assets	$171	Other liabilities	$171

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at March 31, 2016 Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$2,353	$—	$2,353	$—
Obligations of states and political subdivisions	62,366	—	62,366	—
U.S. Government-sponsored mortgage-backed securities	70,970	—	70,970	—
U.S. Government-sponsored collateralized mortgage obligations	10,751	—	10,751	—
U.S. Government-guaranteed small business administration pools	8,180	—	8,180	—
Trust preferred securities	726	—	—	726
Regulatory stock	2,581	2,581	—	—
Trading securities	8,116	—	8,116	—
Loans held for sale	4,080	4,080	—	—
Interest rate derivatives	487	—	487	—

LIABILITIES
Interest rate derivatives	$487	$—	$487	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2015 Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$12,623	$—	$12,623	$—
Obligations of states and political subdivisions	51,405	—	51,405	—
U.S. Government-sponsored mortgage-backed securities	69,679	—	69,679	—
U.S. Government-sponsored collateralized mortgage obligations	13,530	—	13,530	—
U.S. Government-guaranteed small business administration pools	2,837	—	2,837	—
Trust preferred securities	778	—	—	778
Regulatory stock	3,049	3,049	—	—
Trading securities	8,134	—	8,134	—
Loans held for sale	4,033	4,033	—	—
Interest rate derivatives	171	—	171	—

LIABILITIES
Interest rate derivatives	$171	$—	$171	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2016 and 2015. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2016	2015
	Trust preferred securities	Trust preferred securities
Beginning balance	$778	$779
Net realized/unrealized losses included in:
Noninterest income	—	—
Other comprehensive income	(48)	(15)
Discount accretion (premium amortization)	—	—
Sales	—	—
Purchases, issuance, and settlements	(4)	(5)
Ending balance	$726	$759
Losses included in net income for the period relating to assets held at period end	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	March 31, 2016	December 31, 2015
Total number of trust preferred securities	2	2
Par value	$1,776	$1,780

Number not considered OTTI	1	1
Par value	$776	$780

Number considered OTTI	1	1
Par value	$1,000	$1,000

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	910	862
Total life-to-date impairment	$1,050	$1,002

The following table details the one debt security with other-than-temporary impairment, its credit rating at March 31, 2016 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2016	Additions in QTD March 31, 2016	Amount of OTTI related to credit loss at March 31, 2016
Trapeza IX B-1	Ca/CC	$140	$—	$140
Total		$140	$—	$140

The following table details the one debt security with other-than-temporary impairment, its credit ratings at March 31, 2015 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2015	Additions in QTD March 31, 2015	Amount of OTTI related to credit loss at March 31, 2015
Trapeza IX B-1	Ca/CC	$140	$—	$140
Total		$140	$—	$140

The following table provides additional information related to the Company’s trust preferred securities as of March 31, 2016 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$776	$295	$(481)	B2/CCC	90	22.8%	2.71%
Trapeza IX	B-1	860	431	(429)	Ca/CC	31	18.5	—
Total		$1,636	$726	$(910)

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

The market for these securities at March 31, 2016 and December 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as new issuance is essentially nonexistent. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2016;
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

The effective discount rates on an overall basis generally range from 10.05% to 14.06% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred security and the prepayment assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell.

	(Amounts in thousands)
	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,702	$8,702

Other real estate owned	—	—	60	60

	(Amounts in thousands)
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,800	$8,800

Other real estate owned	—	—	61	61

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at March 31, 2016 and December 31, 2015 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	March 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$12,770	$12,770	$—	$—	$12,770
Investment securities available-for-sale	157,927	2,581	154,620	726	157,927
Trading securities	8,116	—	8,116	—	8,116
Loans held for sale	4,080	4,080	—	—	4,080
Loans, net of allowance for loan losses	368,608	—	—	372,057	372,057
Bank-owned life insurance	17,129	17,129	—	—	17,129
Accrued interest receivable	2,009	2,009	—	—	2,009
Interest rate derivatives	487	—	487	—	487

LIABILITIES:
Demand, savings and money market deposits	$348,103	$348,103	$—	$—	$348,103
Time deposits	133,838	—	—	136,521	136,521
Short term borrowings	3,608	3,608	—	—	3,608
Federal Home Loan Bank advances - short term	12,000	8,000	—	3,999	11,999
Federal Home Loan Bank advances - long term	20,500	—	—	20,928	20,928
Subordinated debt	5,155	—	—	4,076	4,076
Accrued interest payable	269	269	—	—	269
Interest rate derivatives	487	—	487	—	487

	(Amounts in thousands)
	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$18,496	$18,496	$—	$—	$18,496
Investment securities available-for-sale	153,901	3,049	150,074	778	153,901
Trading securities	8,134	—	8,134	—	8,134
Loans held for sale	4,033	4,033	—	—	4,033
Loans, net of allowance for loan losses	389,060	—	—	393,355	393,355
Bank-owned life insurance	17,328	17,328	—	—	17,328
Accrued interest receivable	1,640	1,640	—	—	1,640
Interest rate derivatives	171	—	171	—	171

LIABILITIES:
Demand, savings and money market deposits	$364,577	$364,577	$—	$—	$364,577
Time deposits	131,827	—	—	134,251	134,251
Short term borrowings	2,499	2,499	—	—	2,499
Federal Home Loan Bank advances - short term	17,000	12,000	—	4,995	16,995
Federal Home Loan Bank advances - long term	25,000	—	—	25,667	25,667
Subordinated debt	5,155	—	—	4,321	4,321
Accrued interest payable	255	255	—	—	255
Interest rate derivatives	171	—	171	—	171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2016:

	(Amounts in thousands)
	Fair value at March 31, 2016	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$726	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~10.05% to ~14.06%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	8,702	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (53)% Weighted average (29)%

			Liquidation Expenses (2)	Range (0)% to (43)% Weighted average (5)%

Other real estate owned	60	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2015:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2016 and 2015:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2016		2015
	Unrealized gains (losses) on available-for-sale securities	Change in pension and postretirement obligations	Unrealized gains on available-for-sale securities	Change in pension and postretirement obligations
Beginning balance	$(147)	$(91)	$359	$17
Other comprehensive income (loss) before reclassification	756	13	449	(23)
Amount reclassified from accumulated other comprehensive income (loss)	(236)	—	—	—
Total other comprehensive income (loss)	520	13	449	(23)
Ending balance	$373	$(78)	$808	$(6)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2016	2015
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(358)	$—	Investment securities gains, net
	122	—	Federal income tax expense
	$(236)	$—	Net of tax

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$856	$616
Expense recorded	6	43
Other comprehensive income recorded	(13)	23
Ending balance	$849	$682

12.) Stock Repurchase Program:

On March 24, 2015, the Company’s Board of Directors adopted a Stock Repurchase Program which allowed the Company to repurchase up to 200,000 shares or approximately 4.4% of its 4,527,849 outstanding common shares in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on March 24, 2015, the commitment to repurchase the stock during the program was approximately $3.1 million. The repurchase program terminated on December 31, 2015. As of December 31, 2015, the Company had repurchased 123,066 shares under the program. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. On January 26, 2016, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,404,783 shares outstanding at January 26, 2016, of the Company’s outstanding common stock. This program will terminate on December 31, 2016 or upon purchase of 100,000 shares if earlier or at any time without prior notice. The Company has not purchased any shares under this program to date.  Based on the value of the Company’s stock on March 31, 2016, the commitment to repurchase the stock over the program is approximately $1.5 million.

13.) Short-Term Borrowings:

The following table provides additional detail regarding short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At March 31, 2016	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$1,283	$4,729
U.S. Government-sponsored collateralized mortgage obligations	3,303	1,088
Total collateral carrying value	$4,586	$5,817
Total short-term borrowings	$3,608	$2,499

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	MARCH 31, 2016			DECEMBER 31, 2015			MARCH 31, 2015
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$7,967	$12	0.58%	$6,686	$6	0.32%	$6,030	$5	0.30%
Investment securities available for sale and trading (1) (2) (3)	157,807	1,208	3.07%	163,122	1,235	3.03%	171,491	1,350	3.16%
Loans (1) (2) (3)	384,836	4,391	4.57%	371,548	4,366	4.68%	349,021	4,087	4.71%
Total interest-earning assets	550,610	$5,611	4.08%	541,356	$5,607	4.13%	526,542	$5,442	4.16%
Cash and due from banks	7,753			7,857			6,937
Bank premises and equipment	9,135			8,942			6,433
Other assets	25,508			24,859			21,500
Total non-interest-earning assets	42,396			41,658			34,870
Total assets	$593,006			$583,014			$561,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$129,435	$91	0.28%	$119,406	$81	0.27%	$105,617	$58	0.22%
Savings	114,321	18	0.06%	112,399	17	0.06%	114,037	15	0.06%
Time	134,530	377	1.12%	133,844	343	1.02%	135,652	342	1.02%
Total interest-bearing deposits	378,286	486	0.52%	365,649	441	0.48%	355,306	415	0.47%
Other borrowings	34,301	180	2.11%	39,456	214	2.14%	45,925	211	1.87%
Subordinated debt	5,155	26	1.98%	5,155	24	1.82%	5,155	22	1.70%
Total interest-bearing liabilities	417,742	$692	0.66%	410,260	$679	0.66%	406,386	$648	0.65%
Demand deposits	106,829			105,405			91,873
Other liabilities	10,997			10,260			6,778
Shareholders' equity	57,438			57,089			56,375
Total liabilities and shareholders' equity	$593,006			$583,014			$561,412
Net interest income		$4,919			$4,928			$4,794
Net interest rate spread (4)			3.42%			3.47%			3.51%
Net interest margin (5)			3.58%			3.63%			3.66%
Ratio of interest-earning assets to interest-bearing liabilities			1.32			1.32			1.30

(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $5,000 and $213,000, respectively, for March 31, 2016; $4,000 and $208,000, respectively, for December 31, 2015; and $7,000 and $218,000, respectively, for March 31, 2015.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2016	2015	2015	2015	2015
SUMMARY OF OPERATIONS
Total interest income	$5,393	$5,395	$5,295	$5,206	$5,217
Total interest expense	(692)	(679)	(649)	(631)	(648)
NET INTEREST INCOME (NII)	4,701	4,716	4,646	4,575	4,569
Provision for loan losses	—	(65)	(100)	(130)	(160)
NII after loss provision	4,701	4,651	4,546	4,445	4,409
Investment securities gains (losses)	324	47	47	(38)	8
Mortgage banking gains	349	149	291	160	185
Other income	734	754	708	736	862
Total non-interest expense	(4,484)	(4,192)	(3,990)	(4,187)	(3,994)
Income before tax expense	1,624	1,409	1,602	1,116	1,470
Federal income tax expense	262	323	375	200	321
Net income	$1,362	$1,086	$1,227	$916	$1,149

PER COMMON SHARE DATA (1)
Earnings per share	$0.31	$0.24	$0.27	$0.21	$0.25
Book value	13.23	12.87	12.82	12.50	12.62
Dividends per share	0.07	0.06	0.06	0.06	0.05

BALANCE SHEET DATA
Assets	$590,393	$612,443	$570,250	$568,819	$555,996
Investments	166,043	162,035	159,809	167,456	170,512
Loans	373,788	394,254	359,834	357,873	343,911
Allowance for loan losses	5,180	5,194	5,176	5,454	5,365
Deposits	481,941	496,404	454,547	447,373	439,471
Borrowings	41,263	49,654	49,874	56,638	52,753
Shareholders' equity	58,270	56,684	57,235	56,455	57,155

AVERAGE BALANCES
Assets	$593,006	$583,014	$569,424	$561,263	$561,412
Investments	157,807	163,122	162,426	167,713	171,491
Loans	381,224	367,812	359,662	348,506	348,180
Deposits	485,115	471,054	453,188	447,987	447,179
Borrowings	39,456	44,611	50,920	49,104	51,080
Shareholders' equity	57,438	57,089	56,616	56,443	56,375

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$(14)	$(47)	$(378)	$(41)	$3
Net (charge-offs) recoveries as a percentage of average total loans	(0.01)%	(0.05)%	(0.42)%	(0.05)%	0.00%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.63%	1.80%	1.85%	1.57%	1.73%
Nonperforming loans	$11,306	$11,542	$8,442	$8,861	$9,301
Nonperforming securities	725	778	768	838	759
Other real estate owned	60	61	62	—	—
Total nonperforming assets	$12,091	$12,381	$9,272	$9,699	$10,060
Nonperforming assets as a percentage of:
Total assets	2.05%	2.02%	1.63%	1.71%	1.81%
Equity plus allowance for loan losses	19.06	20.01	14.86	15.67	16.09
Tier I capital	19.20	19.99	14.95	16.00	16.75

FINANCIAL RATIOS
Return on average equity	9.49%	7.61%	8.67%	6.49%	8.15%
Return on average assets	0.92	0.75	0.86	0.65	0.82
Efficiency ratio	71.13	72.28	67.42	74.01	68.29
Effective tax rate	16.13	22.92	23.41	17.92	21.84
Net interest margin	3.58	3.63	3.67	3.66	3.66

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of March 31, 2015 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2015. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	March 31, 2016	December 31, 2015	March 31, 2015
Loans:
Commercial	$61,155	$84,613	$49,737
Commercial real estate	238,596	237,137	229,343
Residential real estate	46,803	45,414	39,621
Consumer - home equity	23,363	23,334	21,275
Consumer - other	3,871	3,756	3,935
Total loans	$373,788	$394,254	$343,911
Total earning assets	$549,510	$570,364	$520,480
Total assets	$590,393	$612,443	$555,996
Deposits:
Noninterest-bearing deposits	$109,188	$108,144	$89,801
Interest-bearing demand deposits	238,915	256,433	213,556
Time deposits	133,838	131,827	136,114
Total deposits	$481,941	$496,404	$439,471
Total interest-bearing liabilities	$414,016	$437,914	$402,423

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $549.5 million at March 31, 2016, a decrease of 3.7% from the December 31, 2015 balance of $570.4 million. The decrease from December 31, 2015 was mainly due to a decrease in loans of $20.5 million. Earning assets increased 5.6% from the March 31, 2015 balance of $520.5 million which was due mainly to an increase in loans of $29.9 million. Total assets of $590.4 million at March 31, 2016 decreased by $22.1 million, or 3.6%, from the asset total of $612.4 million at December 31, 2015, and increased $34.4 million, or 6.2%, from the asset total of $556.0 million at March 31, 2015.

At March 31, 2016, the investment securities available-for-sale portfolio was $157.9 million compared to $153.9 million at December 31, 2015, an increase of $4.0 million, or 2.6%. Investment securities represented 28.7% of earning assets at March 31, 2016, compared to 27.0% at December 31, 2015. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment securities available-for-sale portfolio represented 32.8% of each deposit dollar at March 31, 2016, up from 31.0% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized gains, net of tax, of $373,000 at March 31, 2016, an increase of $596,000 compared to net unrealized losses, net of tax, of $223,000 at December 31, 2015. The securities valuation reflects the decline in mid and long term interest rates over the quarter.

The Company had an investment in trading securities of $8.1 million at March 31, 2016 and December 31, 2015. This modest allocation of the securities portfolio into obligations of state and political subdivisions and cash equivalent instruments is intended to diversify the earnings of the portfolio with non-interest income.

Loans held for sale increased to $4.1 million at March 31, 2016 compared to $4.0 at December 31, 2015. The variance is reflective of mortgage banking volume.

Total loans at March 31, 2016 were $373.8 million compared to $394.3 million at December 31, 2015, a 5.2% decrease, and $343.9 million at March 31, 2015, an 8.7% increase.  The decrease in loan balances from year-end was mainly 90-day or less term commercial loans for a total of $24.2 million that closed in December 2015 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2016. Excluding these seasonal loans at December 31, 2015, total loans actually increased $3.7 million, or 1.0% at March 31, 2016. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 68.0% as of March 31, 2016, 69.1% as of December 31, 2015 and 66.1% as of March 31, 2015. The total loan-to-deposit ratio was 78.4% at March 31, 2016, 80.2% at December 31, 2015 and 78.6% at March 31, 2015.

The allowance for loan losses of $5.2 million represented approximately 1.4% of outstanding loans at March 31, 2016 and December 31, 2015 excluding the year-end, 90-day or less, cash-secured loans, which none of the allowance was allocated to, and 1.3% including the year-end, 90-day or less, cash-secured loans. The allowance for loan losses at March 31, 2015 of $5.4 million represented approximately 1.6% of outstanding loans.

During the first three months, loan charge-offs were $39,000 in 2016 compared to $35,000 for the same period in 2015, while the recovery of previously charged-off loans amounted to $25,000 in 2016 and $38,000 in 2015. The net charge-offs or recoveries represent less than 10 basis points of average loans for first quarter of 2016 and 2015. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $4.9 million at March 31, 2016 and December 31, 2015, or 1.3% and 1.2%, respectively, of total loans, slightly lower than $5.7 million, or 1.7%, of total loans at March 31, 2015.

Bank-owned life insurance had a cash surrender value of $17.1 million at March 31, 2016 and $17.3 million at December 31, 2015. Comprising approximately 25% of capital, management does not intend to make any significant insurance purchases.

Other assets increased to $12.8 million at March 31, 2016 from $12.3 million at December 31, 2015. At March 31, 2016, a $3.4 million investment in a partnership fund is included in other assets compared to $3.6 million at December 31, 2015, with an offsetting $2.2 million at March 31, 2016 and $2.4 million at December 31, 2015 in other liabilities, which is the commitment to fund this affordable housing investment. Also included in other assets is an investment of $2.0 million into a pooled fund of small business administration loans at March 31, 2016 and December 31, 2015.

Noninterest-bearing deposits measured $109.2 million at March 31, 2016 compared to $108.1 million at December 31, 2015 and $89.8 million at March 31, 2015. Interest-bearing deposits decreased $15.5 million to $372.8 million at March 31, 2016 from $388.3 million at December 31, 2015 but increased $23.1 million from $349.7 at March 31, 2015. The decrease in interest-bearing deposits from year end is due mainly to segregated money market deposit accounts with the Bank which fully collateralized $24.2 million in 90-day or less term commercial loans that closed in December 2015. The loans matured and the deposits withdrew in the first quarter of 2016. Absent the collateral deposits, interest-bearing deposits increased $8.7 million, or 2.4%, over the first three months of 2016.

Federal Home Loan Bank advances and short-term borrowings decreased to $36.1 million at March 31, 2016 from $44.5 million at December 31, 2015. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. During 2016, the Company paid off $4.5 million in long term debt with an average cost of 4%.  Other liabilities measured $8.9 million at March 31, 2016 and $9.7 million at December 31, 2015, reflecting partial funding of the commitment to fund the affordable housing investment described above.

The Company improved its capital levels in the first three months of 2016. The Company’s total shareholders’ equity measured $58.3 million at March 31, 2016 and $56.7 million on December 31, 2015. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.07 per share were paid to shareholders of record to date in 2016. Cash dividends of $0.24 per share were paid to shareholders of record in 2015, with $0.06 in the first three months of 2015.

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

At March 31, 2016 and December 31, 2015, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be capitalized under prompt corrective action regulations
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Consolidated	$57,976	12.85%	$23,131	5.125%	N/A	N/A
Bank	54,019	12.06%	22,961	5.125%	$29,121	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	62,976	13.95%	29,901	6.625%	N/A	N/A
Bank	54,019	12.06%	29,681	6.625%	35,841	8.0%
Total capital (to risk-weighted assets)
Consolidated	68,239	15.12%	38,928	8.625%	N/A	N/A
Bank	65,282	14.57%	38,641	8.625%	44,801	10.0%
Tier 1 capital (to average assets)
Consolidated	62,976	10.63%	23,708	4.0%	N/A	N/A
Bank	54,019	9.17%	23,567	4.0%	29,459	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be capitalized under prompt corrective action regulations
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Consolidated	$56,922	12.78%	$20,043	4.5%	N/A	N/A
Bank	53,086	12.01%	19,887	4.5%	$28,726	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	61,922	13.90%	26,723	6.0%	N/A	N/A
Bank	53,086	12.01%	26,517	6.0%	35,355	8.0%
Total capital (to risk-weighted assets)
Consolidated	67,199	15.09%	35,631	8.0%	N/A	N/A
Bank	64,363	14.56%	35,355	8.0%	44,194	10.0%
Tier 1 capital (to average assets)
Consolidated	61,922	10.62%	23,314	4.0%	N/A	N/A
Bank	53,086	9.17%	23,163	4.0%	28,954	5.0%

Approximately $5.0 million of trust preferred securities outstanding at both March 31, 2016 and December 31, 2015 qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at March 31, 2016 and December 31, 2015.

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

Core earnings, which exclude certain non-recurring items, increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Core earnings for the first three months of 2016 were $1.2 million, or $0.28 per share, compared to $1.1 million, or $0.25 per share for the first three months of 2015.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2016	2015
GAAP earnings	$1,362	$1,149
Investment gains not in the ordinary course of business (net of tax)	(191)	—
Net losses from the extinguishment of debt (net of tax)*	160	—
Reversal of deferred tax valuation allowance	(93)	—
Core earnings	$1,238	$1,149
Core earnings per share	$0.28	$0.25

*	Loss on the early payoff of FHLB long term debt

Analysis of Net Interest Income – Three months ended March 31, 2016 and 2015

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $4.9 million for March 31, 2016 and $4.8 million for March 31, 2015. The resulting net interest margin was 3.58% for March 31, 2016 and 3.66% for March 31, 2015.

The increase in interest income, on a fully taxable equivalent basis, of $169,000 is the product of a 4.6% year-over-year increase in average earning assets offset somewhat by an 8 basis point decrease in yield. The increase in interest expense of $44,000 was a product of a 1 basis point increase in rates paid and a 2.8% increase in average interest-bearing liabilities. The net result was a 2.6% increase in net interest income on a fully taxable equivalent basis, and an 8 basis point decrease in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $142,000, or 10.5%. The average invested balances in these securities decreased by $13.7 million, or 8.0%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 9 basis point decrease in the tax equivalent yield of the portfolio. The decline in securities average balances during 2016 was the result of selling $10.3 million in late January to harvest gains to offset the prepayment penalties for the early payoff of FHLB notes. The reinvestment of the $10.3 million occurred over a six-week period and maintained the average yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $304,000, or 7.4%, for March 31, 2016 compared to the same period in 2015. A $35.8 million increase in the average balance of the loan portfolio, or 10.3%, was accompanied by a 14 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $7,000, or 140.0%, from the same period a year ago. The average balance of interest-earning deposits increased by $1.9 million, or 32.1%. The yield increased by 28 points from 2015 to 2016, reflecting the late December rise in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $23.8 million, or 22.6%, for the three months ended March 31, 2016 compared to the same period of 2015, while average savings balances increased by $284,000, or 0.2%. Total interest paid on interest-bearing demand deposits and money market accounts was $91,000, a $33,000 increase from last year. The yield increased 6 basis points from the three months ended March 31, 2015 to March 31, 2016. Total interest paid on savings accounts was $18,000, a $3,000 increase from last year. The average rate paid on savings accounts remained the same at 0.06%. The average balance of time deposit products decreased by $1.1 million, or 0.8%, as the average rate paid increased by 10 basis points, from 1.02% to 1.12%. Interest expense increased on time deposits by $35,000 from the prior year. As time deposits mature, the balances are reinvested at the lower current rates. After an extended period of declining average rates paid on deposits, the Company is experiencing a flattening on a linked quarter basis.

Average borrowings and subordinated debt decreased by $11.6 million while the average rate paid increased by 24 basis points. The Company elected to pay off two of its longest maturity FHLB notes, $4.5 million at an average rate of 4%. Of the $358,000 in securities gains, $289,000 was to offset the $242,000 prepayment penalty. Alternative funding of $3.5 million at 1.44% was used to replace the borrowings. Annualized interest expense savings of $130,000 is expected from the transaction. Four long-term FHLB notes remain at an average rate of 4.10%, all maturing by September of 2017. Management continues to utilize short-term borrowings to bridge liquidity gaps.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $2.0 million (original face) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2016 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2016. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs continues to be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions. The PreTSL XXIII cash flows are discounted at 14.06% through its maturity date of December 2036 and would have to experience an additional $23.5 million of nonperforming collateral (of $861 million performing) in order to incur any impairment. The Trapeza IX cash flows are discounted at 10.05% through its maturity of January 2038 and would experience additional impairment upon any further occurrence of nonperforming collateral (of $204 million performing).

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.37 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.31 to $0.42.

The Company considered all information available as of March 31, 2016 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first three months of 2016 or 2015. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2016 or later.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended March 31, 2016 and 2015

During the first three months of both 2016 and 2015, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2016 and 2015, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Because of steady or decreasing historical rates, stable qualitative factors and minimal charge offs, for the three months ended March 31, 2016 there was no additional provision booked. A primary factor in arriving at this decision was a favorable ruling in a bankruptcy court surrounding the eventual sale of a business to which the Company lent funds, $2.1 million of which was included in nonaccrual loans. The Company expects to resolve a substantial portion of the delinquent loan, allowing the portion of the allowance for loan losses allocated to this credit to be used for other problem loans. For the same period in 2015, the provision was $160,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, increased by $36,000 or 3.4%, for March 31, 2016 compared to March 31, 2015. After gains and losses on investment securities, non-interest income increased by $352,000, or 33.4%, in the first three months of 2016 compared to the first three months of 2015.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $358,000 in the first three months of 2016 from year ago levels. Included in the total is $289,000 of gains generated to offset losses from the extinguishment of debt. Trading security losses of $34,000 were recorded in 2016, a decrease of $42,000 from gains of $8,000 recorded in 2015, reflective of the decline in the secondary market activity for municipal securities in which the trading account operates.

Mortgage banking gains increased to $349,000 at March 31, 2016 from $185,000 at March 31, 2015, an increase of $164,000 reflecting the increase in mortgage loan originations spurred by the improving housing market. Wealth management income of $21,000 was recorded in 2016, compared to $190,000 in 2015, a decrease of $169,000. The Bank, which had operated a non-deposit investment services program, launched its new Cortland Private Wealth Management program, which offers a full suite of program options, including private asset management, financial and estate planning, retirement plans, insurance and advisory services. The new program, which was introduced in late January will ramp up over the remaining course of the year, adding contributions from both investment and advisory services. Other sources of non-interest income increased by $41,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first three months were $4.5 million in 2016 compared to $4.0 million in 2015, an increase of $490,000, or 12.3%. During the first three months of 2016, expenditures for salaries and employee benefits decreased by $50,000, or 2.0%, from the similar period a year ago. Compensation relative to wealth management decreased commensurate to the decreased revenues and there was also a decrease in post-retirement benefit expense. These decreases were partially offset by merit salary increases and increased personnel expense relating to the new branch which opened in September 2015. Full time equivalent employment averaged 156 during the first three months of 2016 and 149 during the first three months of 2015. In 2016, there was a one-time loss from the extinguishment of debt of $242,000. This loss is related to the early payoff of long term advances with the Federal Home Loan Bank.  Payoff of this debt will result in savings in interest expense that will offset the expense incurred. Advertising and marketing expense increased by $71,000, or 142.0%. The increase is due to the initiative to rebrand the Bank, increased community support and advertising and promoting the new Kasasa product.

All other expense categories increased by $227,000, or 15.2%, in the aggregate. Contributing to increased expenses in the three months ending March 31, 2016 are expenses relating to a new full service branch which opened in September of 2015, and two financial service centers which opened in 2015.

The effective tax rate for the first three months was 16.1% in 2016 and 21.8% in 2015, resulting in income tax expense of $262,000 in 2016 and $321,000 in 2015. The 2015 effective rate is normalized based on the current rate of profitability and tax free components of the revenue stream. A $93,000 reversal of a deferred tax valuation reserve, recognized in 2016, contributed to the low effective tax rate in 2016.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	March 31,
	2016		2015
	Balance	%	Balance	%
Provision at statutory rate	$552	34.0	$500	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(28)	(1.7)	(29)	(2.0)
Non-taxable interest income	(143)	(8.8)	(152)	(10.4)
Deferred tax valuation reversal	(93)	(5.7)	—	—
Low income housing tax credits	(36)	(2.3)	(23)	(1.5)
Non-deductible expenses	10	0.6	25	1.7
Federal income tax expense	$262	16.1	$321	21.8

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $3.3 million in the first quarter of 2016 which annualized represents 8.3% of the total combined portfolio, compared to $3.8 million, or 9.3% of the portfolio a year ago.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At March 31, 2016, the Bank had $23.8 million of deposits in the CDARS® program, and had $6.5 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit, access to internet-based deposits and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At March 31, 2016, the Bank had approximately $17.5 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $3.0 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $28.2 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 5% of total deposits in brokered certificates of deposit that could be used as an additional source of liquidity. At March 31, 2016, there was $11.1 million in outstanding balance in brokered certificates of deposit. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of March 31, 2016. Unpledged securities of $44.5 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity. The Bank belongs to an internet-based deposit network and currently has $4.9 million of certificates of deposit outstanding.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at March 31, 2016 is $5.3 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $585,000 at March 31, 2016 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents remained stable at $12.8 million at March 31, 2016 compared to  $12.0 million at March 31, 2015 but decreased from $18.5 million at December 31, 2015, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the three months ended:

	(Amounts in thousands)
	March 31,
	2016	2015
Net income	$1,362	$1,149
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	584	592
Provision for loan losses	—	160
Investment securities available-for-sale gains, net	(358)	—
Other real estate gains, net	(13)	—
Originations of mortgage banking loans held for sale	(10,414)	(5,897)
Proceeds from the sale of mortgage banking loans	10,716	5,316
Mortgage banking gains, net	(349)	(185)
Decrease (increase) in trading account	18	(68)
Earnings on bank-owned life insurance	(81)	(86)
Changes in:
Deferred taxes	(43)	(77)
Other assets and liabilities	(1,447)	(695)
Net cash (deficit) flow from operating activities	$(25)	$209

Key variations stem from: 1) Gains were recognized on the sale of available-for-sale investments of $358,000 at March 31, 2016 mainly due to sales made to offset the loss on extinguishment of debt, and none recognized in 2015. 2) There was no loan loss provision needed in 2016 and $160,000 recorded in the first quarter of 2015. 3) Loans held for sale increased by $47,000 in 2016 compared to an increase of $766,000 in 2015. 4) Mortgage banking gains were $349,000 in 2016 compared to $185,000 in 2015 due to the volume in mortgage banking. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2016 and 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Form 10-K for the year ended December 31, 2015.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock. There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2016.

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	10-K	3.2	03/24/15

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of November 24, 2015	8-K	10.17	12/01/15

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of November 24, 2015	8-K	10.19	12/01/15

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of November 24, 2015	8-K	10.23	12/01/15

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of November 24, 2015	8-K	10.25	12/01/15

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	10-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.3	12/01/15

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

10.32	[Reserved]

10.33	[Reserved]

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.34	12/01/15

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	08/03/15

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	10-Q	10.36.3	08/11/15

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

10.37.2	Form of incentive stock option award under the 2015 Director Equity Plan	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May 11, 2016
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: May 11, 2016
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)