Form 10-Q
period 2016-06-30
CORTLAND BANCORP INC
filed 2016-08-10
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,420,255 Shares August 3, 2016

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$6,807	$8,454
Interest-earning deposits	12,176	10,042
Total cash and cash equivalents	18,983	18,496
Investment securities available-for-sale (Note 3)	163,614	153,901
Trading securities (Note 3)	182	8,134
Loans held for sale	5,477	4,033
Total loans (Note 4)	384,058	394,254
Less allowance for loan losses (Note 4)	(4,860)	(5,194)
Net loans	379,198	389,060
Premises and equipment	8,923	9,190
Bank-owned life insurance	17,221	17,328
Other assets	12,763	12,301
Total assets	$606,361	$612,443

LIABILITIES
Noninterest-bearing deposits	$106,018	$108,144
Interest-bearing deposits	382,657	388,260
Total deposits	488,675	496,404
Short-term borrowings	2,287	2,499
Federal Home Loan Bank advances - short term	14,000	17,000
Federal Home Loan Bank advances - long term	20,500	25,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	15,521	9,701
Total liabilities	546,138	555,759

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2016 and 2015; outstanding shares, 4,420,255 in 2016 and 4,404,783 in 2015	23,641	23,641
Additional paid-in capital	20,811	20,833
Retained earnings	19,768	17,851
Accumulated other comprehensive income (loss)	1,148	(238)
Treasury stock, at cost, 308,012 shares in 2016 and 323,484 in 2015	(5,145)	(5,403)
Total shareholders’ equity	60,223	56,684
Total liabilities and shareholders’ equity	$606,361	$612,443

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$4,720	$4,185	$9,106	$8,265
Interest and dividends on investment securities:
Taxable interest	506	548	1,061	1,218
Nontaxable interest	469	434	881	868
Dividends	35	35	63	63
Other interest income	10	4	22	9
Total interest income	5,740	5,206	11,133	10,423
INTEREST EXPENSE
Deposits	516	400	1,002	815
Short-term borrowings	2	1	3	2
Federal Home Loan Bank advances - short term	18	8	33	18
Federal Home Loan Bank advances - long term	156	200	320	400
Subordinated debt	27	22	53	44
Total interest expense	719	631	1,411	1,279
Net interest income	5,021	4,575	9,722	9,144
PROVISION FOR LOAN LOSSES	—	130	—	290
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,021	4,445	9,722	8,854
NON-INTEREST INCOME
Fees for customer services	512	486	1,032	969
Investment securities available-for-sale gains, net	17	—	375	—
Trading security losses, net	(13)	(38)	(47)	(30)
Mortgage banking gains, net	465	160	814	345
Other real estate gains, net	—	—	13	—
Earnings on bank-owned life insurance	92	86	173	172
Wealth management income	19	117	40	307
Other non-interest income	73	47	172	150
Total non-interest income	1,165	858	2,572	1,913
NON-INTEREST EXPENSES
Salaries and employee benefits	2,595	2,388	4,993	4,836
Net occupancy and equipment expense	536	505	1,063	992
State and local taxes	113	104	225	204
FDIC insurance expense	85	83	166	166
Professional fees	292	212	487	406
Advertising and marketing expense	151	85	272	135
Net losses from the extinguishment of debt	—	—	242	—
Other operating expenses	962	810	1,770	1,442
Total non-interest expenses	4,734	4,187	9,218	8,181
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,452	1,116	3,076	2,586
Federal income tax expense	279	200	541	521
NET INCOME	$1,173	$916	$2,535	$2,065
EARNINGS PER SHARE BASIC AND DILUTED	$0.27	$0.21	$0.58	$0.46
CASH DIVIDENDS DECLARED PER SHARE	$0.07	$0.06	$0.14	$0.12

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Net income	$1,173	$916	$2,535	$2,065
Other comprehensive income (loss) :
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,292	(1,767)	2,438	(1,088)
Tax effect	(440)	600	(830)	369
Reclassification adjustment for net gains realized in net income	(17)	—	(375)	—
Tax effect	6	—	128	—
Total securities available for sale	841	(1,167)	1,361	(719)
Change in post-retirement obligations	12	(23)	25	(45)
Total other comprehensive income (loss)	853	(1,190)	1,386	(764)
Total comprehensive income (loss)	$2,026	$(274)	$3,921	$1,301

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
SIX MONTHS ENDED June 30, 2015

Balance at December 31, 2014	$23,641	$20,833	$14,555	$376	$(3,553)	$55,852
Net income	—	—	2,065	—	—	2,065
Other comprehensive loss	—	—	—	(764)	—	(764)
Cash dividend declared ($0.12 per share)	—	—	(544)	—	—	(544)
Treasury shares purchased net of 1 share reissued (9,999 shares)	—	—	—	—	(154)	(154)
Balance at June 30, 2015	$23,641	$20,833	$16,076	$(388)	$(3,707)	$56,455

SIX MONTHS ENDED June 30, 2016

Balance at December 31, 2015	$23,641	$20,833	$17,851	$(238)	$(5,403)	$56,684
Net income	—	—	2,535	—	—	2,535
Other comprehensive income	—	—	—	1,386	—	1,386
Cash dividend declared ($0.14 per share)	—	—	(618)	—	—	(618)
Equity compensation (15,472 shares)	—	(22)	—	—	258	236
Balance at June 30, 2016	$23,641	$20,811	$19,768	$1,148	$(5,145)	$60,223

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015
Net cash flow from operating activities	$8,209	$114
Cash flow from investing activities
Purchases of available-for-sale securities	(52,547)	(8,835)
Proceeds from sale of available-for-sale securities	39,489	—
Proceeds from call, maturity and principal payments on available-for-sale securities	11,413	9,590
Net decrease in loans made to customers	9,815	2,274
Proceeds from sale of other real estate	63	40
Proceeds from bank-owned life insurance	280	—
Purchases of premises and equipment	(176)	(1,046)
Net cash flow from investing activities	8,337	2,023
Cash deficit from financing activities
Net decrease in deposit accounts	(7,729)	(9,388)
Net change in short term borrowings	(212)	1,224
Net change in Federal Home Loan Bank advances - short term	(3,000)	5,500
Repayments of Federal Home Loan Bank advances - long term	(6,500)	(4,000)
Proceeds from Federal Home Loan Bank advances - long term	2,000	4,000
Dividends paid	(618)	(544)
Treasury shares purchased	—	(154)
Net cash deficit from financing activities	(16,059)	(3,362)
Net change in cash and cash equivalents	487	(1,225)
Cash and cash equivalents
Beginning of period	18,496	10,569
End of period	$18,983	$9,344
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$400	$660
Interest	$1,380	$1,293
Transfer of loans to other real estate owned	$47	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2015, included in our Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission. The accompanying consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated balance sheet but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after
December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting.  This Update did not have a significant impact on the Company’s financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

other-than-temporary impairment (OTTI) is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income.

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$2,340	$20	$—	$2,360
Obligations of states and political subdivisions	58,319	2,482	4	60,797
U.S. Government-sponsored mortgage-backed securities	79,724	303	218	79,809
U.S. Government-sponsored collateralized mortgage obligations	7,134	86	—	7,220
U.S. Government-guaranteed small business administration pools	10,046	86	—	10,132
Trust preferred securities	1,630	—	915	715
Total debt securities	159,193	2,977	1,137	161,033
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	2,581	—	—	2,581
Total investment securities available-for-sale	$161,774	$2,977	$1,137	$163,614

	(Amounts in thousands)
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$12,555	$136	$68	$12,623
Obligations of states and political subdivisions	50,139	1,386	120	51,405
U.S. Government-sponsored mortgage-backed securities	70,193	165	679	69,679
U.S. Government-sponsored collateralized mortgage obligations	13,665	—	135	13,530
U.S. Government-guaranteed small business administration pools	2,883	—	46	2,837
Trust preferred securities	1,640	—	862	778
Total debt securities	151,075	1,687	1,910	150,852
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$154,124	$1,687	$1,910	$153,901

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the FHLB of Cincinnati and the FRB. The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Trading securities historically have been an investment in obligations of states and political subdivisions, government and agency bonds, short-term government bonds and include cash equivalent investments for trading liquidity. In the second quarter of this calendar year management decided to cease its trading activities and liquidated the investments that were in the trading account.  The current interest rate and economic environment mitigated the opportunities to generate revenues with a trading strategy. At June 30, 2016 and December 31, 2015, trading securities were $182,000 and $8.1 million, respectively. Both realized and unrealized gains and losses are included in the Consolidated Statements of Income as shown in the following table.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Unrealized gains	$23	$—	$—	$42
Unrealized losses	—	(4)	(2)	(1)
Net unrealized (losses) gains	23	(4)	(2)	41
Net realized losses	(36)	(34)	(45)	(71)
Trading securities losses, net	$(13)	$(38)	$(47)	$(30)

The amortized cost and fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,446	1,536
Due after five years through ten years	11,848	12,345
Due after ten years	59,041	60,123
Total	72,335	74,004
U.S. Government-sponsored mortgage-backed and related securities	86,858	87,029
Total debt securities	$159,193	$161,033

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Proceeds on securities sold	$12,984	$—	$39,489	$—
Gross realized gains	136	—	571	—
Gross realized losses	119	—	196	—

Investment securities with a carrying value of approximately $112.0 million at June 30, 2016 and $108.2 million at December 31, 2015 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at June 30, 2016:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$1,004	$4	$—	$—	$1,004	$4
U.S. Government-sponsored mortgage-backed securities	10,222	95	13,964	123	24,186	218
Trust preferred securities	—	—	715	915	715	915
Total	$11,226	$99	$14,679	$1,038	$25,905	$1,137

The above table comprises 16 investment securities where the fair value is less than the related amortized cost.

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

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government-sponsored-mortgage-backed securities and obligations of states and political subdivisions were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

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

As more fully disclosed in Note 9, the Company assessed the impairment of trust preferred securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no OTTI loss recognized in the three and six months ended June 30, 2016 and 2015.

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$140	$140	$140	$140
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than- temporary impairment was previously recognized	—	—	—	—
Sale of debt securities	—	—	—	—
Ending balance	$140	$140	$140	$140

At June 30, 2016 and December 31, 2015, there were $715,000 and $778,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at June 30, 2016. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	June 30, 2016		December 31, 2015
	Balance	%	Balance	%
Commercial	$64,751	16.9	$84,613	21.5
Commercial real estate	242,437	63.1	237,137	60.1
Residential real estate	50,071	13.0	45,414	11.5
Consumer - home equity	23,838	6.2	23,334	5.9
Consumer - other	2,961	0.8	3,756	1.0
Total loans	$384,058		$394,254

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

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Stable
Trends in volume and terms	Stable
Changes in lending policies and procedures	Stable
Experience, depth and ability of management, including loan review function	Stable
Economic trends, including valuation of underlying collateral	Stable
Concentrations of credit	Stable

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

The provision charged to operations can be allocated to a loan classification either as a positive or negative value as a result of any material changes to: net charge-offs or recovery which influence the historical allocation percentage, qualitative risk factors or loan balances.

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended
	(Amounts in thousands)
June 30, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,985	$2,903	$154	$53	$85	$5,180
Loan charge-offs	—	(244)	—	(144)	(44)	(432)
Recoveries	53	34	—	14	11	112
Net loan recoveries (charge-offs)	53	(210)	—	(130)	(33)	(320)
Provision charged to operations	(660)	439	(5)	187	39	—
Balance at end of period	$1,378	$3,132	$149	$110	$91	$4,860

	(Amounts in thousands)
June 30, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,990	$2,983	$231	$64	$97	$5,365
Loan charge-offs	(2)	(50)	(3)	—	(23)	(78)
Recoveries	1	10	4	4	18	37
Net loan recoveries (charge-offs)	(1)	(40)	1	4	(5)	(41)
Provision charged to operations	126	10	(9)	(5)	8	130
Balance at end of period	$2,115	$2,953	$223	$63	$100	$5,454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended	(Amounts in thousands)
June 30, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,977	$2,926	$153	$52	$86	$5,194
Loan charge-offs	—	(244)	—	(144)	(83)	(471)
Recoveries	53	35	—	18	31	137
Net loan recoveries (charge-offs)	53	(209)	—	(126)	(52)	(334)
Provision charged to operations	(652)	415	(4)	184	57	—
Balance at end of period	$1,378	$3,132	$149	$110	$91	$4,860

	(Amounts in thousands)
June 30, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$2,064	$2,754	$229	$60	$95	$5,202
Loan charge-offs	(2)	(50)	(5)	—	(56)	(113)
Recoveries	2	10	15	9	39	75
Net loan recoveries (charge-offs)	—	(40)	10	9	(17)	(38)
Provision charged to operations	51	239	(16)	(6)	22	290
Balance at end of period	$2,115	$2,953	$223	$63	$100	$5,454

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at June 30, 2016 and December 31, 2015:

	(Amounts in thousands)
June 30, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$178	$—	$—	$—	$178
Collectively evaluated for impairment	1,378	2,954	149	110	91	4,682
Total ending allowance balance	$1,378	$3,132	$149	$110	$91	$4,860
Loan Portfolio:
Individually evaluated for impairment	$126	$6,918	$—	$—	$—	$7,044
Collectively evaluated for impairment	64,625	235,519	50,071	23,838	2,961	377,014
Total ending loans balance	$64,751	$242,437	$50,071	$23,838	$2,961	$384,058

	(Amounts in thousands)
December 31, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$834	$178	$—	$—	$—	$1,012
Collectively evaluated for impairment	1,143	2,748	153	52	86	4,182
Total ending allowance balance	$1,977	$2,926	$153	$52	$86	$5,194
Loan Portfolio:
Individually evaluated for impairment	$1,347	$8,465	$—	$—	$—	$9,812
Collectively evaluated for impairment	83,266	228,672	45,414	23,334	3,756	384,442
Total ending loans balance	$84,613	$237,137	$45,414	$23,334	$3,756	$394,254

The decrease in commercial loan balances from year-end was due in part to 90-day or less term commercial loans for a total of $24.2 million that closed in December 2015 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2016. The decrease in the allowance for commercial loans is due to a reduction of specific reserves of $834,000 due to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the favorable settlement of related loans offset by the increase in the historical factor. The increase in the provision for commercial real estate loans is due mainly to an increase in the historical factor along with an increase in loan charge-offs. Along with the impact of classified loans, the amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off, which impacted home equity and consumer loans as well as commercial real estate loans.

The following tables represent credit exposures by internally assigned grades for June 30, 2016 and December 31, 2015. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of June 30, 2016 and December 31, 2015:

	(Amounts in thousands)
	Commercial	Commercial real estate
June 30, 2016
Pass	$58,989	$218,135
Special Mention	2,564	16,486
Substandard	3,198	7,816
Doubtful	—	—
Ending Balance	$64,751	$242,437

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2015
Pass	$77,095	$219,958
Special Mention	4,216	7,707
Substandard	3,302	9,472
Doubtful	—	—
Ending Balance	$84,613	$237,137

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of consumer credit exposure as of June 30, 2016 and December 31, 2015:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
June 30, 2016
Performing	$48,799	$23,609	$2,961
Nonperforming	1,272	229	—
Total	$50,071	$23,838	$2,961

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2015
Performing	$44,162	$23,072	$3,756
Nonperforming	1,252	262	—
Total	$45,414	$23,334	$3,756

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

The following table is a summary of classes of loans on non-accrual status as of June 30, 2016 and December 31, 2015:

	(Amounts in thousands)
	June 30, 2016	December 31, 2015
Commercial	$—	$1,196
Commercial real estate	940	2,176
Residential real estate	1,272	1,252
Consumer:
Consumer - home equity	229	262
Consumer - other	—	—
Total	$2,441	$4,886

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

There were no loans modified as TDRs for the three and six months ended June 30, 2016 and 2015. None of the loans that were approved as TDR’s in 2014 or 2015 have subsequently defaulted in the twelve month periods ended June 30, 2015 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is an aging analysis of the recorded investment of past due loans as of June 30, 2016 and December 31, 2015:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2016
Commercial	$—	$—	$—	$—	$64,751	$64,751	$—
Commercial real estate	1,191	924	586	2,701	239,736	242,437	—
Residential real estate	80	108	1,170	1,358	48,713	50,071	—
Consumer:
Consumer - home equity	—	—	229	229	23,609	23,838	—
Consumer - other	7	—	—	7	2,954	2,961	—
Total	$1,278	$1,032	$1,985	$4,295	$379,763	$384,058	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2015
Commercial	$178	$—	$1,196	$1,374	$83,239	$84,613	$—
Commercial real estate	248	1,480	2,055	3,783	233,354	237,137	—
Residential real estate	163	131	1,240	1,534	43,880	45,414	—
Consumer:
Consumer - home equity	29	117	262	408	22,926	23,334	—
Consumer - other	10	—	—	10	3,746	3,756	—
Total	$628	$1,728	$4,753	$7,109	$387,145	$394,254	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2016 and December 31, 2015. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and six months ended June 30, 2016 and 2015.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2016
With no related allowance recorded:
Commercial	$126	$126	$—
Commercial real estate	5,707	5,947	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	1,211	1,211	178
Total:
Commercial	$126	$126	$—
Commercial real estate	$6,918	$7,158	$178

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded:
Commercial	$232	$264	$—
Commercial real estate	7,222	7,424	—
With an allowance recorded:
Commercial	1,115	1,552	834
Commercial real estate	1,243	1,243	178
Total:
Commercial	$1,347	$1,816	$834
Commercial real estate	$8,465	$8,667	$178

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2016
With no related allowance recorded:
Commercial	$131	$2	$177	$5
Commercial real estate	5,788	79	6,485	162
With an allowance recorded:
Commercial	1	—	557	—
Commercial real estate	1,215	26	1,224	50
Total:
Commercial	$132	$2	$734	$5
Commercial real estate	$7,003	$105	$7,709	$212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2015
With no related allowance recorded:
Commercial	$341	$2	$348	$6
Commercial real estate	4,140	37	4,344	84
With an allowance recorded:
Commercial	1,515	—	1,539	—
Commercial real estate	1,272	29	1,246	44
Total:
Commercial	$1,856	$2	$1,887	$6
Commercial real estate	$5,412	$66	$5,590	$128

5.) Legal Proceedings:

The Company is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

6.) Earnings Per Share and Capital Transactions:

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common outstanding stock, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. The common stock equivalents are comprised of the restricted share awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (amounts in thousands)	$1,173	$916	$2,535	$2,065
Weighted average common shares outstanding	4,406,081	4,525,322	4,405,432	4,526,578
Net effect of dilutive common share equivalents	406	—	247	—
Adjusted average shares outstanding-dilutive	4,406,487	4,525,322	4,405,679	4,526,578

Basic earnings per share	$0.27	$0.21	$0.58	$0.46
Diluted earnings per share	$0.27	$0.21	$0.58	$0.46

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2016 and December 31, 2015 were 2.10% and 1.96%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	June 30, 2016	December 31, 2015
Commitments to extend credit:
Fixed rate	$19,077	$13,311
Variable rate	63,016	45,929
Standby letters of credit	4,508	3,508

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	June 30, 2016	December 31, 2015
Overdraft protection available on depositors' accounts	$9,584	$9,598
Balance of overdrafts included in loans	92	80
Average daily balance of overdrafts	103	99
Average daily balance of overdrafts as a percentage of available	1.07%	1.03%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2016, the Company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third party financial institution with a fair value of $2.0 million. At December 31, 2015, the Company had $150,000 in cash pledged for collateral on its interest rate swap with the third party financial institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2016	December 31, 2015	Interest Rate Paid	Interest Rate Received	June 30, 2016	December 31, 2015
Customer interest rate swap
Maturing in 2020	$2,637	$2,680	1 Mo. Libor + Margin	Fixed	$110	$35
Maturing in 2025	5,787	5,921	1 Mo. Libor + Margin	Fixed	423	136
Maturing in 2026	2,233	—	1 Mo. Libor + Margin	Fixed	106	—
Total	$10,657	$8,601			$639	$171

Third party interest rate swap
Maturing in 2020	$2,637	$2,680	Fixed	1 Mo. Libor + Margin	$(110)	$(35)
Maturing in 2025	5,787	5,921	Fixed	1 Mo. Libor + Margin	(423)	(136)
Maturing in 2026	2,233	—	Fixed	1 Mo. Libor + Margin	(106)	—
Total	$10,657	$8,601			$(639)	$(171)

The following table presents the fair values of derivative instruments in the balance sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2016
Interest rate derivatives	Other assets	$639	Other liabilities	$639

December 31, 2015
Interest rate derivatives	Other assets	$171	Other liabilities	$171

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at June 30, 2016 Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$2,360	$—	$2,360	$—
Obligations of states and political subdivisions	60,797	—	60,797	—
U.S. Government-sponsored mortgage-backed securities	79,809	—	79,809	—
U.S. Government-sponsored collateralized mortgage obligations	7,220	—	7,220	—
U.S. Government-guaranteed small business administration pools	10,132	—	10,132	—
Trust preferred securities	715	—	—	715
Regulatory stock	2,581	2,581	—	—
Trading securities	182	—	182	—
Loans held for sale	5,477	5,477	—	—
Interest rate derivatives	639	—	639	—

LIABILITIES
Interest rate derivatives	$639	$—	$639	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2015 Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$12,623	$—	$12,623	$—
Obligations of states and political subdivisions	51,405	—	51,405	—
U.S. Government-sponsored mortgage-backed securities	69,679	—	69,679	—
U.S. Government-sponsored collateralized mortgage obligations	13,530	—	13,530	—
U.S. Government-guaranteed small business administration pools	2,837	—	2,837	—
Trust preferred securities	778	—	—	778
Regulatory stock	3,049	3,049	—	—
Trading securities	8,134	—	8,134	—
Loans held for sale	4,033	4,033	—	—
Interest rate derivatives	171	—	171	—

LIABILITIES
Interest rate derivatives	$171	$—	$171	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three and months ended June 30, 2016 and 2015. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$726	$759	$778	$779
Net realized/unrealized losses included in:
Noninterest income	—	—	—	—
Other comprehensive (loss) income	(5)	87	(53)	72
Discount accretion (premium amortization)	—	—	—	—
Sales	—	—	—	—
Purchases, issuance, and settlements	(6)	(8)	(10)	(13)
Ending balance	$715	$838	$715	$838
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	June 30, 2016	December 31, 2015
Total number of trust preferred securities	2	2
Par value	$1,770	$1,780

Number not considered OTTI	1	1
Par value	$770	$780

Number considered OTTI	1	1
Par value	$1,000	$1,000

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	915	862
Total life-to-date impairment	$1,055	$1,002

The following table details the one debt security with other-than-temporary impairment, its credit rating at June 30, 2016 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2016	Additions in QTD March 31, 2016	Additions in QTD June 30, 2016	Amount of OTTI related to credit loss at June 30, 2016
Trapeza IX B-1	Caa2/CC	$140	$—	$—	$140
Total		$140	$—	$—	$140

The following table details the one debt security with other-than-temporary impairment, its credit ratings at June 30, 2015 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2015	Additions in QTD March 31, 2015	Additions in QTD June 30, 2015	Amount of OTTI related to credit loss at June 30, 2015
Trapeza IX B-1	Caa2/CC	$140	$—	$—	$140
Total		$140	$—	$—	$140

The following table provides additional information related to the Company’s trust preferred securities as of June 30, 2016 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$770	$274	$(496)	B2/CCC	92	22.1%	4.25%
Trapeza IX	B-1	860	441	(419)	Caa2/CC	32	13.3	1.05
Total		$1,630	$715	$(915)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2015 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$780	$332	$(448)	B2/CCC	90	22.5%	1.77%
Trapeza IX	B-1	860	446	(414)	Caa2/CC	31	18.5	—
Total		$1,640	$778	$(862)

The market for these securities at June 30, 2016 and December 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as new issuance is essentially nonexistent. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2016;
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

The PreTSL XXIII cash flows are discounted at 14.01% through its maturity date of December 2036 and would have to experience an additional $220 million of nonperforming collateral (of $873 million performing) in order to incur any impairment. The aggregate cash flows for the C-2 tranche are estimated to be $40.7 million on a current principal of $26.2 million. The Trapeza IX cash flows are discounted at 9.06% through its maturity of January 2038 and would experience additional impairment upon further occurrence of nonperforming collateral of $20 million (of $213 million performing). The aggregate cash flows for the B-1 tranche are estimated to be $38.6 million on a current principal of $23.6 million.

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the asset valuation is classified as Level 3 inputs. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell.

	(Amounts in thousands)
	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,866	$6,866

Other real estate owned	—	—	58	58

	(Amounts in thousands)
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,800	$8,800

Other real estate owned	—	—	61	61

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at June 30, 2016 and December 31, 2015 is not material.

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	June 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$18,983	$18,983	$—	$—	$18,983
Investment securities available-for-sale	163,614	2,581	160,318	715	163,614
Trading securities	182	—	182	—	182
Loans held for sale	5,477	5,477	—	—	5,477
Loans, net of allowance for loan losses	379,198	—	—	383,018	383,018
Bank-owned life insurance	17,221	17,221	—	—	17,221
Accrued interest receivable	1,823	1,823	—	—	1,823
Interest rate derivatives	639	—	639	—	639

LIABILITIES:
Demand, savings and money market deposits	$353,557	$353,557	$—	$—	$353,557
Time deposits	135,118	—	—	137,776	137,776
Short term borrowings	2,287	2,287	—	—	2,287
Federal Home Loan Bank advances - short term	14,000	10,000	—	3,999	13,999
Federal Home Loan Bank advances - long term	20,500	—	—	20,842	20,842
Subordinated debt	5,155	—	—	4,171	4,171
Accrued interest payable	286	286	—	—	286
Interest rate derivatives	639	—	639	—	639

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$18,496	$18,496	$—	$—	$18,496
Investment securities available-for-sale	153,901	3,049	150,074	778	153,901
Trading securities	8,134	—	8,134	—	8,134
Loans held for sale	4,033	4,033	—	—	4,033
Loans, net of allowance for loan losses	389,060	—	—	393,355	393,355
Bank-owned life insurance	17,328	17,328	—	—	17,328
Accrued interest receivable	1,640	1,640	—	—	1,640
Interest rate derivatives	171	—	171	—	171

LIABILITIES:
Demand, savings and money market deposits	$364,577	$364,577	$—	$—	$364,577
Time deposits	131,827	—	—	134,251	134,251
Short term borrowings	2,499	2,499	—	—	2,499
Federal Home Loan Bank advances - short term	17,000	12,000	—	4,995	16,995
Federal Home Loan Bank advances - long term	25,000	—	—	25,667	25,667
Subordinated debt	5,155	—	—	4,321	4,321
Accrued interest payable	255	255	—	—	255
Interest rate derivatives	171	—	171	—	171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2016:

	(Amounts in thousands)
	Fair value at June 30, 2016	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$715	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~9.06% to ~14.01%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	6,866	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (73)% Weighted average (31)%

			Liquidation Expenses (2)	Range (0)% to (75)% Weighted average (6)%

Other real estate owned	58	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six months ended June 30, 2016 and 2015:

	(Amounts in thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
	Unrealized gains (losses) on available-for-sale securities	Change in pension and postretirement obligations	Unrealized gains (losses) on available-for-sale securities	Change in pension and postretirement obligations	Unrealized gains (losses) on available-for-sale securities	Change in pension and postretirement obligations	Unrealized gains (losses) on available-for-sale securities	Change in pension and postretirement obligations
Beginning balance	$373	$(78)	$808	$(6)	$(147)	$(91)	$359	$17
Other comprehensive income (loss) before reclassification	852	12	(1,168)	(22)	1,608	25	(719)	(45)
Amount reclassified from accumulated other comprehensive income (loss)	(11)	—	—	—	(247)	—	—	—
Total other comprehensive income (loss)	841	12	(1,168)	(22)	1,361	25	(719)	(45)
Ending balance	$1,214	$(66)	$(360)	$(28)	$1,214	$(66)	$(360)	$(28)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(17)	$—	$(375)	$—	Investment securities available-for-sale gains, net
	6	—	128	—	Federal income tax expense
	$(11)	$—	$(247)	$—	Net of tax

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$849	$653	$856	$585
Expense recorded	5	45	11	91
Other comprehensive income (loss) recorded	(12)	23	(25)	45
Ending balance	$842	$721	$842	$721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.) Stock Repurchase Program:

On March 24, 2015, the Company’s Board of Directors adopted a Stock Repurchase Program which allowed the Company to repurchase up to 200,000 shares or approximately 4.4% of its 4,527,849 outstanding common shares in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on March 24, 2015, the commitment to repurchase the stock during the program was approximately $3.1 million. The repurchase program terminated on December 31, 2015. As of December 31, 2015, the Company had repurchased 123,066 shares under the program. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. On January 26, 2016, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,404,783 shares outstanding at January 26, 2016, of the Company’s outstanding common stock. This program will terminate on December 31, 2016 or upon purchase of 100,000 shares if earlier or at any time without prior notice. The Company has not purchased any shares under this program to date.  Based on the value of the Company’s stock on June 30, 2016, the commitment to repurchase the stock over the program is approximately $1.5 million.

13.) Short-Term Borrowings:

The following table provides additional detail regarding short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At June 30, 2016	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$3,256	$4,729
U.S. Government-sponsored collateralized mortgage obligations	—	1,088
Total collateral carrying value	$3,256	$5,817
Total short-term borrowings	$2,287	$2,499

14.) Equity Compensation:

During 2015, the Company, created the 2015 Omnibus Equity Plan and The Director Equity Plan.

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing stockholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. There were 13,683 restricted board approved shares granted under the plan in April 2016. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In 2016, $13,000 was recorded in the Consolidated Statement of Income. As of June 30, 2016, there was $196,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan vest in equal thirds on the first three anniversaries of the award date if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over 2.8 years, which is the remainder of the three-year tiered vesting period. There were no shares granted under the plan in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Granted shares are awarded upon meeting achievement of performance objectives derived from one or more of the performance criteria. The main metrics used include net earnings, earnings per share, return on average assets and equity, share price and other earnings ratios.

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing stockholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 1,789 board approved shares granted under the plan in April 2016 with immediate vesting.  In 2016, $27,000 was recorded in the Consolidated Statement of Income.

The following is the activity under the two plans during the six months ended June 30, 2016:

	Restricted Stock Units
	Units	Price at Grant Date
Nonvested at January 1, 2016	—	$—
Granted	15,472	15.25
Vested	1,789	15.25
Forfeited	—	—
Nonvested at June 30, 2016	13,683	$15.25

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF

	JUNE 30, 2016			DECEMBER 31, 2015			JUNE 30, 2015
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$8,047	$22	0.55%	$5,930	$19	0.32%	$5,945	$9	0.32%
Investment securities available for sale and trading (1) (2) (3)	162,531	2,455	3.02%	166,155	5,043	3.04%	169,592	2,584	3.05%
Loans (1) (2) (3)	384,186	9,114	4.75%	358,609	16,933	4.72%	349,970	8,279	4.75%
Total interest-earning assets	554,764	$11,591	4.18%	530,694	$21,995	4.14%	525,507	$10,872	4.15%
Cash and due from banks	7,737			7,399			7,128
Bank premises and equipment	9,075			7,165			6,437
Other assets	26,302			23,639			22,266
Total noninterest-earning assets	43,114			38,203			35,831
Total assets	$597,878			$568,897			$561,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$130,776	$191	0.29%	$110,130	$269	0.24%	$105,862	$119	0.23%
Savings	114,070	38	0.07%	113,272	66	0.06%	113,927	33	0.06%
Time	134,840	773	1.15%	133,490	1,333	1.01%	134,669	663	1.00%
Total interest-bearing deposits	379,686	1,002	0.53%	356,892	1,668	0.47%	354,458	815	0.47%
Other borrowings	35,244	356	2.03%	43,761	848	1.94%	44,931	420	1.89%
Subordinated debt	5,155	53	2.04%	5,155	91	1.75%	5,155	44	1.71%
Total interest-bearing liabilities	420,085	$1,411	0.67%	405,808	$2,607	0.64%	404,544	$1,279	0.64%
Demand deposits	109,088			98,028			93,128
Other liabilities	10,546			8,436			7,257
Shareholders' equity	58,159			56,625			56,409

Total liabilities and shareholders' equity	$597,878			$568,897			$561,338
Net interest income		$10,180			$19,388			$9,593
Net interest rate spread (4)			3.51%			3.50%			3.51%
Net interest margin (5)			3.67%			3.65%			3.66%

Ratio of interest-earning assets to interest-bearing liabilities			1.32			1.31			1.30
(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $8,000 and $450,000, respectively, for June 30, 2016; $24,000 and $858,000, respectively, for December 31, 2015; and $14,000 and $435,000, respectively, for June 30, 2015.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	JUNE 30, 2016			MARCH 31, 2016			JUNE 30, 2015
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$8,127	$10	0.52%	$7,967	$12	0.58%	$5,861	$4	0.34%
Investment securities available for sale and trading (1) (2) (3)	167,255	1,247	2.96%	157,807	1,208	3.07%	167,713	1,234	2.94%
Loans (1) (2) (3)	383,536	4,724	4.93%	384,836	4,391	4.57%	350,909	4,192	4.79%
Total interest-earning assets	558,918	$5,981	4.28%	550,610	$5,611	4.08%	524,483	$5,430	4.14%
Cash and due from banks	7,720			7,753			7,317
Bank premises and equipment	9,014			9,135			6,441
Other assets	27,097			25,508			23,022
Total non-interest-earning assets	43,831			42,396			36,780
Total assets	$602,749			$593,006			$561,263

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$132,117	$100	0.30%	$129,435	$91	0.28%	$106,105	$61	0.23%
Savings	113,818	19	0.07%	114,321	18	0.06%	113,816	17	0.06%
Time	135,151	397	1.18%	134,530	377	1.12%	133,697	322	0.99%
Total interest-bearing deposits	381,086	516	0.54%	378,286	486	0.52%	353,618	400	0.45%
Other borrowings	36,188	176	1.95%	34,301	180	2.11%	43,949	209	1.91%
Subordinated debt	5,155	27	2.09%	5,155	26	1.98%	5,155	22	1.72%
Total interest-bearing liabilities	422,429	$719	0.68%	417,742	$692	0.66%	402,722	$631	0.63%
Demand deposits	111,346			106,829			94,369
Other liabilities	10,096			10,997			7,729
Shareholders' equity	58,878			57,438			56,443
Total liabilities and shareholders' equity	$602,749			$593,006			$561,263
Net interest income		$5,262			$4,919			$4,799
Net interest rate spread (4)			3.60%			3.42%			3.51%
Net interest margin (5)			3.77%			3.58%			3.66%
Ratio of interest-earning assets to interest-bearing liabilities			1.32			1.32			1.30
(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $4,000 and $237,000, respectively, for June 30, 2016; $5,000 and $213,000, respectively, for March 31, 2016; and $7,000 and $217,000, respectively, for June 30, 2015.

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

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2016	2016	2015	2015	2015
SUMMARY OF OPERATIONS
Total interest income	$5,740	$5,393	$5,395	$5,295	$5,206
Total interest expense	(719)	(692)	(679)	(649)	(631)
NET INTEREST INCOME (NII)	5,021	4,701	4,716	4,646	4,575
Provision for loan losses	—	—	(65)	(100)	(130)
NII after loss provision	5,021	4,701	4,651	4,546	4,445
Investment securities gains (losses)	4	324	47	47	(38)
Mortgage banking gains	465	349	149	291	160
Other income	696	734	754	708	736
Total non-interest expense	(4,734)	(4,484)	(4,192)	(3,990)	(4,187)
Income before tax expense	1,452	1,624	1,409	1,602	1,116
Federal income tax expense	279	262	323	375	200
Net income	$1,173	$1,362	$1,086	$1,227	$916

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.27	$0.31	$0.24	$0.27	$0.21
Book value	13.67	13.23	12.87	12.82	12.50
Dividends per share	0.07	0.07	0.06	0.06	0.06

BALANCE SHEET DATA
Assets	$606,361	$590,393	$612,443	$570,250	$568,819
Investments	163,796	166,043	162,035	159,809	167,456
Loans	384,058	373,788	394,254	359,834	357,873
Allowance for loan losses	4,860	5,180	5,194	5,176	5,454
Deposits	488,675	481,941	496,404	454,547	447,373
Borrowings	41,942	41,263	49,654	49,874	56,638
Shareholders' equity	60,223	58,270	56,684	57,235	56,455

AVERAGE BALANCES
Assets	$602,749	$593,006	$583,014	$569,424	$561,263
Investments	167,255	157,807	163,122	162,426	167,713
Loans	379,274	381,224	367,812	359,662	348,506
Deposits	492,432	485,115	471,054	453,188	447,987
Borrowings	41,343	39,456	44,611	50,920	49,104
Shareholders' equity	58,878	57,438	57,089	56,616	56,443

ASSET QUALITY RATIOS
Net charge-offs	$320	$14	$47	$378	$41
Net charge-offs as a percentage of average total loans	0.34%	0.01%	0.05%	0.42%	0.05%
Loans 30 days or more beyond their contractual due date as a percent of total loans	1.12%	1.63%	1.80%	1.85%	1.57%
Nonperforming loans	$8,545	$11,306	$11,542	$8,442	$8,861
Nonperforming securities	715	725	778	768	838
Other real estate owned	58	60	61	62	—
Total nonperforming assets	$9,318	$12,091	$12,381	$9,272	$9,699
Nonperforming assets as a percentage of:
Total assets	1.54%	2.05%	2.02%	1.63%	1.71%
Equity plus allowance for loan losses	14.32	19.06	20.01	14.86	15.67
Tier I capital	14.54	19.20	19.99	14.95	16.00

FINANCIAL RATIOS
Return on average equity	7.97%	9.49%	7.61%	8.67%	6.49%
Return on average assets	0.78	0.92	0.75	0.86	0.65
Efficiency ratio	73.84	71.13	72.28	67.42	74.01
Effective tax rate	19.21	16.13	22.92	23.41	17.92
Net interest margin	3.77	3.58	3.63	3.67	3.66

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of June 30, 2015 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2015. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	June 30, 2016	December 31, 2015	June 30, 2015
Loans:
Commercial	$64,751	$84,613	$57,495
Commercial real estate	242,437	237,137	233,531
Residential real estate	50,071	45,414	40,607
Consumer - home equity	23,838	23,334	21,827
Consumer - other	2,961	3,756	4,413
Total loans	$384,058	$394,254	$357,873
Total earning assets	$565,507	$570,364	$529,876
Total assets	$606,361	$612,443	$568,819
Deposits:
Noninterest-bearing deposits	$106,018	$108,144	$94,115
Interest-bearing demand deposits	247,539	256,433	221,578
Time deposits	135,118	131,827	131,680
Total deposits	$488,675	$496,404	$447,373
Total interest bearing liabilities	$424,599	$437,914	$409,896

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $565.5 million at June 30, 2016, a decrease of 0.9% from the December 31, 2015 balance of $570.4 million. The decrease from December 31, 2015 was mainly due to a decrease in loans of $10.2 million, a decrease of $8.0 million in trading securities off-set by an increase of $9.7 million in investment securities. Earning assets increased 6.7% from the June 30, 2015 balance of $529.9 million, which was due mainly to an increase in loans of $26.2 million. Total assets of $606.4 million at June 30, 2016 decreased by $6.1 million, or 1.0%, from the asset total of $612.4 million at December 31, 2015, and increased $37.5 million, or 6.6%, from the asset total of $568.8 million at June 30, 2015.

At June 30, 2016, the investment securities available-for-sale portfolio was $163.6 million compared to $153.9 million at December 31, 2015, an increase of $9.7 million, or 6.3%. Investment securities represented 28.9% of earning assets at June 30, 2016, compared to 27.0% at December 31, 2015. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity. The investment securities available-for-sale portfolio represented 33.5% of each deposit dollar at June 30, 2016, up from 31.0% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized gains, net of tax, of $1.8 million at June 30, 2016, an increase of $2.1 million compared to net unrealized losses, net of tax, of $223,000 at December 31, 2015. The securities valuation reflects the decline in mid and long term interest rates over the quarter.

The Company had an investment in trading securities of $182,000 at June 30, 2016 and $8.1 million at December 31, 2015.  The trading account was liquidated at the end of the second quarter.  The funds were diverted to the investment available for sale portfolio.

Loans held for sale increased to $5.5 million at June 30, 2016 compared to $4.0 at December 31, 2015. The variance is reflective of mortgage banking volume.

Total loans at June 30, 2016 were $384.1 million compared to $394.3 million at December 31, 2015, a 2.6% decrease, and $357.9 million at June 30, 2015, a 7.3% increase.  The decrease in loan balances from year-end was mainly 90-day or less term commercial loans totaling $24.2 million that closed in December 2015 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2016. Excluding these seasonal loans at December 31, 2015, total loans actually increased $14.0 million, or 3.8% at June 30, 2016. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 67.9% as of June 30, 2016, 69.1% as of December 31, 2015 and 67.5% as of June 30, 2015. The total loan-to-deposit ratio was 79.7% at June 30, 2016, 80.2% at December 31, 2015 and 80.6% at June 30, 2015.

The allowance for loan losses of $4.9 million and $5.2 million, respectively, represented approximately 1.3% of outstanding loans at June 30, 2016 and 1.4% at December 31, 2015 excluding the year-end, 90-day or less, cash-secured loans, to which none of the allowance was allocated, and 1.3% including the year-end, 90-day or less, cash-secured loans. The allowance for loan losses at June 30, 2015 of $5.5 million represented approximately 1.5% of outstanding loans.  The decrease in the allowance in 2016 was due in part to the favorable outcome of a credit relationship that had specific reserves allocated prior to the second quarter of 2016.

During the first six months, loan charge-offs were $471,000 in 2016 compared to $113,000 for the same period in 2015, while the recovery of previously charged-off loans amounted to $137,000 in 2016 and $75,000 in 2015. The net charge-offs represent less than 20 basis points of average loans for the 2016 and 2015. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $2.4 million at June 30, 2016 lower than the $4.9 million at December 31, 2015, or 0.6% and 1.2%, respectively, of total loans, and lower than $5.3 million, or 1.5%, of total loans at June 30, 2015. The decrease in nonaccrual loans was also attributable to the favorable outcome of a credit relationship that was in nonaccrual.

Bank-owned life insurance had a cash surrender value of $17.2 million at June 30, 2016 and $17.3 million at December 31, 2015. Comprising approximately 25% of capital, management does not intend to make any significant insurance purchases.

Other assets increased slightly to $12.8 million at June 30, 2016 from $12.3 million at December 31, 2015. At June 30, 2016, a $3.3 million investment in a partnership fund is included in other assets compared to $3.6 million at December 31, 2015, with an offsetting $2.1 million at June 30, 2016 and $2.4 million at December 31, 2015 in other liabilities, which is the commitment to fund this affordable housing investment. Also included in other assets is an investment of $2.0 million into a pooled fund of small business administration loans at June 30, 2016 and December 31, 2015.

Noninterest-bearing deposits measured $106.0 million at June 30, 2016 compared to $108.1 million at December 31, 2015 and $94.1 million at June 30, 2015. Interest-bearing deposits decreased $5.6 million to $382.7 million at June 30, 2016 from $388.3 million at December 31, 2015 but increased $29.4 million from $353.3 at June 30, 2015. The decrease in interest-bearing deposits from year end is due mainly to segregated money market deposit accounts with the Bank which fully collateralized $24.2 million in 90-day or less term commercial loans that closed in December 2015. The loans matured and the deposits withdrew in the first quarter of 2016. Absent the collateral deposits, interest-bearing deposits increased $18.6 million, or 5.1%, over the first six months of 2016.

Federal Home Loan Bank advances and short-term borrowings decreased to $36.8 million at June 30, 2016 from $44.5 million at December 31, 2015. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. During 2016, the Company paid off $4.5 million in long term debt with an average cost of 4%.  Other liabilities measured $15.5 million at June 30, 2016 and $9.7 million at December 31, 2015. Included in other liabilities in 2016 is $6.5 million in securities purchased in June with settlement dates in July.

The Company improved its capital levels in the first six months of 2016. The Company’s total shareholders’ equity measured $60.2 million at June 30, 2016 and $56.7 million on December 31, 2015. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.14 per share were paid to shareholders of record to date in 2016. Cash dividends of $0.24 per share were paid to shareholders of record in 2015, with $0.12 in the first six months of 2015.

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

At June 30, 2016 and December 31, 2015, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$59,075	12.74%	$23,773	5.125%	N/A	N/A
Bank	54,983	11.95%	23,587	5.125%	$29,915	6.5%
Tier 1 capital (to risk-weighted assets)
Company	64,075	13.81%	30,731	6.625%	N/A	N/A
Bank	54,983	11.95%	30,491	6.625%	36,819	8.0%
Total capital (to risk-weighted assets)
Company	69,018	14.88%	40,008	8.625%	N/A	N/A
Bank	65,927	14.32%	39,695	8.625%	46,023	10.0%
Tier 1 capital (to average assets)
Company	64,075	10.64%	24,092	4.0%	N/A	N/A
Bank	54,983	9.19%	23,943	4.0%	29,929	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$56,922	12.78%	$20,043	4.5%	N/A	N/A
Bank	53,086	12.01%	19,887	4.5%	$28,726	6.5%
Tier 1 capital (to risk-weighted assets)
Company	61,922	13.90%	26,723	6.0%	N/A	N/A
Bank	53,086	12.01%	26,517	6.0%	35,355	8.0%
Total capital (to risk-weighted assets)
Company	67,199	15.09%	35,631	8.0%	N/A	N/A
Bank	64,363	14.56%	35,355	8.0%	44,194	10.0%
Tier 1 capital (to average assets)
Company	61,922	10.62%	23,314	4.0%	N/A	N/A
Bank	53,086	9.17%	23,163	4.0%	28,954	5.0%

The Company had $5.0 million of trust preferred securities at both June 30, 2016 and December 31, 2015 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at June 30, 2016 and December 31, 2015.

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

Core earnings, which exclude certain non-recurring items, increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Core earnings for the first six months of 2016 were $2.4 million, or $0.55 per share, compared to $2.1 million, or $0.46 per share for the first six months of 2015. Core earnings for the second quarter of 2016 were $1.2 million, or $0.27 per share, compared to $916,000, or $0.21 per share for the second quarter of 2015.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
GAAP earnings	$1,173	$916	$2,535	$2,065
Investment gains not in the ordinary course of business (net of tax)	—	—	(191)	—
Net losses from the extinguishment of debt (net of tax)*	—	—	160	—
Reversal of deferred tax valuation allowance	—	—	(93)	—
Core earnings	$1,173	$916	$2,411	$2,065
Core earnings per share	$0.27	$0.21	$0.55	$0.46

*	Loss on the early payoff of FHLB long term debt

Analysis of Net Interest Income – Six months ended June 30, 2016 and 2015

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $10.2 million for June 30, 2016 and $9.6 million for June 30, 2015. The resulting net interest margin was 3.67% for June 30, 2016 and 3.66% for June 30, 2015.

The increase in interest income, on a fully taxable equivalent basis, of $719,000 is the product of a 5.6% year-over-year increase in average earning assets supplemented by a 3 basis point increase in yield. The increase in interest expense of $132,000 was a product of a 3 basis point increase in rates paid and a 3.8% increase in average interest-bearing liabilities. The net result was a 6.1% increase in net interest income on a fully taxable equivalent basis, and a 1 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $129,000, or 5.0%. The average invested balances in these securities decreased by $7.1 million, or 4.2%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 3 basis point decrease in the tax equivalent yield of the portfolio. The decline in securities average balances during 2016 was the result of selling $10.3 million in late January to harvest gains to offset the prepayment penalties for the early payoff of FHLB notes. The reinvestment of the $10.3 million occurred over a six-week period and maintained the average yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $835,000, or 10.1%, for June 30, 2016 compared to the same period in 2015. Supplementing this increase was the collection of $296,000 of interest and fees on a nonperforming loan settled favorably in bankruptcy. The average balance of the loan portfolio increased by $34.2 million, or 9.8%. There was no change in the portfolio’s tax equivalent yield. Without the collection of the past due interest, portfolio yield would have declined 15 basis points. New loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $13,000, or 144.4%, from the same period a year ago. The average balance of interest-earning deposits increased by $2.1 million, or 35.4%. The yield increased by 23 points from 2015 to 2016, reflecting the late December rise in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $24.9 million, or 23.5%, for the six months ended June 30, 2016 compared to the same period of 2015, while average savings balances increased by $143,000, or 0.1%. Total interest paid on interest-bearing demand deposits and money market accounts was $191,000, a $72,000 increase from last year. The yield increased 6 basis points from the six months ended June 30, 2015 to June 30, 2016. Total interest paid on savings accounts was $38,000, a $5,000 increase from last year. The average rate paid on savings accounts was 0.07% for the six months ended June 30, 2016 compared to 0.06% for the same period in 2015. The average balance of time deposit products increased by $171,000, or 0.1%, as the average rate paid increased by 15 basis points, from 1.00% to 1.15%. Interest expense increased on time deposits by $110,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis.

Average borrowings and subordinated debt decreased by $9.7 million while the average rate paid increased by 16 basis points. The Company elected to pay off two of its longest maturity FHLB notes, $4.5 million at an average rate of 4%. Of the $358,000 in securities gains, $289,000 was to offset the $242,000 prepayment penalty. Alternative funding of $3.5 million at 1.44% was used to replace the borrowings. Annualized interest expense savings of $130,000 is expected from the transaction. Four long-term FHLB notes remain at an average rate of 4.15%, all maturing by September of 2017 which is expected to reduce 2017 funding costs by $300,000. Management continues to utilize short-term borrowings to bridge liquidity gaps.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $2.0 million (original face) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2016 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2016. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs continues to be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions. The PreTSL XXIII cash flows are discounted at 14.01% through its maturity date of December 2036 and would have to experience an additional $220 million of nonperforming collateral (of $873 million performing) in order to incur any impairment. The aggregate cash flows for the C-2 tranche are estimated to be $40.7 million on a current principal of $26.2 million. The Trapeza IX cash flows are discounted at 9.06% through its maturity of January 2038 and would experience additional impairment upon further occurrence of nonperforming collateral of $20 million (of $213 million performing). The aggregate cash flows for the B-1 tranche are estimated to be $38.6 million on a current principal of $23.6 million.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.40 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.36 to $0.44.

The Company considered all information available as of June 30, 2016 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first six months of 2016 or 2015. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2016 or later.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Six Months Ended June 30, 2016 and 2015

During the first six months of both 2016 and 2015, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2016 and 2015, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Because of the favorable outcome of a credit relationship that had a specific reserve in place that was removed, for the six months ended June 30, 2016 there was no additional provision booked. There was a favorable ruling in a bankruptcy court surrounding the eventual sale of a business to which the Company lent funds, $2.1 million of which was included in nonaccrual loans. The Company resolved a substantial portion of the delinquent loan, allowing the portion of the allowance for loan losses allocated to this credit to be used for other problem loans. For the same period in 2015, the provision was $290,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, increased by $301,000 or 15.5%, for June 30, 2016 compared to June 30, 2015. After gains and losses on investment securities, non-interest income increased by $659,000, or 34.4%, in the first six months of 2016 compared to the first six months of 2015.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $375,000 in the first six months of 2016 from year ago levels. Included in the total is $289,000 of gains generated to offset losses from the extinguishment of debt. Trading security losses of $47,000 were recorded in 2016, an increase of $17,000 from the loss of $30,000 recorded in 2015, reflective of the decline in the secondary market activity for municipal securities in which the trading account operates.  At the end of June the trading account was liquidated.

Mortgage banking gains increased to $814,000 at June 30, 2016 from $345,000 at June 30, 2015, an increase of $469,000 reflecting the increase in mortgage loan originations spurred by the improving housing market. Wealth management income of $40,000 was recorded in 2016, compared to $307,000 in 2015, a decrease of $267,000. The Bank, which had operated a non-deposit investment services program, launched its new Cortland Private Wealth Management program, which offers a full suite of program options, including private asset management, financial and estate planning, retirement plans, insurance and advisory services. The new program, which was introduced in late January will ramp up over the remaining course of the year, adding contributions from both investment and advisory services. Other sources of non-interest income increased by $99,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.  This was due in part to income generated from the new Kasasa suite of products.

Total non-interest expenses in the first six months were $9.2 million in 2016 compared to $8.2 million in 2015, an increase of $1.0 million, or 12.7%. During the first six months of 2016, expenditures for salaries and employee benefits increased by $157,000, or 3.2%, from the similar period a year ago. The increase was due to merit salary increases and increased personnel expense relating to the new branch which opened in September 2015. The increase was partially offset by compensation relative to wealth management decreasing commensurate to the decreased revenues. Full time equivalent employment averaged 159 during the first six months of 2016 and 151 during the first six months of 2015. In 2016, there was a one-time loss from the extinguishment of debt of $242,000. This loss is related to the early payoff of long term advances with the Federal Home Loan Bank and was offset by securities gains.  Additionally, payoff of this debt will result in annual savings in interest expense of $130,000. Advertising and marketing expense increased by $137,000, or 101.5%. The increase is due to the initiative to rebrand the Bank, increased community support and advertising and promoting the new Kasasa suite of products.

All other expense categories increased by $501,000, or 15.6%, in the aggregate. Contributing to increased expenses in the six months ending June 30, 2016 are expenses relating to a new full service branch which opened in September of 2015, and two financial service centers which opened in 2015.

The effective tax rate for the first six months was 17.6% in 2016 and 20.1% in 2015, resulting in income tax expense of $541,000 in 2016 and $521,000 in 2015. The 2015 effective rate is normalized based on the current rate of profitability and tax free components of the revenue stream. A $93,000 reversal of a deferred tax valuation reserve, recognized in 2016, contributed to the lower effective tax rate in 2016.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	June 30,
	2016		2015
	Balance	%	Balance	%
Provision at statutory rate	$1,046	34.0	$879	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(59)	(1.9)	(58)	(2.3)
Non-taxable interest income	(305)	(9.9)	(304)	(11.8)
Deferred tax valuation reversal	(93)	(3.0)	—	—
Low income housing tax credits	(74)	(2.4)	(44)	(1.7)
Non-deductible expenses	26	0.8	48	1.9
Federal income tax expense	$541	17.6	$521	20.1

Analysis of Net Interest Income – Three months ended June 30, 2016 and 2015

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.3 million for the quarter ended June 30, 2016 and $4.8 million for June 30, 2015. The resulting net interest margin was 3.77% for June 30, 2016 and 3.66% for June 30, 2015.

The increase in interest income, on a fully taxable equivalent basis, of $551,000 is the product of a 6.6% year-over-year increase in average earning assets supplemented by a 14 basis point increase in yield. The increase in interest expense of $88,000 was a product of a 5 basis point increase in rates paid and a 4.9% increase in average interest-bearing liabilities. The net result was a 9.6% increase in net interest income on a fully taxable equivalent basis, and an 11 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $13,000, or 1.1%. The average invested balances in these securities decreased by $458,000, or 0.3%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 2 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $532,000, or 12.7%, for June 30, 2016 compared to the same period in 2015. A $32.6 million increase in the average balance of the loan portfolio, or 9.3%, was accompanied by a 14 basis point increase in the portfolio’s tax equivalent yield. Without the collection of the past due interest, portfolio yield would have declined 31basis points. New loan volume is near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $6,000, or 150.0%, from the same period a year ago. The average balance of interest-earning deposits increased by $2.3 million, or 38.7%. The yield increased by 18 points from 2015 to 2016, reflecting the late December rise in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $26.0 million, or 24.5%, for the three months ended June 30, 2016 compared to the same period of 2015, while average savings balances increased by $2,000, or less than 0.1%. Total interest paid on interest-bearing demand deposits and money market accounts was $100,000, a $39,000 increase from last year. The yield increased 7 basis points from the three months ended June 30, 2015 to June 30, 2016. Total interest paid on savings accounts was $19,000, a $2,000 increase from last year. The average rate paid on savings accounts was 0.07% for the six months ended June 30, 2016 compared to 0.06% for the same period in 2015. The average balance of time deposit products increased by $1.5 million, or 1.1%, as the average rate paid increased by 19 basis points, from 0.99% to 1.18%. Interest expense increased on time deposits by $75,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis.

Average borrowings and subordinated debt decreased by $7.8 million while the average rate paid increased by 8 basis points. The Company elected to pay off two of its longest maturity FHLB notes, $4.5 million at an average rate of 4%. Of the $358,000 in securities gains, $289,000 was to offset the $242,000 prepayment penalty. Alternative funding of $3.5 million at 1.44% was used to replace the borrowings. Annualized interest expense savings of $130,000 is expected from the transaction. Four long-term FHLB notes remain at an average rate of 4.15%, all maturing by September of 2017 which is expected to reduce 2017 funding costs by $300,000. Management continues to utilize short-term borrowings to bridge liquidity gaps.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax – Second Quarter Ended June 30, 2016 and 2015

For the second quarter ended June 30, 2016, there were net charge offs of $320,000. However, there was no provision for loan losses recorded because of the favorable outcome on a credit relationship for which the specific reserve previously set aside was able to be used for other problem loans. For the same period in 2015, the provision was $130,000 more than enough to cover net charge-offs of $41,000. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, increased by $265,000 or 29.6%, for June 30, 2016 compared to June 30, 2015. After gains and losses on investment securities, non-interest income increased by $307,000, or 35.8%, in the second quarter of 2016 compared to the second quarter of 2015.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $17,000 in the second quarter of 2016 from year ago levels. Trading security losses of $13,000 were recorded in 2016, a decrease of $25,000 from losses of $38,000 recorded in 2015. Losses in both periods are reflective of the decline in the secondary market activity for municipal securities in which the trading account operates. The Company elected to liquidate the trading account at June 30, 2016.

Mortgage banking gains accounted for the majority of the increase in non- interest income. In the second quarter mortgage banking income increased to $465,000 at June 30, 2016 from $160,000 at June 30, 2015, an increase of $305,000 reflecting the increase in mortgage loan originations spurred by the improving housing market. Wealth management income of $19,000 was recorded in 2016, compared to $117,000 in 2015, a decrease of $98,000. The Bank, which had operated a non-deposit investment services program, launched its new Cortland Private Wealth Management program, which offers a full suite of program options, including private asset management, financial and estate planning, retirement plans, insurance and advisory services. The new program, which was introduced in late January will ramp up over the remaining course of the year, adding contributions from both investment and advisory services. Other sources of non-interest income increased by $58,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the second quarter were $4.7 million in 2016 compared to $4.2 million in 2015, an increase of $547,000, or 13.1%. During the second quarter of 2016, expenditures for salaries and employee benefits increased by $207,000, or 8.7%, from the similar period a year ago.  The increase is due mainly to merit salary increases and increased personnel expense relating to the new branch which opened in September 2015. These increases were offset partially by compensation relative to wealth management decreasing commensurate to the decreased revenues. Full time equivalent employment averaged 162 during the second quarter of 2016 and 152 during the second quarter of 2015. Advertising and marketing expense increased by $66,000, or 77.6%. The increase is due to the initiative to rebrand the Bank, increased community support and advertising and promoting the new Kasasa suite of products.

All other expense categories increased by $274,000, or 16.0%, in the aggregate. Contributing to increased expenses in the three months ending June 30, 2016 are expenses relating to a new full service branch which opened in September of 2015, and two financial service centers which opened in 2015.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $11.4 million in the second quarter of 2016 which annualized represents 11.6% of the total combined portfolio, compared to $9.6 million, or 11.7% of the portfolio a year ago.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At June 30, 2016, the Bank had $23.6 million of deposits in the CDARS® program, and had $7.0 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At June 30, 2016, the Bank had approximately $20.1 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $2.9 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $28.2 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 15% of total deposits in various forms of brokered deposits that could be used as an additional source of liquidity. At June 30, 2016, there was $28.3 million in outstanding balances in brokered deposits including internet-based deposits with access to an additional $45 million. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of June 30, 2016. Unpledged securities of $41.9 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at June 30, 2016 is $6.3 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $431,000 at June 30, 2016 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents increased to $19.0 million at June 30, 2016 compared to $9.3 million at June 30, 2015 and remained stable from $18.5 million at December 31, 2015, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the six months ended:

	(Amounts in thousands)
	June 30,
	2016	2015
Net income	$2,535	$2,065
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	1,285	1,260
Provision for loan losses	—	290
Investment securities available-for-sale gains, net	(375)	—
Other real estate gains, net	(13)	—
Originations of mortgage banking loans held for sale	(26,939)	(17,715)
Proceeds from the sale of mortgage banking loans	26,309	15,918
Mortgage banking gains, net	(814)	(345)
Decrease (increase) in trading account	7,952	(94)
Earnings on bank-owned life insurance	(173)	(172)
Equity compensation	40	—
Changes in:
Deferred taxes	171	(105)
Other assets and liabilities	(1,769)	(988)
Net cash flow from operating activities	$8,209	$114

Key variations stem from: 1) Gains were recognized on the sale of available-for-sale investments of $375,000 in 2016 mainly due to sales made to offset the loss on extinguishment of debt, and none recognized in 2015. 2) There was no loan loss provision needed in 2016 and $290,000 recorded in the first half of 2015. 3) Loans held for sale increased by $1.4 million in 2016 compared to an increase of $2.1 million in 2015, with mortgage banking gains of $814,000 in 2016 and $345,000 in 2015 due to the volume in mortgage banking. 4) In June of 2016, the trading account was almost fully liquidated with a $7.9 million decrease compared to an increase of $94,000 in 2015. 5) In 2016, there was $40,000 in equity compensation as a result of the new compensation program approved in April 2016. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2016 and 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock. There were no repurchases of shares of the Company’s common stock during the three months ended June 30, 2016.

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

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: August 10, 2016
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: August 10, 2016
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)