Form 10-K
period 2016-12-31
CORTLAND BANCORP INC
filed 2017-03-23
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Based upon the closing price of the registrant’s common stock on June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $60,002,632. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

The number of shares outstanding of the issuer’s classes of common stock as of March 15, 2017: 4,420,255 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 23, 2017 are incorporated by reference into Part III.

Form 10-K for the Year Ended December 31, 2016

PART I

Item l. Business

THE CORPORATION

CORTLAND BANCORP

Cortland Bancorp (the Company) was incorporated under the laws of the State of Ohio in 1984, as a one bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHC Act). The principal activity of the Company is to own, manage and supervise The Cortland Savings and Banking Company (Cortland Bank or the Bank). The Company owns all of the outstanding shares of the Bank.

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

CORTLAND BANK

Cortland Bank is a full service, state chartered bank engaged in commercial and retail banking. The Bank’s services include checking accounts, savings accounts, time deposit accounts, commercial, mortgage and installment loans, night depository, automated teller services, safe deposit boxes and other miscellaneous services normally offered by commercial banks. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, small business lending and trade financing. Consumer lending includes residential real estate, home equity and installment lending. Cortland Bank also offers a variety of Internet and mobile banking options.

Full service banking business is conducted at a total of fourteen offices, seven of which are located in Trumbull County, Ohio. The remaining offices are located throughout Portage, Ashtabula, Summit and Mahoning Counties in Ohio. There are also two financial service centers located in Beachwood, Ohio, Cuyahoga County, and Fairlawn, Ohio, Summit County.

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

The Bank provides brokerage and investment services through an arrangement with LPL Financial. Under this arrangement, financial advisors can offer customers an extensive range of investment products and services, including estate planning, qualified retirement plans, mutual funds, annuities, life insurance, fixed income and equity securities, equity research and recommendations, and asset management services to customers through the brand Cortland Private Wealth Management.

CSB MORTGAGE COMPANY, INC.

CSB Mortgage Company, Inc. (CSB) was formed as an Ohio corporation in December 2011. It is a wholly-owned subsidiary of Cortland Bank and functioned as the originator of wholesale mortgage loans and the seller of company-wide mortgage loans in the secondary mortgage market.  It was inactive for the years ending December 31, 2016 and 2015.

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

EMPLOYEES

As of December 31, 2016, the Company, through the Bank, employed 148 full-time and 13 part-time employees. The Company provides its employees with a full range of benefit plans and considers its relations with its employees to be satisfactory.

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

The Company is a financial holding company and a bank holding company within the meaning of the BHC Act. As such, the Company is subject to regulation, supervision, and examination by the Federal Reserve, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. The Bank is subject to regulation and supervision by the Ohio Division. As a member bank of the Federal Reserve, the Bank is also subject to regulation and supervision by the Federal Reserve. The Bank is examined periodically by the Federal Reserve and by the Ohio Division to test compliance with various regulatory requirements. If as a result of examination the Federal Reserve or the Ohio Division determines that a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory, or that the bank or its management is in violation of any law or regulation, the bank regulatory agencies may take a number of remedial actions. In addition, the Bank is subject to the regulations of the CFPB, established by the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 (the Dodd-Frank Act).  The CFPB has broad powers to adopt and enforce consumer protection regulations.  Bank regulatory agencies make regular use of their authority to take formal and informal supervisory actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses and for violations of any law, rule, or regulation, or any condition imposed in writing by the appropriate federal banking regulatory authority. Potential supervisory and enforcement actions include appointment of a conservator or receiver, issuance of a cease-and-desist order that could be judicially enforced, termination of a bank’s deposit insurance, imposition of civil money penalties, issuance of directives to increase capital, entry into formal or informal agreements, including memoranda of understanding, issuance of removal and prohibition orders against institution- affiliated parties, and enforcement of these actions through injunctions or restraining orders.

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

Nonbanking activities. With some exceptions, the Bank Holding Company Act prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. A bank holding company may become a financial holding company if the holding company meets “well-capitalized” and well-managed requirements of the Federal Reserve and each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company elects to become a financial holding company.  The Company is a financial holding company.  No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

Activities that are “financial in nature” include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency;

•	merchant banking; and
•	activities that the Federal Reserve Board has determined to be closely related to banking.

If a financial holding company or a subsidiary bank fails to be both well capitalized and well managed, the financial holding company must enter into a written agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the Federal Reserve determines that the institution is again well capitalized and well managed, the Federal Reserve may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the Federal Reserve finds to be appropriate or consistent with federal banking laws. If the financial holding company does not timely correct the capital or management deficiencies, the financial holding company may be required to divest ownership or control of all banks owned by the financial holding company. If an insured bank subsidiary fails to maintain a satisfactory rating under the Community Reinvestment Act, the financial holding company may not engage in activities permitted only to financial holding companies until such time as the bank receives a satisfactory rating.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625% and is currently 1.25%.

In addition to the capital requirements applicable to bank holding companies generally, the Federal Reserve requires financial holding companies to be “well-capitalized” under Federal Reserve standards.

Pursuant to the Federal Reserve's Small Bank Holding Company Policy (SBHC Policy), however, a holding company with assets of less than $1 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements. The Bank must, however, comply with the new capital requirements. At December 31, 2016, the Company was deemed to be a small bank holding company under the SBHC Policy.

Prompt corrective action.  In addition to the capital adequacy requirements set forth above, every insured financial institution is classified into one of five categories based upon the institution’s capital ratios, the results of regulatory examinations of the institution and whether the institution is subject to enforcement agreements with its regulatory authorities. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

The capital of the Company and the Bank as of December 31, 2016 were as follows:

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes (1)		To be well-capitalized under prompt corrective action regulations
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Consolidated	$60,631	12.97%	$21,033	4.5%	N/A	N/A
Bank	56,720	12.23%	20,874	4.5%	$30,151	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	65,631	14.04%	28,044	6.0%	N/A	N/A
Bank	56,720	12.23%	27,832	6.0%	37,109	8.0%
Total capital (to risk-weighted assets)
Consolidated	70,583	15.10%	37,392	8.0%	N/A	N/A
Bank	67,672	14.59%	37,109	8.0%	46,387	10.0%
Tier 1 capital (to average assets)
Consolidated	65,631	10.46%	25,086	4.0%	N/A	N/A
Bank	56,720	9.10%	24,938	4.0%	31,172	5.0%

(1) Currently not required for the Company as a small bank holding company under the SBHC Policy.

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

Federal deposit insurance. Deposits in the Bank are insured by the FDIC up to applicable limits through the Deposit Insurance Fund. Insured banks must pay deposit insurance premiums assessed semiannually and paid quarterly.  The general insurance limit is $250,000 per separately insured depositor.  This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including the Bank, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the deposit insurance fund, and to take enforcement actions against insured institutions.  The FDIC may terminate insurance of deposits of any institution if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund ("DIF").  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Dividends and Distributions.  Current federal banking regulations impose restrictions on the Bank's ability to pay dividends to the Company.  These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve and a prohibition on paying dividends that would cause the Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve.  The new capital rules also limit the payment of dividends if the Bank does not maintain the capital conservation buffer. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of Financial Institutions.  The Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce the Bank's total capital below adequate levels.

The Company's ability to pay dividends to its shareholders may also be restricted.  Current Federal Reserve policy requires a financial holding company to act as a source of financial strength to each of its banking subsidiaries.  Under this policy, the Federal Reserve may require the Company to commit resources or contribute additional capital to the Bank, which could restrict the amount of cash available for dividends.

The Federal Reserve has also issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies.  The policy statement provides that, as a matter of prudent banking, a financial holding company or bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the financial holding company's or bank holding company's capital needs, asset quality and overall financial condition.  Accordingly, a financial holding company or bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the holding company's financial health, such as by borrowing.

Executive and incentive compensation.  In June 2010, the federal banking regulatory agencies issued joint interagency guidance on incentive compensation policies (the Joint Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should:  (1) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risk; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.  The Federal Reserve reviews the incentive compensation arrangements of financial institutions as part of its examination process and includes findings in examination reports.  Any deficiencies can affect the financial institution's supervisory ratings, which can affect the institution's ability to engage in acquisitions and activities, and can result in enforcement actions.

In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the Second Proposed Joint Rules) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions.  The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more.  The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions, based on their asset sizes.  Based on the Bank's current asset size, the Second Proposed Joint Rules would not apply to the Bank.

Consumer protection laws and regulations. Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services.  The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones.  It has also commenced enforcement actions.  The following are just some of the consumer protection laws applicable to the Bank:

•	Community Reinvestment Act of 1977: imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low- and moderate-income neighborhoods.

•	Equal Credit Opportunity Act: prohibits discrimination in any credit transaction on the basis of any of various criteria.
•	Truth in Lending Act: requires that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably.
•	Fair Housing Act: makes it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of any of certain criteria.
•

Home Mortgage Disclosure Act:  requires financial institutions to collect data that enables regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the communities in which they are located.

•

Real Estate Settlement Procedures Act:  requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers' costs.

•

Privacy provisions of the Gramm-Leach-Bliley Act:  requires financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access.

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

Our success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond the Company’s control may adversely affect its deposit levels and composition, demand for loans, the ability of its borrowers to repay their loans and the value of the collateral securing the loans it makes.  The recent election of a new United States President is widely expected to result in substantial, unpredictable changes in economic and political conditions for the United States and the remainder of the world.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of its customers to repay loans.  Because the Company has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.

The enactment of new legislation or regulations may significantly affect our financial condition and results of operations.

The Company is subject to regulations and supervision of the Federal Reserve, and the Bank is subject to regulation and supervision by the ODFI, the Federal Reserve, the FDIC and the CFPB.  The regulations are designed to protect customers and the Deposit Insurance Fund.  Regulations governing financial institutions are constantly undergoing change.  New regulations or amendments could adversely affect the Company's business.  Regulatory agencies have great discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the appropriateness of an institution's allowance for loan losses.  In addition, actions by regulatory agencies could cause the Company to devote significant time and resources to compliance and defense of its business and may lead to penalties that materially affect the Company.

In recent years, Congress and the banking regulators have increased their focus on the financial services industry.  The laws and regulations adopted have subjected the Company and the Bank to additional restrictions, oversight and costs that may have an impact on the financial condition and results of operations of the Company.  In 2013, the Company's and the Bank's primary federal regulator established a new comprehensive capital framework for U.S. banking organizations.  The new capital rules became effective for the Bank on January 1, 2015, subject to a phase-in period.  Although the implementation of the new rules is not expected to have a material impact on the Bank's capital ratios when fully phased in, any future changes to capital requirements may have such an effect.

The election of a new President of the United States may result in substantial changes to laws and regulations applicable to financial institutions, including the Company and the Bank.  Even the reduction of regulatory restrictions could have an adverse effect on the Company and the Bank and the Company's shareholders if such lessening of restrictions increases competition within the financial services industry or the Company's market area.

Further information about government regulation of the Company and the Bank may be found under the heading, "SUPERVISION AND REGULATION" in "ITEM 1.  BUSINESS" of this Form 10-K.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings.   Recent changes in government, particularly the change in the U.S. President, could bring changes in all of such factors.  Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse effect on us. As of December 31, 2016, 79.8% of our loan portfolio consisted of commercial, commercial real estate, real estate construction and installment, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that do not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

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

The Bank may be required to repurchase loans it has sold or indemnify loan purchasers under the terms of the sale agreements, which could adversely affect the Company's liquidity, results of operations and financial condition.

When the Bank sells a mortgage loan, it may agree to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty the Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan.  The Bank's underwriting policies and procedures may not prevent every breach or fraud.  Repurchases or indemnifications may have an adverse effect on the Company's financial condition and results of operations.

The Company has operational risk.

The Company has many types of operational risk, including those discussed in more detail in this Risk Factors section, such as cyber-related risks, insufficient allowances for loan losses, errors in estimates in the preparation of financial statements, and risks related to future expansion.  The Company also has reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders and unauthorized transactions by employees, and operational errors, including clerical or record-keeping errors and errors resulting from faulty or disabled computer or telecommunications systems.

The Company's operations may be disrupted by events beyond our control, including spikes in transaction volume or customer activity, electrical or telecommunications outages or natural disasters.  If our policies and systems designed to mitigate such problems fail to operate well, such failures could result in reputational damage, regulatory intervention and civil litigation, leading to financial loss or liability.  Negative public opinion could result from the Company's actual or alleged conduct with respect to a variety of its activities, including lending practices, corporate governance and acquisitions.  Negative public opinion can adversely affect the Company's ability to attract and keep customers.

The Company relies on vendors for certain processes.  The Company is exposed to the risk that its vendors may be unable to fulfill their contractual obligations or will suffer from the same risks as the Company has and that their business continuity systems may be inadequate, resulting in damage to the Company's reputation, loss of business, regulatory enforcement actions and civil litigation.

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

Our assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers, including changes in the deductibility of mortgage loan related expenses, may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

Item 1B. Unresolved Staff Comments — Not applicable to the Company because it is a smaller reporting company.

Item 2. Properties

The Company’s operations are conducted at 194 West Main Street, Cortland, Ohio.

Full service banking business is conducted at a total of fourteen offices, including:

BOARDMAN Victor Hills Plaza 6538 South Avenue Boardman, Ohio 44512 330-629-9151	HUBBARD 890 West Liberty Street Hubbard, Ohio 44425 330-534-2265	VIENNA 4434 Warren-Sharon Road Vienna, Ohio 44473 330-394-1438
BRISTOL 6090 State Route 45 Bristolville, Ohio 44402 330-889-3062	HUDSON 75 S. Main St. Hudson, OH 44236 330-342-1100	WARREN 2935 Elm Road Warren, Ohio 44483 330-372-1520
BROOKFIELD 7202 Warren-Sharon Road Brookfield, Ohio 44403 330-448-6814	MANTUA 11661 State Route 44 Mantua, Ohio 44255 330-274-3111	WILLIAMSFIELD 5917 U.S. Route 322 Williamsfield, Ohio 44093 440-293-7502
CANFIELD 3615 Boardman-Canfield Road Canfield, Ohio 44406 330-941-5867	NILES PARK PLAZA 815 Youngstown-Warren Road Suite 1 Niles, Ohio 44446 330-652-8700	WINDHAM 8950 Maple Grove Road Windham, Ohio 44288 330-326-2340
CORTLAND 194 West Main Street Cortland, Ohio 44410 330-637-8040	NORTH LIMA 9001 Market Street North Lima, Ohio 44452 330-758-5884

The Bank’s main and administrative office is located at 194 West Main Street, Cortland, Ohio. The Bank leases two financial service centers in Beachwood, Ohio and Fairlawn, Ohio. The Hubbard, Niles Park Plaza, Hudson and Boardman offices are leased, while all of the other offices are owned by the Bank.

Item 3. Legal Proceedings

The Bank is involved from time to time in legal actions arising in the ordinary course of the Bank’s business. In the opinion of management, the outcomes from such legal proceedings, either individually or in the aggregate, are not expected to have any material effect on the Company.

Item 4. Mine Safety Disclosures – Not applicable

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 23, 2017 are as follows:

Name	Age	Position Held
James M. Gasior	57	President, Chief Executive Officer and Director
Timothy Carney	51	Executive Vice President, Chief Operations Officer and Director
David J. Lucido	59	Senior Vice President and Chief Financial Officer
Stanley P. Feret	56	Senior Vice President and Chief Lending Officer

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

The Company files quarterly reports on Form 10-Q, an annual report on Form 10-K, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements, with the SEC pursuant to section 13(a) or (15)d of the Exchange Act. In 2017, the Company’s quarterly reports will be filed within 45 days of the end of each quarter, and the Company’s annual report will be filed within 90 days of the end of the year. Any person may access these reports and statements free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, by visiting our web site at www.cortlandbank.com or by writing to:

Deborah L. Eazor

Cortland Bancorp

194 West Main Street

Cortland, Ohio 44410

The SEC also maintains a website at www.sec.gov where our filings and other information may be obtained free of charge.

The Company’s common shares trade on the OTCQX under the symbol CLDB. The following brokerage firm is known to be relatively active in trading the Company’s common shares:

Boenning & Scattergood

9922 Brewster Lane

Powell, OH 43065

Telephone: 866-326-8113

The following table shows the dividends declared during the periods indicated and the prices at which the common shares of the Company have actually been purchased and sold in market transactions. The range of market prices is compiled from data available from the OTCQX, a financial marketplace for 10,000 U.S. and global securities that recently expanded to include financial institutions that meet the capital requirements and disclosure commitments as established by the OTC.  The data may not necessarily represent all transactions. As of March 15, 2017, the Company had approximately 1,299 shareholders of record.

	Price Per Share			Cash Dividends
	High	Low	Close	Declared Per Share
2016
Fourth Quarter	$17.70	$15.36	$17.50	$0.07
Third Quarter	16.00	14.76	15.61	0.07
Second Quarter	15.80	14.45	15.00	0.07
First Quarter	16.55	15.30	15.40	0.07
2015
Fourth Quarter	$15.90	$14.31	$15.90	$0.06
Third Quarter	15.00	13.00	14.31	0.06
Second Quarter	15.60	14.15	14.15	0.06
First Quarter	16.00	15.16	15.30	0.06
2014
Fourth Quarter	$15.95	$13.50	$15.75	$0.05
Third Quarter	13.85	11.80	13.50	0.05
Second Quarter	13.00	10.51	11.90	0.05
First Quarter	11.00	10.25	10.60	0.03

For current share prices, please access our website at www.cortlandbank.com.

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2017 is $5.0 million plus 2017 profits retained up to the date of the dividend declaration.

For the convenience of shareholders, the Company has established a plan whereby shareholders may have their dividends automatically reinvested in the common shares of the Company. Participation in the plan is completely voluntary and shareholders may withdraw at any time.

Shareholder and General Inquiries	Transfer Agent
Cortland Bancorp 194 West Main Street Cortland, Ohio 44410 (330) 637-8040 Attention: Deborah L. Eazor Vice President DEazor@cortlandbank.com	American Stock Transfer & Trust Company, LLC 6201 15th Avenue Brooklyn, NY 11219 (888) 509-4619

Please contact our transfer agent directly for assistance in changing your address, elimination of duplicate mailings, transferring shares or replacing lost, stolen or destroyed share certificates. Other questions regarding your status as a shareholder of the Company may be addressed to the Company as indicated above.

The Company did not repurchase any of its common shares during 2016 or sell any of its shares without registration during 2016, 2015 or 2014.

Item 6. Selected Financial Data

	(In thousands of dollars, except for ratios and per share amounts)
	Years Ended December 31,
SUMMARY OF OPERATIONS	2016	2015	2014	2013	2012
Total interest income	$22,555	$21,113	$20,665	$20,060	$21,015
Total interest expense	2,918	2,607	2,884	3,404	4,071
Net interest income (NII)	19,637	18,506	17,781	16,656	16,944
Provision for loan losses	50	455	1,638	650	3,020
NII after loss provision	19,587	18,051	16,143	16,006	13,924
Investment security gains (losses), including impairment losses	419	64	915	(1,234)	(157)
Mortgage banking gains	1,248	785	440	1,491	1,772
Other income	2,930	3,060	2,772	2,488	2,573
Total non-interest income	4,597	3,909	4,127	2,745	4,188
Total non-interest expenses	18,186	16,363	15,499	16,879	15,357
Income before tax expense (benefit)	5,998	5,597	4,771	1,872	2,755
Federal income tax expense (benefit)	1,127	1,219	902	88	(158)
Net income	$4,871	$4,378	$3,869	$1,784	$2,913
PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$1.11	$0.97	$0.85	$0.39	$0.64
Cash dividends declared per share	0.28	0.24	0.18	0.12	0.03
Book value	13.05	12.87	12.33	10.94	10.93
BALANCE SHEET DATA
Assets	$655,184	$612,443	$568,932	$556,918	$582,240
Investment securities	179,219	162,035	170,108	168,133	184,646
Loans held for sale	4,554	4,033	632	656	24,756
Loans	419,768	394,254	360,185	346,833	317,282
Allowance for loan losses	4,868	5,194	5,202	3,764	3,825
Deposits	539,850	496,404	456,761	448,669	476,901
Borrowings	43,202	44,499	44,759	46,404	46,051
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	57,670	56,684	55,852	49,535	49,452
AVERAGE BALANCES
Assets	$608,298	$568,897	$542,542	$540,510	$528,075
Investment securities	166,690	166,155	175,000	181,051	183,514
Loans	385,667	356,105	325,747	306,411	287,723
Loans held for sale	4,506	2,504	814	12,003	13,311
Deposits	496,917	454,920	428,468	435,550	424,337
Borrowings	36,292	43,761	46,886	44,127	44,054
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	58,923	56,625	53,648	49,449	48,598
ASSET QUALITY RATIOS
Loan charge-offs	$(614)	$(723)	$(594)	$(1,022)	$(2,415)
Recoveries on loans	238	260	394	311	162
Net charge-offs	$(376)	$(463)	$(200)	$(711)	$(2,253)
Net charge-offs as a percentage of average total loans	0.10%	0.13%	0.06%	0.23%	0.78%
Loans 30+ days delinquent as a percentage of total loans	1.04%	1.80%	2.22%	0.54%	0.94%
Nonperforming loans	$8,286	$11,542	$9,237	$6,120	$5,668
Nonperforming securities	825	778	779	1,203	674
Other real estate owned	—	61	40	33	145
Total nonperforming assets	$9,111	$12,381	$10,056	$7,356	$6,487
Allowance for loan losses as a percentage of non-performing loans	58.75%	45.00%	56.32%	61.50%	67.48%
Nonperforming assets as a percentage of:
Total assets	1.39%	2.02%	1.77%	1.32%	1.11%
Equity plus allowance for loan losses	14.57	20.01	16.47	13.80	12.16
Tier I capital	13.88	19.99	17.13	13.39	12.01
FINANCIAL RATIOS
Return on average equity	8.27%	7.73%	7.21%	3.61%	5.99%
Return on average assets	0.80	0.77	0.71	0.33	0.55
Effective tax rate	18.79	21.78	18.91	4.70	(5.74)
Average equity-to-average asset ratio	9.69	9.95	9.89	9.15	9.20
Tangible equity ratio	10.46	10.62	10.66	10.35	9.63
Cash dividend payout ratio	25.23	24.74	21.18	30.77	4.69
Net interest margin	3.63	3.65	3.67	3.41	3.58

(1)

Basic earnings per common share are based on weighted average shares outstanding. Diluted earnings per share is after consideration of common stock equivalent. Cash dividends per common share are based on actual cash dividends declared. Book value per common share is based on shares outstanding at each period end.

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

	(Fully taxable equivalent basis in thousands of dollars)
	2016			2015			2014
	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate
Interest-earning assets:
Interest-earning deposits and other earning assets	$8,233	$44	0.54%	$5,930	$19	0.32%	$6,686	$21	0.31%
Available-for-sale securities (Note 1, 2, 3):
U.S. Treasury and other U.S. Government agencies and corporations	3,703	98	2.63%	11,356	301	2.65%	9,004	210	2.33%
States of the U.S. and political subdivisions - taxable	1,757	65	3.69%	4,665	162	3.47%	4,779	165	3.45%
States of the U.S. and political subdivisions - nontaxable	58,387	2,647	4.53%	45,169	2,211	4.90%	44,157	2,182	4.94%
U.S. Government mortgage-backed pass through certificates	85,448	1,647	1.93%	91,017	1,836	2.02%	103,228	2,230	2.16%
U.S. Government-guaranteed small business administration pools	9,040	166	1.84%	1,248	18	1.44%	—	—	—
Other securities	4,326	145	3.35%	4,702	153	3.25%	6,200	197	3.18%
Total available-for-sale securities	162,661	4,768	2.93%	158,157	4,681	2.96%	167,368	4,984	2.98%
Trading securities (Note 1, 2, 3)	4,029	94	2.33%	7,998	362	4.53%	7,632	397	5.20%
Loans (Note 1, 2, 3, 4)	390,173	18,570	4.76%	358,609	16,933	4.72%	326,561	16,154	4.95%
Total interest-earning assets	565,096	$23,476	4.15%	530,694	$21,995	4.14%	508,247	$21,556	4.24%
Noninterest-earning assets:
Cash and due from banks	7,844			7,399			7,229
Premises and equipment	9,038			7,165			6,553
Other assets	26,320			23,639			20,513
Total assets	$608,298			$568,897			$542,542
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$137,505	$435	0.32%	$110,130	$269	0.24%	$92,338	$178	0.19%
Savings	113,125	78	0.07%	113,272	66	0.06%	114,408	66	0.06%
Time	134,523	1,580	1.17%	133,490	1,333	1.00%	130,792	1,450	1.11%
Total interest-bearing deposits	385,153	2,093	0.54%	356,892	1,668	0.47%	337,538	1,694	0.50%
Borrowings:
Securities sold under agreement to repurchase	2,249	7	0.31%	4,082	4	0.10%	4,141	3	0.07%
Subordinated debt	5,155	112	2.13%	5,155	91	1.75%	5,155	88	1.70%
Federal Home Loan Bank advances - short term	13,550	73	0.54%	14,674	40	0.27%	17,541	156	0.89%
Federal Home Loan Bank advances - long term	20,493	633	3.09%	25,005	804	3.22%	25,204	943	3.74%
Total borrowings	41,447	825	1.99%	48,916	939	1.92%	52,041	1,190	2.29%
Total interest-bearing liabilities	426,600	$2,918	0.68%	405,808	$2,607	0.64%	389,579	$2,884	0.74%
Noninterest-bearing liabilities:
Demand deposits	111,764			98,028			90,930
Other liabilities	11,011			8,436			8,385
Shareholders' equity	58,923			56,625			53,648
Total liabilities and shareholders' equity	$608,298			$568,897			$542,542
Net interest income		$20,558			$19,388			$18,672
Net interest rate spread (Note 5)			3.47%			3.50%			3.50%
Net interest margin (Note 6)			3.63%			3.65%			3.67%

Note 1 –	Includes both taxable and tax exempt securities and loans.
Note 2 –

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $16,000 and $905,000, respectively, for December 31, 2016; $24,000 and $858,000, respectively, for December 31, 2015; and $34,000 and $857,000, respectively, for December 31, 2014.

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

Note 4 –	Interest earned on loans includes net loan fees of $684,000 in 2016, $486,000 in 2015 and $487,000 in 2014.
Note 5 –	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
Note 6 –	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

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

CORPORATE PROFILE

The Company, with total assets of approximately $655.2 million at December 31, 2016, is a bank holding company headquartered in Cortland, Ohio whose principle activity is to manage, supervise and otherwise serve as a source of strength to the Bank.

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

2016 OVERVIEW

In 2016, the Company’s net income was $4.9 million compared to $4.4 million in 2015. Amid more rigorous regulatory standards and an uncertain economy, the Company continues to follow its core strategic direction. Operating results reflect its commitment to growing loans and deposits in the markets in which it operates and in producing consistent positive earnings.

The Company’s financial results for 2016 were affected by these notable specific factors:

•	Diluted earnings per share (EPS) grew 14.4% to $1.11 for the full year 2016, compared to $0.97 per diluted share for 2015.

•	For 2016, net interest income grew 6.1% to $19.6 million compared to $18.5 million for 2015.

•	For 2016, non-interest income, excluding investment gains, grew 8.6% to $4.2 million from $3.8 million for 2015.

•	Net interest margin (“NIM”) was 3.63% for 2016 compared to 3.65% for 2015.

•	In 2016, total deposits grew 8.8% to $539.9 million from $496.4 million at December 31, 2015.

•	Total loans increased 6.5%, to $419.8 million, compared to $394.3 million at December 31, 2015.

•	Mortgage banking revenue grew 59.0% to $1.2 million in 2016, compared to $785,000 in 2015.

•	Nonperforming assets decreased to $9.1 million, or 1.39% of total assets, at December 31, 2016, compared to $12.4 million, or 2.02% of total assets a year earlier.

•	Allowance for loan losses as a percentage of total loans was 1.16% at December 31, 2016, compared to 1.32% at December 31, 2015.

•	The Company remained well capitalized with total risk-based capital to risk-weighted assets of 15.10% and tangible equity to tangible assets of 8.80%.

In the midst of earnings pressures brought on by economic instability, interest rate compression and increased competition, the Company devoted substantial attention in 2016 and 2015 to profit improvement measures and balance sheet positioning. The Company’s management team continues to focus on measures designed to maintain capital and to provide for adequate liquidity for lending and business development purposes. New strategies are being pursued to improve market penetration and product expansion, with the objective of increasing both the interest income and non-interest income revenue base.

Total shareholders’ equity at December 31, 2016 was $57.7 million, representing a ratio of equity capital to total assets of 8.8%. In comparison, total shareholders’ equity was $56.7 million at December 31, 2015, representing a ratio of equity capital to total assets of 9.3%. A component of shareholders’ equity is accumulated other comprehensive income (loss), which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale. Net unrealized losses on available-for-sale investment securities, net of tax, were $2.9 million at December 31, 2016, compared with net unrealized losses, net of tax, of $147,000 at December 31, 2015. Such unrealized gains or losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The post-election rise in interest rates significantly affected securities valuations in the fourth quarter.

Return on average equity was 8.27% in 2016, compared to 7.73% in 2015, while return on average assets measured 0.80% in 2016 and 0.77% in 2015. Book value per share increased by $0.18 to $13.05 at December 31, 2016 from $12.87 at December 31, 2015. The price of the Company’s common shares traded in a range between a low of $14.45 and a high of $17.70, closing the year at $17.50 per share.

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

Core earnings, which exclude non-recurring items, were $4.7 million in 2016 compared to $4.4 million in 2015 and $3.7 million in 2014. Core earnings per share were $1.07 in 2016, $0.97 in 2015 and $0.83 in 2014.

The following is a reconciliation between core earnings and earnings under GAAP:

	(Amounts in thousands, except per share data)
	Years Ended December 31,
	2016	2015	2014
GAAP earnings	$4,871	$4,378	$3,869
Investment gains not in the ordinary course of business (net of tax) *	(191)	—	(127)
Net losses from the extinguishment of debt (net of tax) **	160	—	—
Reversal of deferred tax valuation allowance	(93)	—	—
Core earnings	$4,747	$4,378	$3,742
Core earnings per share	$1.07	$0.97	$0.83

*	The gains in 2016 were harvested to offset the early payoff penalties on FHLB long-term notes. The gains in 2014 are from the sale of securities due to the Volcker Rule.
**	Loss on the early payoff of FHLB long term debt.

Although the provision for loan losses is considered core earnings, it is worthy of note that $1.3 million of the $1.6 million provision in 2014 relates to a specific provision on loans to one related group of entities.

BALANCE SHEET COMPOSITION

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets at December 31 for the periods indicated. Average assets totaled $608.3 million in 2016 compared to $568.9 million in 2015 and $542.5 million in 2014.

	December 31,
	2016	2015	2014
Sources of Funds:
Deposits:
Non-interest bearing	18.4%	17.2%	16.8%
Interest bearing	63.3	62.7	62.2
Long-term debt and other borrowings	6.0	7.7	8.6
Subordinated debt	0.8	0.9	1.0
Other non-interest bearing liabilities	1.8	1.5	1.5
Shareholders' equity	9.7	10.0	9.9
Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans, including loans held for sale	64.1%	63.0%	60.2%
Investment securities	27.4	29.2	32.3
Interest-earning deposits and other earning assets	1.4	1.0	1.2
Bank-owned life insurance	2.8	3.0	3.0
Partnerships and other investments	1.0	1.0	0.3
Other non-interest earning assets	3.3	2.8	3.0
Total	100.0%	100.0%	100.0%

Deposits continue to be the Company’s primary source of funding. During 2016, the relative mix of deposits has remained steady with interest-bearing being the main source. Average non-interest bearing deposits totaled 22.5% of total average deposits in 2016, compared to 21.6% in 2015 and 21.2% in 2014. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The Company primarily invests funds in loans and securities. Loans continue to be the focus of the Company’s asset allocation. Average securities increased $535,000, or 0.3%, to $166.7 million during 2016 from $166.2 million in 2015, while average loans increased by $31.6 million, or 8.8%, to $390.2 million during 2016 from $358.6 million in 2015.

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

Gross income that would have been recorded in 2016 on these nonperforming loans, had they been in compliance with their original terms, was $555,000. Interest income that actually was included in income on these loans amounted to $436,000. In addition to nonperforming loans, nonperforming assets include nonperforming investment securities. Gross income that would have been recorded in 2016 on nonperforming investments, had they been in compliance with their original terms, was $42,000. Interest income that actually was included in income on these investments amounted to $28,000. There are no accruing loans which are contractually past due 90 days or more as to principal or interest payments.

The following table depicts the trend in these potentially problematic asset categories:

	(Amounts in thousands)
	December 31,
	2016	2015	2014	2013	2012
Non-accrual loans:
Commercial	$—	$1,196	$1,824	$98	$49
Commercial real estate	1,458	2,176	2,247	1,279	2,336
Residential real estate	1,265	1,252	1,331	481	489
Consumer - home equity	55	262	149	72	72
Consumer - other	—	—	6	16	27
Total non-accrual loans	2,778	4,886	5,557	1,946	2,973
Investment securities	825	778	779	1,203	674
Other real estate owned	—	61	40	33	145
Troubled debt restructured loans	5,508	6,656	3,680	4,174	2,695
Nonperforming assets	$9,111	$12,381	$10,056	$7,356	$6,487
Loans past due greater than 30 days or on nonaccrual	$4,533	$7,242	$8,201	$2,176	$3,248

	December 31,
	2016	2015	2014	2013	2012
Non-accrual loans as a percentage of total loans	0.66%	1.24%	1.54%	0.56%	0.94%
Nonperforming assets as a percentage of total assets	1.39%	2.02%	1.77%	1.32%	1.11%
Nonperforming assets as a percentage of equity capital plus allowance for loan losses	14.57%	20.01%	16.47%	13.80%	12.16%

As of December 31, 2016, there were $3.7 million in loans not included in this table where known information about borrowers’ possible credit problems caused management to have some doubts as to the ability of these borrowers to comply with present loan payment terms and which may result in disclosure of such loans in this table.

Loans accounted for on a non-accrual basis ranged from a high of $5.6 million in 2014 to a low of $1.9 million in 2013. Non-accrual loans in 2016 of $2.8 million is lower than the average of the past five years, which is $3.6 million. The increase in non-accrual loans from 2013 to 2015 was mainly due to loans to one related group in both the commercial and commercial real estate categories which were resolved favorably in 2016. The increase in residential real estate is one loan for $1.0 million. The total of all loans past due more than 30 days or on non-accrual ranged from a low of $2.2 million in 2013 to a high of $8.2 million in 2014. Loans charged-off, net of recoveries, was $376,000 for 2016, compared to $463,000 for 2015, $200,000 for 2014, $711,000 for 2013 and $2.3 million for 2012. The resulting ratios do not indicate any trends of concern from management’s perspective.

Troubled-debt restructured loans are loans that have been modified when economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. In 2015, $3.2 million in new troubled debt restructurings were added. There were none added in 2016 or 2014 and $2.8 million in 2013.

In 2016, the provision for loan losses was $50,000, as general economic conditions improved and the Company’s credit quality remained strong, along with a favorable settlement of a creditor in bankruptcy. In 2015, the provision for loan losses was $455,000.  In 2014, the provision for loan losses was $1.6 million with $1.3 million of the reserve in the commercial loan category relating to one affiliated group. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

At December 31, 2016, there was $825,000 of the Company’s holdings in trust preferred securities considered to be in non-accrual status. The quarterly interest payments for both of its investments in trust preferred securities had been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years. In February of 2014, the Company completed the sale of 9 of the remaining 11 trust preferred securities in response to the Volcker Rule.

RESULTS OF OPERATIONS

Analysis of Net Interest Income - Years Ended December 31, 2016 and 2015

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $20.6 million for 2016 and $19.4 million for 2015. The resulting net interest margin was 3.63% for 2016 and 3.65% for 2015.

The increase in interest income, on a fully taxable equivalent basis, of $1.5 million is the product of a 6.5% year-over-year increase in average earning assets along with a 1 basis point increase in yield. The increase in interest expense of $311,000 was a product of a 4 basis point increase in rates paid and a 5.1% increase in average interest-bearing liabilities. The net result was a 6.0% increase in net interest income on a fully taxable equivalent basis, and a 2 basis point decrease in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $181,000, or 3.6%. The average invested balances in these securities increased by $535,000, or 0.3%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by an 11 basis point decrease in the tax equivalent yield of the portfolio. As the reservoir for excess liquidity, the increase in investment securities year-over-year reflects the robust deposit growth generated during the year. The trading account was liquidated at the end of the second quarter of 2016. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities. Any reinvestment into the securities portfolio may serve to decrease the yield due to the current low rate environment although many economists project a rising rate environment on the horizon. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans increased by $1.6 million, or 9.7%, for 2016 compared to the same period in 2015. Supplementing this increase was the collection of $296,000 of interest and fees on a nonperforming loan settled favorably in bankruptcy. A $31.6 million increase in the average balance of the loan portfolio, or 8.8%, was accompanied by a 4 basis point increase in the portfolio’s tax equivalent yield. Without the collection of the past due interest, the portfolio yield would have declined 8 basis points. New loan volume is still near historic low interest rates, while strong competition for good credits also drives rates downward. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income increased by $25,000, or 131.6%, from the same period a year ago. The average balance of interest-earning deposits increased by $2.3 million, or 38.8%. The yield increased by 22 basis points from 2015 to 2016, reflecting the December 2015 rise in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $27.4 million, or 24.9%, while average savings balances decreased by $147,000, or 0.1%. Total interest paid on interest-bearing demand deposits and money market accounts was $435,000, a $166,000 increase from last year. The yield increased 8 basis points from 2015 to 2016. Total interest paid on savings accounts was $78,000, an $11,000 increase from last year. The average rate paid on savings accounts increased 1 basis point from 2015 to 2016. The average balance of time deposit products increased by $1.0 million, or 0.8%, as the average rate paid increased by 17 basis points, from 1.00% to 1.17%. Interest expense increased on time deposits by $247,000 from the prior year. The current low-rate environment offers little opportunity for deposit customers, except for periodic special rates offered on a limited basis. The Company’s offering of the Kasasa suite of accounts was a major factor in the growth of interest-bearing demand accounts. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt decreased by $7.5 million while the average rate paid on borrowings decreased by 6 basis points. The Company elected to pay off two of its longest maturity FHLB notes in January 2016, $4.5 million at an average rate of 4%. Of the $419,000 in securities gains, $289,000 was generated to offset the $242,000 prepayment penalty on this early payoff. Alternative funding of $3.5 million at 1.44% was used to replace the borrowings. Annualized interest expense savings of $130,000 is expected from the transaction. After a December 2016 maturity of $2 million at 4.07%, three long-term FHLB notes remain at an average rate of 4.16%, all maturing by September of 2017 which is expected to reduce 2017 funding costs by $275,000. Management continues to utilize short-term borrowings to bridge liquidity gaps. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading decreased by $338,000, or 6.3%. The average invested balances in these securities decreased by $8.8 million, or 5.1%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 3 basis point decrease in the tax equivalent yield of the portfolio. The Company continued attempting to redeploy liquidity into loans which generate greater yields than securities. Any reinvestment into the securities portfolio may serve to decrease the yield due to the current low rate environment. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans increased by $779,000, or 4.8%, for 2015 compared to the same period in 2014. A $32.0 million increase in the average balance of the loan portfolio, or 9.8%, was accompanied by a 23 basis point decrease in the portfolio’s tax equivalent yield. Likewise, new loan volume was at historic low interest rates and strong competition for good credits also drove rates downward. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income decreased by $2,000, or 9.5%, from the same period a year ago. The average balance of interest-earning deposits decreased by $756,000, or 11.3%. The yield increased by 1 basis point from 2014 to 2015. Management intended to remain fully invested, minimizing on-balance sheet liquidity.

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

Average borrowings and subordinated debt decreased by $3.1 million while the average rate paid on borrowings decreased by 37 basis points. Management refinanced $4.0 million of long-term borrowings at their respective 2015 maturity dates at substantially lower rates and continued to utilize short-term borrowings to bridge liquidity gaps. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

	(Amounts in thousands)
	2016 Compared to 2015			2015 Compared to 2014
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-earning deposits and other money markets	$9	$16	$25	$(2)	$—	$(2)
Investment securities available-for-sale:
U.S. Government agencies and corporations	(203)	—	(203)	60	31	91
Obligations of states and political subdivisions	470	(131)	339	43	(17)	26
Mortgage-backed and related securities	(109)	(80)	(189)	(253)	(141)	(394)
U.S. Government-guaranteed small business administration pools	142	6	148	18	—	18
Other securities	(12)	4	(8)	(49)	5	(44)
Trading securities	(136)	(132)	(268)	18	(53)	(35)
Loans	1,501	136	1,637	1,536	(757)	779
Total interest income change	1,662	(181)	1,481	1,371	(932)	439
Increase (decrease) in interest expense:
Interest-bearing demand deposits	76	90	166	38	53	91
Savings deposits	—	12	12	(1)	1	0
Time deposits	17	230	247	29	(146)	(117)
Securities sold under agreements to repurchase	(2)	5	3	—	1	1
FHLB advances - short term	(3)	36	33	(22)	(94)	(116)
FHLB advances - long term	(140)	(31)	(171)	(7)	(132)	(139)
Subordinated debt	—	21	21	—	3	3
Total interest expense change	(52)	363	311	37	(314)	(277)
Increase (decrease) in net interest income on a taxable equivalent basis	$1,714	$(544)	$1,170	$1,334	$(618)	$716

PROVISION FOR LOAN LOSSES, NON-INTEREST INCOME, NON-INTEREST EXPENSE & FEDERAL INCOME TAX

During 2016, 2015 and 2014, the amount charged to operations as a provision for loan loss was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance to a number of specific problem loans through 2016, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial real estate loan portfolio, and accordingly has not added any special provision for these loan types. For the year ended December 31, 2016, the provision for loan losses was $50,000, with net charge-offs of $376,000. The lower provision in 2016 was because of a favorable outcome of a credit relationship that had a specific reserve in place that was removed.  There was a favorable ruling in a bankruptcy court surrounding the eventual sale of a business to which the Company lent funds, $2.1 million of which was included in nonaccrual loans.  The company resolved a substantial portion of the delinquent loan, allowing the portion of the allowance for loan losses allocated to this credit to be used for other problem loans. For the year ended December 31, 2015, the provision for loan losses was $455,000, which was fairly close to net charge-offs of $463,000. For the year ended December 31, 2014, the provision for loan losses was $1.6 million, with net charge-offs of $200,000. Added to the nonperforming commercial loan portfolio in 2014 was $1.3 million relating to the previously mentioned affiliated group. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company takes aim at managing its balance sheet with a commercially-oriented focus.

The following table provides a detailed analysis of non-interest income:

	(Amounts in thousands)
	December 31,
	2016	2015	2014
Fees for customer services	$2,103	$2,019	$2,007
Mortgage banking gains, net	1,248	785	440
Earnings on bank-owned life insurance	328	338	336
Wealth management income	95	435	313
Other non-interest income	404	268	116
Non-interest income, excluding investment gains	4,178	3,845	3,212
Investment securities available-for-sale gains, net	466	75	588
Trading securities (losses) gains, net	(47)	(11)	327
Total non-interest income	$4,597	$3,909	$4,127

Total non-interest income, excluding investment gains, increased by $333,000, or 8.7%, for 2016 compared to an increase of $633,000, or 19.7%, for 2015. After gains on investment securities and impairment losses, non-interest income increased by $688,000, or 17.6%, in 2016 compared to a decrease of $218,000, or 5.3%, in 2015.

Fees for customer services increased by $84,000, or 4.2% in 2016, compared to an increase of $12,000, or 0.6%, in the prior year driven by customer transactions on deposit accounts.

Mortgage banking gains totaled $440,000 in 2014, $785,000 in 2015 and $1.2 million in 2016 reflecting the increase in mortgage loan originations spurred by the improving housing market, low interest rates, and the Company’s geographic expansion.

Wealth management income of $95,000 was recorded in 2016, compared to $435,000 in 2015 and $313,000 in 2014. The Bank, which had operated a non-deposit investment services program, launched its new Cortland Private Wealth Management program, which offers a full suite of program options, including private asset management, financial and estate planning, retirement plans, insurance and advisory services. The new program, which was introduced in late January 2016, under a new platform, will ramp up in 2017, adding contributions from both investment and advisory services.

Net gains on the sale of available-for-sale investment securities increased by $391,000 in 2016 from year ago levels. Included in the total is $289,000 of gains generated to offset losses from the extinguishment of debt. Consistent with the balance sheet strategy, the Company reviewed its investment portfolio in 2014 to clean up odd-lot securities and to reduce interest rate risk.  Recent government programs, such as the Home Affordable Refinance Program (HARP), promote prepayment activities in mortgage backed securities, thus cutting short the intended investment performance.  Proactively removing the securities with higher prepayment risk allowed the Company to reinvest into securities that produce consistent cash flows. Trust preferred securities held at the beginning of 2014 were among those considered disallowed under the revised final Volcker Rule, which originated from the Dodd-Frank Act. In February 2014, the Company completed the sale of all nine of the disallowed investments along with one other permissible holding. This resulted in a gain of approximately $200,000. In 2016, trading securities losses increased by $36,000, reflective of the decline in the secondary market activity for municipal securities in which the trading account operated. At the end of June the trading account was liquidated. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The following table provides a summary of non-interest expenses:

	(Amounts in thousands)
	December 31,
	2016	2015	2014
Salaries and employee benefits	$10,169	$9,311	$9,147
Net occupancy and equipment expense	2,151	2,019	1,912
State and local taxes	455	389	341
FDIC insurance expense	251	304	309
Professional fees	882	830	815
Advertising and marketing expenses	527	454	277
Net losses from the extinguishment of debt	242	—	—
Other non-interest expense	3,509	3,056	2,698
Total non-interest expenses	$18,186	$16,363	$15,499

Total non-interest expenses increased by $1.8 million, or 11.1%, in 2016. This compares to an increase of $864,000, or 5.6%, in 2015.

During 2016, expenditures for salaries and employee benefits increased by $858,000, or 9.2%, and in 2015 increased by $164,000, or 1.8%. The personnel increase was primarily due to the new branch opened in September 2015 and initiatives to geographically expand mortgage origination, commercial lending and private banking. The increase was partially offset by compensation relative to wealth management decreasing commensurate to the decreased revenues. Full-time equivalent employment averaged 163 in 2016 compared to 152 in 2015 and 153 in 2014.

Salaries and employee benefits represent 55.9% of all non-interest expenses in 2016, 56.9% in 2015 and 59.0% in 2014. The following table details components of these increases and decreases.

	Amounts (in thousands)			Percentages
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Salaries	$813	$176	$(550)	11.2%	2.5%	(7.2)%
Employee benefits	115	132	(164)	4.7	5.7	(6.7)
	928	308	(714)	9.6	3.3	(7.1)
Deferred loan origination costs	(70)	(144)	17	19.6	67.3	(7.4)
Total	$858	$164	$(697)	9.2%	1.8%	(7.1)%

Salary expense per employee averaged $49,000 in 2016 and $48,000 in 2015 and $46,000 in 2014. Average earning assets per employee measured approximately $3.8 million in 2016 and $3.5 million in 2015 and $3.3 million in 2014.

Charges for insurance premiums paid to the FDIC decreased from 2015 and 2014 balances because of a reduction in assessment rates effective September 30, 2016.  Deposits are insured by the FDIC up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The Company anticipates its FDIC insurance expense will decrease in 2017 with the rate decrease effective a full year. State and local taxes increased by $66,000, or 17.0%, in 2016, compared to an increase of $48,000, or 14.1%, in 2015, reflecting the growing shareholders’ equity on which the state tax is based. Advertising and marketing expenses increased by $73,000, or 16.1%, from 2015 to 2016 compared to an increase of $177,000, or 63.9%, from 2014 to 2015. The increase in 2016 is due to the initiative to rebrand the Bank, increased community support and advertising and promoting the new Kasasa suite of products. The increase in 2015 was also due to the initiative to rebrand the Bank, advertising and promoting the new Kasasa product and also promoting the opening of the full service branch. In 2016, there was a one-time loss from the extinguishment of debt of $242,000. This loss is related to the early payoff of long term advances with the Federal Home Loan Bank and was offset by securities gains.  Additionally, payoff of this debt will result in annual savings in interest expense of $130,000. All other categories of non-interest expenses increased $637,000, or 10.8%, in 2016 compared to an increase of $480,000, or 8.8%, in 2015. These expense categories are subject to fluctuation due to non-recurring items. Contributing to increased expenses in 2015 were the opening of two financial service centers and a new full-service branch in Mahoning County. Contributing to increased expenses in 2016 are ongoing expenses relating to the new full service branch which opened in September of 2015, and two financial service centers which opened in 2015, expenses relating to rebranding other than marketing expense, expenses relating to the preparations of opening of a new full service branch in early January 2017, and continued investment into information technology relative to improved security monitoring, improved operational performance and enhanced customer account analysis.

Income before federal income tax expense amounted to $6.0 million for 2016, compared to $5.6 million and $4.8 million for 2015 and 2014, respectively. The effective tax rate was 18.8% in 2016, 21.8% in 2015 and 18.9% in 2014, resulting in income tax expense of $1.1 million in 2016, $1.2 million in 2015 and $902,000 in 2014. The 2015 effective rate is normalized based on the current rate of profitability and tax free components of the revenue stream. A $93,000 reversal of a deferred tax valuation reserve, recognized in 2016, contributed to the lower effective tax rate in 2016.

The effective federal income tax rate varies from the applicable U.S. statutory federal income tax rate of 34% due to the following differences:

	December 31,
	2016	2015	2014
Provision at statutory rate	34.00%	34.00%	34.00%
(Deduct) add tax effects of:
Earnings on bank-owned life insurance-net	(1.86)	(2.05)	(2.39)
Non-taxable interest income	(10.47)	(10.72)	(12.75)
Low income housing tax credits	(2.37)	(0.97)	(1.09)
Deferred tax valuation reversal	(1.55)	—	—
Non-deductible expenses	1.04	1.52	1.14
Federal income tax effective rate	18.79%	21.78%	18.91%

Net income registered $4.9 million in 2016, $4.4 million in 2015 and $3.9 million in 2014, representing per share amounts of $1.11 in 2016, $0.97 in 2015 and $0.85 in 2014. Cash dividends of $0.28, $0.24 and $0.18 per share were paid to shareholders of record in 2016, 2015 and 2014, respectively.

The following table shows unaudited financial results by quarter:

	(Amounts in thousands)
	For the 2016 quarter ended:				For the 2015 quarter ended:
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$5,762	$5,660	$5,740	$5,393	$5,395	$5,295	$5,206	$5,217
Interest expense	764	743	719	692	679	649	631	648
Net interest income	4,998	4,917	5,021	4,701	4,716	4,646	4,575	4,569
Loan loss provision	—	50	—	—	65	100	130	160
Security gains (losses), net	8	83	4	324	47	47	(38)	8
Mortgage banking gains, net	93	341	465	349	149	291	160	185
Other income	804	696	696	734	754	708	736	862
Other expenses	4,489	4,479	4,734	4,484	4,192	3,990	4,187	3,994
Income before tax	1,414	1,508	1,452	1,624	1,409	1,602	1,116	1,470
Federal income tax expense	273	313	279	262	323	375	200	321
Net income	$1,141	$1,195	$1,173	$1,362	$1,086	$1,227	$916	$1,149
Net income per share	$0.26	$0.27	$0.27	$0.31	$0.24	$0.27	$0.21	$0.25
Net interest income (fully tax-equivalent basis)	$5,230	$5,147	$5,262	$4,919	$4,927	$4,868	$4,799	$4,794
Net interest rate spread	3.41%	3.45%	3.60%	3.42%	3.48%	3.51%	3.51%	3.51%
Net interest margin	3.58%	3.63%	3.77%	3.58%	3.63%	3.67%	3.66%	3.66%

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

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheets within other liabilities, while the corresponding provision for these losses is recorded as a component of other non-interest expenses. At both December 31, 2016 and 2015, this allowance was $84,000.

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

The following is an analysis of changes in the allowance for loan losses for the period ended:

	(Amounts in thousands)
	December 31,
	2016	2015	2014	2013	2012
Balance at beginning of year	$5,194	$5,202	$3,764	$3,825	$3,058
Loan losses:
Commercial	—	(470)	(123)	(1)	(1,937)
Commercial real estate	(287)	(84)	(186)	(782)	(36)
Residential real estate	(35)	(45)	(93)	(81)	(231)
Consumer - home equity	(144)	—	(48)	(12)	(59)
Consumer - other	(148)	(124)	(144)	(146)	(152)
Total	(614)	(723)	(594)	(1,022)	(2,415)
Recoveries on previous loan losses:
Commercial	117	134	274	167	9
Commercial real estate	35	10	3	11	37
Residential real estate	2	37	16	26	46
Consumer - home equity	23	17	24	18	13
Consumer - other	61	62	77	89	57
Total	238	260	394	311	162
Net loan losses	(376)	(463)	(200)	(711)	(2,253)
Provision charged to operations	50	455	1,638	650	3,020
Balance at end of year	$4,868	$5,194	$5,202	$3,764	$3,825
Ratio of net loan losses to average total loans outstanding	0.10%	0.13%	0.06%	0.23%	0.78%
Ratio of loan loss allowance to total loans	1.16%	1.32%	1.44%	1.09%	1.21%

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

The following is an allocation of the year end allowance for loan losses and the percentage to total loans. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of:

	(Amounts in thousands)
	December 31,
	2016		2015		2014		2013		2012
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$1,394	0.3	$1,977	0.5	$2,064	0.6	$593	0.2	$639	0.2
Commercial real estate	3,072	0.7	2,926	0.7	2,754	0.8	2,638	0.8	2,616	0.8
Residential real estate	163	—	153	—	229	0.1	356	0.1	343	0.1
Consumer - home equity	150	—	52	—	60	—	88	—	123	—
Consumer - other	89	—	86	—	95	—	89	—	104	—
Total	$4,868		$5,194		$5,202		$3,764		$3,825

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

LOAN PORTFOLIO

The following table represents the composition of the loan portfolio as of:

	(Amounts in thousands)
	December 31,
	2016		2015		2014		2013		2012
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$96,281	22.9	$84,613	21.5	$72,330	20.1	$73,643	21.2	$62,312	19.6
Commercial real estate	238,692	56.9	237,137	60.1	223,536	62.1	206,744	59.6	193,417	61.1
Residential real estate	57,008	13.6	45,414	11.5	38,875	10.8	42,288	12.2	39,091	12.3
Consumer - home equity	25,061	6.0	23,334	5.9	21,328	5.9	19,510	5.6	17,910	5.6
Consumer - other	2,726	0.6	3,756	1.0	4,116	1.1	4,648	1.4	4,552	1.4
Total loans	$419,768		$394,254		$360,185		$346,833		$317,282

The following schedule sets forth maturities based on remaining scheduled repayments of principal or next re-pricing opportunity for loans (excluding residential real estate, consumer- home equity and consumer-other).

	(Amounts in thousands)
	December 31, 2016
	1 Year or Less	Over 1 Year to 5 Years	Over 5 Years	Total
Commercial	$67,334	$15,499	$13,448	$96,281
Commercial real estate	83,107	93,810	61,775	238,692
Total loans	$150,441	$109,309	$75,223	$334,973

The following schedule sets forth loans based on next re-pricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Residential real estate, consumer - home equity and consumer – other loans have again been excluded.

	(Amounts in thousands)
	December 31, 2016
	1 Year or Less	Over 1 Year	Total
Floating or adjustable rates of interest	$145,782	$108,156	$253,938
Fixed rates of interest	4,659	76,376	81,035
Total loans	$150,441	$184,532	$334,973

The Company recorded an increase of $25.5 million in the loan portfolio in 2016 from the level of $394.3 million recorded at December 31, 2015. Gross loans as a percentage of earning assets stood at 68.6% as of December 31, 2016 and 69.1% at December 31, 2015. The loan-to-deposit ratio at December 31, 2016 was 77.8% as compared to 79.4% at December 31, 2015. Despite the slow economic recovery in the region, the Bank posted year-over-year growth in total loans of 6.5%. As the balance sheet is adequately structured to accommodate additional loan growth, management remains committed to fulfilling the credit needs of creditworthy customers. Included in year-end total loans are 60-day or less loans closed in December 2016 for $29.7 million, compared to $24.2 million in 2015. At December 31, 2016 the loan loss allowance of $4.9 million represented approximately 1.2% of outstanding loans, and at December 31, 2015, the loan loss allowance of $5.2 million represented approximately 1.3% of outstanding loans.

The portion of the loan portfolio represented by commercial loans (including commercial real estate) remained about the same from 81.6% in 2015 to 79.8% in 2016. Consumer loans (including home equity loans) were approximately 6.6% of the loan portfolio in 2016 and 6.9% in 2015 as the Bank remains challenged in growing these portfolios with consumers deleveraging their household since the economic downturn of 2008-2009. Between 2015 and 2016, the balance of residential real estate loans increased slightly from 11.5% to 13.6% of the loan portfolio as the bank placed quality, non-secondary market qualified and construction loans in the portfolio. The Bank’s majority of mortgage originations are sold to the secondary market in order to take advantage of historically low interest rates as management does not intend to take on material long term interest rate risk within the portfolio yields.

Commercial, commercial real estate and residential real estate loans continue to comprise the largest share of the Company’s loan portfolio. At the end of 2016, commercial, commercial real estate and residential real estate loans comprised a combined 93.4% of the portfolio compared to 93.0% at December 31, 2012, reflecting a consistent strategy over the five-year period. The loan portfolio at

December 31, 2016 also included home equity loans at 6.0% and consumer installment loans at 0.6%. These percentages compare to home equity loans at 5.6% and consumer installment loans at 1.4% on December 31, 2012.

The commercial loan portfolio, which includes both commercial and commercial real estate (CRE) loans, is $335.0 million at December 31, 2016, an increase of $13.2 million from the balance of $321.8 million recorded at December 31, 2015, and represents a 4.1% growth. Short-term, asset-based commercial loans, including lines of credit, increased by $11.7 million, or 13.8%, during the year and represented 22.9% of the portfolio, or a 1.4% composition increase over the prior period. CRE loans increased $1.6 million, or 0.7%, which substantially represents investment real estate supported by third-party rents and leases along with other known Bank concentrations such as Skilled Nursing, Assisted Living, Residential Lessors (including Multi-family) and Hotels that are classified as non-owner occupied CRE. At December 31, 2016, the total CRE portfolio consisted of 28.5% in owner-occupied real estate and 71.5% in non-owner occupied real estate. The increase in CRE loans was a direct result of management taking strategic advantage of competitive market conditions and the Bank’s considerable liquidity position since 2010. The CRE portfolio was also enhanced by lending into the Skilled Nursing, Personal Health Care industries and Multi-family. In 2006, the federal banking regulatory agencies published interagency guidance on CRE Concentration Risk Management stating that if total commercial real estate concentration exceeded 300% of a bank’s total capital (or if the CRE portfolio increased by over 50% in the preceding 3 years), the portfolio may represent significant concentration risk and additional monitoring may be required. The Bank’s CRE concentration, excluding owner-occupied real estate, as of December 31, 2016 was $170.6 million, which is 252.2% of total unimpaired or risk-based capital, compared to 264.0% for 2015 which, along with the nominal 0.7% CRE balance growth is reflecting moderate growth and less concentration risk relative to capital. CRE reflected 15.5% growth over the past three years. Management also believes that its current level of credit review, portfolio monitoring and stress testing adequately assures that the Bank is mitigating CRE concentration levels. In a strategic effort to diversify, the Bank continues to develop its commercial loans and, as such, the December 31, 2016 balance of $96.3 million represents 28.7% of the total commercial loan portfolio, which reflected a 2.4% increase from the period December 31, 2015 to December 31, 2016. However, excluding the year-end, 60-day or less, cash-secured loans that were increased by $5.5 million from 2015 to 2016, commercial loans grew by $6.2 million, or 10.3%, from 2015 to 2016. In addition, residential loans grew by $11.6 million, or 25.5%, for the same period.

Loan personnel will continue to aggressively pursue both commercial and small business opportunities supported by product incentives and marketing efforts. When necessary, management will continue to offer competitive fixed-rate and derivative pricing options on commercial real estate products to qualifying customers in an effort to establish new business relationships, retain existing relationships, and capture additional market share. The Bank’s lending function continues to provide business services to a wide array of medium and small businesses, including but not limited to, commercial and industrial accounts such as health care facilities, grocery stores, manufacturers, trucking companies, physicians and medical groups, service contractors, restaurants, hospitality industry companies, retailers, wholesalers, educational institutions and other political subdivisions as well as commercial and residential real estate lessors, developers and builders.

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

	(Amounts in thousands)
	December 31,
	2016		2015		2014
	Balances	% of Portfolio	Balances	% of Portfolio	Balances	% of Portfolio
Non-residential building/apartment building	$70,399	21.02	$65,308	20.30	$56,731	19.17
Skilled nursing	29,929	8.93	36,119	11.23	30,239	10.22
Residential real estate lessors, agents and managers (including multi-family)	27,016	8.07	16,032	4.98	14,245	4.81
Hotels/motels	23,285	6.95	29,215	9.08	31,151	10.53
Trucking/courier services	21,329	6.37	19,941	6.20	15,670	5.30

The most substantial increase in concentrations since 2014 comes from non-residential building/apartment building, which is not material relative to the total portfolio composition. The single largest customer relationship had an aggregate balance at year end 2016 of $11.8 million compared to $9.7 million in 2015. This balance represented approximately 3.5% of the total commercial and CRE portfolio in 2016 and 2.8% in 2015. It is important to note that within this relationship, there is a 60-day or less note for $10.0 million in 2016 and $6.2 million in 2015, which were fully secured by segregated deposit accounts with the Bank at the time of origination.

Since 2015, the price of oil declined significantly. This occurrence negatively affected several industries, particularly those whose revenues are derived from oil and oil-related products. The Company reviewed its borrowers to identify and measure any potential credit losses relating to oil. Nothing of significance was noted and no additional provisions are considered necessary.

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

In the consumer lending area, the Company provides financing for a variety of consumer purchases, such as: fixed- and variable-rate amortizing mortgage products that consumers utilize for home improvements; the purchase of consumer goods of all types; and education, travel and other personal expenditures. The consolidation of credit card balances and other existing debt into term payouts continues to remain a popular financing option among consumers. In an effort to increase consumer relationship banking, the Company implemented a Private Bank product line in 2016 that focuses on high net worth and income consumers.

Additional information regarding the loan portfolio can be found in Item 8, Notes 1, 3, 8, 11 and 14 to the Consolidated Financial Statements.

MORTGAGE BANKING

Since the May 2013 Taper Tantrum when mortgage rates rose dramatically, the Company shifted its focus from wholesale to retail origination. With the majority of loans sold into the secondary market, the resulting gains have significantly enhanced non-interest revenue, with growth of 59.0% over the prior year. As originators were added in the retail footprint, as well as expanding into adjacent markets, originations grew from $18.4 million in 2014, to $61.0 million in 2016. As previously referenced, the residential portfolio grew by $11.6 mil or 25.5% with quality, non-secondary market qualified and construction loans. The Company continues to diversify its portfolio with expansion into new geographic markets and new personnel within its footprint.

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

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry, such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of December 31, 2016 and 2015, the Company had reserves for mortgage loans sold of $721,000 and $719,000, respectively. For both the twelve months ended December 31, 2016 and 2015, the Company recorded $2,000 and $19,000, respectively, in provision expense related to potential repurchase and warranties exposure. For the years ended December 31, 2016 and 2015, the Company did not repurchase any mortgage loans sold.

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

Held-to-maturity securities are recorded at historical cost and adjusted for amortization of premiums and accretion of discounts. Securities designated by the Company as held-to-maturity tend to be higher yielding but less liquid either due to maturity, size or other characteristics of the issue. The Company must have both the intent and the ability to hold such securities to maturity. The Company has no securities classified as held-to-maturity.

Trading securities were an investment in obligations of states and political subdivisions and a short duration bond fund. Management had purchased these securities principally for the purpose of selling them in the near term. Trading securities were carried at fair value with valuation adjustments included in other non-interest income. The Company no longer has any investment in trading securities.

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

The following table shows the fair value of available-for-sale securities by type of obligation at:

	(Amounts in thousands)
	December 31,
	2016	2015	2014
U.S. Treasury and U.S. Government agencies and corporations	$7,988	$12,623	$8,749
Obligations of states and political subdivisions	66,770	51,405	50,091
U.S. Government-sponsored mortgage-backed and related securities	101,055	86,046	99,579
Trust preferred securities	825	778	779
Federal Home Loan Bank and Federal Reserve Bank stock	2,581	3,049	3,049
Total fair value of investment securities available-for-sale	$179,219	$153,901	$162,247

Impairment Analysis of Investment Securities

Item 8, Note 2 in the Notes to the Consolidated Financial Statements contains the accounting and disclosures for securities impairment.

Fair Value

The Company owns two trust preferred securities totaling $2.0 million (original face) consisting of obligations of banks, thrifts and insurance companies. The market for these securities at December 31, 2016 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2016. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs would be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective discount rates on an overall basis generally range from 9.69% to 15.11% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.47 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.41 to $0.52.

The Company considered all information available as of December 31, 2016 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment during 2016 or 2015. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2017 or later.

A summary of securities held at December 31, 2016, classified according to the earlier of next re-pricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed-rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Fair Value	Weighted Average Yield (1)
U.S. Government agencies and corporations:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	344	2.199
Maturing or repricing after five years but within ten years	7,644	2.599
Maturing or repricing after ten years	—	—
Total U.S. Government agencies and corporations	$7,988	2.582%
Obligations of states and political subdivisions:
Maturing or repricing within one year	$1,137	4.999%
Maturing or repricing after one year but within five years	2,708	3.898
Maturing or repricing after five years but within ten years	9,859	3.255
Maturing or repricing after ten years	53,066	2.756
Total obligations of states and political subdivisions	$66,770	2.915%
U.S. Government mortgage-backed and related securities:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	9,349	1.959
Maturing or repricing after five years but within ten years	4,824	2.243
Maturing or repricing after ten years	86,882	2.120
Total U.S. Government mortgage-backed and related securities	$101,055	2.111%
Other securities (2):
Maturing or repricing within one year	$825	1.450%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	2,581	4.539
Total other securities	$3,406	3.790%

(1)

The weighted-average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted-average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amount of adjustment to interest, which is based on the statutory tax rate of 34%, was $905,000.

(2)	Regulatory stock is included in the amount maturing or repricing after ten years, and although pays dividends, is not contractually obligated.

As of December 31, 2016, there were $7.6 million in callable U.S. Government agency securities and $2.9 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the one-year time horizon. These securities are categorized according to their contractual maturities, with $1.1 million classified as maturing or repricing within one year, $231,000 classified as maturing after one year but within five years, $9.2 million classified as maturing after five years but within ten years and none of the callable investments were classified as maturing after 10 years.

As of December 31, 2016, there were no callable U.S. Government agency securities and $19.4 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with $1.5 million maturing after one year but within five years, $7.3 million maturing after five years but within ten years and $10.6 million maturing after 10 years.

As of December 31, 2016, the carrying value of all investment securities totaled $179.2 million, an increase of $25.3 million, or 16.5%, from the prior year. Near year-end 2015, several securities were called, in addition to some investment sales, and these proceeds were reallocated to other funding needs, specifically commercial loan growth, thereby leaving invested balances at a low point at the end of 2015.  During 2016, the trading account, consisting of $8.1 million, was liquidated and reallocated to the investments available for sale portfolio.  In addition, near year-end 2016, all excess liquidity was fully allocated to the investment portfolio, thereby leaving the invested balances at a high point.  The investment portfolio functions as the balancing factor among the sometimes volatile swings in loans and deposits, along with short term borrowings. The investment portfolio represents 33.2% of each deposit dollar, up from 31.0% at the prior year end. The allocation between single maturity investment securities and mortgage-backed securities shifted to a 44/56 split versus the 45/55 division of the previous year.

Holdings of obligations of states and political subdivisions increased by $15.3 million, or 29.9%. The increase was due to purchases of $35.7 million offset by sales of $14.7 million and calls of $2.5 million.

Holdings of U.S. Government-sponsored mortgage-backed securities increased by $10.1 million, or 14.5%. This increase was primarily the result of purchases of $45.6 million, offset by sales of $19.2 million and principal paydowns of $13.7 million.

Holdings of U.S. Government-guaranteed small business administration pools increased $9.1 million, or 320.8%.  This increase was due to purchases of $10.8 million, offset by principal paydowns of $1.2 million.

Holdings of other securities remained relatively unchanged during the year.

The current year mortgage-backed securities and related portfolio is comprised of investments in mortgage-backed securities of $79.8 million, collateralized mortgage obligations of $9.3 million and U.S. Government-guaranteed small business administration pools of $11.9 million. The prior year mortgage-backed securities and related portfolio is comprised of investments in mortgage-backed securities of $51.4 million, collateralized mortgage obligations of $13.5 million and U.S. Government-guaranteed small business administration pools of $2.8 million. The current year portfolio was comprised solely of fixed rate products, while the prior year portfolio was heavily weighted in favor of fixed-rate securities at 96.8%.

At December 31, 2016, a net unrealized loss of $2.9 million, net of tax, was included in shareholders’ equity as a component of other comprehensive income, as compared to a net unrealized loss of $147,000, net of tax, as of December 31, 2015. Rising interest rates, such as that occurred post-election, generally result in depreciation in the market value of debt securities, while lower interest rates generally translate into more favorable market prices for debt securities.

The Company has $825,000 in investments considered to be structured notes as of December 31, 2016, relatively unchanged compared to $778,000 from one year ago. The Company has no investments in other derivative products.

Additional information regarding investment securities can be found in Item 8, Notes 1 and 2 to the Consolidated Financial Statements.

DEPOSITS

The Company’s deposits are primarily derived from the individuals and businesses located in its market area. Total deposits at year-end exhibited an increase of 8.8% to $539.9 million at December 31, 2016, as compared to $496.4 million at December 31, 2015.

The Company’s deposit base consists of demand deposits, savings, money market and time deposit accounts. Noninterest-bearing deposits increased 8.4% during 2016, while interest-bearing deposits increased by 8.9%.

At December 31, 2016, noninterest-bearing deposits were $117.2 million, or 21.7%, compared to $108.1 million or 21.8% of total deposits in 2015.

Core deposits, which are deposits exclusive of certificates of deposit greater than $250,000, brokered deposits and deposits through listed services represented 92.5% of total deposits at year-end 2016 compared to 91.0% in 2015.

The Company’s portfolio of certificates of deposit is sourced primarily from customers in the Bank’s immediate market area and includes an insignificant amount of brokered deposits.

Average noninterest-bearing and interest-bearing checking accounts now comprise 30.9% of total deposits compared to 26.0% five years ago. The largest shift, however, is the decline in CD balances of 9.8%. This is reflective of the unwillingness of customers to commit to longer terms in the low interest rate environment, and the expectation of rising rates on the horizon. The following table depicts how the average deposit mix has shifted during this five-year time frame.

	(In percentages)
	December 31,
	2016	2012
Checking	22.5	18.3
NOW	8.4	7.7
Money market	19.3	11.9
Savings	22.8	25.3
CDs	27.0	36.8

Additional information regarding interest-bearing deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements.

OTHER ASSETS AND OTHER LIABILITIES

Premises and equipment totaled $9.1 million at December 31, 2016, an decrease of $58,000 from $9.2 million at December 31, 2015. Bank-owned life insurance had a cash surrender value of $17.4 million at December 31, 2016 and $17.3 million at December 31, 2015, which comprised approximately 25% of regulatory capital in both years. Management does not intend to make any significant insurance purchases. Other assets increased to $14.7 million at December 31, 2016 from $12.3 million at December 31, 2015. Net deferred tax assets measured $4.9 million at December 31, 2016 comparable to $3.3 million at December 31, 2015.

In 2016, a $4.2 million investment in a partnership fund is included in other assets and $3.5 million at 2015, with an offsetting $2.5 million in other liabilities in 2016 and $2.4 million in 2015, which is the commitment to fund this affordable housing investment. Also included in other assets is an investment of $2.0 million at both 2016 and 2015 into a privately managed pooled fund of small business administration loans. Both of these investments are intended to satisfy Community Reinvestment Act requirements.

Other liabilities measured $9.3 million at December 31, 2016 and $9.7 million at December 31, 2015. In 2015, there was a $1.0 million balance in securities to settle on investment purchases, with none at December 31, 2016. In addition to the commitment described above other major components are accrued interest on deposits and borrowings which measured $288,000 and $255,000 in 2016 and 2015. Accrued expenses measured $4.3 million at December 31, 2016 and $3.9 million at December 31, 2015. Post-retirement benefits is the largest accrued expense item, which measured $3.0 million at December 31, 2016 and $2.8 million at December 31, 2015.

ASSET-LIABILITY MANAGEMENT

The Company’s executive management and Board of Directors routinely review the Company’s balance sheet structure for stability, liquidity and capital adequacy. The Company has defined a set of key control parameters which provide various measures of the Company’s exposure to changes in interest rates. The Company’s asset-liability management goal is to produce a net interest margin that is relatively stable despite interest rate volatility, while maintaining an acceptable level of earnings. Net interest income is the difference between total interest earned on a fully taxable equivalent basis and total interest expensed. The net interest margin ratio expresses this difference as a percentage of average earning assets. In the past five years, the net interest margin has averaged 3.59% ranging between 3.41% and 3.67% as depicted in the following table.

	(In percentages)
	December 31,
	2016	2015	2014	2013	2012
Net interest margin	3.63	3.65	3.67	3.41	3.58

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

During 2016, the effective maturities of earning assets remained fairly stable as rates in the credit markets remained extremely low. Federal Reserve policy makers kept the short-term rates in the range of 0.00% to 0.50% during all of 2016 in an attempt to ease strains in the financial market, stimulate spending and help improve the recovery. The quarter point tightening in December 2016 is not expected to affect markets significantly. During the year, management invested the excess funds, with an allocation towards municipal bonds for yield, and mortgage-backed securities for cash flow.

The computerized simulation techniques utilized by management provide a more sophisticated measure of the degree to which the Company’s interest sensitive assets and liabilities may be impacted by changes in the general level of interest rates. These analyses show the Company’s net interest income remaining in an acceptable range within the economic and interest rate scenarios anticipated by management. As previously noted, the Company’s net interest margin has remained in the range of 3.41% to 3.67% over the past five years, a period characterized by significant shifts in the mix of earning assets and the direction and level of interest rates. The targeted Federal funds rate during that period ranged from a low of 0.00% to 0.50%, as Federal Reserve monetary policy turned from guarding against deflation to warding off inflationary threats to attempting to recover from a recession and softening the effects of the housing correction.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $21.2 million during 2016, representing 12.0% of the total combined portfolio, compared to $23.7 million, or 15.4%, of the portfolio a year ago.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also enter into one-way buy or sell transactions which are not reciprocated. At December 31, 2016, the Bank had $22.3 million in deposits in the CDARS® program, and $9.3 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit even though reciprocal deposits are generally matched with funds from customers in the local market.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At December 31, 2016, the Bank had approximately $15.9 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $5.0 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $30.1 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 15% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At December 31, 2016, there was $27.8 million in outstanding balances in wholesale deposits including internet-based deposits with access to an additional $53.3 million. The Company was also granted a total of $8.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of December 31, 2016. Unpledged securities of $64.3 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from the Bank. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends in 2017 is $5.0 million plus 2017 profits retained up to the date of the dividend declaration. Future dividend payments by the Bank to the Company are based upon future earnings. The Company had cash of $320,000 at December 31, 2016 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, to pay dividends to common shareholders and to fund operating expenses.

Cash and cash equivalents decreased from $18.5 million in 2015 to $15.4 million in 2016. The following table details the cash flows from operating activities for the years ended 2016, 2015 and 2014.

	(Amounts in thousands)
	December 31,
	2016	2015	2014
Net income	$4,871	$4,378	$3,869
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	2,770	2,534	2,465
Provision for loan losses	50	455	1,638
Investment securities available-for-sale gains, net	(466)	(75)	(588)
Decrease (Increase) in trading account	8,134	(273)	(614)
Originations of mortgage banking loans held for sale	(61,003)	(39,191)	(18,443)
Proceeds from the sale of mortgage banking loans	61,730	36,575	18,907
Mortgage banking gains, net	(1,248)	(785)	(440)
Earnings on bank-owned life insurance	(328)	(338)	(336)
Changes in:
Deferred taxes	(129)	303	451
Federal income tax receivable	281	(260)	982
Other assets and liabilities	(1,417)	(1,936)	(685)
Net cash flow from operating activities	$13,245	$1,387	$7,206

Key variations stem from: 1) Provision for loan losses decreased by $405,000 in 2016 from 2015.  The decreased amount in 2016 is because of a favorable outcome on a credit relationship which the specific reserve previously set aside was able to be used for other problem loans. $1.3 million of the provision in 2014 is related to the affiliated group.2) Gains were recognized on the sale of available-for-sale investments of $466,000 in 2016 mainly due to sales made to offset the loss on extinguishment of debt, and $75,000 in 2015. 3) As of the end of 2016, the trading account was fully liquidated with a $8.1 million decrease compared to an increase of $273,000 in 2015. 4) Loans held for sale increased by $521,000 in 2016 compared to an increase of $3.4 million in 2015, with mortgage banking gains of $1.2 million in 2016 and $785,000 in 2015 due to the volume in mortgage banking. Refer to the Consolidated Statements of Cash Flows in item 8 for a summary of the sources and uses of cash for 2016, 2015 and 2014.

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

		(Amounts in thousands)
		December 31, 2016
		Payments Due in:
	See Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Non-interest bearing deposits		$117,225	$—	$—	$—	$117,225
Interest bearing deposits (a)	5	291,758	—	—	—	291,758
Average rate (b)		0.22%				0.22%
Certificates of deposit (a)	5	79,884	15,490	22,666	12,827	130,867
Average rate (b)		0.71%	1.76%	2.65%	2.20%	1.32%
Federal funds purchased and security repurchase agreements (a)	6	2,702	—	—	—	2,702
Average rate (b)		0.33%				0.33%
FHLB advances (a)	6	38,500	2,000	—	—	40,500
Average rate (b)		1.70%	1.17%			1.67%
Subordinated debt	7	—	—	—	5,155	5,155
Average rate (b)					2.41%	2.41%
Operating leases	8	206	235	105	—	546

(a)	Excludes present and future accrued interest.
(b)	Variable-rate obligations reflect interest rates in effect at December 31, 2016.

The Company’s operating lease obligations represent short- and long-term lease and rental payments for the Bank’s branch facilities.

The Company also has obligations under its supplemental retirement plans as described in Item 8, Note 9 to the Consolidated Financial Statements. The postretirement benefit payments represent actuarially-determined future benefit payments to eligible plan participants. The Company does not have any commitments or obligations to the defined contribution retirement plan (401(k) plan) at December 31, 2016 due to the funded status of the plan. Additional information regarding benefit plans can be found in Item 8, Note 9 to the Consolidated Financial Statements.

Off-balance sheet arrangements/commitments: The following table details the amounts and expected maturities of significant off-balance sheet commitments. Additional information regarding commitments can be found in Item 8, Note 8 to the Consolidated Financial Statements.

	(Amounts in thousands)
	December 31, 2016
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial (including commercial real estate)	$23,251	$528	$1,245	$21,653	$46,677
Revolving home equity	18,742	—	—	1,702	20,444
Overdraft protection	9,655	—	—	—	9,655
Other	978	—	—	—	978
Residential real estate	3,756	—	—	4,030	7,786
Standby letters of credit	357	55	—	—	412

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

The Company met all capital adequacy requirements to which it was subject as of December 31, 2016 and December 31, 2015.

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at December 31, 2016. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (and 100 basis points lower) than the rates in effect at December 31, 2016. Because rates on the short end of the curve are below 3%, it is not practical to review results to the degree of 300 basis points lower. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During 2016, the Federal Reserve kept its target rate for overnight federal funds constant until late December. At December 31, 2016, the difference between the yield on the ten-year Treasury and the three-month Treasury had only slightly decreased to a positive 194 from the positive 211 basis points that existed at December 31, 2015, indicating that the yield curve had remained similarly shaped. At December 31, 2016, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains positively sloping as interest rates continue to increase with a lengthening of maturities, with rates peaking at the long-end of the Treasury yield curve.

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $21.7 million for the year ending December 31, 2017.

	(Amounts in thousands)
	December 31, 2017
	Net Interest Income	$ Change	% Change
Change in interest rates:
Graduated increase of +300 basis points	$23,035	$1,379	6.4%
Short-term rates unchanged (base case)	21,656
Graduated decrease of -100 basis points	21,060	(596)	(2.8)%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

/s/ James M. Gasior	/s/ David J. Lucido
James M. Gasior	David J. Lucido
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Cortland, Ohio	Cortland, Ohio
March 23, 2017	March 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cortland Bancorp

Cortland, Ohio

We have audited the accompanying consolidated balance sheet of Cortland Bancorp and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Cortland Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cortland Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.
S.R. Snodgrass, P.C.
Cranberry Township, Pennsylvania
March 23, 2017

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$7,021	$8,454
Interest-earning deposits	8,330	10,042
Total cash and cash equivalents	15,351	18,496
Investment securities available-for-sale (Note 2)	179,219	153,901
Trading securities (Note 2)	—	8,134
Loans held for sale	4,554	4,033
Total loans (Note 3)	419,768	394,254
Less allowance for loan losses (Note 3)	(4,868)	(5,194)
Net loans	414,900	389,060
Premises and equipment	9,132	9,190
Bank-owned life insurance	17,376	17,328
Other assets	14,652	12,301
Total assets	$655,184	$612,443

LIABILITIES
Noninterest-bearing deposits	$117,225	$108,144
Interest-bearing deposits (Note 5)	422,625	388,260
Total deposits	539,850	496,404
Short-term borrowings	2,702	2,499
Federal Home Loan Bank advances - short term (Note 6)	23,000	17,000
Federal Home Loan Bank advances - long term (Note 6)	17,500	25,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	9,307	9,701
Total liabilities	597,514	555,759

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2016 and 2015; outstanding shares, 4,420,255 in 2016 and 4,404,783 in 2015	23,641	23,641
Additional paid-in capital	20,878	20,833
Retained earnings	21,485	17,851
Accumulated other comprehensive loss	(2,961)	(238)
Treasury stock, at cost, 308,012 shares in 2016 and 323,484 shares in 2015	(5,373)	(5,403)
Total shareholders’ equity	57,670	56,684
Total liabilities and shareholders’ equity	$655,184	$612,443

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2016	2015	2014
INTEREST INCOME
Interest and fees on loans	$18,554	$16,909	$16,120
Interest and dividends on investment securities:
Taxable interest	2,026	2,343	2,677
Nontaxable interest	1,814	1,716	1,721
Dividends	117	126	126
Other interest income	44	19	21
Total interest income	22,555	21,113	20,665
INTEREST EXPENSE
Deposits	2,093	1,668	1,694
Short-term borrowings	7	4	3
Federal Home Loan Bank advances - short term	73	40	156
Federal Home Loan Bank advances - long term	633	804	943
Subordinated debt	112	91	88
Total interest expense	2,918	2,607	2,884
Net interest income	19,637	18,506	17,781
PROVISION FOR LOAN LOSSES (Note 3)	50	455	1,638
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,587	18,051	16,143
NON-INTEREST INCOME
Fees for customer services	2,103	2,019	2,007
Investment securities available-for-sale gains, net	466	75	588
Trading security (losses) gains, net	(47)	(11)	327
Mortgage banking gains, net	1,248	785	440
Earnings on bank-owned life insurance	328	338	336
Wealth management income	95	435	313
Other non-interest income	404	268	116
Total non-interest income	4,597	3,909	4,127
NON-INTEREST EXPENSES
Salaries and employee benefits	10,169	9,311	9,147
Net occupancy and equipment	2,151	2,019	1,912
State and local taxes	455	389	341
FDIC insurance	251	304	309
Professional fees	882	830	815
Advertising and marketing	527	454	277
Net losses from the extinguishment of debt	242	—	—
Data processing fees	250	263	200
Other operating expenses	3,259	2,793	2,498
Total non-interest expenses	18,186	16,363	15,499
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	5,998	5,597	4,771
Federal income tax expense (Note 10)	1,127	1,219	902
NET INCOME	$4,871	$4,378	$3,869
EARNINGS PER SHARE BASIC AND DILUTED (Note 1)	$1.11	$0.97	$0.85
CASH DIVIDENDS DECLARED PER SHARE	$0.28	$0.24	$0.18

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended December 31,
	2016	2015	2014
Net income	$4,871	$4,378	$3,869
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(3,719)	(692)	5,465
Tax effect	1,265	235	(1,858)
Reclassification adjustment for net gains realized in net income	(466)	(75)	(588)
Tax effect	158	26	200
Total securities available-for-sale	(2,762)	(506)	3,219
Change in post-retirement obligations	39	(108)	45
Total other comprehensive (loss) income	(2,723)	(614)	3,264
Total comprehensive income	$2,148	$3,764	$7,133

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2013	$23,641	$20,833	$11,502	$(2,888)	$(3,553)	$49,535
Net income	—	—	3,869	—	—	3,869
Other comprehensive income	—	—	—	3,264	—	3,264
Cash dividend declared ($0.18 per share)	—	—	(816)	—	—	(816)
Balance at December 31, 2014	23,641	20,833	14,555	376	(3,553)	55,852
Net income	—	—	4,378	—	—	4,378
Other comprehensive loss	—	—	—	(614)	—	(614)
Cash dividend declared ($0.24 per share)	—	—	(1,082)	—	—	(1,082)
Treasury shares purchased net of 1 share reissued (123,065 shares)	—	—	—	—	(1,850)	(1,850)
Balance at December 31, 2015	23,641	20,833	17,851	(238)	(5,403)	56,684
Net income	—	—	4,871	—	—	4,871
Other comprehensive loss	—	—	—	(2,723)	—	(2,723)
Cash dividend declared ($0.28 per share)	—	—	(1,237)	—	—	(1,237)
Equity compensation	—	45	—	—	30	75
Balance at December 31, 2016	$23,641	$20,878	$21,485	$(2,961)	$(5,373)	$57,670

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2016	2015	2014
Net cash flow from operating activities
Net income	$4,871	$4,378	$3,869
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	2,770	2,534	2,465
Provision for loan losses	50	455	1,638
Investment securities available-for-sale gains, net	(466)	(75)	(588)
Originations of mortgage banking loans held for sale	(61,003)	(39,191)	(18,443)
Proceeds from the sale of mortgage banking loans	61,730	36,575	18,907
Mortgage banking gains, net	(1,248)	(785)	(440)
Decrease (increase) in trading account	8,134	(273)	(614)
Earnings on bank-owned life insurance	(328)	(338)	(336)
Changes in:
Interest receivable	(401)	83	(48)
Interest payable	33	7	(42)
Deferred taxes	(129)	303	451
Federal income tax receivable	281	(260)	982
Other assets and liabilities	(1,049)	(2,026)	(595)
Net cash flow from operating activities	13,245	1,387	7,206
Cash deficit from investing activities
Purchases of available-for-sale securities	(103,032)	(29,055)	(52,515)
Proceeds from sale of available-for-sale securities	50,862	12,291	32,733
Proceeds from call, maturity and principal payments on available-for-sale securities	21,203	23,708	22,137
Net increase in loans made to customers	(25,937)	(34,594)	(13,649)
Proceeds from sale of other real estate	121	41	99
Proceeds from or (purchases) of bank-owned life insurance	280	—	(1,605)
Purchases of premises and equipment	(799)	(2,302)	(1,864)
Net cash deficit from investing activities	(57,302)	(29,911)	(14,664)
Cash flow from financing activities
Net increase in deposit accounts	43,446	39,643	8,092
Net change in short-term borrowings	203	(1,760)	455
Net change in Federal Home Loan Bank advances - short term	6,000	1,500	7,400
Proceeds from Federal Home Loan Bank advances - long term	2,000	4,000	3,000
Repayments of Federal Home Loan Bank advances - long term	(9,500)	(4,000)	(12,500)
Dividends paid	(1,237)	(1,082)	(816)
Treasury shares purchased	—	(1,850)	—
Net cash flow from financing activities	40,912	36,451	5,631
Net change in cash and cash equivalents	(3,145)	7,927	(1,827)
Cash and cash equivalents
Beginning of period	18,496	10,569	12,396
End of period	$15,351	$18,496	$10,569
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$625	$1,010	$320
Interest	$2,886	$2,600	$2,926
Transfer of loans to other real estate owned	$47	$62	$97

See accompanying notes to consolidated financial statements

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

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

Other Real Estate: Real estate acquired through foreclosure or deed-in-lieu of foreclosure is included in other assets on the Consolidated Balance Sheets. Such real estate is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

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

Other Comprehensive (Loss) Income: Accumulated other comprehensive (loss) income for the Company is comprised of unrealized holding (losses) gains on available-for-sale securities, net of tax, and post-retirement obligations.

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

The following table sets forth the computation of basic earnings per common share:

	Years ended December 31,
	2016	2015	2014
Net income (amounts in thousands)	$4,871	$4,378	$3,869
Weighted average common shares outstanding	4,406,005	4,497,825	4,527,848
Net effect of dilutive common share equivalents	1,264	—	—
Adjusted average shares outstanding - dilutive	4,407,269	4,497,825	4,527,848

Basic earnings per share	$1.11	$0.97	$0.85
Dilutive earnings per share	$1.11	$0.97	$0.85

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

Reclassifications: Certain items in the financial statements for 2015 and 2014 have been reclassified to conform to the 2016 presentation. Such reclassifications did not affect net income or shareholders’ equity.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after
December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting.  This Update did not have a significant impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business “ASU 2017-01”, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update should be applied prospectively on or after the effective date.  This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU adds an SEC paragraph to the Codification following an SEC Staff Announcement about applying Staff Accounting Bulletin (SAB) Topic 11.M. Specifically this announcement applies to ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. A registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments in this Update are effective immediately.

NOTE 2 - INVESTMENT SECURITIES

The following is a summary of investment securities available-for-sale:

	(Amounts in thousands)
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$8,165	$3	$180	$7,988
Obligations of states and political subdivisions	68,219	582	2,031	66,770
U.S. Government-sponsored mortgage-backed securities	81,281	32	1,546	79,767
U.S. Government-sponsored collateralized mortgage obligations	9,504	—	155	9,349
U.S. Government-guaranteed small business administration pools	12,255	1	317	11,939
Trust preferred securities	1,620	—	795	825
Total debt securities	181,044	618	5,024	176,638
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	2,581	—	—	2,581
Total investment securities available-for-sale	$183,625	$618	$5,024	$179,219

	(Amounts in thousands)
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$12,555	$136	$68	$12,623
Obligations of states and political subdivisions	50,139	1,386	120	51,405
U.S. Government-sponsored mortgage-backed securities	70,193	165	679	69,679
U.S. Government-sponsored collateralized mortgage obligations	13,665	—	135	13,530
U.S. Government-guaranteed small business administration pools	2,883	—	46	2,837
Trust preferred securities	1,640	—	862	778
Total debt securities	151,075	1,687	1,910	150,852
Federal Home Loan Bank (FHLB) stock	2,823	—	—	2,823
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	3,049	—	—	3,049
Total investment securities available-for-sale	$154,124	$1,687	$1,910	$153,901

Trading securities historically have been an investment in obligations of states and political subdivisions, government and agency bonds, short-term government bonds and included cash equivalent investments for trading liquidity. In the second quarter, management decided to cease its trading activities and liquidated the investments that were in the trading account. The current interest rate and economic environment mitigated the opportunities to generate revenues with a trading strategy. At December 31, 2016, there were no trading securities and at December 31, 2015 trading securities were $8.1 million.  Both realized and unrealized gains and losses are included in the Consolidated Statements of Income.

		(Amounts in thousands)
	2016	2015	2014
Unrealized gains	$—	$7	$39
Unrealized losses	—	(3)	(4)
Net unrealized gains	—	4	35
Net realized (losses) gains	(47)	(15)	292
Trading securities (losses) gains, net	$(47)	$(11)	$327

The amortized cost and fair value of debt securities at December 31, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,360	1,391
Due after five years through ten years	18,457	18,530
Due after ten years	70,442	67,601
Total	90,259	87,522
U.S. Government-sponsored mortgage-backed and related securities	90,785	89,116
Total debt securities	$181,044	$176,638

The following table sets forth the proceeds, gains and losses realized on securities sold or called for each of the years ended December 31:

	(Amounts in thousands)
	2016	2015	2014
Proceeds on securities sold	$50,862	$12,291	$32,733
Gross realized gains	725	135	1,170
Gross realized losses	259	60	582

Investment securities with a carrying value of approximately $111.5 million at December 31, 2016 and $108.2 million at December 31, 2015 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2016:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$7,643	$180	$—	$—	$7,643	$180
Obligations of states and political subdivisions	41,668	2,031	—	—	41,668	2,031
U.S. Government-sponsored mortgage-backed securities	68,386	1,487	2,044	59	70,430	1,546
U.S. Government-sponsored collateralized mortgage obligations	9,350	155	—	—	9,350	155
U.S. Government-guaranteed small business administration pools	8,757	317	—	—	8,757	317
Trust preferred securities	—	—	825	795	825	795
Total	$135,804	$4,170	$2,869	$854	$138,673	$5,024

The above table represents 122 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2015:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$1,974	$25	$1,947	$43	$3,921	$68
Obligations of states and political subdivisions	5,439	61	2,125	59	7,564	120
U.S. Government-sponsored mortgage-backed securities	35,081	315	16,575	364	51,656	679
U.S. Government-sponsored collateralized mortgage obligations	13,530	135	—	—	13,530	135
U.S. Government-guaranteed small business administration pools	2,837	46	—	—	2,837	46
Trust preferred securities	—	—	778	862	778	862
Total	$58,861	$582	$21,425	$1,328	$80,286	$1,910

The above table represents 34 investment securities where the current value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations of states and political subdivisions, U.S. Government-sponsored-mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations, and U.S. Government-guaranteed small business administration pools were caused by changes in market rates and related spreads. The significant increase in unrealized losses in 2016 is a direct result of the spike in interest rates immediately following the election results. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

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

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more-likely-than-not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the Company presents the amount of the OTTI recognized in the Consolidated Statements of Income.

In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. The total other-than-temporary impairment is presented in the Consolidated Statements of Income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income.

As more fully disclosed in Note 11, the Company assessed the impairment of certain securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive (loss) income (before tax). Through the impairment assessment process, there was no impairment loss recognized in the years ended December 31, 2016, 2015 or 2014.

The following provides a cumulative roll forward of credit losses recognized in earnings for trust preferred securities held for the years ended:

	(Amounts in thousands)
	December 31,
	2016	2015	2014
Beginning balance	$140	$140	$2,305
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Sale of debt securities			(2,165)
Ending balance	$140	$140	$140

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

At December 31, 2016 and December 31, 2015, there were $825,000 and $778,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at December 31, 2016. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	December 31,
	2016		2015
	Balance	%	Balance	%
Commercial	$96,281	22.9	$84,613	21.5
Commercial real estate	238,692	56.9	237,137	60.1
Residential real estate	57,008	13.6	45,414	11.5
Consumer - home equity	25,061	6.0	23,334	5.9
Consumer - other	2,726	0.6	3,756	1.0
Total loans	$419,768		$394,254

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

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Stable
Trends in volume and terms	Stable
Changes in lending policies and procedures	Stable
Experience, depth and ability of management, including loan review function	Increasing
Economic trends, including valuation of underlying collateral	Stable
Concentrations of credit	Stable

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
December 31, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,977	$2,926	$153	$52	$86	$5,194
Loan charge-offs	—	(287)	(35)	(144)	(148)	(614)
Recoveries	117	35	2	23	61	238
Net loan recoveries (charge-offs)	117	(252)	(33)	(121)	(87)	(376)
Provision charged to operations	(700)	398	43	219	90	50
Balance at end of period	$1,394	$3,072	$163	$150	$89	$4,868

	(Amounts in thousands)
December 31, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$2,064	$2,754	$229	$60	$95	$5,202
Loan charge-offs	(470)	(84)	(45)	—	(124)	(723)
Recoveries	134	10	37	17	62	260
Net loan recoveries (charge-offs)	(336)	(74)	(8)	17	(62)	(463)
Provision charged to operations	249	246	(68)	(25)	53	455
Balance at end of period	$1,977	$2,926	$153	$52	$86	$5,194

	(Amounts in thousands)
December 31, 2014	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$593	$2,638	$356	$88	$89	$3,764
Loan charge-offs	(123)	(186)	(93)	(48)	(144)	(594)
Recoveries	274	3	16	24	77	394
Net loan recoveries (charge-offs)	151	(183)	(77)	(24)	(67)	(200)
Provision charged to operations	1,320	299	(50)	(4)	73	1,638
Balance at end of period	$2,064	$2,754	$229	$60	$95	$5,202

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date.

The following tables present a full breakdown by portfolio classification, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended December 31, 2016 and 2015:

	(Amounts in thousands)
December 31, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$178	$—	$—	$—	$178
Collectively evaluated for impairment	1,394	2,894	163	150	89	4,690
Total ending allowance balance	$1,394	$3,072	$163	$150	$89	$4,868
Loan Portfolio:
Individually evaluated for impairment	$106	$6,860	$—	$—	$—	$6,966
Collectively evaluated for impairment	96,175	231,832	57,008	25,061	2,726	412,802
Total ending loan balance	$96,281	$238,692	$57,008	$25,061	$2,726	$419,768

	(Amounts in thousands)
December 31, 2015	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$834	$178	$—	$—	$—	$1,012
Collectively evaluated for impairment	1,143	2,748	153	52	86	4,182
Total ending allowance balance	$1,977	$2,926	$153	$52	$86	$5,194
Loan Portfolio:
Individually evaluated for impairment	$1,347	$8,465	$—	$—	$—	$9,812
Collectively evaluated for impairment	83,266	228,672	45,414	23,334	3,756	384,442
Total ending loan balance	$84,613	$237,137	$45,414	$23,334	$3,756	$394,254

The decrease in the provision for the commercial category is primarily due to a reduction of specific reserves or $834,000 due to the favorable settlement of a creditor in bankruptcy. The increase in the provision for commercial real estate loans is due mainly to an increase in the historical factor along with an increase in loan charge-offs,  The increase in consumer – home equity provision is due to historical factor increase  along with the related increase in net charge-offs.  Along with the impact of classified loans, the amount of net charge-offs impacts the provision charged to operations for any category of loans.  Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the charge off to the provision. This impacted all categories other than commercial loans.

The following tables represent credit exposures by internally assigned grades for years ended December 31, 2016 and 2015, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following is a summary of credit quality indicators by internally assigned grade as of December 31, 2016 and 2015.

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2016
Pass	$80,644	$208,337
Special Mention	12,836	22,633
Substandard	2,801	7,722
Doubtful	—	—
Ending Balance	$96,281	$238,692

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2015
Pass	$77,095	$219,958
Special Mention	4,216	7,707
Substandard	3,302	9,472
Doubtful	—	—
Ending Balance	$84,613	$237,137

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

The following is a summary of consumer credit exposure as of December 31, 2016 and 2015.

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2016
Performing	$55,743	$25,006	$2,726
Nonperforming	1,265	55	—
Total	$57,008	$25,061	$2,726

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2015
Performing	$44,162	$23,072	$3,756
Nonperforming	1,252	262	—
Total	$45,414	$23,334	$3,756

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is recorded against interest income. Loans in foreclosure are considered nonperforming. At December 31, 2016, there were $1.7 million of loans in the process of foreclosure.

The following is a summary of classes of loans on non-accrual status as of:

	(Amounts in thousands)
	December 31,
	2016	2015
Commercial	$—	$1,196
Commercial real estate	1,458	2,176
Residential real estate	1,265	1,252
Consumer:
Consumer - home equity	55	262
Consumer - other	—	—
Total	$2,778	$4,886

Gross income that should have been recorded in income on nonaccrual loans was $160,000, $293,000 and $351,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Actual interest included in income on these nonaccrual loans amounts to $41,000, $26,000 and $149,000 in 2016, 2015 and 2014, respectively.

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

None of the loans that were approved as TDRs in 2015 have subsequently defaulted in the year ended December 31, 2016. There were no loans modified as TDRs during the years ended December 31, 2016 and 2014.

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

The following is an aging analysis of the recorded investment of past due loans as of the periods ended December 31, 2016 and 2015:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2016
Commercial	$377	$—	$—	$377	$95,904	$96,281	$—
Commercial real estate	1,189	83	1,347	2,619	236,073	238,692	—
Residential real estate	58	9	1,184	1,251	55,757	57,008	—
Consumer:
Consumer - home equity	—	46	55	101	24,960	25,061	—
Consumer - other	13	—	—	13	2,713	2,726	—
Total	$1,637	$138	$2,586	$4,361	$415,407	$419,768	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2015
Commercial	$178	$—	$1,196	$1,374	$83,239	$84,613	$—
Commercial real estate	248	1,480	2,055	3,783	233,354	237,137	—
Residential real estate	163	131	1,240	1,534	43,880	45,414	—
Consumer:
Consumer - home equity	29	117	262	408	22,926	23,334	—
Consumer - other	10	—	—	10	3,746	3,756	—
Total	$628	$1,728	$4,753	$7,109	$387,145	$394,254	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at December 31, 2016 and 2015. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the years ended December 31, 2016, 2015 and 2014.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded:
Commercial	$106	$106	$—
Commercial real estate	5,681	5,789	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	1,179	1,179	178
Total:
Commercial	$106	$106	$—
Commercial real estate	$6,860	$6,968	$178

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015
With no related allowance recorded:
Commercial	$232	$264	$—
Commercial real estate	7,222	7,424	—
With an allowance recorded:
Commercial	1,115	1,552	834
Commercial real estate	1,243	1,243	178
Total:
Commercial	$1,347	$1,816	$834
Commercial real estate	$8,465	$8,667	$178

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Commercial	$146	$8
Commercial real estate	6,072	335
With an allowance recorded:
Commercial	279	—
Commercial real estate	1,209	85
Total:
Commercial	$425	$8
Commercial real estate	$7,281	$420

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
Commercial	$322	$13
Commercial real estate	4,842	181
With an allowance recorded:
Commercial	1,341	—
Commercial real estate	1,160	84
Total:
Commercial	$1,663	$13
Commercial real estate	$6,002	$265

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no related allowance recorded:
Commercial	$257	$17
Commercial real estate	4,069	158
With an allowance recorded:
Commercial	311	—
Commercial real estate	1,430	73
Total:
Commercial	$568	$17
Commercial real estate	$5,499	$231

NOTE 4 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	(Amounts in thousands)
	December 31,
	2016	2015
Land	$2,746	$2,746
Premises	9,846	9,689
Equipment	9,312	8,970
Leasehold improvements	222	222
Total premises and equipment	22,126	21,627
Less accumulated depreciation	12,994	12,437
Net book value	$9,132	$9,190

Depreciation expense was $835,000 in 2016, $792,000 in 2015 and $715,000 in 2014.

NOTE 5 - DEPOSITS

The following is a summary of interest-bearing deposits:

	(Amounts in thousands)
	December 31,
	2016	2015
Demand	$45,158	$38,078
Money market	133,783	104,334
Savings	112,817	114,021
Time:
In denominations $250,000 or under	113,368	109,910
In denominations of over $250,000	17,499	21,917
Total	$422,625	$388,260

Stated maturities of time deposits were as follows:

(Amounts in thousands)
2016
2017	$79,884
2018	11,163
2019	4,327
2020	8,915
2021	13,751
2022 and beyond	12,827
Total	$130,867

The following is a summary of time deposits of $100,000 or more by remaining maturities:

	(Amounts in thousands)
	December 31, 2016
	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$14,502	$1,471	$15,973
Three to six months	8,881	379	9,260
Six to twelve months	12,591	167	12,758
One through five years	18,468	1,869	20,337
Over five years	3,022	1,624	4,646
Total	$57,464	$5,510	$62,974

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER SHORT TERM BORROWINGS

The following is a summary of FHLB advances and other short term borrowings:

		(Amounts in thousands)
		December 31,
	Weighted Average Interest Rate	2016	2015
FHLB advances - long term:
Fixed rate payable and convertible fixed rate FHLB advances, with monthly interest payments:
Due in 2016		$—	$5,000
Due in 2017	3.34%	15,500	18,000
Due in 2018	1.17%	2,000	2,000
Total FHLB advances - long term	3.09%	17,500	25,000
FHLB advances - short term:
Short term	0.65%	6,000	8,000
Cash management	0.57%	17,000	9,000
Total FHLB advances - short term	0.59%	23,000	17,000
Total FHLB advances	1.67%	40,500	42,000
Other short term borrowings:
Securities sold under repurchase agreements	0.33%	2,702	2,499
Total FHLB advances and other short term borrowings	1.59%	$43,202	$44,499

The following is a summary of FHLB advances – short term:

	(Amounts in thousands)
	2016	2015	2014
Average balance during the year	$13,550	$14,674	$17,541
Average interest rate during the year	0.54%	0.27%	0.89%
Maximum month-end balance during the year	$23,000	$23,500	$22,500
Weighted average interest rate at year end	0.59%	0.37%	0.25%

At December 31, 2016, FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.4 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $61.2 million, $16.1 million in mortgage-backed securities and $11.9 million in U.S. Government-guaranteed small business administration pools. In comparison, in the prior year FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $49.2 million, $26.1 million in mortgage-backed securities and $2.8 million in U.S. Government-guaranteed small business administration pools. Maximum borrowing capacities from FHLB totaled $56.3 million and $51.0 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, $11.5 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB and at December 31, 2015, $18.0 million of the FHLB fixed rate advances were putable on or after certain specified dates at the option of the FHLB. Should the FHLB elect to exercise the put, the Company is required to pay the advance off on that date without penalty.

The following is a summary of other short term borrowings:

	(Amounts in thousands)
	2016	2015	2014
Average balance during the year	$2,249	$4,082	$4,141
Average interest rate during the year	0.31%	0.10%	0.07%
Maximum month-end balance during the year	$3,608	$7,541	$5,795
Weighted average interest rate at year end	0.33%	0.11%	0.07%

Securities sold under repurchase agreements represent arrangements the Bank has entered into with certain deposit customers within its local market areas. These borrowings are collateralized with securities. At December 31, 2016 and 2015, securities allocated for this purpose, owned by the Bank and held in safekeeping accounts at independent correspondent banks, amounted to $2.9 million and $5.8 million, respectively.

The following table provides additional detail regarding other short term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At December 31, 2016	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$2,898	$4,729
U.S. Government-sponsored collateralized mortgage obligations	—	1,088
Total collateral carrying value	$2,898	$5,817
Total short-term borrowings	$2,702	$2,499

NOTE 7 - SUBORDINATED DEBT

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at December 31, 2016 and 2015 were 2.41% and 1.96%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Bank occupies office facilities under operating leases extending to 2021. Most of these leases contain an option to renew at the then fair rental value for periods of five and ten years. These options enable the Bank to retain use of facilities in desirable operating areas. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental and lease expense was $183,000 for 2016, $168,000 for 2015 and $139,000 for 2014.

The following is a summary of remaining future minimum lease payments under current non-cancelable operating leases for office facilities:

(Amounts in thousands)
Years ending:
December 31, 2017	$206
December 31, 2018	130
December 31, 2019	105
December 31, 2020	105
December 31, 2021	53
Total	$599

At December 31, 2016, the Bank was required to maintain aggregate cash reserves amounting to $3.5 million in order to satisfy federal regulatory requirements. The reserves are held in useable vault cash and interest-earning balances at the Federal Reserve Bank of Cleveland.

The Bank grants commercial and industrial loans, commercial and residential mortgage loans, and consumer loans to customers in Northeastern Ohio and Western Pennsylvania. Although the Bank has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions. Approximately 0.36% of total loans are unsecured at December 31, 2016 and approximately 0.48% at December 31 2015.

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

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	December 31,
	2016	2015
Commitments to extend credit:
Fixed rate	$18,709	$13,311
Variable rate	57,176	45,929
Standby letters of credit	412	3,508

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	December 31,
	2016	2015
Overdraft protection available on depositors' accounts	$9,655	$9,598
Balance of overdrafts included in loans	80	80
Average daily balance of overdrafts	105	99
Average daily balance of overdrafts as a percentage of available	1.09%	1.03%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2016, the Company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third party financial institution with a fair value $1.7 million. At December 31, 2015, the Company had $150,000 in cash pledged for collateral on its interest rate swap with the third party financial institution.

Summary information regarding these derivatives is presented below:

		(Amounts in thousands)
	Notional Amount				Fair Value
	December 31,				December 31,
	2016	2015	Interest Rate Paid	Interest Rate Received	2016	2015
Customer interest rate swap
Maturing in 2020	$2,594	$2,680	1 Mo. Libor + Margin	Fixed	$15	$35
Maturing in 2025	5,630	5,921	1 Mo. Libor + Margin	Fixed	101	136
Maturing in 2026	2,178	—	1 Mo. Libor + Margin	Fixed	(29)	—
Maturing in 2027	6,150	—	1 Mo. Libor + Margin	Fixed	210	—
Total	$16,552	$8,601			$297	$171

Third party interest rate swap
Maturing in 2020	$2,594	$2,680	Fixed	1 Mo. Libor + Margin	$(15)	$(35)
Maturing in 2025	5,630	5,921	Fixed	1 Mo. Libor + Margin	(101)	(136)
Maturing in 2026	2,178	—	Fixed	1 Mo. Libor + Margin	29	—
Maturing in 2027	6,150	—	Fixed	1 Mo. Libor + Margin	(210)	—
Total	$16,552	$8,601			$(297)	$(171)

The following table presents the fair values of derivative instruments in the balance sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2016
Interest rate derivatives	Other assets	$297	Other liabilities	$297

December 31, 2015
Interest rate derivatives	Other assets	$171	Other liabilities	$171

NOTE 9 – BENEFIT PLANS

The Bank has a contributory defined contribution retirement plan (401(k) plan) which covers substantially all employees. Total expense under the plan was $349,000 for 2016, $307,000 for 2015 and $284,000 for 2014. The Bank matches participants’ voluntary contributions up to 5% of gross pay. Participants may make voluntary contributions to the plan up to a maximum of $18,000 with an additional $6,000 catch-up deferral for plan participants over the age of 50. The Bank makes bi-weekly contributions to this plan equal to amounts accrued for plan expense.

The Company provides supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10,000 annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrues the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2016, the accumulated liability for these benefits totaled $2.96 million, with $2.44 million accrued for the officers’ plan and $519,000 for the directors’ plan.

The following table reconciles the accumulated liability for the benefit obligation of these agreements:

	(Amounts in thousands)
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$2,760	$2,549	$2,396
Benefit expense	359	369	308
Benefit payments	(162)	(158)	(155)
Ending balance	$2,957	$2,760	$2,549

Supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. The benefit expense, as specified in the agreements for the entire year 2017, is expected to be approximately $386,000. The benefits expected to be paid in the next year are approximately $162,000.

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

	(Amounts in thousands)
	December 31,
	2016	2015	2014
Beginning balance	$856	$616	$614
Expense recorded	23	132	47
Other comprehensive loss (income) recorded	(39)	108	(45)
Ending balance	$840	$856	$616

NOTE 10 - FEDERAL INCOME TAXES

The composition of income tax expense is as follows:

	(Amounts in thousands)
	Years Ended December 31,
	2016	2015	2014
Current	$1,256	$916	$451
Deferred	(129)	303	451
Total	$1,127	$1,219	$902

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $94,000 had been established to offset in its entirety the tax benefits associated with securities sold at a loss that management was able to offset in 2016.

The following is a summary of net deferred taxes included in other assets:

	(Amounts in thousands)
	December 31,
	2016	2015
Gross deferred tax assets:
Allowance for loan and other real estate losses	$1,655	$1,766
Deferred loan origination cost - net	303	314
Impairment loss on securities	48	48
Deferred compensation	1,006	939
AMT credit carryforward	904	704
Unrealized loss on available-for-sale securities	1,499	76
Other items	540	763
Total gross deferred tax assets	5,955	4,610
Valuation allowance	—	(94)
Total net deferred tax assets	5,955	4,516
Gross deferred tax liabilities:
Premises and equipment	(566)	(586)
Other items	(524)	(617)
Total net deferred tax liabilities	(1,090)	(1,203)
Net deferred tax asset	$4,865	$3,313

The Company had a deferred tax asset of $904,000 for credits related to Alternative Minimum Taxes (AMT) as of December 31, 2016. In comparison, the Company had a deferred tax asset of $704,000 for credits related to AMT at December 31, 2015. The AMT credits have an unlimited carry-forward period. No valuation allowance had been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

The following is a reconciliation of the valuation allowance for net deferred tax assets:

	December 31,
	2016	2015
Valuation allowance at beginning of year	$94,000	$94,000
Utilization of capital loss carryover	(94,000)	—
Valuation allowance at end of year	$—	$94,000

The following is a reconciliation between tax expense using the statutory tax rate of 34% and the income tax provision:

	(Amounts in thousands)
	Years Ended December 31,
	2016	2015	2014
Statutory tax expense	$2,039	$1,903	$1,622
Tax effect of non-taxable interest income	(628)	(600)	(609)
Tax effect of earnings on bank-owned life insurance-net	(112)	(115)	(114)
Tax effect of deferred tax valuation reversal	(94)	—	—
Tax effect of low income housing credit	(142)	(54)	(52)
Tax effect of non-deductible expenses	64	85	55
Federal income tax expense	$1,127	$1,219	$902

The related income tax expense on investment securities gains amounted to $142,000 for 2016, $22,000 for 2015 and $311,000 for 2014 and is included in the federal income tax expense.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The provision also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. There were no significant unrecognized tax benefits at December 31, 2016 and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months. No interest or penalties were incurred for income taxes which would have been recorded as a component of income tax expense.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company’s federal and state income tax returns for taxable years through 2012 have been closed for purposes of examination by the Internal Revenue Service and the Ohio Department of Revenue.

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2016 Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$7,988	$—	$7,988	$—
Obligations of states and political subdivisions	66,770	—	66,770	—
U.S. Government-sponsored mortgage-backed securities	79,767	—	79,767	—
U.S. Government-sponsored collateralized mortgage obligations	9,349	—	9,349	—
U.S. Government-guaranteed small business administration pools	11,939	—	11,939	—
Trust preferred securities	825	—	—	825
Regulatory stock	2,581	2,581	—	—
Loans held for sale	4,554	4,554	—	—
Interest rate derivatives	297	—	297	—
LIABILITIES
Interest rate derivatives	$297	$—	$297	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2015 Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$12,623	$—	$12,623	$—
Obligations of states and political subdivisions	51,405	—	51,405	—
U.S. Government-sponsored mortgage-backed securities	69,679	—	69,679	—
U.S. Government-sponsored collateralized mortgage obligations	13,530	—	13,530	—
U.S. Government-guaranteed small business administration pools	2,837	—	2,837	—
Trust preferred securities	778	—	—	778
Regulatory stock	3,049	3,049	—	—
Trading securities	8,134	—	8,134	—
Loans held for sale	4,033	4,033	—	—
Interest rate derivatives	171	—	171	—
LIABILITIES
Interest rate derivatives	$171	$—	$171	$—

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2016, 2015 and 2014. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	December 31,
	2016	2015	2014
	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$778	$779	$10,136
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—	—
Other comprehensive income	67	21	835
Discount accretion (premium amortization)	—	—	7
Sales	—	—	(10,044)
Purchases, issuance, and settlements	(20)	(22)	(155)
Ending balance	$825	$778	$779
Losses included in net income for the period relating to assets held at period end	$—	$—	$—

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

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	December 31,
	2016	2015
Total number of trust preferred securities	2	2
Par value	$1,970	$1,990

Number not considered OTTI	1	1
Par value	$940	$976

Number considered OTTI	1	1
Par value	$1,030	$1,014

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	795	862
Total life-to-date impairment	$935	$1,002

The following table details the one debt security with other-than-temporary impairment, its credit rating at December 31, 2016 and the related loss recognized in earnings:

	(Dollar amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2016	Additions in QTD March 31, 2016	Additions in QTD June 30, 2016	Additions in QTD September 30, 2016	Additions in QTD December 31, 2016	Amount of OTTI related to credit loss at December 31, 2016
Trapeza IX B-1	Caa2/CC	$140	$—	$—	$—	$—	$140

The following table details the one debt security with other-than-temporary impairment, its credit rating at December 31, 2015 and the related losses recognized in earnings:

	(Dollar amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2015	Additions in QTD March 31, 2015	Additions in QTD June 30, 2015	Additions in QTD September 30, 2015	Additions in QTD December 31, 2015	Amount of OTTI related to credit loss at December 31, 2015
Trapeza IX B-1	Ca/CC	$140	$—	$—	$—	$—	$140

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2016 used to evaluate other-than-temporary impairments:

	(Dollar amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$760	$310	$(450)	B2/CCC	90	22.5%	5.33%
Trapeza IX	B-1	860	515	(345)	Caa2/CC	32	13.3	—
Total		$1,620	$825	$(795)

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

The market for these securities at December 31, 2016 and December 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2016;
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

The PreTSL XXIII cash flows are discounted at 15.11% through its maturity date of December 2036 and would have to experience an additional $229 million of nonperforming collateral (of $852 million performing) in order to incur any impairment. The aggregate cash flows for the C-2 tranche are estimated to be $44.2 million on a current principal of $26.2 million. The Trapeza IX cash flows are discounted at 9.69% through its maturity of January 2038 and would experience additional impairment upon further occurrence of nonperforming collateral of $31 million (of $213 million performing). The aggregate cash flows for the B-1 tranche are estimated to be $42.8 million on a current principal of $23.7 million.

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2016 and December 31, 2015, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell.

	(Amounts in thousands)
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,788	$6,788

	(Amounts in thousands)
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$8,800	$8,800

Other real estate owned	$—	$—	$61	$61

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at December 31, 2016 and December 31, 2015 is not material.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$15,351	$15,351	$—	$—	$15,351
Investment securities available-for-sale	179,219	2,581	175,813	825	179,219
Loans held for sale	4,554	4,554	—	—	4,554
Loans, net of allowance for loan losses	414,900	—	—	418,532	418,532
Bank-owned life insurance	17,376	17,376	—	—	17,376
Accrued interest receivable	2,041	2,041	—	—	2,041
Interest rate derivatives	297	—	297	—	297

LIABILITIES:
Demand, savings and money market deposits	$408,983	$408,983	$—	$—	$408,983
Time deposits	130,867	—	—	133,108	133,108
Short-term borrowings	2,702	2,702	—	—	2,702
Federal Home Loan Bank advances - short term	23,000	17,000	—	5,998	22,998
Federal Home Loan Bank advances - long term	17,500	—	—	17,580	17,580
Subordinated debt	5,155	—	—	4,363	4,363
Accrued interest payable	288	288	—	—	288
Interest rate derivatives	297	—	297	—	297

	(Amounts in thousands)
	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$18,496	$18,496	$—	$—	$18,496
Investment securities available-for-sale	153,901	3,049	150,074	778	153,901
Trading securities	8,134	—	8,134	—	8,134
Loans held for sale	4,033	4,033	—	—	4,033
Loans, net of allowance for loan losses	389,060	—	—	393,355	393,355
Bank-owned life insurance	17,328	17,328	—	—	17,328
Accrued interest receivable	1,640	1,640	—	—	1,640
Interest rate derivatives	171	—	171	—	171

LIABILITIES:
Demand, savings and money market deposits	$364,577	$364,577	$—	$—	$364,577
Time deposits	131,827	—	—	134,251	134,251
Short-term borrowings	2,499	2,499	—	—	2,499
Federal Home Loan Bank advances - short term	17,000	12,000	—	4,995	16,995
Federal Home Loan Bank advances - long term	25,000	—	—	25,667	25,667
Subordinated debt	5,155	—	—	4,321	4,321
Accrued interest payable	255	255	—	—	255
Interest rate derivatives	171	—	171	—	171

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2016.

(Amounts in thousands)
	Fair value at December 31, 2016	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$825	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~9.69% to ~15.11%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	6,788	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (50)% Weighted average (29)%

			Liquidation Expenses (2)	Range (0)% to (48)% Weighted average (5)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive loss or income by component net of tax for the years ended December 31, 2016 and 2015.

	(Amounts in thousands)
	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)
Balance as of December 31, 2014	$359	$17
Other comprehensive loss before reclassification	(457)	(108)
Amount reclassified from accumulated other comprehensive loss	(49)	—
Total other comprehensive loss	(506)	(108)
Balance as of December 31, 2015	$(147)	$(91)
Other comprehensive (loss) income before reclassification	(2,454)	39
Amount reclassified from accumulated other comprehensive loss	(308)	—
Total other comprehensive (loss) income	(2,762)	39
Balance as of December 31, 2016	$(2,909)	$(52)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss or income for the years ended December 31, 2016 and 2015.

(Amounts in thousands)
December 31, 2016
	Amount reclassified from accumulated other comprehensive loss (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$466	Investment securities available-for-sale gains, net
	(158)	Federal income tax expense
	$308	Net of tax

(Amounts in thousands)
December 31, 2015
	Amount reclassified from accumulated other comprehensive loss (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$75	Investment securities available-for-sale gains, net
	(26)	Federal income tax expense
	$49	Net of tax

(a) Amounts in parentheses indicate debits to net income.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks and their holding companies (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements, as they currently exceed the fully phased in 2019 requirements.

In addition to the capital requirements for bank holding companies generally, financial holding companies are also required to meet “well-capitalized” requirements of the Federal Reserve Board. A bank holding company or financial holding company that is covered by the Federal Reserve’s Small Bank Holding Company Policy is not required to comply with the consolidated capital requirements, although its bank subsidiaries still must comply with the applicable capital requirements. As a bank holding company with assets of less than $1 billion and meeting certain other requirements, the Company is covered by the Small Bank Holding Company Policy.

At December 31, 2016 and December 31, 2015, actual capital levels and minimum required levels for the Company, if it were not covered by the Small Bank Holding Company Policy, were:

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes
December 31, 2016	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)	$60,631	12.97%	$21,033	4.5%
Tier 1 capital (to risk-weighted assets)	65,631	14.04%	28,044	6.0%
Total capital (to risk-weighted assets)	70,583	15.10%	37,392	8.0%
Tier 1 capital (to average assets)	65,631	10.46%	25,086	4.0%

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes
December 31, 2015	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)	$56,922	12.78%	$20,043	4.5%
Tier 1 capital (to risk-weighted assets)	61,922	13.90%	26,723	6.0%
Total capital (to risk-weighted assets)	67,199	15.09%	35,631	8.0%
Tier 1 capital (to average assets)	61,922	10.62%	23,314	4.0%

Approximately $5.0 million of trust preferred securities outstanding at December 31, 2016 and December 31, 2015, respectively, qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank met all capital requirements to be categorized as "well capitalized" at December 31, 2016 and December 31, 2015.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with whom they are affiliated were loan customers during 2016. The following is an analysis of such loans:

(Amounts in thousands)
Total related-party loans at December 31, 2015	$4,370
New related-party loans	2,599
Repayments or other	(2,686)
Total related-party loans at December 31, 2016	$4,283

Deposits from executive officers, directors, and their affiliates at December 31, 2016 and 2015 were $2.9 million and $2.5 million, respectively.

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

BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2016	2015
ASSETS
Cash	$320	$122
Investment in bank subsidiary	53,759	52,848
Subordinated note from subsidiary bank	6,000	6,000
Other assets	3,700	3,833
Total assets	$63,779	$62,803
LIABILITIES
Other liabilities	$954	$964
Subordinated debt (Note 7)	5,155	5,155
Total liabilities	6,109	6,119
SHAREHOLDERS’ EQUITY
Common stock	23,641	23,641
Additional paid-in capital	20,878	20,833
Retained earnings	21,485	17,851
Accumulated other comprehensive loss	(2,961)	(238)
Treasury stock	(5,373)	(5,403)
Total shareholders’ equity	57,670	56,684
Total liabilities & shareholders’ equity	$63,779	$62,803

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Dividends from bank subsidiary	$1,400	$3,310	$1,013
Interest and dividend income	121	97	93
Other income	60	63	62
Interest on subordinated debt	(112)	(91)	(88)
Other expenses	(497)	(513)	(311)
Income before income tax and equity in undistributed earnings of subsidiaries	972	2,866	769
Income tax benefit	265	133	95
Equity in undistributed earnings of subsidiaries	3,634	1,379	3,005
Net income	$4,871	$4,378	$3,869
Comprehensive income	$2,148	$3,764	$7,133

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flow from operating activities
Net income	$4,871	$4,378	$3,869
Adjustments to reconcile net income to net cash flow from operating activities:
Equity in undistributed net income of subsidiaries	(3,634)	(1,379)	(3,005)
Deferred tax benefit	(15)	(6)	—
Equity compensation	75	—	—
Change in other assets and liabilities	138	(35)	(156)
Net cash flow from operating activities	1,435	2,958	708
Cash deficit from financing activities
Dividends paid	(1,237)	(1,082)	(816)
Treasury shares purchased	—	(1,850)	—
Net cash deficit from financing activities	(1,237)	(2,932)	(816)
Net change in cash	198	26	(108)
Cash
Beginning of year	122	96	204
End of year	$320	$122	$96

NOTE 16 - DIVIDEND RESTRICTIONS

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2017 is $5.0 million plus 2017 profits retained up to the date of the dividend declaration.

NOTE 17 – LITIGATION

The Bank is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

NOTE 18 – STOCK REPURCHASE PROGRAM

On March 24, 2015, the Company’s Board of Directors adopted a Stock Repurchase Program which allowed the Company to repurchase up to 200,000 shares or approximately 4.4% of its 4,527,849 outstanding common shares in the open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Based on the value of the Company’s stock on March 24, 2015, the commitment to repurchase the stock during the program was approximately $3.1 million. The repurchase program terminated on December 31, 2015. As of December 31, 2015, the Company had repurchased 123,066 shares under the program to date. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. On January 26, 2016, the Company’s Board of Directors approved a new program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,404,783 shares outstanding at January 26, 2016, of the Company’s outstanding common stock. This program terminated on December 31, 2016 . The Company did not purchase any shares under this program. On January 24, 2017, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,055 shares outstanding at January 24, 2017, of the Company’s outstanding common stock. This program will terminate on December 31, 2017 or upon purchase of 100,000 shares if earlier or at any time without prior notice.

NOTE 19 – EQUITY COMPENSATION

During 2015, the Company, created the 2015 Omnibus Equity Plan and The Director Equity Plan.

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. There were 13,683 restricted board approved shares granted under the plan in April 2016. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In 2016, compensation expense of $48,000 was recorded in the Consolidated Statements of Income. As of December 31, 2016, there was $161,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan vest in equal thirds on the first three anniversaries of the award date if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over 2.25 years, which is the remainder of the three-year tiered vesting period. There were no shares granted under the plan in 2015.

Granted shares are awarded upon meeting achievement of performance objectives derived from one or more of the performance criteria. The main metrics used include net earnings, earnings per share, return on average assets and equity, share price and other earnings ratios.

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 1,789 board approved shares granted under the plan in April 2016 with immediate vesting.  In 2016, compensation expense of $27,000 was recorded in the Consolidated Statements of Income.

The following is the activity under the two plans during the period ended December 31, 2016:

	Restricted Stock Units
	Units	Price at Grant Date
Nonvested at January 1, 2016	—	$—
Granted	15,472	15.25
Vested	1,789	15.25
Forfeited	—	—
Nonvested at December 31, 2016	13,683	$15.25

NOTE 20 – EXTINGUISHMENT OF DEBT

In January of 2016, the Company paid off two FHLB convertible fixed rate advances totaling $4.5 million with an average rate of 4.01% due in 2017.  The Company incurred prepayment penalties of $242,000, or $160,000 after tax.  The Earnings per Share effect of ($.04) was offset by gains generated on investment securities sales during the same month.  The Company used a combination of alternative wholesale borrowings at a rate of 1.44% and current liquidity to fund the early payoff, for an estimated annual interest expense savings of $130,000.

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

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2016 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonable likely to materially affect, internal control over financial reporting.

Item 9B. Other Information – Not applicable.

PART III

Item l0. Directors, Executive Officers and Corporate Governance

Information relating to this item will be set forth in the Company’s definitive proxy statement to be filed on or about March 29, 2017 in connection with the Annual Meeting of Shareholders to be held May 23, 2017 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees,” “Continuing Directors,” “The Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information relating to executive officers of the Company is set forth in Part I of this Form 10-K.

Item ll. Executive Compensation

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Director Compensation in 2016.”

Item l2. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the caption “Share Ownership of Directors and Executive Officers.”

Information relating to equity compensation is incorporated herein by reference to the information in the Proxy Statement that is set forth under the caption “Outstanding Equity Awards.”

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

CORTLAND BANCORP
Date: March 23, 2017	By:	/s/ James M. Gasior
James M. Gasior
President, Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy K. Woofter	Director and Chairman of the Board	March 23, 2017
Timothy K. Woofter		Date

/s/ James M. Gasior	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2017
James M. Gasior		Date

/s/ Timothy Carney	Director	March 23, 2017
Timothy Carney		Date

/s/ David C. Cole	Director	March 23, 2017
David C. Cole		Date

/s/ J. Martin Erbaugh	Director	March 23, 2017
J. Martin Erbaugh		Date

/s/ James E. Hoffman, III	Director	March 23, 2017
James E. Hoffman, III		Date

/s/ Neil J. Kaback	Director	March 23, 2017
Neil J. Kaback		Date

/s/ Joseph E. Koch	Director	March 23, 2017
Joseph E. Koch		Date

/s/ Joseph P. Langhenry	Director	March 23, 2017
Joseph P. Langhenry		Date

/s/ Thomas P. Perciak	Director	March 23, 2017
Thomas P. Perciak		Date

/s/ Richard B. Thompson	Director	March 23, 2017
Richard B. Thompson		Date

/s/ Anthony R. Vross	Director	March 23, 2017
Anthony R. Vross		Date

/s/ David J. Lucido	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2017
David J. Lucido		Date

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	10-K	3.2	03/24/15

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of November 24, 2015	8-K	10.17	12/01/15

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of November 24, 2015	8-K	10.19	12/01/15

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of November 24, 2015	8-K	10.23	12/01/15

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret dated as of November 24, 2015	8-K	10.25	12/01/15

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.3	12/01/15

10.32	[Reserved]

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

10.33	[Reserved]

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.34	12/01/15

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	08/03/15

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	10-Q	10.36.3	08/11/15

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

10.37.2	Form of incentive stock option award under the 2015 Director Equity Plan	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 1 of Financial Statements

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel – Consent of independent registered public accounting firm				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

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
JOSEPH P. LANGHENRY Managing Principal, Langhenry Venture Partners Investment Firm
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

TIMOTHY CARNEY

Executive Vice President and Chief Operating Officer

DAVID J. LUCIDO

Senior Vice President and Chief Financial Officer

STANLEY P. FERET

Senior Vice President and Chief Lending Officer

THE CORTLAND SAVINGS AND BANKING COMPANY

OFFICERS

JAMES M. GASIOR President and Chief Executive Officer	DAVID J. LUCIDO Senior Vice President and Chief Financial Officer

TIMOTHY CARNEY Executive Vice President and Chief Operating Officer	STANLEY P. FERET Senior Vice President and Chief Lending Officer

KAREN BOSLEY Assistant Vice President Business Banking Officer	LANCE A. MORRISON Vice President General Counsel/Corporate Secretary/Director of Human Resources

DEBORAH L. EAZOR Vice President Operations Manager	J. MICHAEL BRAINARD Vice President Commercial Banking Officer

DANIELLE CANTRELL Vice President Retail, Business Banking and Investment Sales Manager	KEITH MROZEK Vice President Special Assets & Loan Review

MELANIE CHRISTIE Assistant Vice President BSA/Compliance Officer/Director of Security	ROCCO PAGE Vice President Retail Mortgage Banking Officer

JONI EVERSON Vice President Retail Mortgage Banking Officer	MICHAEL KANE Assistant Vice President Market Development Officer

KEITH STINSON Vice President Retail Mortgage Banking Officer	MICHELLE REILLY Vice President, Assistant Treasurer Mortgage Banking/ Funds Management

JOAN M. FRANGIAMORE Vice President Controller	BARBARA R. SANDROCK Vice President Information Systems Manager

KEVIN CULP Vice President Commercial Banking Officer	KAREN SHARP Vice President Retail Mortgage Banking Officer

JOHN HEWITT Vice President Credit Manager	ROBERT MEEK Assistant Vice President Treasury Management/Sales Representative

HEATHER J. BOWSER Assistant Vice President Collection Officer	CARRIE STACKHOUSE Vice President Commercial Banking Officer

BRENT MARAKAS Assistant Vice President Commercial Banking Portfolio Manager	KAREN JINDRA Vice President Retail Mortgage Banking Officer

BRYAN IGNAZIO Assistant Vice President Business Banking Officer	MARK E. TAYLOR Vice President Commercial Banking Officer

KAREN MILLER Assistant Secretary Retail Operations Manager/Retail Training	AMY MANOLIO Vice President Private Bank Officer/Mahoning Valley

MICHAEL LIPKE Vice President Special Assets & Loan Review	JACQUELINE TREHARNE Assistant Vice President Mortgage Operations Manager

JANET K. HOUSER Assistant Vice President Electronic Banking Specialist	SHIRLEY A. WADE Assistant Vice President Executive Secretary

MELISSA MAKI Assistant Vice President Director of Marketing and Communications	JAMES E. WELLINGTON Vice President Retail Mortgage Banking Officer

MARK CHUEY Vice President Retail Mortgage Banking Officer	DARLENE MACK Assistant Vice President Human Resources Manager

NATHANIEL J. MARSHALL Market Vice President Private Bank Officer/Greater Cleveland	STANLEY MAGIELSKI Vice President Commercial Banking Officer

NICOLE WHITSEL Assistant Vice President Risk Manager/Compliance	DAVID BELL Vice President Senior Commercial Banking Officer/Greater Cleveland Team Lead