Form 10-Q
period 2017-03-31
CORTLAND BANCORP INC
filed 2017-05-11
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,433,598 Shares May 4, 2017

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$7,536	$7,021
Interest-earning deposits	8,394	8,330
Total cash and cash equivalents	15,930	15,351
Investment securities available-for-sale (Note 3)	165,099	179,219
Loans held for sale	2,436	4,554
Total loans (Note 4)	397,087	419,768
Less allowance for loan losses (Note 4)	(4,855)	(4,868)
Net loans	392,232	414,900
Premises and equipment	9,315	9,132
Bank-owned life insurance	17,451	17,376
Other assets	17,430	14,652
Total assets	$619,893	$655,184

LIABILITIES
Noninterest-bearing deposits	$111,952	$117,225
Interest-bearing deposits	405,400	422,625
Total deposits	517,352	539,850
Short-term borrowings	2,281	2,702
Federal Home Loan Bank advances - short term	11,000	23,000
Federal Home Loan Bank advances - long term	17,000	17,500
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	9,051	9,307
Total liabilities	561,839	597,514

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2017 and 2016; outstanding shares, 4,434,887 in 2017 and 4,420,255 in 2016	23,641	23,641
Additional paid-in capital	20,899	20,878
Retained earnings	21,822	21,485
Accumulated other comprehensive loss	(2,962)	(2,961)
Treasury stock, at cost, 293,380 shares in 2017 and 308,012 in 2016	(5,346)	(5,373)
Total shareholders’ equity	58,054	57,670
Total liabilities and shareholders’ equity	$619,893	$655,184

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$4,618	$4,386
Interest and dividends on investment securities:
Taxable interest	566	555
Nontaxable interest	469	412
Dividends	27	28
Other interest income	16	12
Total interest income	5,696	5,393
INTEREST EXPENSE
Deposits	586	486
Short-term borrowings	1	1
Federal Home Loan Bank advances - short term	37	15
Federal Home Loan Bank advances - long term	104	164
Subordinated debt	31	26
Total interest expense	759	692
Net interest income	4,937	4,701
PROVISION FOR LOAN LOSSES	—	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,937	4,701
NON-INTEREST INCOME
Fees for customer services	508	515
Investment securities available-for-sale gains, net	9	358
Trading security losses, net	—	(34)
Mortgage banking gains, net	194	349
Earnings on bank-owned life insurance	75	81
Wealth management	7	21
Other non-interest income	107	117
Total non-interest income	900	1,407
NON-INTEREST EXPENSES
Salaries and employee benefits	2,742	2,398
Occupancy and equipment	615	527
State and local taxes	115	112
FDIC insurance	53	81
Professional fees	161	195
Advertising and marketing	102	121
Losses from the extinguishment of debt	—	242
Data processing fees	61	62
Other operating expenses	798	746
Total non-interest expenses	4,647	4,484
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,190	1,624
Federal income tax expense	190	262
NET INCOME	$1,000	$1,362
EARNINGS PER SHARE BASIC AND DILUTED	$0.23	$0.31
CASH DIVIDENDS DECLARED PER SHARE	$0.15	$0.07

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Net income	$1,000	$1,362
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	15	1,146
Tax effect	(5)	(390)
Reclassification adjustment for net gains realized in net income	(9)	(358)
Tax effect	3	122
Total securities available-for-sale	4	520
Change in post-retirement obligations	(5)	13
Total other comprehensive (loss) income	(1)	533
Total comprehensive income	$999	$1,895

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
THREE MONTHS ENDED March 31, 2016

Balance at December 31, 2015	$23,641	$20,833	$17,851	$(238)	$(5,403)	$56,684
Net income	—	—	1,362	—	—	1,362
Other comprehensive income	—	—	—	533	—	533
Cash dividend declared ($0.07 per share)	—	—	(309)	—	—	(309)
Balance at March 31, 2016	$23,641	$20,833	$18,904	$295	$(5,403)	$58,270

THREE MONTHS ENDED March 31, 2017

Balance at December 31, 2016	$23,641	$20,878	$21,485	$(2,961)	$(5,373)	$57,670
Net income	—	—	1,000	—	—	1,000
Other comprehensive loss	—	—	—	(1)	—	(1)
Cash dividend declared ($0.15 per share)	—	—	(663)	—	—	(663)
Equity compensation	—	21	—	—	27	48
Balance at March 31, 2017	$23,641	$20,899	$21,822	$(2,962)	$(5,346)	$58,054

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2017	2016
Net cash flow (deficit) from operating activities	$1,221	$(25)
Cash flow from investing activities
Purchases of available-for-sale securities	(6,421)	(35,045)
Proceeds from sale of available-for-sale securities	15,725	26,505
Proceeds from call, maturity and principal payments on available-for-sale securities	4,357	5,287
Net decrease in loans made to customers	22,188	20,405
Proceeds from sale of other real estate	—	61
Proceeds from bank-owned life insurance	—	280
Purchases of premises and equipment	(409)	(31)
Net cash flow from investing activities	35,440	17,462
Cash deficit from financing activities
Net decrease in deposit accounts	(22,498)	(14,463)
Net change in short term borrowings	(421)	1,109
Net change in Federal Home Loan Bank advances - short term	(12,000)	(5,000)
Repayments of Federal Home Loan Bank advances - long term	(4,500)	(4,500)
Proceeds from Federal Home Loan Bank advances - long term	4,000	—
Dividends paid	(663)	(309)
Net cash deficit from financing activities	(36,082)	(23,163)
Net change in cash and cash equivalents	579	(5,726)
Cash and cash equivalents
Beginning of period	15,351	18,496
End of period	$15,930	$12,770
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$752	$678
Transfer of loans to other real estate owned	$480	$47

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2016, included in our Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheets at December 31, 2016, has been derived from the audited Consolidated Balance Sheets but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain items contained in the 2016 financial statements have been reclassified to conform to the presentation for 2017. Such reclassifications had no effect on the net results of operations or shareholders’ equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after
December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  This Update is not expected to have a significant impact on the Company’s financial statements. Based on leases outstanding at March 31, 2017, we anticipate total assets and total liabilities will increase by less than 1% as the result of additional leases being recognized on our balance sheet. Decisions to repurchase, modify, or renew leases prior to the implementation date will impact the results of the Company’s final analysis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU adds an SEC paragraph to the Codification following an SEC Staff Announcement about applying Staff Accounting Bulletin (SAB) Topic 11.M. Specifically this announcement applies to ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. A registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments in this Update are effective immediately. The required disclosures have been included in Footnote 2.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20.  The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control.  There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized.  The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.  For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.  The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments.  There are also increased disclosure requirements for investments in master trusts.  The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. This Update is not expected to have a significant impact on the Company’s financial statements.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

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

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$8,170	$25	$182	$8,013
Obligations of states and political subdivisions	63,847	460	1,909	62,398
U.S. Government-sponsored mortgage-backed securities	74,307	30	1,516	72,821
U.S. Government-sponsored collateralized mortgage obligations	7,425	—	126	7,299
U.S. Government-guaranteed small business administration pools	11,552	—	392	11,160
Trust preferred securities	1,619	—	792	827
Total debt securities	166,920	515	4,917	162,518
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	2,581	—	—	2,581
Total investment securities available-for-sale	$169,501	$515	$4,917	$165,099

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$8,165	$3	$180	$7,988
Obligations of states and political subdivisions	68,219	582	2,031	66,770
U.S. Government-sponsored mortgage-backed securities	81,281	32	1,546	79,767
U.S. Government-sponsored collateralized mortgage obligations	9,504	—	155	9,349
U.S. Government-guaranteed small business administration pools	12,255	1	317	11,939
Trust preferred securities	1,620	—	795	825
Total debt securities	181,044	618	5,024	176,638
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	2,581	—	—	2,581
Total investment securities available-for-sale	$183,625	$618	$5,024	$179,219

Trading securities were an investment in obligations of states and political subdivisions, government and agency bonds, short-term government bonds and include cash equivalent investments for trading liquidity. In the second quarter of 2016, management decided to cease its trading activities and liquidated the investments that were in the trading account.  The interest rates and economic environment mitigated the opportunities to generate revenues with a trading strategy. At March 31, 2017 and December 31, 2016, the trading account was fully liquidated. Both realized and unrealized gains and losses are included in the Consolidated Statements of Income as shown in the following table.

(Amounts in thousands)
Three Months Ended
March 31,
2016
Unrealized gains	$9
Unrealized losses	(34)
Net unrealized losses	(25)
Net realized losses	(9)
Trading securities losses, net	$(34)

The amortized cost and fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	829	855
Due after five years through ten years	15,201	15,243
Due after ten years	69,158	66,300
Total	85,188	82,398
U.S. Government-sponsored mortgage-backed and related securities	81,732	80,120
Total debt securities	$166,920	$162,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2017	2016
Proceeds on securities sold	$15,725	$26,505
Gross realized gains	146	435
Gross realized losses	137	77

Investment securities with a carrying value of approximately $105.4 million at March 31, 2017 and $111.5 million at December 31, 2016 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at March 31, 2017:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$4,818	$182	$—	$—	$4,818	$182
Obligations of states and political subdivisions	40,122	1,901	449	8	40,571	1,909
U.S. Government-sponsored mortgage-backed securities	55,549	1,277	7,786	239	63,335	1,516
U.S. Government-sponsored collateralized mortgage obligations	7,299	126	—	—	7,299	126
U.S. Government-guaranteed small business administration pools	11,160	392	—	—	11,160	392
Trust preferred securities	—	—	827	792	827	792
Total	$118,948	$3,878	$9,062	$1,039	$128,010	$4,917

The above table comprises 113 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at December 31, 2016:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$7,643	$180	$—	$—	$7,643	$180
Obligations of states and political subdivisions	41,668	2,031	—	—	41,668	2,031
U.S. Government-sponsored mortgage-backed securities	68,386	1,487	2,044	59	$70,430	1,546
U.S. Government-sponsored collateralized mortgage obligations	9,350	155	—	—	9,350	155
U.S. Government-guaranteed small business administration pools	8,757	317	—	—	$8,757	317
Trust preferred securities	—	—	825	795	825	795
Total	$135,804	$4,170	$2,869	$854	$138,673	$5,024

The above table comprises 122 investment securities where the fair value is less than the related amortized cost.

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations of states

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and political subdivisions, U.S. Government-sponsored mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations and U.S. Government-guaranteed small business administration pools were caused by changes in market rates and related spreads. The significant increase in unrealized losses beginning in 2016 is a direct result of the spike in interest rates immediately following the election results. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

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

As more fully disclosed in Note 9, the Company assessed the impairment of trust preferred securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no OTTI loss recognized in the three months ended March 31, 2017 and 2016.

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$140	$140
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—
Additional credit losses on debt securities for which other-than- temporary impairment was previously recognized	—	—
Sale of debt securities	—	—
Ending balance	$140	$140

At March 31, 2017 and December 31, 2016, there were $827,000 and $825,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at March 31, 2017. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	March 31, 2017		December 31, 2016
	Balance	%	Balance	%
Commercial	$64,555	16.3	$96,281	22.9
Commercial real estate	245,875	61.9	238,692	56.9
Residential real estate	58,976	14.8	57,008	13.6
Consumer - home equity	24,573	6.2	25,061	6.0
Consumer - other	3,108	0.8	2,726	0.6
Total loans	$397,087		$419,768

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
March 31, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,394	$3,072	$163	$150	$89	$4,868
Loan charge-offs	—	(93)	—	—	(44)	(137)
Recoveries	108	—	—	2	14	124
Net loan recoveries (charge-offs)	108	(93)	—	2	(30)	(13)
Provision charged to operations	(256)	247	(21)	(4)	34	—
Balance at end of period	$1,246	$3,226	$142	$148	$93	$4,855

	(Amounts in thousands)
March 31, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,977	$2,926	$153	$52	$86	$5,194
Loan charge-offs	—	—	—	—	(39)	(39)
Recoveries	—	1	—	4	20	25
Net loan recoveries (charge-offs)	—	1	—	4	(19)	(14)
Provision charged to operations	8	(24)	1	(3)	18	—
Balance at end of period	$1,985	$2,903	$154	$53	$85	$5,180

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at March 31, 2017 and December 31, 2016:

	(Amounts in thousands)
March 31, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$178	$—	$—	$—	$178
Collectively evaluated for impairment	1,246	3,048	142	148	93	4,677
Total ending allowance balance	$1,246	$3,226	$142	$148	$93	$4,855
Loan Portfolio:
Individually evaluated for impairment	$93	$6,021	$—	$—	$—	$6,114
Collectively evaluated for impairment	64,462	239,854	58,976	24,573	3,108	390,973
Total ending loans balance	$64,555	$245,875	$58,976	$24,573	$3,108	$397,087

	(Amounts in thousands)
December 31, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$178	$—	$—	$—	$178
Collectively evaluated for impairment	1,394	2,894	163	150	89	4,690
Total ending allowance balance	$1,394	$3,072	$163	$150	$89	$4,868
Loan Portfolio:
Individually evaluated for impairment	$106	$6,860	$—	$—	$—	$6,966
Collectively evaluated for impairment	96,175	231,832	57,008	25,061	2,726	412,802
Total ending loans balance	$96,281	$238,692	$57,008	$25,061	$2,726	$419,768

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The decrease in commercial loan balances from year-end was due in part to 60-day or less term commercial loans for a total of $29.7 million that closed in December 2016 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2017. The decrease in the allowance for commercial loans is due to net recoveries of $108,000 and the decrease in the historical factor. The increase in the provision for commercial real estate loans is due mainly to an increase in the historical factor along with an increase in loan charge-offs. The amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off, which impacted home equity and consumer loans as well as commercial real estate loans.

The following tables represent credit exposures by internally assigned grades for March 31, 2017 and December 31, 2016. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of March 31, 2017 and December 31, 2016:

	(Amounts in thousands)
	Commercial	Commercial real estate
March 31, 2017
Pass	$45,817	$210,455
Special Mention	15,366	28,370
Substandard	3,372	7,050
Doubtful	—	—
Ending Balance	$64,555	$245,875

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2016
Pass	$80,644	$208,337
Special Mention	12,836	22,633
Substandard	2,801	7,722
Doubtful	—	—
Ending Balance	$96,281	$238,692

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of consumer credit exposure as of March 31, 2017 and December 31, 2016:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
March 31, 2017
Performing	$57,719	$24,522	$3,108
Nonperforming	1,257	51	—
Total	$58,976	$24,573	$3,108

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2016
Performing	$55,743	$25,006	$2,726
Nonperforming	1,265	55	—
Total	$57,008	$25,061	$2,726

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

The following table is a summary of classes of loans on non-accrual status as of March 31, 2017 and December 31, 2016:

	(Amounts in thousands)
	March 31, 2017	December 31, 2016
Commercial	$—	$—
Commercial real estate	1,757	1,458
Residential real estate	1,257	1,265
Consumer:
Consumer - home equity	51	55
Consumer - other	—	—
Total	$3,065	$2,778

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

There were no loans modified as TDRs for the three months ended March 31, 2017 and 2016. None of the loans that were approved as TDR’s in 2015 or 2016 have subsequently defaulted in the three month periods ended March 31, 2016 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is an aging analysis of the recorded investment of past due loans as of March 31, 2017 and December 31, 2016:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2017
Commercial	$54	$—	$—	$54	$64,501	$64,555	$—
Commercial real estate	28	—	1,648	1,676	244,199	245,875	—
Residential real estate	90	58	1,131	1,279	57,697	58,976	—
Consumer:
Consumer - home equity	19	—	51	70	24,503	24,573	—
Consumer - other	12	—	—	12	3,096	3,108	—
Total	$203	$58	$2,830	$3,091	$393,996	$397,087	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2016
Commercial	$377	$—	$—	$377	$95,904	$96,281	$—
Commercial real estate	1,189	83	1,347	2,619	236,073	238,692	—
Residential real estate	58	9	1,184	1,251	55,757	57,008	—
Consumer:
Consumer - home equity	—	46	55	101	24,960	25,061	—
Consumer - other	13	—	—	13	2,713	2,726	—
Total	$1,637	$138	$2,586	$4,361	$415,407	$419,768	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2017 and December 31, 2016. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three months ended March 31, 2017 and 2016.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2017
With no related allowance recorded:
Commercial	$93	$93	$—
Commercial real estate	5,547	5,748	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	474	474	178
Total:
Commercial	$93	$93	$—
Commercial real estate	$6,021	$6,222	$178

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded:
Commercial	$106	$106	$—
Commercial real estate	5,681	5,789	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	1,179	1,179	178
Total:
Commercial	$106	$106	$—
Commercial real estate	$6,860	$6,968	$178

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2017
With no related allowance recorded:
Commercial	$97	$2
Commercial real estate	5,603	74
With an allowance recorded:
Commercial	—	—
Commercial real estate	941	6
Total:
Commercial	$97	$2
Commercial real estate	$6,544	$80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2016
With no related allowance recorded:
Commercial	$223	$3
Commercial real estate	7,183	83
With an allowance recorded:
Commercial	1,113	—
Commercial real estate	1,233	24
Total:
Commercial	$1,336	$3
Commercial real estate	$8,416	$107

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

	Three Months Ended
	March 31,
	2017	2016
Net income (amounts in thousands)	$1,000	$1,362

Weighted average common shares outstanding	4,406,646	4,404,783
Net effect of dilutive common share equivalents	4,528	—
Adjusted average shares outstanding-dilutive	4,411,174	4,404,783

Basic earnings per share	$0.23	$0.31
Diluted earnings per share	$0.23	$0.31

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2017 and December 31, 2016 were 2.58% and 2.41%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	March 31, 2017	December 31, 2016
Commitments to extend credit:
Fixed rate	$29,701	$18,709
Variable rate	49,441	57,176
Standby letters of credit	3,512	412

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	March 31, 2017	December 31, 2016
Overdraft protection available on depositors' accounts	$9,682	$9,655
Balance of overdrafts included in loans	63	80
Average daily balance of overdrafts	122	105
Average daily balance of overdrafts as a percentage of available	1.26%	1.09%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2017 and December 31, 2016, the Company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third party financial institution with a fair value of $1.6 million at March 31, 2017 and $1.7 million at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2017	December 31, 2016	Interest Rate Paid	Interest Rate Received	March 31, 2017	December 31, 2016
Customer interest rate swap
Maturing in 2020	$2,571	$2,594	1 Mo. Libor + Margin	Fixed	$5	$15
Maturing in 2025	5,546	5,630	1 Mo. Libor + Margin	Fixed	74	101
Maturing in 2026	2,150	2,178	1 Mo. Libor + Margin	Fixed	(37)	(29)
Maturing in 2027	9,450	6,150	1 Mo. Libor + Margin	Fixed	218	210
Total	$19,717	$16,552			$260	$297

Third party interest rate swap
Maturing in 2020	$2,571	$2,594	Fixed	1 Mo. Libor + Margin	$(5)	$(15)
Maturing in 2025	5,546	5,630	Fixed	1 Mo. Libor + Margin	(74)	(101)
Maturing in 2026	2,150	2,178	Fixed	1 Mo. Libor + Margin	37	29
Maturing in 2027	9,450	6,150	Fixed	1 Mo. Libor + Margin	(218)	(210)
Total	$19,717	$16,552			$(260)	$(297)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2017
Interest rate derivatives	Other assets	$260	Other liabilities	$260

December 31, 2016
Interest rate derivatives	Other assets	$297	Other liabilities	$297

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at March 31, 2017 Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$8,013	$—	$8,013	$—
Obligations of states and political subdivisions	62,398	—	62,398	—
U.S. Government-sponsored mortgage-backed securities	72,821	—	72,821	—
U.S. Government-sponsored collateralized mortgage obligations	7,299	—	7,299	—
U.S. Government-guaranteed small business administration pools	11,160	—	11,160	—
Trust preferred securities	827	—	—	827
Regulatory stock	2,581	2,581	—	—
Loans held for sale	2,436	2,436	—	—
Interest rate derivatives	260	—	260	—

LIABILITIES
Interest rate derivatives	$260	$—	$260	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2016 Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$7,988	$—	$7,988	$—
Obligations of states and political subdivisions	66,770	—	66,770	—
U.S. Government-sponsored mortgage-backed securities	79,767	—	79,767	—
U.S. Government-sponsored collateralized mortgage obligations	9,349	—	9,349	—
U.S. Government-guaranteed small business administration pools	11,939	—	11,939	—
Trust preferred securities	825	—	—	825
Regulatory stock	2,581	2,581	—	—
Loans held for sale	4,554	4,554	—	—
Interest rate derivatives	297	—	297	—

LIABILITIES
Interest rate derivatives	$297	$—	$297	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2017 and 2016. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2017	2016
	Trust preferred securities	Trust preferred securities
Beginning balance	$825	$778
Net realized/unrealized losses included in:
Noninterest income	—	—
Other comprehensive income (loss)	3	(48)
Discount accretion (premium amortization)	—	—
Sales	—	—
Purchases, issuance, and settlements	(1)	(4)
Ending balance	$827	$726
Losses included in net income for the period relating to assets held at period end	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	March 31, 2017	December 31, 2016
Total number of trust preferred securities	2	2
Par value	$1,969	$1,970

Number not considered OTTI	1	1
Par value	$933	$940

Number considered OTTI	1	1
Par value	$1,036	$1,030

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	792	795
Total life-to-date impairment	$932	$935

The following table details the one debt security with other-than-temporary impairment, its credit rating at March 31, 2017 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2017	Additions in QTD March 31, 2017	Amount of OTTI related to credit loss at March 31, 2017
Trapeza IX B-1	Caa2/CC	$140	$—	$140
Total		$140	$—	$140

The following table details the one debt security with other-than-temporary impairment, its credit ratings at March 31, 2016 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2016	Additions in QTD March 31, 2016	Amount of OTTI related to credit loss at March 31, 2016
Trapeza IX B-1	Caa2/CC	$140	$—	$140
Total		$140	$—	$140

The following table provides additional information related to the Company’s trust preferred securities as of March 31, 2017 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$759	$309	$(450)	B2/CCC	90	22.5%	5.48%
Trapeza IX	B-1	860	518	(342)	Caa2/CC	32	13.3	—
Total		$1,619	$827	$(792)

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

The market for these securities at March 31, 2017 and December 31, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as new issuance is essentially nonexistent. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2017;
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

The PreTSL XXIII cash flows are discounted at 15.21% through its maturity date of December 2036 and would have to experience an additional $229 million of nonperforming collateral (of $852 million performing) in order to incur any impairment. The aggregate cash flows for the C-2 tranche are estimated to be $43.7 million on a current principal of $26.1 million. The Trapeza IX B-1 cash flows are discounted at 9.60% through its maturity of January 2038 and would experience additional impairment upon further occurrence of nonperforming collateral of $31 million (of $212.7 million performing). The aggregate cash flows for the B-1 tranche are estimated to be $42.8 million on a current principal of $23.8 million.

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the asset valuation is classified as Level 3 inputs. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell.

	(Amounts in thousands)
	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,936	$5,936

Other real estate owned	—	—	480	480

	(Amounts in thousands)
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,788	$6,788

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at March 31, 2017 and December 31, 2016 is not material.

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$15,930	$15,930	$—	$—	$15,930
Investment securities available-for-sale	165,099	2,581	161,691	827	165,099
Loans held for sale	2,436	2,436	—	—	2,436
Loans, net of allowance for loan losses	392,232	—	—	395,299	395,299
Bank-owned life insurance	17,451	17,451	—	—	17,451
Accrued interest receivable	2,010	2,010	—	—	2,010
Interest rate derivatives	260	—	260	—	260

LIABILITIES:
Demand, savings and money market deposits	$384,742	$384,742	$—	$—	$384,742
Time deposits	132,610	—	—	134,442	134,442
Short term borrowings	2,281	2,281	—	—	2,281
Federal Home Loan Bank advances - short term	11,000	3,000	—	7,991	10,991
Federal Home Loan Bank advances - long term	17,000	—	—	17,023	17,023
Subordinated debt	5,155	—	—	4,504	4,504
Accrued interest payable	296	296	—	—	296
Interest rate derivatives	260	—	260	—	260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$15,351	$15,351	$—	$—	$15,351
Investment securities available-for-sale	179,219	2,581	175,813	825	179,219
Loans held for sale	4,554	4,554	—	—	4,554
Loans, net of allowance for loan losses	414,900	—	—	418,532	418,532
Bank-owned life insurance	17,376	17,376	—	—	17,376
Accrued interest receivable	2,041	2,041	—	—	2,041
Interest rate derivatives	297	—	297	—	297

LIABILITIES:
Demand, savings and money market deposits	$408,983	$408,983	$—	$—	$408,983
Time deposits	130,867	—	—	133,108	133,108
Short term borrowings	2,702	2,702	—	—	2,702
Federal Home Loan Bank advances - short term	23,000	17,000	—	5,998	22,998
Federal Home Loan Bank advances - long term	17,500	—	—	17,580	17,580
Subordinated debt	5,155	—	—	4,363	4,363
Accrued interest payable	288	288	—	—	288
Interest rate derivatives	297	—	297	—	297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2017:

	(Amounts in thousands)
	Fair value at March 31, 2017	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$827	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~9.60% to ~15.21%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	5,936	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (50)% Weighted average (28)%

			Liquidation Expenses (2)	Range (0)% to (48)% Weighted average (5)%

Other real estate owned	480	Appraisal of Collateral (1), (3)	Appraisal Adjustments (2)	0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2016:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2017 and 2016:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2017		2016
	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)
Beginning balance	$(2,909)	$(52)	$(147)	$(91)
Other comprehensive income (loss) before reclassification	10	(5)	756	13
Amount reclassified from accumulated other comprehensive income (loss)	(6)	—	(236)	—
Total other comprehensive income (loss)	4	(5)	520	13
Ending balance	$(2,905)	$(57)	$373	$(78)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income or loss for the three months ended March 31, 2017 and 2016:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2017	2016
	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive loss (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$9	$358	Investment securities available-for-sale gains, net
	(3)	(122)	Federal income tax expense
	$6	$236	Net of tax

(a) Amounts in parentheses indicate debits to net income.

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$840	$856
Expense recorded	13	6
Other comprehensive income (loss) recorded	5	(13)
Ending balance	$858	$849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.) Stock Repurchase Program:

On January 26, 2016, the Company’s Board of Directors approved a program which allows the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,404,783 shares outstanding at January 26, 2016, of the Company’s outstanding common stock. This program terminated on December 31, 2016. The Company did not purchase any shares under this program. On January 24, 2017, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,055 shares outstanding at January 24, 2017, of the Company’s outstanding common stock. This program will terminate on December 31, 2017 or upon purchase of 100,000 shares if earlier or at any time without prior notice. The Company did not purchase any shares under this program to date. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on March 31, 2017, the commitment to repurchase the stock over the program is approximately $1.9 million.

13.) Short-Term Borrowings:

The following table provides additional detail regarding short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At March 31, 2017	At December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$2,755	$2,898
Total collateral carrying value	$2,755	$2,898
Total short-term borrowings	$2,281	$2,702

14.) Equity Compensation:

During 2015, the Company, created the 2015 Omnibus Equity Plan and The Director Equity Plan.

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing stockholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. There were 12,976 restricted board approved shares granted under the plan in March 2017 and 13,683 restricted board approved shares granted under the plan in April 2016. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first quarter of 2017, $18,000 was recorded in the Consolidated Statements of Income. There was none recorded in the first quarter of 2016. As of March 31, 2017, there was $380,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan and at December 31, 2016 there was $161,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan vest in equal thirds on the first three anniversaries of the award date if the employee remains employed with Cortland Bancorp. The remaining expense is expected to be recognized over the next 36 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Granted shares are awarded upon meeting achievement of performance objectives derived from one or more of the performance criteria. The main metrics used include earnings per share and total shareholder return.

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 1,656 board approved shares granted under the plan in March 2017 with immediate vesting, and 1,789 board approved shares granted under the plan in April 2016 with immediate vesting.  In the first quarter of 2017, $30,000 was recorded in the Consolidated Statements of Income. There was none recorded in the first quarter of 2016.

The following is the activity under the two plans during the three months ended March 31, 2017:

	Restricted Stock Units
	Units	Price at Grant Date
Nonvested at January 1, 2017	13,683	$15.25
Granted	14,632	18.25
Vested	1,656	18.25
Forfeited	—	—
Nonvested at March 31, 2017	26,659	$16.71

15.) Extinguishment of Debt:

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

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	MARCH 31, 2017			DECEMBER 31, 2016			MARCH 31, 2016
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$6,745	$16	0.96%	$8,895	$11	0.51%	$7,967	$12	0.58%
Investment securities available for sale and trading (1) (2) (3)	173,842	1,295	2.99%	178,140	1,237	2.79%	157,807	1,208	3.07%
Loans (1) (2) (3)	410,307	4,622	4.53%	396,071	4,746	4.77%	384,836	4,391	4.57%
Total interest-earning assets	590,894	$5,933	4.04%	583,106	$5,994	4.10%	550,610	$5,611	4.08%
Cash and due from banks	7,461			7,913			7,753
Bank premises and equipment	9,245			9,086			9,135
Other assets	24,714			25,722			25,508
Total non-interest-earning assets	41,420			42,721			42,396
Total assets	$632,314			$625,827			$593,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$162,117	$147	0.37%	$150,032	$132	0.35%	$129,435	$91	0.28%
Savings	114,204	21	0.07%	112,297	20	0.07%	114,321	18	0.06%
Time	133,433	418	1.27%	133,982	405	1.20%	134,530	377	1.12%
Total interest-bearing deposits	409,754	586	0.58%	396,311	557	0.56%	378,286	486	0.52%
Other borrowings	39,458	142	1.47%	36,989	176	1.89%	34,301	180	2.11%
Subordinated debt	5,155	31	2.44%	5,155	31	2.32%	5,155	26	1.98%
Total interest-bearing liabilities	454,367	$759	0.68%	438,455	$764	0.69%	417,742	$692	0.66%
Demand deposits	110,305			116,066			106,829
Other liabilities	9,968			11,981			10,997
Shareholders' equity	57,674			59,325			57,438
Total liabilities and shareholders' equity	$632,314			$625,827			$593,006
Net interest income		$5,174			$5,230			$4,919
Net interest rate spread (4)			3.36%			3.41%			3.42%
Net interest margin (5)			3.52%			3.58%			3.58%
Ratio of interest-earning assets to interest-bearing liabilities			1.30			1.33			1.32

(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $4,000 and $233,000, respectively, for March 31, 2017; $3,000 and $229,000, respectively, for December 31, 2016; and $5,000 and $213,000, respectively, for March 31, 2016.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2017	2016	2016	2016	2016
SUMMARY OF OPERATIONS
Total interest income	$5,696	$5,762	$5,660	$5,740	$5,393
Total interest expense	(759)	(764)	(743)	(719)	(692)
NET INTEREST INCOME (NII)	4,937	4,998	4,917	5,021	4,701
Provision for loan losses	—	—	(50)	—	—
NII after loss provision	4,937	4,998	4,867	5,021	4,701
Investment securities gains	9	8	83	4	324
Mortgage banking gains	194	93	341	465	349
Other income	697	804	696	696	734
Total non-interest expense	(4,647)	(4,489)	(4,479)	(4,734)	(4,484)
Income before tax expense	1,190	1,414	1,508	1,452	1,624
Federal income tax expense	190	273	313	279	262
Net income	$1,000	$1,141	$1,195	$1,173	$1,362

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.23	$0.26	$0.27	$0.27	$0.31
Book value	13.09	13.05	13.65	13.67	13.23
Cash dividends declared per share	0.15	0.07	0.07	0.07	0.07

BALANCE SHEET DATA
Assets	$619,893	$655,184	$621,162	$606,361	$590,393
Investments	165,099	179,219	164,138	163,796	166,043
Loans	397,087	419,768	395,763	384,058	373,788
Allowance for loan losses	4,855	4,868	4,915	4,860	5,180
Deposits	517,352	539,850	508,452	488,675	481,941
Borrowings	35,436	48,357	41,968	41,942	41,263
Shareholders' equity	58,054	57,670	60,334	60,223	58,270

AVERAGE BALANCES
Assets	$632,314	$625,827	$611,465	$602,749	$593,006
Investments	173,842	178,140	163,467	167,255	157,807
Loans	407,680	390,496	391,553	379,274	381,224
Deposits	520,059	512,377	497,565	492,432	485,115
Borrowings	44,613	42,144	42,822	41,343	39,456
Shareholders' equity	57,674	59,325	60,033	58,878	57,438

ASSET QUALITY RATIOS
Net recoveries (charge-offs)	$(13)	$(47)	$5	$(320)	$(14)
Net recoveries (charge-offs) as a percentage of average total loans	(0.01)%	(0.05)%	0.01%	(0.34)%	(0.01)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.78%	1.04%	1.12%	1.12%	1.63%
Nonperforming loans	$7,421	$8,286	$8,299	$8,545	$11,306
Nonperforming securities	827	825	726	715	725
Other real estate owned	480	—	57	58	60
Total nonperforming assets	$8,728	$9,111	$9,082	$9,318	$12,091
Nonperforming assets as a percentage of:
Total assets	1.41%	1.39%	1.46%	1.54%	2.05%
Equity plus allowance for loan losses	13.87	14.57	13.92	14.32	19.06
Tier I capital	13.22	13.88	14.02	14.54	19.20

FINANCIAL RATIOS
Return on average equity	6.94%	7.69%	7.96%	7.97%	9.49%
Return on average assets	0.63	0.73	0.78	0.78	0.92
Efficiency ratio	76.63	73.13	72.42	73.84	71.13
Effective tax rate	15.97	19.31	20.76	19.21	16.13
Net interest margin	3.52	3.58	3.63	3.77	3.58

(1) Basic earnings per common share are based on weighted average shares outstanding. Diluted earnings per share is after consideration of common stock equivalent. Cash dividends per common share are based on actual dividends declared. Book value per common share is based on shares outstanding at each period end.

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of March 31, 2016 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2016. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	March 31, 2017	December 31, 2016	March 31, 2016
Loans:
Commercial	$64,555	$96,281	$61,155
Commercial real estate	245,875	238,692	238,596
Residential real estate	58,976	57,008	46,803
Consumer - home equity	24,573	25,061	23,363
Consumer - other	3,108	2,726	3,871
Total loans	$397,087	$419,768	$373,788
Total earning assets	$573,016	$611,871	$549,510
Total assets	$619,893	$655,184	$590,393
Deposits:
Noninterest-bearing deposits	$111,952	$117,225	$109,188
Interest-bearing demand deposits	272,790	291,758	238,915
Time deposits	132,610	130,867	133,838
Total deposits	$517,352	$539,850	$481,941
Total interest bearing liabilities	$440,836	$470,982	$414,016

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $573.0 million at March 31, 2017, a decrease of 6.4% from the December 31, 2016 balance of $611.9 million. The decrease from December 31, 2016 was mainly due to a decrease in loans of $22.7 million, and a decrease of $14.1 million in investment securities. Earning assets increased 4.3% from the March 31, 2016 balance of $549.5 million, which was due mainly to an increase in loans of $23.3 million. Total assets of $619.9 million at March 31, 2017 decreased by $35.3 million, or 5.4%, from the asset total of $655.2 million at December 31, 2016, and increased $29.5 million, or 5.0%, from the asset total of $590.4 million at March 31, 2016.

At March 31, 2017, the investment securities available-for-sale portfolio was $165.1 million compared to $179.2 million at December 31, 2016, a decrease of $14.1 million, or 7.9%. Investment securities available-for-sale represented 28.8% of earning assets at March 31, 2017, compared to 29.3% at December 31, 2016. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 31.9% of each deposit dollar at March 31, 2017, down from 33.2% of year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses, net of tax, of $2.9 million at March 31, 2017, and December 31, 2016.

Loans held for sale decreased by $2.2 million to $2.4 million from $4.6 million at December 31, 2016, reflecting the seasonality of the mortgage loan activity.

Total loans at March 31, 2017 were $397.1 million compared to $419.8 million at December 31, 2016, a 5.4% decrease, and $373.8 million at March 31, 2016, a 6.2% increase. Year-end loan balances included 60-day or less term commercial loans totaling $29.7 million that closed in December 2016 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2017. Excluding these seasonal loans at December 31, 2016, total loans actually increased $6.9 million, or 1.8% through March 31, 2017. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 69.7% as of March 31, 2017, 69.3% as of December 31, 2016 and 68.8% as of March 31, 2016. The total loan-to-deposit ratio was 77.2% at March 31, 2017, 78.6% at December 31, 2016 and 78.4% at March 31, 2016.

The allowance for loan losses of $4.9 million represented approximately 1.2% of outstanding loans at March 31, 2017 and December 31, 2016. The allowance for loan losses at March 31, 2016 of $5.2 million represented approximately 1.4% of outstanding loans.  The decrease in the allowance in 2016 was due in part to the favorable outcome of a credit relationship that had specific reserves allocated prior to the third quarter of 2016.

During the first three months, loan charge-offs were $137,000 in 2017 compared to $39,000 for the same period in 2016, while the recovery of previously charged-off loans amounted to $124,000 in 2017 and $25,000 in 2016. The net charge-offs represent less than 10 basis points of average loans for 2017 and 2016. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $3.1 million at March 31, 2017, which is comparable to the $2.8 million at December 31, 2016, or 0.8% and 0.7%, respectively, of total loans, and lower than $4.9 million, or 1.3%, of total loans at March 31, 2016. The decrease in nonaccrual loans from the previous year was also attributable to the favorable outcome of a credit relationship that was in nonaccrual.

Bank-owned life insurance had a cash surrender value of $17.5 million at March 31, 2017 and $17.4 December 31, 2016. Comprising approximately 25% of capital, management does not intend to make any significant insurance purchases.

Other assets increased to $17.4 million at March 31, 2017 from $14.7 million at December 31, 2016. At March 31, 2017, a $4.1 million investment in a partnership fund is included in other assets compared to $4.2 million at December 31, 2016, with an offsetting $2.5 million at March 31, 2017 and December 31, 2016 in other liabilities, which is the commitment to fund this affordable housing investment. Also included in other assets is an investment of $4.2 million into a privately managed pooled fund of small business administration loans at March 31, 2017 and $2.0 million at December 31, 2016.

Noninterest-bearing deposits measured $112.0 million at March 31, 2017 compared to $117.2 million at December 31, 2016 and $109.2 million at March 31, 2016. Interest-bearing deposits decreased $17.2 million to $405.4 million at March 31, 2017 from $422.6 million at December 31, 2016 and increased $32.6 million from $372.8 at March 31, 2016. The decrease in interest-bearing deposits from year end is net of segregated money market deposit accounts with the Bank which fully collateralized $29.7 million in 60-day or less term commercial loans that closed in December 2016. The loans matured and the deposits withdrew in the first quarter of 2017. Absent the collateral deposits, interest-bearing deposits increased $12.4 million, or 3.1%, over the first three months of 2017.

Federal Home Loan Bank advances and short-term borrowings decreased to $30.3 million at March 31, 2017 from $43.2 million at December 31, 2016. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. In addition to the reduction in borrowings during the first quarter of 2017, $4 million of long term notes matured with a rate of 4.25%, and was refinanced at a rate of 1.15%.  Other liabilities measured $9.1 million at March 31, 2017 and $9.3 million at December 31, 2016.

The Company improved its capital levels in the first three months of 2017. The Company’s total shareholders’ equity measured $58.1 million at March 31, 2017 and $57.7 million on December 31, 2016. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.15 per share were paid to shareholders of record in 2017, which included a one-time special dividend of $0.07 per share in recognition of the strength in earnings for 2016. Cash dividends of $0.07 per share were paid to shareholders of record in the first quarter of 2016.

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

At March 31, 2017 and December 31, 2016, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$61,017	12.89%	$24,257	4.5%	N/A	N/A
Bank	57,084	12.15%	24,087	4.5%	$30,550	6.5%
Tier 1 capital (to risk-weighted assets)
Company	66,017	13.95%	31,356	6.0%	N/A	N/A
Bank	57,084	12.15%	31,137	6.0%	37,600	8.0%
Total capital (to risk-weighted assets)
Company	70,956	14.99%	40,822	8.0%	N/A	N/A
Bank	68,023	14.47%	40,537	8.0%	47,000	10.0%
Tier 1 capital (to average assets)
Company	66,017	10.39%	25,415	4.0%	N/A	N/A
Bank	57,084	9.04%	25,265	4.0%	31,582	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$60,631	12.97%	$21,033	4.5%	N/A	N/A
Bank	56,720	12.23%	20,874	4.5%	$30,151	6.5%
Tier 1 capital (to risk-weighted assets)
Company	65,631	14.04%	28,044	6.0%	N/A	N/A
Bank	56,720	12.23%	27,832	6.0%	37,109	8.0%
Total capital (to risk-weighted assets)
Company	70,583	15.10%	37,392	8.0%	N/A	N/A
Bank	67,672	14.59%	37,109	8.0%	46,387	10.0%
Tier 1 capital (to average assets)
Company	65,631	10.46%	25,086	4.0%	N/A	N/A
Bank	56,720	9.10%	24,938	4.0%	31,172	5.0%

The Company had $5.0 million of trust preferred securities at both March 31, 2017 and December 31, 2016 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at March 31, 2017 and December 31, 2016.

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

Core earnings, which exclude certain non-recurring items, decreased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Core earnings for the first three months of 2017 were $1.0 million, or $0.23 per share, compared to $1.2 million, or $0.28 per share for the first three months of 2016.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2017	2016
GAAP earnings	$1,000	$1,362
Investment gains not in the ordinary course of business (net of tax)*	—	(191)
Net losses from the extinguishment of debt (net of tax)**	—	160
Reversal of deferred tax valuation allowance	—	(93)
Core earnings	$1,000	$1,238
Core earnings per share	$0.23	$0.28

*	The gains in 2016 were harvested to offset the early payoff penalties on FHLB long term notes.
**	Loss on the early payoff of FHLB long term debt

Analysis of Net Interest Income – Three months ended March 31, 2017 and 2016

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.2 million for March 31, 2017 and $4.9 million for March 31, 2016. The resulting net interest margin was 3.52% for March 31, 2017 and 3.58% for March 31, 2016.

The increase in interest income, on a fully taxable equivalent basis, of $322,000 is the product of a 7.3% year-over-year increase in average earning assets supplemented by a 4 basis point decrease in yield. The increase in interest expense of $67,000 was a product of a 2 basis point increase in rates paid and an 8.8% increase in average interest-bearing liabilities. The net result was a 5.2% increase in net interest income on a fully taxable equivalent basis, and a 6 basis point decrease in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $87,000, or 7.2%. The average invested balances in these securities increased by $16.0 million, or 10.2%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by an 8 basis point decrease in the tax equivalent yield of the portfolio. As the reservoir for excess liquidity, the increase in investment securities year-over-year reflects the robust deposit growth generated during the year. The trading account was liquidated at the end of the second quarter of 2016. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $231,000, or 5.3%, for March 31, 2017 compared to the same period in 2016. A $25.5 million increase in the average balance of the loan portfolio, or 6.6%, was accompanied by a 4 basis point decrease in the portfolio’s tax equivalent yield. Despite the recent rise in short-term interest rates, strong competition for good credits drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $4,000, or 33.3%, from the same period a year ago. The average balance of interest-earning deposits decreased by $1.2 million, or 15.3%. The yield increased by 38 points from 2016 to 2017, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $32.7 million, or 25.2%, for the three months ended March 31, 2017 compared to the same period of 2016, while average savings balances decreased by $117,000, or 0.1%. Total interest paid on interest-bearing demand deposits and money market accounts was $147,000, a $56,000 increase from last year. The yield increased 9 basis points from the three months ended March 31, 2016 to March 31, 2017. Total interest paid on savings accounts was $21,000, a $3,000 increase from last year. The average rate paid on savings accounts was 0.07% for the three months ended March 31, 2017 and 0.06% for the same period in 2016. The average balance of time deposit products decreased by $1.1 million, or 0.8%, as the average rate paid increased by 15 basis points, from 1.12% to 1.27%. Interest expense increased on time deposits by $41,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. The Company’s offering of the Kasasa suite of accounts was a major factor in the growth of interest-bearing demand accounts.

Average borrowings and subordinated debt increased by $5.2 million while the average rate paid increased by 51 basis points. The Company elected to pay off two of its longest maturity FHLB notes in January 2016, $4.5 million at an average rate of 4%. Of the

$358,000 in securities gains in 2016, $289,000 was generated to offset the $242,000 prepayment penalty on this early payoff. Alternative funding of $3.5 million at 1.44% was used to replace the borrowings. After a December 2016 maturity of $2 million at 4.07%, another $4.5 million at 4.25% matured in January 2017. A refinancing for $4 million at an average rate of 1.15% is expected to reduce 2017 funding costs. Management continues to utilize short-term borrowings to bridge liquidity gaps.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $2.0 million (original face) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2017 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2017. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs continues to be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions. The PreTSL XXIII cash flows are discounted at 15.21% through its maturity date of December 2036 and would have to experience an additional $229 million of nonperforming collateral (of $852 million performing) in order to incur any impairment. The aggregate cash flows for the C-2 tranche are estimated to be $43.7 million on a current principal of $26.1 million. The Trapeza IX B-1 cash flows are discounted at 9.60% through its maturity of January 2038 and would experience additional impairment upon further occurrence of nonperforming collateral of $31 million (of $212.7 million performing). The aggregate cash flows for the B-1 tranche are estimated to be $42.8 million on a current principal of $23.8 million.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.42 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.33 to $0.50.

The Company considered all information available as of March 31, 2017 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first three months of 2017 or 2016. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2017 or later.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended March 31, 2017 and 2016

During the first three months of both 2017 and 2016, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2017 and 2016, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. No provision was booked in the first quarter of 2017. This was due to the large recovery which offset the majority of the charge offs. Because of the expectation of a favorable outcome of a credit relationship that had a specific reserve in place, for the three months ended March 31, 2016 there was also no additional provision booked. There was a favorable ruling in a bankruptcy court surrounding the eventual sale of a business to which the Company lent funds, resulting in a large recovery of amounts previously charged off. Further recoveries are expected that could continue to displace a provision. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, decreased by $192,000 or 17.7%, for March 31, 2017 compared to March 31, 2016. After gains and losses on investment securities, non-interest income decreased by $507,000, or 36.0%, in the first three months of 2017 compared to the first three months of 2016.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $349,000 in the first three months of 2017 from year ago levels. Included in 2016 is $289,000 of gains generated to offset the prepayment penalties from the extinguishment of debt. Trading security losses of $34,000 were recorded in 2016, and none in 2017, because the trading account was liquidated in June 2016.

Mortgage banking gains decreased to $194,000 at March 31, 2017 from $349,000 at March 31, 2016, a decrease of $155,000 reflecting the tightening of margins on loan sales since the November election. Wealth management income of $7,000 was recorded in 2017, compared to $21,000 in 2016, a decrease of $14,000. The Bank has a Cortland Private Wealth Management program which offers a full suite of program options, including private asset management, financial and estate planning, retirement plans, insurance and advisory services . Other sources of non-interest income decreased by $23,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first three months were $4.6 million in 2017 compared to $4.5 million in 2016, an increase of $163,000, or 3.6%. During the first three months of 2017, expenditures for salaries and employee benefits increased by $344,000, or 14.3%, from the similar period a year ago. The personnel increase was primarily due to the new branch opened in January 2017 and initiatives to geographically expand mortgage origination, commercial lending and private banking. Full time equivalent employment averaged 163 during the first three months of 2017 and 156 during the first three months of 2016. In 2016, other non-interest expenses included a one-time loss from the extinguishment of debt of $242,000. This loss is related to the early payoff of long term advances with the Federal Home Loan Bank and was offset by securities gains. The refinancing of this debt will result in annual savings in interest expense.

All other expense categories increased by $61,000, or 3.3%, in the aggregate. Contributing to increased expenses in the three months ending March 31, 2017 are expenses relating to a new full service branch which opened in January of 2017.

The effective tax rate for the first three months was 16.0% in 2017 and 16.1% in 2016, resulting in income tax expense of $190,000 in 2017 and $262,000 in 2016. The effective rate is normalized based on the current rate of profitability and tax free components of the revenue stream. A $93,000 reversal of a deferred tax valuation reserve, recognized in 2016, contributed to the effective tax rate in 2016.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	March 31,
	2017		2016
	Balance	%	Balance	%
Provision at statutory rate	$405	34.0	$552	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(25)	(2.1)	(28)	(1.7)
Non-taxable interest income	(162)	(13.6)	(143)	(8.8)
Deferred tax valuation reversal	—	—	(93)	(5.7)
Low income housing tax credits	(45)	(3.8)	(36)	(2.3)
Non-deductible expenses	17	1.5	10	0.6
Federal income tax expense	$190	16.0	$262	16.1

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $4.4 million in the first quarter of 2017 which annualized represents 10.6% of the total combined portfolio, compared to $3.3 million, or 8.3% of the portfolio a year ago. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At March 31, 2017, the Bank had $25.6 million of deposits in the CDARS® program, and had $8.3 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At March 31, 2017, the Bank had approximately $30.3 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $5.7 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $30.1 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 15% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At March 31, 2017, there was $30.3 million in outstanding balances in wholesale deposits including internet-based deposits with access to an additional $47.4 million. The Company was also granted a total of $8.5 million in unsecured, discretionary

Federal Funds lines of credit with no funds drawn upon as of March 31, 2017. Unpledged securities of $56.3 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at March 31, 2017 is $5.4 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $544,000 at March 31, 2017 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents increased to $15.9 million at March 31, 2017 compared to $12.8 million at March 31, 2016 and $15.4 million at December 31, 2016, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the three months ended:

	(Amounts in thousands)
	March 31,
	2017	2016
Net income	$1,000	$1,362
Adjustments to reconcile net income to net cash flow (deficit) from operating activities:
Depreciation, amortization and accretion	699	584
Investment securities available-for-sale gains, net	(9)	(358)
Other real estate gains, net	—	(13)
Originations of mortgage banking loans held for sale	(8,229)	(10,414)
Proceeds from the sale of mortgage banking loans	10,541	10,716
Mortgage banking gains, net	(194)	(349)
Decrease in trading account	—	18
Earnings on bank-owned life insurance	(75)	(81)
Equity compensation	48	—
Changes in:
Deferred taxes	(99)	(43)
SBA loan fund	(2,200)	—
Other assets and liabilities	(261)	(1,447)
Net cash flow (deficit) from operating activities	$1,221	$(25)

Key variations stem from: 1) Gains were recognized on the sale of available-for-sale investments of $358,000 in 2016 mainly due to sales made to offset the loss on extinguishment of debt, and a $9,000 gain was recognized in 2017. 2). Loans held for sale decreased by $2.1 million in 2017 compared to an increase of $47,000 in 2016, with mortgage banking gains of $194,000 in 2017 and $349,000 in 2016 due to the margin compression in mortgage banking. 3). In 2017, there was $48,000 in equity compensation as a result of the new compensation program initiated in March 2017. 4). An additional $2.2 million capital contribution was made to the SBA fund in 2017. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2017 and 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Form 10-K for the year ended December 31, 2016.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock. There were no repurchases of shares of the Company’s common stock during the three months ended March 31, 2017.

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

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May 11, 2017
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: May 11, 2017
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)