Form 10-Q
period 2017-06-30
CORTLAND BANCORP INC
filed 2017-08-10
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,432,999 Shares August 3, 2017

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$7,515	$7,021
Interest-earning deposits	11,401	8,330
Total cash and cash equivalents	18,916	15,351
Investment securities available-for-sale (Note 3)	162,677	179,219
Loans held for sale	3,125	4,554
Total loans (Note 4)	409,766	419,768
Less allowance for loan losses (Note 4)	(4,830)	(4,868)
Net loans	404,936	414,900
Premises and equipment	9,221	9,132
Bank-owned life insurance	17,533	17,376
Other assets	18,328	14,652
Total assets	$634,736	$655,184

LIABILITIES
Noninterest-bearing deposits	$113,200	$117,225
Interest-bearing deposits	417,788	422,625
Total deposits	530,988	539,850
Short-term borrowings	2,103	2,702
Federal Home Loan Bank advances - short term	12,000	23,000
Federal Home Loan Bank advances - long term	13,500	17,500
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	11,080	9,307
Total liabilities	574,826	597,514

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2017 and 2016; outstanding shares, 4,432,999 in 2017 and 4,420,255 in 2016	23,641	23,641
Additional paid-in capital	20,858	20,878
Retained earnings	22,649	21,485
Accumulated other comprehensive income (loss)	(1,958)	(2,961)
Treasury stock, at cost, 295,268 shares in 2017 and 308,012 in 2016	(5,280)	(5,373)
Total shareholders’ equity	59,910	57,670
Total liabilities and shareholders’ equity	$634,736	$655,184

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$4,742	$4,720	$9,360	$9,106
Interest and dividends on investment securities:
Taxable interest	539	506	1,105	1,061
Nontaxable interest	460	469	929	881
Dividends	34	35	61	63
Other interest income	30	10	46	22
Total interest and dividend income	5,805	5,740	11,501	11,133
INTEREST EXPENSE
Deposits	626	516	1,212	1,002
Short-term borrowings	2	2	3	3
Federal Home Loan Bank advances - short term	38	18	75	33
Federal Home Loan Bank advances - long term	82	156	186	320
Subordinated debt	35	27	66	53
Total interest expense	783	719	1,542	1,411
Net interest income	5,022	5,021	9,959	9,722
PROVISION FOR LOAN LOSSES	—	—	—	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,022	5,021	9,959	9,722
NON-INTEREST INCOME
Fees for customer services	554	512	1,062	1,019
Investment securities available-for-sale gains, net	22	17	31	375
Trading security losses, net	—	(13)	—	(47)
Mortgage banking gains, net	322	465	516	814
Earnings on bank-owned life insurance	82	92	157	173
Wealth management	7	19	14	40
Other non-interest income	145	73	252	198
Total non-interest income	1,132	1,165	2,032	2,572
NON-INTEREST EXPENSES
Salaries and employee benefits	2,621	2,595	5,363	4,993
Occupancy and equipment	588	536	1,203	1,063
State and local taxes	118	113	233	225
FDIC insurance	51	85	104	166
Professional fees	198	292	359	487
Advertising and marketing	158	151	260	272
Losses from the extinguishment of debt	—	—	—	242
Data processing fees	65	61	126	123
Other operating expenses	887	901	1,685	1,647
Total non-interest expenses	4,686	4,734	9,333	9,218
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,468	1,452	2,658	3,076
Federal income tax expense	286	279	476	541
NET INCOME	$1,182	$1,173	$2,182	$2,535
EARNINGS PER SHARE BASIC AND DILUTED	$0.26	$0.27	$0.49	$0.58
CASH DIVIDENDS DECLARED PER SHARE	$0.08	$0.07	$0.23	$0.14

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Net income	$1,182	$1,173	$2,182	$2,535
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,552	1,292	1,567	2,438
Tax effect	(528)	(440)	(533)	(830)
Reclassification adjustment for net gains realized in net income	(22)	(17)	(31)	(375)
Tax effect	8	6	11	128
Total securities available-for-sale	1,010	841	1,014	1,361
Change in post-retirement obligations	(6)	12	(11)	25
Total other comprehensive income	1,004	853	1,003	1,386
Total comprehensive income	$2,186	$2,026	$3,185	$3,921

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
SIX MONTHS ENDED June 30, 2016

Balance at December 31, 2015	$23,641	$20,833	$17,851	$(238)	$(5,403)	$56,684
Net income	—	—	2,535	—	—	2,535
Other comprehensive income	—	—	—	1,386	—	1,386
Cash dividend declared ($0.14 per share)	—	—	(618)	—	—	(618)
Equity compensation	—	(22)	—	—	258	236
Balance at June 30, 2016	$23,641	$20,811	$19,768	$1,148	$(5,145)	$60,223

SIX MONTHS ENDED June 30, 2017

Balance at December 31, 2016	$23,641	$20,878	$21,485	$(2,961)	$(5,373)	$57,670
Net income	—	—	2,182	—	—	2,182
Other comprehensive income	—	—	—	1,003	—	1,003
Cash dividend declared ($0.23 per share)	—	—	(1,018)	—	—	(1,018)
Equity compensation	—	(20)	—	—	93	73
Balance at June 30, 2017	$23,641	$20,858	$22,649	$(1,958)	$(5,280)	$59,910

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016
Net cash flow from operating activities	$1,821	$8,209
Cash flow from investing activities
Purchases of available-for-sale securities	(18,927)	(52,547)
Proceeds from sale of available-for-sale securities	28,127	39,489
Proceeds from call, maturity and principal payments on available-for-sale securities	9,076	11,413
Net decrease in loans made to customers	9,484	9,815
Proceeds from sale of other real estate	—	63
Proceeds from bank-owned life insurance	—	280
Purchases of premises and equipment	(537)	(176)
Net cash flow from investing activities	27,223	8,337
Cash deficit from financing activities
Net decrease in deposit accounts	(8,862)	(7,729)
Net change in short term borrowings	(599)	(212)
Net change in Federal Home Loan Bank advances - short term	(11,000)	(3,000)
Repayments of Federal Home Loan Bank advances - long term	(8,000)	(6,500)
Proceeds from Federal Home Loan Bank advances - long term	4,000	2,000
Dividends paid	(1,018)	(618)
Net cash deficit from financing activities	(25,479)	(16,059)
Net change in cash and cash equivalents	3,565	487
Cash and cash equivalents
Beginning of period	15,351	18,496
End of period	$18,916	$18,983
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$650	$400
Interest	$1,548	$1,380
Transfer of loans to other real estate owned	$480	$47

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2016, included in our Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheets at December 31, 2016, have been derived from the audited Consolidated Balance Sheets but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain items contained in the 2016 financial statements have been reclassified to conform to the presentation for 2017. Such reclassifications had no effect on the net results of operations or shareholders’ equity.

2.) Authoritative Accounting Guidance:

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This amendment is not expected to have a significant impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

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

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$8,174	$25	$179	$8,020
Obligations of states and political subdivisions	61,786	435	925	61,296
U.S. Government-sponsored mortgage-backed securities	73,150	34	1,145	72,039
U.S. Government-sponsored collateralized mortgage obligations	7,066	—	99	6,967
U.S. Government-guaranteed small business administration pools	11,174	—	217	10,957
Trust preferred securities	1,619	—	802	817
Total debt securities	162,969	494	3,367	160,096
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	2,581	—	—	2,581
Total investment securities available-for-sale	$165,550	$494	$3,367	$162,677

	(Amounts in thousands)
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$8,165	$3	$180	$7,988
Obligations of states and political subdivisions	68,219	582	2,031	66,770
U.S. Government-sponsored mortgage-backed securities	81,281	32	1,546	79,767
U.S. Government-sponsored collateralized mortgage obligations	9,504	—	155	9,349
U.S. Government-guaranteed small business administration pools	12,255	1	317	11,939
Trust preferred securities	1,620	—	795	825
Total debt securities	181,044	618	5,024	176,638
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	2,581	—	—	2,581
Total investment securities available-for-sale	$183,625	$618	$5,024	$179,219

Trading securities were an investment in obligations of states and political subdivisions, government and agency bonds, short-term government bonds and include cash equivalent investments for trading liquidity. In the second quarter of 2016, management decided to cease its trading activities and liquidated the investments that were in the trading account.  The interest rates and economic environment mitigated the opportunities to generate revenues with a trading strategy. At June 30, 2017 and December 31, 2016, the trading account was fully liquidated. Both realized and unrealized gains and losses are included in the Consolidated Statements of Income as shown in the following table.

	(Amounts in thousands)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Unrealized gains	$23	$—
Unrealized losses	—	(2)
Net unrealized gains (losses)	23	(2)
Net realized losses	(36)	(45)
Trading securities losses, net	$(13)	$(47)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	830	867
Due after five years through ten years	13,373	13,360
Due after ten years	68,550	66,863
Total	82,753	81,090
U.S. Government-sponsored mortgage-backed and related securities	80,216	79,006
Total debt securities	$162,969	$160,096

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Proceeds on securities sold	$12,402	$12,984	$28,127	$39,489
Gross realized gains	232	136	378	571
Gross realized losses	210	119	347	196

Investment securities with a carrying value of approximately $99.3 million at June 30, 2017 and $111.5 million at December 31, 2016 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at June 30, 2017:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$4,820	$179	$—	$—	$4,820	$179
Obligations of states and political subdivisions	32,979	894	968	31	33,947	925
U.S. Government-sponsored mortgage-backed securities	45,820	960	8,229	185	54,049	1,145
U.S. Government-sponsored collateralized mortgage obligations	6,967	99	—	—	6,967	99
U.S. Government-guaranteed small business administration pools	10,957	217	—	—	10,957	217
Trust preferred securities	—	—	817	802	817	802
Total	$101,543	$2,349	$10,014	$1,018	$111,557	$3,367

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

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations and U.S. Government-guaranteed small business administration pools were caused by changes in market rates and related spreads. The significant increase in unrealized losses beginning in 2016 is a direct result of the spike in interest rates immediately following the election results. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

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

As more fully disclosed in Note 9, the Company assessed the impairment of trust preferred securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no OTTI loss recognized in the three and six months ended June 30, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$140	$140	$140	$140
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than- temporary impairment was previously recognized	—	—	—	—
Sale of debt securities	—	—	—	—
Ending balance	$140	$140	$140	$140

At June 30, 2017 and December 31, 2016, there were $817,000 and $825,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at June 30, 2017. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	June 30, 2017		December 31, 2016
	Balance	%	Balance	%
Commercial	$65,877	16.1	$96,281	22.9
Commercial real estate	256,610	62.6	238,692	56.9
Residential real estate	59,086	14.4	57,008	13.6
Consumer - home equity	25,125	6.1	25,061	6.0
Consumer - other	3,068	0.8	2,726	0.6
Total loans	$409,766		$419,768

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended
	(Amounts in thousands)
June 30, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,246	$3,226	$142	$148	$93	$4,855
Loan charge-offs	—	(7)	(13)	—	(23)	(43)
Recoveries	—	—	5	2	11	18
Net loan recoveries (charge-offs)	—	(7)	(8)	2	(12)	(25)
Provision charged to operations	4	94	(21)	(90)	13	—
Balance at end of period	$1,250	$3,313	$113	$60	$94	$4,830

	(Amounts in thousands)
June 30, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,985	$2,903	$154	$53	$85	$5,180
Loan charge-offs	—	(244)	—	(144)	(44)	(432)
Recoveries	53	34	—	14	11	112
Net loan recoveries (charge-offs)	53	(210)	—	(130)	(33)	(320)
Provision charged to operations	(660)	439	(5)	187	39	—
Balance at end of period	$1,378	$3,132	$149	$110	$91	$4,860

Six Months Ended	(Amounts in thousands)
June 30, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,394	$3,072	$163	$150	$89	$4,868
Loan charge-offs	—	(100)	(13)	—	(67)	(180)
Recoveries	108	—	5	4	25	142
Net loan recoveries (charge-offs)	108	(100)	(8)	4	(42)	(38)
Provision charged to operations	(252)	341	(42)	(94)	47	—
Balance at end of period	$1,250	$3,313	$113	$60	$94	$4,830

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
June 30, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,977	$2,926	$153	$52	$86	$5,194
Loan charge-offs	—	(244)	—	(144)	(83)	(471)
Recoveries	53	35	—	18	31	137
Net loan recoveries (charge-offs)	53	(209)	—	(126)	(52)	(334)
Provision charged to operations	(652)	415	(4)	184	57	—
Balance at end of period	$1,378	$3,132	$149	$110	$91	$4,860

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at June 30, 2017 and December 31, 2016:

	(Amounts in thousands)
June 30, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$178	$—	$—	$—	$178
Collectively evaluated for impairment	1,250	3,135	113	60	94	4,652
Total ending allowance balance	$1,250	$3,313	$113	$60	$94	$4,830
Loan Portfolio:
Individually evaluated for impairment	$87	$5,567	$—	$—	$—	$5,654
Collectively evaluated for impairment	65,790	251,043	59,086	25,125	3,068	404,112
Total ending loans balance	$65,877	$256,610	$59,086	$25,125	$3,068	$409,766

	(Amounts in thousands)
December 31, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$178	$—	$—	$—	$178
Collectively evaluated for impairment	1,394	2,894	163	150	89	4,690
Total ending allowance balance	$1,394	$3,072	$163	$150	$89	$4,868
Loan Portfolio:
Individually evaluated for impairment	$106	$6,860	$—	$—	$—	$6,966
Collectively evaluated for impairment	96,175	231,832	57,008	25,061	2,726	412,802
Total ending loans balance	$96,281	$238,692	$57,008	$25,061	$2,726	$419,768

The decrease in commercial loan balances from year-end was due in part to 60-day or less term commercial loans for a total of $29.7 million that closed in December 2016 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2017. The decrease in the allowance for commercial loans is due to net recoveries of $108,000 and the decrease in the historical charge-off factor. The increase in the provision for commercial real estate loans is due mainly to an increase in the historical charge-off factor along with an increase in loan charge-offs. The decrease in the consumer-home equity provision is due mainly to a decrease in the historical charge-off factor. The amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off, which impacted home equity and consumer loans as well as commercial real estate loans.

The following tables represent credit exposures by internally assigned grades for June 30, 2017 and December 31, 2016. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of June 30, 2017 and December 31, 2016:

	(Amounts in thousands)
	Commercial	Commercial real estate
June 30, 2017
Pass	$48,110	$229,751
Special Mention	14,552	20,278
Substandard	3,215	6,581
Doubtful	—	—
Ending Balance	$65,877	$256,610

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2016
Pass	$80,644	$208,337
Special Mention	12,836	22,633
Substandard	2,801	7,722
Doubtful	—	—
Ending Balance	$96,281	$238,692

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

The following table is a summary of consumer credit exposure as of June 30, 2017 and December 31, 2016:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
June 30, 2017
Performing	$58,891	$25,088	$3,068
Nonperforming	195	37	—
Total	$59,086	$25,125	$3,068

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2016
Performing	$55,743	$25,006	$2,726
Nonperforming	1,265	55	—
Total	$57,008	$25,061	$2,726

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

The following table is a summary of classes of loans on non-accrual status as of June 30, 2017 and December 31, 2016:

	(Amounts in thousands)
	June 30, 2017	December 31, 2016
Commercial	$—	$—
Commercial real estate	1,475	1,458
Residential real estate	195	1,265
Consumer:
Consumer - home equity	37	55
Consumer - other	—	—
Total	$1,707	$2,778

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

There were no loans modified as TDRs for the three and six months ended June 30, 2017 and 2016. None of the loans that were approved as TDR’s in 2015 or 2016 have subsequently defaulted in the three and six month periods ended June 30, 2016 and 2017.

The following table is an aging analysis of the recorded investment of past due loans as of June 30, 2017 and December 31, 2016:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2017
Commercial	$317	$—	$—	$317	$65,560	$65,877	$—
Commercial real estate	26	—	1,367	1,393	255,217	256,610	—
Residential real estate	122	7	78	207	58,879	59,086	—
Consumer:
Consumer - home equity	33	—	37	70	25,055	25,125	—
Consumer - other	11	—	—	11	3,057	3,068	—
Total	$509	$7	$1,482	$1,998	$407,768	$409,766	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2016
Commercial	$377	$—	$—	$377	$95,904	$96,281	$—
Commercial real estate	1,189	83	1,347	2,619	236,073	238,692	—
Residential real estate	58	9	1,184	1,251	55,757	57,008	—
Consumer:
Consumer - home equity	—	46	55	101	24,960	25,061	—
Consumer - other	13	—	—	13	2,713	2,726	—
Total	$1,637	$138	$2,586	$4,361	$415,407	$419,768	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2017 and December 31, 2016. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and six months ended June 30, 2017 and 2016.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2017
With no related allowance recorded:
Commercial	$87	$87	$—
Commercial real estate	5,142	5,142	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	425	425	178
Total:
Commercial	$87	$87	$—
Commercial real estate	$5,567	$5,567	$178

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016
With no related allowance recorded:
Commercial	$106	$106	$—
Commercial real estate	5,681	5,789	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	1,179	1,179	178
Total:
Commercial	$106	$106	$—
Commercial real estate	$6,860	$6,968	$178

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2017
With no related allowance recorded:
Commercial	$90	$2	$94	$4
Commercial real estate	5,248	74	5,425	148
With an allowance recorded:
Commercial	—	—	—	—
Commercial real estate	458	—	699	6
Total:
Commercial	$90	$2	$94	$4
Commercial real estate	$5,706	$74	$6,124	$154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2016
With no related allowance recorded:
Commercial	$131	$2	$177	$5
Commercial real estate	5,788	79	6,485	162
With an allowance recorded:
Commercial	1	—	557	—
Commercial real estate	1,215	26	1,224	50
Total:
Commercial	$132	$2	$734	$5
Commercial real estate	$7,003	$105	$7,709	$212

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (amounts in thousands)	$1,182	$1,173	$2,182	$2,535

Weighted average common shares outstanding	4,411,102	4,406,081	4,408,886	4,405,432
Net effect of dilutive common share equivalents	3,051	406	3,757	247
Adjusted average shares outstanding-dilutive	4,414,153	4,406,487	4,412,643	4,405,679

Basic earnings per share	$0.26	$0.27	$0.49	$0.58
Diluted earnings per share	$0.26	$0.27	$0.49	$0.58

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2017 and December 31, 2016 were 2.70% and 2.41%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	June 30, 2017	December 31, 2016
Commitments to extend credit:
Fixed rate	$22,071	$18,709
Variable rate	51,947	57,176
Standby letters of credit	3,783	412

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	June 30, 2017	December 31, 2016
Overdraft protection available on depositors' accounts	$9,721	$9,655
Balance of overdrafts included in loans	52	80
Average daily balance of overdrafts	100	105
Average daily balance of overdrafts as a percentage of available	1.03%	1.09%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2017 and December 31, 2016, the Company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third party financial institution with a fair value of $1.5 million at June 30, 2017 and $1.7 million at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2017	December 31, 2016	Interest Rate Paid	Interest Rate Received	June 30, 2017	December 31, 2016
Customer interest rate swap
Maturing in 2020	$2,549	$2,594	1 Mo. Libor + Margin	Fixed	$9	$15
Maturing in 2025	5,461	5,630	1 Mo. Libor + Margin	Fixed	97	101
Maturing in 2026	2,121	2,178	1 Mo. Libor + Margin	Fixed	(24)	(29)
Maturing in 2027	9,394	6,150	1 Mo. Libor + Margin	Fixed	281	210
Total	$19,525	$16,552			$363	$297

Third party interest rate swap
Maturing in 2020	$2,549	$2,594	Fixed	1 Mo. Libor + Margin	$(9)	$(15)
Maturing in 2025	5,461	5,630	Fixed	1 Mo. Libor + Margin	(97)	(101)
Maturing in 2026	2,121	2,178	Fixed	1 Mo. Libor + Margin	24	29
Maturing in 2027	9,394	6,150	Fixed	1 Mo. Libor + Margin	(281)	(210)
Total	$19,525	$16,552			$(363)	$(297)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2017
Interest rate derivatives	Other assets	$363	Other liabilities	$363

December 31, 2016
Interest rate derivatives	Other assets	$297	Other liabilities	$297

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at June 30, 2017 Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$8,020	$—	$8,020	$—
Obligations of states and political subdivisions	61,296	—	61,296	—
U.S. Government-sponsored mortgage-backed securities	72,039	—	72,039	—
U.S. Government-sponsored collateralized mortgage obligations	6,967	—	6,967	—
U.S. Government-guaranteed small business administration pools	10,957	—	10,957	—
Trust preferred securities	817	—	—	817
Regulatory stock	2,581	2,581	—	—
Loans held for sale	3,125	3,125	—	—
Interest rate derivatives	363	—	363	—

LIABILITIES
Interest rate derivatives	$363	$—	$363	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2016 Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$7,988	$—	$7,988	$—
Obligations of states and political subdivisions	66,770	—	66,770	—
U.S. Government-sponsored mortgage-backed securities	79,767	—	79,767	—
U.S. Government-sponsored collateralized mortgage obligations	9,349	—	9,349	—
U.S. Government-guaranteed small business administration pools	11,939	—	11,939	—
Trust preferred securities	825	—	—	825
Regulatory stock	2,581	2,581	—	—
Loans held for sale	4,554	4,554	—	—
Interest rate derivatives	297	—	297	—

LIABILITIES
Interest rate derivatives	$297	$—	$297	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2017 and 2016. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$827	$726	$825	$778
Net realized/unrealized losses included in:
Noninterest income	—	—	—	—
Other comprehensive income (loss)	(10)	(5)	(7)	(53)
Discount accretion (premium amortization)	—	—	—	—
Sales	—	—	—	—
Purchases, issuance, and settlements	—	(6)	(1)	(10)
Ending balance	$817	$715	$817	$715
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	June 30, 2017	December 31, 2016
Total number of trust preferred securities	2	2
Par value	$1,969	$1,970

Number not considered OTTI	1	1
Par value	$933	$940

Number considered OTTI	1	1
Par value	$1,036	$1,030

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	802	795
Total life-to-date impairment	$942	$935

The following table details the one debt security with other-than-temporary impairment, its credit rating at June 30, 2017 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2017	Additions in QTD March 31, 2017	Additions in QTD June 30, 2017	Amount of OTTI related to credit loss at June 30, 2017
Trapeza IX B-1	Caa2/CC	$140	$—	$—	$140
Total		$140	$—	$—	$140

The following table details the one debt security with other-than-temporary impairment, its credit ratings at June 30, 2016 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2016	Additions in QTD March 31, 2016	Additions in QTD June 30, 2016	Amount of OTTI related to credit loss at June 30, 2016
Trapeza IX B-1	Caa2/CC	$140	$—	$—	$140
Total		$140	$—	$—	$140

The following table provides additional information related to the Company’s trust preferred securities as of June 30, 2017 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$759	$299	$(460)	B2/CCC	91	21.1%	7.12%
Trapeza IX	B-1	860	518	(342)	Caa2/CC	32	13.3	—
Total		$1,619	$817	$(802)

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

The market for these securities at June 30, 2017 and December 31, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as new issuance is essentially nonexistent. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2017;
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

The PreTSL XXIII cash flows are discounted at 15.52% through its maturity date of December 2036 and would have to experience an additional $210 million of nonperforming collateral (of $867 million performing) in order to incur any impairment. The aggregate cash flows for the C-2 tranche are estimated to be $42.7 million on a current principal of $26.1 million. The Trapeza IX B-1 cash flows are discounted at 9.4% through its maturity of January 2038 and would experience additional impairment upon further occurrence of nonperforming collateral of $26.3 million (of $212.7 million performing). The aggregate cash flows for the B-1 tranche are estimated to be $41.6 million on a current principal of $24.9 million.

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the asset valuation is classified as Level 3 inputs. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell.

	(Amounts in thousands)
	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$5,476	$5,476

Other real estate owned	—	480	—	480

	(Amounts in thousands)
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$6,788	$6,788

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at June 30, 2017 and December 31, 2016 is not material.

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$18,916	$18,916	$—	$—	$18,916
Investment securities available-for-sale	162,677	2,581	159,279	817	162,677
Loans held for sale	3,125	3,125	—	—	3,125
Loans, net of allowance for loan losses	404,936	—	—	409,472	409,472
Bank-owned life insurance	17,533	17,533	—	—	17,533
Accrued interest receivable	1,934	1,934	—	—	1,934
Interest rate derivatives	363	—	363	—	363

LIABILITIES:
Demand, savings and money market deposits	$401,438	$401,438	$—	$—	$401,438
Time deposits	129,550	—	—	131,213	131,213
Short term borrowings	2,103	2,103	—	—	2,103
Federal Home Loan Bank advances - short term	12,000	—	—	11,988	11,988
Federal Home Loan Bank advances - long term	13,500	—	—	13,491	13,491
Subordinated debt	5,155	—	—	4,622	4,622
Accrued interest payable	281	281	—	—	281
Interest rate derivatives	363	—	363	—	363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$15,351	$15,351	$—	$—	$15,351
Investment securities available-for-sale	179,219	2,581	175,813	825	179,219
Loans held for sale	4,554	4,554	—	—	4,554
Loans, net of allowance for loan losses	414,900	—	—	418,532	418,532
Bank-owned life insurance	17,376	17,376	—	—	17,376
Accrued interest receivable	2,041	2,041	—	—	2,041
Interest rate derivatives	297	—	297	—	297

LIABILITIES:
Demand, savings and money market deposits	$408,983	$408,983	$—	$—	$408,983
Time deposits	130,867	—	—	133,108	133,108
Short term borrowings	2,702	2,702	—	—	2,702
Federal Home Loan Bank advances - short term	23,000	17,000	—	5,998	22,998
Federal Home Loan Bank advances - long term	17,500	—	—	17,580	17,580
Subordinated debt	5,155	—	—	4,363	4,363
Accrued interest payable	288	288	—	—	288
Interest rate derivatives	297	—	297	—	297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2017:

(Amounts in thousands)
	Fair value at June 30, 2017	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$817	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~9.4% to ~15.5%, depending on each bond's seniority and remaining subordination after projected losses.

Impaired loans	5,476	Appraisal of Collateral (1)	Appraisal Adjustments (2)	Range (0)% to (50)% Weighted average (28)%

			Liquidation Expenses (2)	Range (0)% to (48)% Weighted average (5)%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six months ended June 30, 2017 and 2016:

	(Amounts in thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)
Beginning balance	$(2,905)	$(57)	$373	$(78)	$(2,909)	$(52)	$(147)	$(91)
Other comprehensive income (loss) before reclassification	1,024	(6)	852	12	1,034	(11)	1,608	25
Amount reclassified from accumulated other comprehensive income (loss)	(14)	—	(11)	—	(20)	—	(247)	—
Total other comprehensive income (loss)	1,010	(6)	841	12	1,014	(11)	1,361	25
Ending balance	$(1,895)	$(63)	$1,214	$(66)	$(1,895)	$(63)	$1,214	$(66)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income or loss for the three and six months ended June 30, 2017 and 2016:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive income (a)	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive income (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(22)	$(17)	$(31)	$(375)	Investment securities available-for-sale gains, net
	8	6	11	128	Federal income tax expense
	$(14)	$(11)	$(20)	$(247)	Net of tax

(a) Amounts in parentheses indicate debits to net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$858	$849	$840	$856
Expense recorded	13	5	26	11
Other comprehensive income (loss) recorded	6	(12)	11	(25)
Ending balance	$877	$842	$877	$842

12.) Stock Repurchase Program:

On January 26, 2016, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,404,783 shares outstanding at January 26, 2016, of the Company’s outstanding common stock. This program terminated on December 31, 2016. The Company did not purchase any shares under this program. On January 24, 2017, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,055 shares outstanding at January 24, 2017, of the Company’s outstanding common stock. This program will terminate on December 31, 2017 or upon purchase of 100,000 shares if earlier or at any time without prior notice. The Company did not purchase any shares under this program to date. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on June 30, 2017, the commitment to repurchase the stock over the program is approximately $1.8 million.

13.) Short-Term Borrowings:

The following table provides additional detail regarding short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At June 30, 2017	At December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$5,243	$2,898
Total collateral carrying value	$5,243	$2,898
Total short-term borrowings	$2,103	$2,702

14.) Equity Compensation:

During 2015, the Company, created the 2015 Omnibus Equity Plan and The Director Equity Plan.

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing stockholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. There were 12,976 restricted board approved shares granted under the plan in March 2017 and 13,683 restricted board approved shares granted under the plan in April 2016. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the three and six months ended 2017, $35,000 and $53,000, respectively, was recorded in the Consolidated Statements of Income, compared to $13,000 recorded in the three and six months ended of the prior year.  As of June 30, 2017, there was $323,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan and at December 31, 2016 there was $161,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan vest in equal thirds on the first three anniversaries of the award date if the employee remains employed with Cortland Bancorp. The remaining expense is expected to be recognized over the next 33 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Granted shares are awarded upon meeting achievement of performance objectives derived from one or more of the performance criteria. The main metrics used include earnings per share and total shareholder return.

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 1,656 board approved shares granted under the plan in March 2017 with immediate vesting, and 1,789 board approved shares granted under the plan in April 2016 with immediate vesting.  In the first three and six months of 2017, $30,000 was recorded in the Consolidated Statements of Income. There was $27,000 recorded in the second quarter of 2016.

The following is the activity under the two plans during the six months ended June 30, 2017:

	Restricted Stock Units
	Units	Price at Grant Date
Nonvested at January 1, 2017	13,683	$15.25
Granted	12,976	18.25
Vested	(4,556)	15.25
Forfeited	(1,289)	18.25
Nonvested at June 30, 2017	20,814	$16.93

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

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF

	JUNE 30, 2017			DECEMBER 31, 2016			JUNE 30, 2016
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$9,618	$46	0.96%	$8,233	$44	0.54%	$8,047	$22	0.55%
Investment securities available for sale and trading (1) (2) (3)	170,661	2,551	2.99%	166,690	4,862	2.92%	162,531	2,455	3.02%
Loans (1) (2) (3)	410,221	9,367	4.58%	390,173	18,570	4.76%	384,186	9,114	4.75%
Total interest-earning assets	590,500	$11,964	4.07%	565,096	$23,476	4.15%	554,764	$11,591	4.18%
Cash and due from banks	7,803			7,844			7,737
Bank premises and equipment	9,258			9,038			9,075
Other assets	25,899			26,320			26,302
Total noninterest-earning assets	42,960			43,202			43,114
Total assets	$633,460			$608,298			$597,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$164,022	$329	0.40%	$137,505	$435	0.32%	$130,776	$191	0.29%
Savings	115,008	43	0.08%	113,125	78	0.07%	114,070	38	0.07%
Time	131,928	840	1.28%	134,523	1,580	1.17%	134,840	773	1.15%
Total interest-bearing deposits	410,958	1,212	0.59%	385,153	2,093	0.54%	379,686	1,002	0.53%
Other borrowings	36,010	264	1.48%	36,292	713	1.96%	35,244	356	2.03%
Subordinated debt	5,155	66	2.54%	5,155	112	2.13%	5,155	53	2.04%
Total interest-bearing liabilities	452,123	$1,542	0.69%	426,600	$2,918	0.68%	420,085	$1,411	0.67%
Demand deposits	112,846			111,764			109,088
Other liabilities	10,037			11,011			10,546
Shareholders' equity	58,454			58,923			58,159
Total liabilities and shareholders' equity	$633,460			$608,298			$597,878
Net interest income		$10,422			$20,558			$10,180
Net interest rate spread (4)			3.38%			3.47%			3.51%
Net interest margin (5)			3.54%			3.63%			3.67%
Ratio of interest-earning assets to interest-bearing liabilities			1.31			1.32			1.32

(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $7,000 and $456,000, respectively, for June 30, 2017; $16,000 and $905,000, respectively, for December 31, 2016; and $8,000 and $450,000, respectively, for June 30, 2016.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	JUNE 30, 2017			MARCH 31, 2017			JUNE 30, 2016
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$12,459	$30	0.96%	$6,745	$16	0.96%	$8,127	$10	0.52%
Investment securities available for sale and trading (1) (2) (3)	167,515	1,256	2.99%	173,842	1,295	2.99%	167,255	1,247	2.96%
Loans (1) (2) (3)	410,137	4,745	4.63%	410,307	4,622	4.53%	383,536	4,724	4.93%
Total interest-earning assets	590,111	$6,031	4.09%	590,894	$5,933	4.04%	558,918	$5,981	4.28%
Cash and due from banks	8,142			7,461			7,720
Bank premises and equipment	9,271			9,245			9,014
Other assets	27,177			24,714			27,097
Total non-interest-earning assets	44,590			41,420			43,831
Total assets	$634,701			$632,314			$602,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$165,906	$181	0.44%	$162,117	$147	0.37%	$132,117	$100	0.30%
Savings	115,803	23	0.08%	114,204	21	0.07%	113,818	19	0.07%
Time	130,441	422	1.30%	133,433	418	1.27%	135,151	397	1.18%
Total interest-bearing deposits	412,150	626	0.61%	409,754	586	0.58%	381,086	516	0.54%
Other borrowings	32,600	122	1.49%	39,458	142	1.47%	36,188	176	1.95%
Subordinated debt	5,155	35	2.63%	5,155	31	2.44%	5,155	27	2.09%
Total interest-bearing liabilities	449,905	$783	0.70%	454,367	$759	0.68%	422,429	$719	0.68%
Demand deposits	115,360			110,305			111,346
Other liabilities	10,209			9,968			10,096
Shareholders' equity	59,227			57,674			58,878
Total liabilities and shareholders' equity	$634,701			$632,314			$602,749
Net interest income		$5,248			$5,174			$5,262
Net interest rate spread (4)			3.39%			3.36%			3.60%
Net interest margin (5)			3.56%			3.52%			3.77%
Ratio of interest-earning assets to interest-bearing liabilities			1.31			1.30			1.32

(1)	Includes both taxable and tax exempt loans and investment securities available-for-sale and trading.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 34%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale and trading was $3,000 and $223,000, respectively, for June 30, 2017; $4,000 and $233,000, respectively, for March 31, 2017; and $4,000 and $237,000, respectively, for June 30, 2016.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2017	2017	2016	2016	2016
SUMMARY OF OPERATIONS
Total interest income	$5,805	$5,696	$5,762	$5,660	$5,740
Total interest expense	(783)	(759)	(764)	(743)	(719)
NET INTEREST INCOME (NII)	5,022	4,937	4,998	4,917	5,021
Provision for loan losses	—	—	—	(50)	—
NII after loss provision	5,022	4,937	4,998	4,867	5,021
Investment securities gains	22	9	8	83	4
Mortgage banking gains	322	194	93	341	465
Other income	788	697	804	696	696
Total non-interest expense	(4,686)	(4,647)	(4,489)	(4,479)	(4,734)
Income before tax expense	1,468	1,190	1,414	1,508	1,452
Federal income tax expense	286	190	273	313	279
Net income	$1,182	$1,000	$1,141	$1,195	$1,173

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.26	$0.23	$0.26	$0.27	$0.27
Book value	13.51	13.09	13.05	13.65	13.67
Cash dividends declared per share	0.08	0.15	0.07	0.07	0.07

BALANCE SHEET DATA
Assets	$634,736	$619,893	$655,184	$621,162	$606,361
Investments	162,677	165,099	179,219	164,138	163,796
Loans	409,766	397,087	419,768	395,763	384,058
Allowance for loan losses	4,830	4,855	4,868	4,915	4,860
Deposits	530,988	517,352	539,850	508,452	488,675
Borrowings	32,758	35,436	48,357	41,968	41,942
Shareholders' equity	59,910	58,054	57,670	60,334	60,223

AVERAGE BALANCES
Assets	$634,701	$632,314	$625,827	$611,465	$602,749
Investments	167,515	173,842	178,140	163,467	167,255
Loans	407,138	407,680	390,496	391,553	379,274
Deposits	527,510	520,059	512,377	497,565	492,432
Borrowings	37,755	44,613	42,144	42,822	41,343
Shareholders' equity	59,227	57,674	59,325	60,033	58,878

ASSET QUALITY RATIOS
Net recoveries (charge-offs)	$(25)	$(13)	$(47)	$5	$(320)
Net recoveries (charge-offs) as a percentage of average total loans	(0.02)%	(0.01)%	(0.05)%	0.01%	(0.34)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.49%	0.78%	1.04%	1.12%	1.12%
Nonperforming loans	$5,886	$7,421	$8,286	$8,299	$8,545
Nonperforming securities	817	827	825	726	715
Other real estate owned	480	480	—	57	58
Total nonperforming assets	$7,183	$8,728	$9,111	$9,082	$9,318
Nonperforming assets as a percentage of:
Total assets	1.13%	1.41%	1.39%	1.46%	1.54%
Equity plus allowance for loan losses	11.10	13.87	14.57	13.92	14.32
Tier I capital	10.74	13.22	13.88	14.02	14.54

FINANCIAL RATIOS
Return on average equity	7.98%	6.94%	7.69%	7.96%	7.97%
Return on average assets	0.74	0.63	0.73	0.78	0.78
Efficiency ratio	73.70	76.63	73.13	72.42	73.84
Effective tax rate	19.48	15.97	19.31	20.76	19.21
Net interest margin	3.56	3.52	3.58	3.63	3.77

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of June 30, 2016 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2016. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	June 30, 2017	December 31, 2016	June 30, 2016
Loans:
Commercial	$65,877	$96,281	$64,751
Commercial real estate	256,610	238,692	242,437
Residential real estate	59,086	57,008	50,071
Consumer - home equity	25,125	25,061	23,838
Consumer - other	3,068	2,726	2,961
Total loans	$409,766	$419,768	$384,058
Total earning assets	$586,969	$611,871	$565,507
Total assets	$634,736	$655,184	$606,361
Deposits:
Noninterest-bearing deposits	$113,200	$117,225	$106,018
Interest-bearing demand deposits	288,238	291,758	247,539
Time deposits	129,550	130,867	135,118
Total deposits	$530,988	$539,850	$488,675
Total interest bearing liabilities	$450,546	$470,982	$424,599

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $587.0 million at June 30, 2017, a decrease of 4.1% from the December 31, 2016 balance of $611.9 million. The decrease from December 31, 2016 was mainly due to a decrease in loans of $10.0 million, and a decrease of $16.5 million in investment securities. Earning assets increased 3.8% from the June 30, 2016 balance of $565.5 million, which was due mainly to an increase in loans of $25.7 million. Total assets of $634.7 million at June 30, 2017 decreased by $20.5 million, or 3.1%, from the asset total of $655.2 million at December 31, 2016, and increased $28.3 million, or 4.7%, from the asset total of $606.4 million at June 30, 2016.

At June 30, 2017, the investment securities available-for-sale portfolio was $162.7 million compared to $179.2 million at December 31, 2016, a decrease of $16.5 million, or 9.2%. Investment securities available-for-sale represented 27.7% of earning assets at June 30, 2017, compared to 29.3% at December 31, 2016. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 30.64% of each deposit dollar at June 30, 2017, down 2.6% from year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses, net of tax, of $1.9 million and $2.9 million at June 30, 2017 and December 31, 2016, respectively.

Loans held for sale decreased by $1.5 million to $3.1 million at June 30, 2017 from $4.6 million at December 31, 2016, reflecting the seasonality of the mortgage loan activity.

Total loans at June 30, 2017 were $409.8 million compared to $419.8 million at December 31, 2016, a 2.4% decrease, and $384.1 million at June 30, 2016, a 6.7% increase. Year-end loan balances included 60-day or less term commercial loans totaling $29.7 million that closed in December 2016 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2017. Excluding these seasonal loans at December 31, 2016, total loans actually increased $19.7 million, or 5.0% through June 30, 2017. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 70.3% as of June 30, 2017, 69.3% as of December 31, 2016 and 68.9% as of June 30, 2016. The total loan-to-deposit ratio was 77.8% at June 30, 2017, 78.6% at December 31, 2016 and 79.7% at June 30, 2016.

The allowance for loan losses of $4.8 million and $4.9 million, respectively, represented approximately 1.2% of outstanding loans at June 30, 2017 and December 31, 2016. The allowance for loan losses at June 30, 2016 of $4.9 million represented approximately 1.3% of outstanding loans.

During the first six months, loan charge-offs were $180,000 in 2017 compared to $471,000 for the same period in 2016, while the recovery of previously charged-off loans amounted to $142,000 in 2017 and $137,000 in 2016. The net charge-offs represent 2 basis points of average loans for 2017 and 18 basis points for 2016. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $1.7 million at June 30, 2017, which is lower than the $2.8 million at December 31, 2016, or 0.4% and 0.7%, respectively, of total loans, and also lower than $2.4 million, or 0.6%, of total loans at June 30, 2016. The decrease in nonaccrual loans from the previous year was partially attributable to the payoff of one loan for over $1.0 million.

Bank-owned life insurance had a cash surrender value of $17.5 million at June 30, 2017 and $17.4 December 31, 2016. Comprising approximately 25% of capital, management does not intend to make any significant insurance purchases.

Other assets increased to $18.3 million at June 30, 2017 from $14.7 million at December 31, 2016. At June 30, 2017, a $5.0 million investment in a partnership fund is included in other assets compared to $4.2 million at December 31, 2016, with an offsetting $3.1 million at June 30, 2017 and $2.5 million December 31, 2016 in other liabilities, which is the commitment to fund this affordable housing investment. Also included in other assets is an investment of $4.2 million into a privately managed pooled fund of small business administration loans at June 30, 2017 and $2.0 million at December 31, 2016.

Noninterest-bearing deposits measured $113.2 million at June 30, 2017 compared to $117.2 million at December 31, 2016 and $106.0 million at June 30, 2016. Interest-bearing deposits decreased $4.8 million to $417.8 million at June 30, 2017 from $422.6 million at December 31, 2016 and increased $35.1 million from $382.7 at June 30, 2016. The decrease in interest-bearing deposits from year end is net of segregated money market deposit accounts with the Bank which fully collateralized $29.7 million in 60-day or less term commercial loans that closed in December 2016. The loans matured and the deposits withdrew in the first quarter of 2017. Absent the collateral deposits, interest-bearing deposits increased $24.9 million, or 6.3%, over the first six months of 2017.

Federal Home Loan Bank advances and short-term borrowings decreased to $27.6 million at June 30, 2017 from $43.2 million at December 31, 2016. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. In addition to the reduction in borrowings during the first half of 2017, $8.0 million of long term notes matured with an average rate of 4.26%, which were refinanced over various terms at an average rate of 1.21%.  Other liabilities measured $11.1 million at June 30, 2017 and $9.3 million at December 31, 2016. Along with the commitment to fund the affordable housing investment described above, there was $1.1 million in securities to settle at June 30, 2017 with none at December 31, 2016.

The Company improved its capital levels in the first six months of 2017. The Company’s total shareholders’ equity measured $59.9 million at June 30, 2017 and $57.7 million on December 31, 2016. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.23 per share were paid to shareholders of record in 2017, which included a one-time special dividend of $0.07 per share in recognition of the strength in earnings for 2016. Cash dividends of $0.14 per share were paid to shareholders of record in the first half of 2016.

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

At June 30, 2017 and December 31, 2016, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$61,868	12.84%	$24,692	4.5%	N/A	N/A
Bank	57,951	12.11%	24,518	4.5%	$31,096	6.5%
Tier 1 capital (to risk-weighted assets)
Company	66,868	13.88%	31,919	6.0%	N/A	N/A
Bank	57,951	12.11%	31,694	6.0%	38,271	8.0%
Total capital (to risk-weighted assets)
Company	71,781	14.90%	41,555	8.0%	N/A	N/A
Bank	68,864	14.39%	41,261	8.0%	47,839	10.0%
Tier 1 capital (to average assets)
Company	66,868	10.50%	25,474	4.0%	N/A	N/A
Bank	57,951	9.15%	25,329	4.0%	31,661	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$60,631	12.97%	$21,033	4.5%	N/A	N/A
Bank	56,720	12.23%	20,874	4.5%	$30,151	6.5%
Tier 1 capital (to risk-weighted assets)
Company	65,631	14.04%	28,044	6.0%	N/A	N/A
Bank	56,720	12.23%	27,832	6.0%	37,109	8.0%
Total capital (to risk-weighted assets)
Company	70,583	15.10%	37,392	8.0%	N/A	N/A
Bank	67,672	14.59%	37,109	8.0%	46,387	10.0%
Tier 1 capital (to average assets)
Company	65,631	10.46%	25,086	4.0%	N/A	N/A
Bank	56,720	9.10%	24,938	4.0%	31,172	5.0%

The Company had $5.0 million of trust preferred securities at both June 30, 2017 and December 31, 2016 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at June 30, 2017 and December 31, 2016.

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

Core earnings, which exclude certain non-recurring items, decreased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Core earnings for the first six months of 2017 were $2.2 million, or $0.49 per share, compared to $2.4 million, or $0.55 per share for the first six months of 2016. Core earnings for the second quarter of 2017 were $1.2 million, or $0.26 per share, compared to $1.2 million, or $0.27 per share for the second quarter of 2016.

The following is the reconciliation between core earnings and earnings under GAAP.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
GAAP earnings	$1,182	$1,173	$2,182	$2,535
Investment gains not in the ordinary course of business (net of tax)*	—	—	—	(191)
Net losses from the extinguishment of debt (net of tax)**	—	—	—	160
Reversal of deferred tax valuation allowance	—	—	—	(93)
Core earnings	$1,182	$1,173	$2,182	$2,411
Core earnings per share	$0.26	$0.27	$0.49	$0.55

*	The gains in 2016 were harvested to offset the early payoff penalties on FHLB long term notes.
**	Loss on the early payoff of FHLB long term debt

Analysis of Net Interest Income – Six months ended June 30, 2017 and 2016

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $10.4 million for June 30, 2017 and $10.2 million for June 30, 2016. The resulting net interest margin was 3.54% for June 30, 2017 and 3.67% for June 30, 2016.

The increase in interest income, on a fully taxable equivalent basis, of $373,000 is the product of a 6.4% year-over-year increase in average earning assets supplemented by an 11 basis point decrease in yield. The increase in interest expense of $131,000 was a product of a 2 basis point increase in rates paid and a 7.6% increase in average interest-bearing liabilities. The net result was a 2.4% increase in net interest income on a fully taxable equivalent basis, and a 13 basis point decrease in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $96,000, or 3.9%. The average invested balances in these securities increased by $8.1 million, or 5.0%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 3 basis point decrease in the tax equivalent yield of the portfolio. As the reservoir for excess liquidity, the increase in investment securities year-over-year reflects the robust deposit growth generated during the year. The trading account was liquidated at the end of the second quarter of 2016. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $253,000, or 2.8%, for June 30, 2017 compared to the same period in 2016. A $26.0 million increase in the average balance of the loan portfolio, or 6.8%, was accompanied by a 17 basis point decrease in the portfolio’s tax equivalent yield. Despite the recent rise in short-term interest rates, strong competition for good credits drives rates downward. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $24,000, or 109.1%, from the same period a year ago. The average balance of interest-earning deposits increased by $1.6 million, or 19.5%. The yield increased by 41 points from 2016 to 2017, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $33.2 million, or 25.4%, for the six months ended June 30, 2017 compared to the same period of 2016, while average savings balances increased by $938,000, or 0.8%. Total interest paid on interest-bearing demand deposits and money market accounts was $329,000, a $138,000 increase from last year. The yield increased 11 basis points from the six months ended June 30, 2016 to June 30, 2017. Total interest paid on savings accounts was $43,000, a $5,000 increase from last year. The average rate paid on savings accounts was 0.08% for the six months ended June 30, 2017 and 0.07% for the same period in 2016. The average balance of time deposit products decreased by $2.9 million, or 2.2%, as the average rate paid increased by 13 basis points, from 1.15% to 1.28%. Interest expense increased on time deposits by $67,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. The Company’s offering of the Kasasa suite of accounts was a major factor in the growth of interest-bearing demand accounts, with balances thereon increasing by $11.6 million from June 2016 to June 2017.

Average borrowings and subordinated debt increased by $766,000 while the average rate paid decreased by 42 basis points. The Company elected to pay off two of its longest maturity FHLB notes in January 2016, $4.5 million at an average rate of 4%. Of the $358,000 in securities gains in 2016, $289,000 was generated to offset the $242,000 prepayment penalty on this early payoff. Alternative funding of $3.5 million at 1.44% was used to replace the borrowings. After a December 2016 maturity of $2 million at 4.07%, another $8.0 million at 4.25% matured in January and May 2017. A refinancing for $8 million at an average rate of 1.21% is expected to reduce funding costs for 2017 and beyond. Management continues to utilize short-term borrowings to bridge liquidity gaps.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $2.0 million (original face) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2017 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2017. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs continues to be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The effective fair value discount rates are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the trust preferred securities and the prepayment assumptions. The PreTSL XXIII cash flows are discounted at 15.52% through its maturity date of December 2036 and would have to experience an additional $210 million of nonperforming collateral (of $867 million performing) in order to incur any impairment. The aggregate cash flows for the C-2 tranche are estimated to be $42.7 million on a current principal of $26.1 million. The Trapeza IX B-1 cash flows are discounted at 9.4% through its maturity of January 2038 and would experience additional impairment upon further occurrence of nonperforming collateral of $26.3 million (of $212.7 million performing). The aggregate cash flows for the B-1 tranche are estimated to be $41.6 million on a current principal of $24.9 million.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.46 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.39 to $0.52.

The Company considered all information available as of June 30, 2017 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first six months of 2017 or 2016. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in 2017 or later.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Six Months Ended June 30, 2017 and 2016

During the first six months of both 2017 and 2016, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company has allocated a portion of the allowance for a number of specific problem loans through 2017 and 2016, but has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Past due loans, potential problem loans, as well as loans on non-accrual have all steadily declined, further reducing the need for additional provisions. No provision was booked in the second quarter of 2017. This was due to the large recovery earlier in the year which offset the majority of the charge offs. Because of the expectation of a favorable outcome of a credit relationship that had a specific reserve in place, for the six months ended June 30, 2016 there was also no additional provision booked. There was a favorable ruling in a bankruptcy court surrounding the eventual sale of a business to which the Company lent funds, resulting in a large recovery of amounts previously charged off. Further recoveries are expected that could continue to displace a provision. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, decreased by $243,000 or 10.8%, for June 30, 2017 compared to June 30, 2016. After gains and losses on investment securities, non-interest income decreased by $540,000, or 21.0%, in the first six months of 2017 compared to the first six months of 2016.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $344,000 in the first six months of 2017 from year ago levels. Included in 2016 is $289,000 of gains generated to offset the prepayment penalties from the extinguishment of debt. Trading security losses of $47,000 were recorded in 2016, and none in 2017, because the trading account was liquidated in June 2016.

Mortgage banking gains decreased to $516,000 at June 30, 2017 from $814,000 at June 30, 2016, a decrease of $298,000 reflecting the tightening of margins on loan sales since the November election. Wealth management income of $14,000 was recorded in 2017, compared to $40,000 in 2016, a decrease of $26,000. The Bank is in a start-up phase of its Cortland Private Wealth Management program which offers a full suite of program options, including private asset management, financial and estate planning, retirement plans, insurance and advisory services. Other sources of non-interest income increased by $81,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first six months were $9.3 million in 2017 compared to $9.2 million in 2016, an increase of $115,000, or 1.2%. During the first six months of 2017, expenditures for salaries and employee benefits increased by $370,000, or 7.4%, from the similar period a year ago. The personnel increase was primarily due to the new branch opened in January 2017 and initiatives to geographically expand mortgage origination, commercial lending and private banking. Full time equivalent employment averaged 161 during the first six months of 2017 and 159 during the first six months of 2016. In 2016, other non-interest expenses included a one-time loss from the extinguishment of debt of $242,000. This loss is related to the early payoff of long term advances with the Federal Home Loan Bank and was offset by securities gains. The refinancing of this debt will result in annual savings in interest expense.

All other expense categories decreased by $13,000, or 0.3%, in the aggregate. Contributing to increased expenses in the six months ending June 30, 2017 are expenses relating to a new full service branch which opened in January of 2017.

The effective tax rate for the first six months was 17.9% in 2017 and 17.6% in 2016, resulting in income tax expense of $476,000 in 2017 and $541,000 in 2016. The effective rate is normalized based on the current rate of profitability and tax free components of the revenue stream. A $93,000 reversal of a deferred tax valuation reserve, recognized in 2016, contributed to the effective tax rate in 2016.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	June 30,
	2017		2016
	Balance	%	Balance	%
Provision at statutory rate	$904	34.0	$1,046	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(58)	(2.2)	(59)	(1.9)
Non-taxable interest income	(321)	(12.1)	(305)	(9.9)
Deferred tax valuation reversal	—	—	(93)	(3.0)
Low income housing tax credits	(89)	(3.3)	(74)	(2.4)
Non-deductible expenses	40	1.5	26	0.8
Federal income tax expense	$476	17.9	$541	17.6

Analysis of Net Interest Income – Three months ended June 30, 2017 and 2016

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.2 million for June 30, 2017 and $5.3 million for June 30, 2016. The resulting net interest margin was 3.56% for June 30, 2017 and 3.77% for June 30, 2016.

The increase in interest income, on a fully taxable equivalent basis, of $50,000 is the product of a 5.6% year-over-year increase in average earning assets supplemented by a 19 basis point decrease in yield. The increase in interest expense of $64,000 was a product of a 2 basis point increase in rates paid and a 6.5% increase in average interest-bearing liabilities. The net result was a 0.3% decrease in net interest income on a fully taxable equivalent basis, and a 21 basis point decrease in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale and trading increased by $9,000, or 0.7%. The average invested balances in these securities increased by $260,000, or 0.2%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 3 basis point increase in the tax equivalent yield of the portfolio. As the reservoir for excess liquidity, the increase in investment securities year-over-year reflects the robust deposit growth generated during the year. The trading account was liquidated at the end of the second quarter of 2016. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities.

On a fully taxable equivalent basis, income on loans increased by $21,000, or 0.4%, for June 30, 2017 compared to the same period in 2016. A $26.6 million increase in the average balance of the loan portfolio, or 6.9%, was accompanied by a 30 basis point decrease in the portfolio’s tax equivalent yield. Despite the recent rise in short-term interest rates, strong competition for good credits drives rates downward. Also, collection of $290,000 of interest on a nonaccrual loan in 2016 had a 30 basis point impact on the second quarter yield. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $20,000, or 200.0%, from the same period a year ago. The average balance of interest-earning deposits increased by $4.3 million, or 53.3%. The yield increased by 44 points from 2016 to 2017, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $33.8 million, or 25.6%, for the three months ended June 30, 2017 compared to the same period of 2016, while average savings balances increased by $2.0 million, or 1.7%. Total interest paid on interest-bearing demand deposits and money market accounts was $181,000, an $81,000 increase from last year. The yield increased 14 basis points from the three months ended June 30, 2016 to June 30, 2017. Total interest paid on savings accounts was $23,000, a $4,000 increase from last year. The average rate paid on savings accounts was 0.08% for the three months ended June 30, 2017 and 0.07% for the same period in 2016. The average balance of time deposit products decreased by $4.7 million, or 3.5%, as the average rate paid increased by 12 basis points, from 1.18% to 1.30%. Interest expense increased on time deposits by $25,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. The Company’s offering of the Kasasa suite of accounts was a major factor in the growth of interest-bearing demand accounts, with balances thereon increasing by $11.6 million from June 2016 to June 2017.

Average borrowings and subordinated debt decreased by $3.6 million while the average rate paid decreased by 32 basis points. The Company elected to pay off two of its longest maturity FHLB notes in January 2016, $4.5 million at an average rate of 4%. Of the

$358,000 in securities gains in 2016, $289,000 was generated to offset the $242,000 prepayment penalty on this early payoff. Alternative funding of $3.5 million at 1.44% was used to replace the borrowings. After a December 2016 maturity of $2 million at 4.07%, another $8.0 million at 4.25% matured in January and May 2017. A refinancing for $8 million at an average rate of 1.21% is expected to reduce funding costs for 2017 and beyond. Management continues to utilize short-term borrowings to bridge liquidity gaps.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended June 30, 2017 and 2016

For the second quarter ended June 30, 2017, there were net charge-offs of $25,000, and for the similar period of 2016 there were net charge-offs of $320,000. No provision for loan losses was recorded in either quarter. In 2016, there was no provision recorded because of the favorable outcome on a credit relationship for which the specific reserve previously set aside was able to be used for other problem loans. Past due loans, potential problem loans, as well as loans on nonaccrual have all steadily declined, further reducing the need for additional provisions. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income, excluding investment gains and losses, decreased by $51,000 or 4.4%, for the quarter ending June 30, 2017 compared to the same quarter of 2016. After gains and losses on investment securities, non-interest income decreased by $33,000, or 2.8%, in the second quarter of 2017 compared to the second quarter of 2016.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $5,000 in the second quarter of 2017 from year ago levels. Trading security losses of $13,000 were recorded in the second quarter of 2016, and none in 2017, because the trading account was liquidated in June 2016.

Mortgage banking gains decreased to $322,000 in the second quarter of 2017 from $465,000 the same quarter of 2016, a decrease of $143,000 reflecting the tightening of margins on loan sales since the November election. Wealth management income of $7,000 was recorded in 2017, compared to $19,000 in 2016, a decrease of $12,000. The Bank is in a start-up phase for its Cortland Private Wealth Management program which offers a full suite of program options, including private asset management, financial and estate planning, retirement plans, insurance and advisory services . Other sources of non-interest income increased by $104,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the second quarter were $4.7 million in 2017 and in 2016. During the second quarter of 2017, expenditures for salaries and employee benefits increased by $26,000, or 1.0%, from the similar period a year ago. Full time equivalent employment averaged 159 during the second quarter of 2017 and 162 for the same quarter of 2016. All other expense categories decreased by $74,000, or 3.5%, in the aggregate.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $9.1 million in the first six months of 2017 which annualized represents 10.2% of the total combined portfolio, compared to $11.4 million, or 11.6% of the portfolio a year ago. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At June 30, 2017, the Bank had $23.7 million of deposits in the CDARS® program, and had $21.8 million of deposits in the ICS money market program. For regulatory purposes, CDARS® and ICS are considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At June 30, 2017, the Bank had approximately $29.3 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $6.5 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $30.1 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 15% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At June 30, 2017, there was $27.2 million in outstanding balances in wholesale deposits including internet-based deposits with access to an additional $52.4 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of June 30, 2017. Unpledged securities of $58.9 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividend at June 30, 2017 is $6.2 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $475,000 at June 30, 2017 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $18.9 million at June 30, 2017 compared to $19.0 million at June 30, 2016 and $15.4 million at December 31, 2016, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the six months ended:

	(Amounts in thousands)
	June 30,
	2017	2016
Net income	$2,182	$2,535
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	1,364	1,285
Investment securities available-for-sale gains, net	(31)	(375)
Other real estate gains, net	—	(13)
Originations of mortgage banking loans held for sale	(23,209)	(26,939)
Proceeds from the sale of mortgage banking loans	25,154	26,309
Mortgage banking gains, net	(516)	(814)
Decrease in trading account	—	7,952
Earnings on bank-owned life insurance	(157)	(173)
Equity compensation	73	40
Changes in:
Deferred taxes	(54)	171
SBA loan fund	(2,235)	—
Other assets and liabilities	(750)	(1,769)
Net cash flow from operating activities	$1,821	$8,209

Key variations stem from: 1) Gains were recognized on the sale of available-for-sale investments of $375,000 in 2016 mainly due to sales made to offset the loss on extinguishment of debt, and a $31,000 gain was recognized in 2017. 2). Loans held for sale decreased by $1.4 million in 2017 compared to an increase of $1.4 million in 2016, with mortgage banking gains of $516,000 in 2017 and $814,000 in 2016 due to the margin compression in mortgage banking. 3). In June of 2016, the trading account was almost fully liquidated with a $8.0 million decrease . 4). An additional $2.2 million capital contribution was made to the SBA fund in 2017. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2017 and 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock. There were no repurchases of shares of the Company’s common stock during the three months ended June 30, 2017.

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	8-K	3.2	05/30/17

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and Code of Regulations as referenced in Exhibits 3.1 and 3.2	10-K(1)	4.1	03/16/06

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of November 24, 2015	8-K	10.17	12/01/15

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of November 24, 2015	8-K	10.19	12/01/15

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of November 24, 2015	8-K	10.23	12/01/15

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of November 24, 2015	8-K	10.25	12/01/15

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	10-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.3	12/01/15

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

10.32	[Reserved]

10.33	[Reserved]

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.34	12/01/15

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	08/03/15

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	10-Q	10.36.3	08/11/15

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

10.37.2	Form of incentive stock option award under the 2015 Director Equity Plan	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: August 10, 2017
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: August 10, 2017
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)