Form 10-Q
period 2018-03-31
CORTLAND BANCORP INC
filed 2018-05-10
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,421,537 Shares May 3, 2018

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$6,356	$9,741
Interest-earning deposits	21,182	9,384
Total cash and cash equivalents	27,538	19,125
Investment securities available-for-sale (Note 3)	141,717	162,422
Loans held for sale	1,216	2,780
Total loans (Note 4)	451,914	487,490
Less allowance for loan losses (Note 4)	(3,884)	(4,578)
Net loans	448,030	482,912
Premises and equipment	9,283	9,038
Bank-owned life insurance	17,727	17,650
Other assets	17,627	17,174
Total assets	$663,138	$711,101

LIABILITIES
Noninterest-bearing deposits	$123,523	$123,291
Interest-bearing deposits	431,016	462,560
Total deposits	554,539	585,851
Short-term borrowings	2,062	2,678
Federal Home Loan Bank advances - short term	18,000	32,000
Federal Home Loan Bank advances - long term	14,000	14,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	9,255	9,787
Total liabilities	603,011	649,471

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2018 and 2017; outstanding shares, 4,409,648 in 2018 and 4,420,136 in 2017	23,641	23,641
Additional paid-in capital	20,893	20,928
Retained earnings	25,454	24,403
Accumulated other comprehensive loss	(4,190)	(1,825)
Treasury stock, at cost, 318,619 shares in 2018 and 308,131 in 2017	(5,671)	(5,517)
Total shareholders’ equity	60,127	61,630
Total liabilities and shareholders’ equity	$663,138	$711,101

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$5,588	$4,618
Interest and dividends on investment securities:
Taxable interest	492	566
Nontaxable interest	429	469
Dividends	34	27
Other interest income	28	16
Total interest and dividend income	6,571	5,696
INTEREST EXPENSE
Deposits	789	586
Short-term borrowings	1	1
Federal Home Loan Bank advances - short term	91	37
Federal Home Loan Bank advances - long term	58	104
Subordinated debt	40	31
Total interest expense	979	759
Net interest income	5,592	4,937
PROVISION FOR LOAN LOSSES	500	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,092	4,937
NON-INTEREST INCOME
Fees for customer services	555	508
Investment securities available-for-sale gains, net	20	9
Mortgage banking gains, net	238	194
Earnings on bank-owned life insurance	77	75
Wealth management	9	7
Other non-interest income	113	107
Total non-interest income	1,012	900
NON-INTEREST EXPENSES
Salaries and employee benefits	2,450	2,742
Occupancy and equipment	597	615
State and local taxes	125	115
FDIC insurance	44	53
Professional fees	189	161
Advertising and marketing	74	102
Data processing fees	63	61
Other operating expenses	784	798
Total non-interest expenses	4,326	4,647
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,778	1,190
Federal income tax expense	241	190
NET INCOME	$1,537	$1,000
EARNINGS PER SHARE BASIC AND DILUTED	$0.35	$0.23
CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.15

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Net income	$1,537	$1,000
Other comprehensive loss:
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(2,964)	15
Tax effect	623	(5)
Reclassification adjustment for net (gains) losses realized in net income	(20)	(9)
Tax effect	4	3
Total securities available-for-sale	(2,357)	4
Change in post-retirement obligations	(8)	(5)
Total other comprehensive loss	(2,365)	(1)
Total comprehensive (loss) income	$(828)	$999

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
THREE MONTHS ENDED March 31, 2017

Balance at December 31, 2016	$23,641	$20,878	$21,485	$(2,961)	$(5,373)	$57,670
Net income	—	—	1,000	—	—	1,000
Other comprehensive loss	—	—	—	(1)	—	(1)
Cash dividend declared ($0.15 per share)	—	—	(663)	—	—	(663)
Equity compensation	—	21	—	—	27	48
Balance at March 31, 2017	$23,641	$20,899	$21,822	$(2,962)	$(5,346)	$58,054

THREE MONTHS ENDED March 31, 2018

Balance at December 31, 2017	$23,641	$20,928	$24,403	$(1,825)	$(5,517)	$61,630
Net income	—	—	1,537	—	—	1,537
Other comprehensive loss	—	—	—	(2,365)	—	(2,365)
Cash dividend declared ($0.11 per share)	—	—	(486)	—	—	(486)
Treasury shares purchased (10,488 shares)	—	—	—	—	(223)	(223)
Equity compensation	—	(35)	—	—	69	34
Balance at March 31, 2018	$23,641	$20,893	$25,454	$(4,190)	$(5,671)	$60,127

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2018	2017
Net cash flow from operating activities	$4,100	$3,456
Cash flow from investing activities
Purchases of available-for-sale securities	(5,885)	(6,421)
Proceeds from sale of available-for-sale securities	19,841	15,725
Proceeds from call, maturity and principal payments on available-for-sale securities	3,352	4,357
Net decrease in loans made to customers	34,382	22,188
Contributions to partnership funds	(278)	(2,235)
Purchases of premises and equipment	(462)	(409)
Net cash flow from investing activities	50,950	33,205
Cash deficit from financing activities
Net decrease in deposit accounts	(31,312)	(22,498)
Net change in short term borrowings	(616)	(421)
Net change in Federal Home Loan Bank advances - short term	(14,000)	(12,000)
Repayments of Federal Home Loan Bank advances - long term	(4,000)	(4,500)
Proceeds from Federal Home Loan Bank advances - long term	4,000	4,000
Dividends paid	(486)	(663)
Treasury shares purchased	(223)	—
Net cash deficit from financing activities	(46,637)	(36,082)
Net change in cash and cash equivalents	8,413	579
Cash and cash equivalents
Beginning of period	19,125	15,351
End of period	$27,538	$15,930
Supplemental disclosures:
Cash paid during the period for:

Interest	$978	$752
Transfer of loans to other real estate owned	$—	$480

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2017, included in our Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheets at December 31, 2017, have been derived from the audited Consolidated Balance Sheets but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Effective January 1, 2017, the Company adopted ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods.

Management determined that the primary sources of revenue emanating from interest income on loans and investments along with noninterest revenue resulting from investment security gains, gains on the sale of loans, earnings on bank owned life insurance, wealth management and other non-interest income are not within the scope of ASC 606.  As a result, no changes were made during the period related to these sources of revenue.

The main types of non-interest income within the scope of the standard are as follows:

Service charges on deposit accounts – The Company has contracts with its deposit customers where fees are charged if the account balance falls below predetermined levels defined as compensating balances. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include non-sufficient fund fees, overdraft fees, continuous overdraft fees and other fees such as stop payment fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time, namely at the completion of the requested service/transaction.

Fees, exchange, and other service charges- This is primarily comprised of debit card income, ATM fees, merchant services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit card transactions, in addition to account management fees. Other service charges include cashier’s checks, check charges and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Gains (losses) on sale of other real estate owned – Gains and losses are recognized at the completion of the property sale when the buyer obtains control of the real estate and all of the performance obligations of Company have been satisfied. Evidence of the buyer obtaining control of the asset include transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, payment terms, and that the contract has a true commercial substance and that collection of amounts due from the buyer is reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted impacting the gain/loss and the carrying value of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows.

March 31, 2018
Revenue stream
Service charges on deposit accounts:
Overdraft fees	$256
Service charges	99
Other fees	3
Fees, exchange, and other service charges	197
Non-interest income (in-scope of Topic 606)	555
Non-interest income (out-of-scope of Topic 606)	457
Total non-interest income	$1,012

Certain items contained in the 2017 financial statements have been reclassified to conform to the presentation for 2018. Such reclassifications had no effect on the net results of operations or shareholders’ equity.

2.) Authoritative Accounting Guidance:

In May 2014, the FASB issued ASU (Accounting Standard Update) 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Since the guidance scopes out revenue associated with financial instruments, including loan receivables and investment securities, we do not expect the adoption of the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's revenue is not within the scope of Topic 606. Upon adoption on January 1, 2018, we have included the related new disclosure requirements in Note 1.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The Company’s adoption of this standard during the reporting period had no effect on the Consolidated Financial Statements. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 9 to the financial statements. The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the March 31, 2018 disclosure.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company has adopted this standard and has no significant impact on the Company’s financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act), which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws.  The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted.  The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company has elected to early adopt this standard as of December 31, 2017, which resulted in a one-time cumulative effect adjustment of $294,000 between retained earnings and accumulated other comprehensive loss on the Consolidated Balance Sheets.  The adjustment had no impact on net income or any prior periods presented.

3.) Investment Securities:

Investments in debt securities are classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available-for-sale are those that could be sold for liquidity, investment management, or similar reasons, even though management has no present intentions to do so. Securities classified as trading are those that management has bought principally for the purpose of selling in the near term. The Company currently has no securities classified as held-to-maturity or trading.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Securities are evaluated periodically to determine whether a decline in value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, along with the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline in value is permanent but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Unrealized losses on available-for-sale investments have not been recognized into income. However, once a decline in value is determined to be other-than-temporary, the credit related other-than-temporary impairment (OTTI) is recognized in earnings while the non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss).

The following table is a summary of investment securities available-for-sale:

	(Amounts in thousands)
March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$9,231	$36	$227	$9,040
Obligations of states and political subdivisions	53,552	23	1,592	51,983
U.S. Government-sponsored mortgage-backed securities	64,565	—	2,401	62,164
U.S. Government-sponsored collateralized mortgage obligations	6,206	—	211	5,995
U.S. Government-guaranteed small business administration pools	9,210	—	346	8,864
Trust preferred securities	1,618	—	528	1,090
Total debt securities	144,382	59	5,305	139,136
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	2,581	—	—	2,581
Total investment securities available-for-sale	$146,963	$59	$5,305	$141,717

	(Amounts in thousands)
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$3,344	$1	$140	$3,205
Obligations of states and political subdivisions	71,700	740	324	72,116
U.S. Government-sponsored mortgage-backed securities	69,066	6	1,404	67,668
U.S. Government-sponsored collateralized mortgage obligations	6,463	—	161	6,302
U.S. Government-guaranteed small business administration pools	9,911	—	256	9,655
Trust preferred securities	1,618	—	723	895
Total debt securities	162,102	747	3,008	159,841
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	2,581	—	—	2,581
Total investment securities available-for-sale	$164,683	$747	$3,008	$162,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	542	554
Due after five years through ten years	12,292	11,958
Due after ten years	60,777	58,465
Total	73,611	70,977
U.S. Government-sponsored mortgage-backed and related securities	70,771	68,159
Total debt securities	$144,382	$139,136

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2018	2017
Proceeds on securities sold	$19,841	$15,725
Gross realized gains	123	146
Gross realized losses	103	137

Investment securities with a carrying value of approximately $63.8 million at March 31, 2018 and $105.0 million at December 31, 2017 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at March 31, 2018:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$342	$3	$2,776	$224	$3,118	$227
Obligations of states and political subdivisions	30,767	786	17,805	806	48,572	1,592
U.S. Government-sponsored mortgage-backed securities	23,589	590	38,575	1,811	62,164	2,401
U.S. Government-sponsored collateralized mortgage obligations	—	—	5,995	211	5,995	211
U.S. Government-guaranteed small business administration pools	—	—	8,864	346	8,864	346
Trust preferred securities	—	—	1,090	528	1,090	528
Total	$54,698	$1,379	$75,105	$3,926	$129,803	$5,305

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

The trust preferred securities with an unrealized loss represent pools of trust preferred debt issued primarily by bank holding companies. The unrealized losses on the Company’s investment in U.S. Government agencies and corporations, obligations of states and political subdivisions, U.S. Government-sponsored mortgage-backed securities, U.S. Government-sponsored collateralized mortgage obligations and U.S. Government-guaranteed small business administration pools were caused by changes in market rates and related spreads. The significant increase in unrealized losses beginning in 2018 is a direct result of the spike in interest rates immediately following the passage of the Tax Act. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, except for the securities described below, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

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

As more fully disclosed in Note 9, the Company assessed the impairment of trust preferred securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no OTTI loss recognized in the three months ended March 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2018	2017
Beginning balance	$140	$140
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—
Additional credit losses on debt securities for which other-than- temporary impairment was previously recognized	—	—
Sale of debt securities	—	—
Ending balance	$140	$140

At March 31, 2018 and December 31, 2017, there were $1.1 million and $895,000, respectively, of investment securities considered to be in non-accrual status. This balance is comprised of two trust preferred securities at March 31, 2018. As a result of the delay in the collection of interest payments, management placed these securities in non-accrual status. Current estimates indicate that the interest payment delays may exceed ten years.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	March 31, 2018		December 31, 2017
	Balance	%	Balance	%
Commercial	$75,568	16.7	$113,341	23.3
Commercial real estate	284,306	62.9	283,135	58.1
Residential real estate	63,148	14.0	62,071	12.7
Consumer - home equity	25,498	5.6	26,018	5.3
Consumer - other	3,394	0.8	2,925	0.6
Total loans	$451,914		$487,490

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

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Stable
Trends in volume and terms	Decreasing
Changes in lending policies and procedures	Stable
Experience, depth and ability of management, including loan review function	Stable
Economic trends, including valuation of underlying collateral	Stable
Concentrations of credit	Decreasing

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended
	(Amounts in thousands)
March 31, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,591	$2,702	$117	$70	$98	$4,578
Loan charge-offs	(1,163)	—	—	—	(50)	(1,213)
Recoveries	—	—	—	3	16	19
Net loan recoveries (charge-offs)	(1,163)	—	—	3	(34)	(1,194)
Provision charged to operations	906	(412)	(24)	(6)	36	500
Balance at end of period	$1,334	$2,290	$93	$67	$100	$3,884

	(Amounts in thousands)
March 31, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,394	$3,072	$163	$150	$89	$4,868
Loan charge-offs	—	(93)	—	—	(44)	(137)
Recoveries	108	—	—	2	14	124
Net loan recoveries (charge-offs)	108	(93)	—	2	(30)	(13)
Provision charged to operations	(256)	247	(21)	(4)	34	—
Balance at end of period	$1,246	$3,226	$142	$148	$93	$4,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at March 31, 2018 and December 31, 2017:

	(Amounts in thousands)
March 31, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,334	2,290	93	67	100	3,884
Total ending allowance balance	$1,334	$2,290	$93	$67	$100	$3,884
Loan Portfolio:
Individually evaluated for impairment	$4,278	$4,355	$—	$—	$—	$8,633
Collectively evaluated for impairment	71,290	279,951	63,148	25,498	3,394	443,281
Total ending loans balance	$75,568	$284,306	$63,148	$25,498	$3,394	$451,914

	(Amounts in thousands)
December 31, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$625	$—	$—	$—	$—	$625
Collectively evaluated for impairment	966	2,702	117	70	98	3,953
Total ending allowance balance	$1,591	$2,702	$117	$70	$98	$4,578
Loan Portfolio:
Individually evaluated for impairment	$5,581	$4,664	$—	$—	$—	$10,245
Collectively evaluated for impairment	107,760	278,471	62,071	26,018	2,925	477,245
Total ending loans balance	$113,341	$283,135	$62,071	$26,018	$2,925	$487,490

The decrease in commercial loan balances from year-end was due in part to 60-day or less term commercial loans for a total of $43.0 million that closed in December 2017 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2018. The commercial charge off related to loans that were restructured with no principal forgiveness, but with a substantial concession in interest rate.  The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest.  The charged off amount of $1.2 million is recorded as a loan discount.  As loan payments are made, interest will be recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated to these loans at December 31, 2017.

The decrease in the provision for commercial real estate loans is due mainly to a decrease in the concentration of credit factor. The recent segmentation of the commercial real estate loan portfolio into its five largest concentrations has resulted in lower allocations to those segments. The residential real estate, consumer-home equity and other household provisions remained fairly constant. The amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off, which impacted home equity and consumer loans as well as commercial real estate loans.

The following tables represent credit exposures by internally assigned grades for March 31, 2018 and December 31, 2017. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of March 31, 2018 and December 31, 2017:

	(Amounts in thousands)
	Commercial	Commercial real estate
March 31, 2018
Pass	$61,834	$252,092
Special Mention	6,255	26,773
Substandard	7,479	5,441
Doubtful	—	—
Ending Balance	$75,568	$284,306

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2017
Pass	$100,436	$252,960
Special Mention	4,836	24,307
Substandard	8,069	5,868
Doubtful	—	—
Ending Balance	$113,341	$283,135

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of consumer credit exposure as of March 31, 2018 and December 31, 2017:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
March 31, 2018
Performing	$62,742	$25,289	$3,394
Nonperforming	406	209	—
Total	$63,148	$25,498	$3,394

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2017
Performing	$61,824	$25,889	$2,925
Nonperforming	247	129	—
Total	$62,071	$26,018	$2,925

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

The following table is a summary of classes of loans on non-accrual status as of March 31, 2018 and December 31, 2017:

	(Amounts in thousands)
	March 31, 2018	December 31, 2017
Commercial	$—	$—
Commercial real estate	343	506
Residential real estate	406	247
Consumer:
Consumer - home equity	209	129
Consumer - other	—	—
Total	$958	$882

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

There were no loans modified as TDR’s during the period ended March 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents, by class, information related to loans modified in a TDR during the period ending March 31, 2018.

	(Dollar amounts in thousands)
	Three Months Ended
	March 31, 2018
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial	7	$5,373	$4,210	$—
Commercial real estate	—	—	—	—
Total restructured loans	7	$5,373	$4,210	$—
Subsequently defaulted	—	—

The seven commercial loans were all to one borrower.  The loans were restructured with no principal forgiveness, but with a substantial concession in interest rate.  The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest.  The charged off amount of $1.2 million is recorded as loan discount.  As loan payments are made, interest will be recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans.

The following table is an aging analysis of the recorded investment of past due loans as of March 31, 2018 and December 31, 2017:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2018
Commercial	$56	$—	$—	$56	$75,512	$75,568	$—
Commercial real estate	168	—	240	408	283,898	284,306	—
Residential real estate	175	5	284	464	62,684	63,148	—
Consumer:
Consumer - home equity	102	—	28	130	25,368	25,498	—
Consumer - other	11	—	—	11	3,383	3,394	—
Total	$512	$5	$552	$1,069	$450,845	$451,914	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2017
Commercial	$—	$—	$—	$—	$113,341	$113,341	$—
Commercial real estate	173	12	390	575	282,560	283,135	—
Residential real estate	240	29	216	485	61,586	62,071	—
Consumer:
Consumer - home equity	—	82	28	110	25,908	26,018	—
Consumer - other	15	—	—	15	2,910	2,925	—
Total	$428	$123	$634	$1,185	$486,305	$487,490	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2018 and December 31, 2017. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three months ended March 31, 2018 and 2017.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2018
With no related allowance recorded:
Commercial	$4,278	$5,430	$—
Commercial real estate	4,355	4,355	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	—	—	—
Total:
Commercial	$4,278	$5,430	$—
Commercial real estate	$4,355	$4,355	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded:
Commercial	$65	$65	$—
Commercial real estate	4,664	4,742	—
With an allowance recorded:
Commercial	5,516	5,516	625
Commercial real estate	—	—	—
Total:
Commercial	$5,581	$5,581	$625
Commercial real estate	$4,664	$4,742	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2018
With no related allowance recorded:
Commercial	$1,467	$3
Commercial real estate	4,540	108
With an allowance recorded:
Commercial	3,643	46
Commercial real estate	—	—
Total:
Commercial	$5,110	$49
Commercial real estate	$4,540	$108

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2017
With no related allowance recorded:
Commercial	$97	$2
Commercial real estate	5,603	74
With an allowance recorded:
Commercial	—	—
Commercial real estate	941	6
Total:
Commercial	$97	$2
Commercial real estate	$6,544	$80

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

	Three Months Ended
	March 31,
	2018	2017
Net income (amounts in thousands)	$1,537	$1,000

Weighted average common shares outstanding	4,393,449	4,406,646
Net effect of dilutive common share equivalents	8,327	4,528
Adjusted average shares outstanding-dilutive	4,401,776	4,411,174

Basic earnings per share	$0.35	$0.23
Diluted earnings per share	$0.35	$0.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2018 and December 31, 2017 were 3.57% and 3.04%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	March 31, 2018	December 31, 2017
Commitments to extend credit:
Fixed rate	$40,391	$32,749
Variable rate	58,337	60,508
Standby letters of credit	3,445	3,600

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	March 31, 2018	December 31, 2017
Overdraft protection available on depositors' accounts	$8,961	$9,637
Balance of overdrafts included in loans	63	103
Average daily balance of overdrafts	107	115
Average daily balance of overdrafts as a percentage of available	1.19%	1.19%

Customer Derivatives - Interest Rates Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2018, based on the contract values, it was not necessary for any collateral to be pledged on the interest rate swap, compared to December 31, 2017 where the Company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $1.4 million.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2018	December 31, 2017	Interest Rate Paid	Interest Rate Received	March 31, 2018	December 31, 2017
Customer interest rate swap
Maturing in 2020	$2,480	$2,504	1 Mo. Libor + Margin	Fixed	$39	$(16)
Maturing in 2025	5,199	5,288	1 Mo. Libor + Margin	Fixed	62	36
Maturing in 2026	2,035	2,064	1 Mo. Libor + Margin	Fixed	84	(44)
Maturing in 2027	14,095	14,197	1 Mo. Libor + Margin	Fixed	164	209
Total	$23,809	$24,053			$349	$185

Third party interest rate swap
Maturing in 2020	$2,480	$2,504	Fixed	1 Mo. Libor + Margin	$(39)	$16
Maturing in 2025	5,199	5,288	Fixed	1 Mo. Libor + Margin	(62)	(36)
Maturing in 2026	2,035	2,064	Fixed	1 Mo. Libor + Margin	(84)	44
Maturing in 2027	14,095	14,197	Fixed	1 Mo. Libor + Margin	(164)	(209)
Total	$23,809	$24,053			$(349)	$(185)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2018
Interest rate derivatives	Other assets	$349	Other liabilities	$349

December 31, 2017
Interest rate derivatives	Other assets	$185	Other liabilities	$185

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

The following table presents the assets reported on the consolidated balance sheets, on a recurring basis, at their fair value as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at March 31, 2018 Using
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$9,040	$—	$9,040	$—
Obligations of states and political subdivisions	51,983	—	51,983	—
U.S. Government-sponsored mortgage-backed securities	62,164	—	62,164	—
U.S. Government-sponsored collateralized mortgage obligations	5,995	—	5,995	—
U.S. Government-guaranteed small business administration pools	8,864	—	8,864	—
Trust preferred securities	1,090	—	—	1,090
Regulatory stock	2,581	2,581	—	—
Loans held for sale	1,216	1,216	—	—
Interest rate derivatives	349	—	349	—

LIABILITIES
Interest rate derivatives	$349	$—	$349	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2017 Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$3,205	$—	$3,205	$—
Obligations of states and political subdivisions	72,116	—	72,116	—
U.S. Government-sponsored mortgage-backed securities	67,668	—	67,668	—
U.S. Government-sponsored collateralized mortgage obligations	6,302	—	6,302	—
U.S. Government-guaranteed small business administration pools	9,655	—	9,655	—
Trust preferred securities	895	—	—	895
Regulatory stock	2,581	2,581	—	—
Loans held for sale	2,780	2,780	—	—
Interest rate derivatives	185	—	185	—

LIABILITIES
Interest rate derivatives	$185	$—	$185	$—

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2018 and 2017. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2018	2017
	Trust preferred securities	Trust preferred securities
Beginning balance	$895	$825
Net realized/unrealized losses included in:
Noninterest income	—	—
Other comprehensive income (loss)	195	3
Discount accretion (premium amortization)	—	—
Sales	—	—
Purchases, issuance, and settlements	—	(1)
Ending balance	$1,090	$827
Losses included in net income for the period relating to assets held at period end	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	March 31, 2018	December 31, 2017
Total number of trust preferred securities	2	2
Par value	$1,969	$1,939

Number not considered OTTI	1	1
Par value	$933	$903

Number considered OTTI	1	1
Par value	$1,036	$1,036

Life-to-date impairment recognized in earnings	$140	$140
Life-to-date impairment recognized in other comprehensive income	528	723
Total life-to-date impairment	$668	$863

The following table details the one debt security with other-than-temporary impairment, its credit rating at March 31, 2018 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2018	Additions in QTD March 31, 2018	Amount of OTTI related to credit loss at March 31, 2018
Trapeza IX B-1	Caa2/CC	$140	$—	$140
Total		$140	$—	$140

The following table details the one debt security with other-than-temporary impairment, its credit ratings at March 31, 2017 and the related losses recognized in earnings:

		(Amounts in thousands)
	Moody’s/Fitch Rating	Amount of OTTI related to credit loss at January 1, 2017	Additions in QTD March 31, 2017	Amount of OTTI related to credit loss at March 31, 2017
Trapeza IX B-1	Caa2/CC	$140	$—	$140
Total		$140	$—	$140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides additional information related to the Company’s trust preferred securities as of March 31, 2018 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$758	$448	$(310)	Ba1/CCC	90	20.9%	7.12%
Trapeza IX	B-1	860	642	(218)	Caa2/CC	30	14	—
Total		$1,618	$1,090	$(528)

The following table provides additional information related to the Company’s trust preferred securities as of December 31, 2017 used to evaluate other-than-temporary impairments:

	(Amounts in thousands)
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Moody’s/ Fitch Rating	Number of Issuers Currently Performing	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL XXIII	C-2	$758	$336	$(422)	Ba1/CCC	90	20.9%	7.12%
Trapeza IX	B-1	860	559	(301)	Caa2/CC	30	14	—
Total		$1,618	$895	$(723)

The market for these securities at March 31, 2018 and December 31, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as new issuance is essentially nonexistent. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, no such improvement has been noted in the market for trust preferred securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2018;
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The PreTSL XXIII cash flows are discounted at 11.7% through its maturity date of December 2036 and would have to experience an additional $210 million of nonperforming collateral (of $860 million performing) in order to incur any impairment. The aggregate cash flows for the C-2 tranche are estimated to be $44.1 million on a current principal of $26.1 million. The Trapeza IX B-1 cash flows are discounted at 8.6% through its maturity of January 2038 and would experience additional impairment upon further occurrence of nonperforming collateral of $7.0 million (of $208 million performing). The aggregate cash flows for the B-1 tranche are estimated to be $42.6 million on a current principal of $23.8 million.

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

Loans, net – Market quotations are generally not available for loan portfolios. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion, which incorporates adjustments to the discount rate for alternate cost of funds, liquidity premiums and capital and serving charges. The fair value of loans as of December 31, 2017 was measured by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at March 31, 2018 and December 31, 2017 is not material.

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$27,538	$27,538	$—	$—	$27,538
Investment securities available-for-sale	141,717	2,581	138,046	1,090	141,717
Loans held for sale	1,216	1,216	—	—	1,216
Loans	448,030	—	—	452,159	452,159
Bank-owned life insurance	17,727	17,727	—	—	17,727
Accrued interest receivable	2,090	2,090	—	—	2,090
Interest rate derivatives	349	—	349	—	349

LIABILITIES:
Demand, savings and money market deposits	$432,650	$432,650	$—	$—	$432,650
Time deposits	121,889	—	—	122,857	122,857
Short term borrowings	2,062	2,062	—	—	2,062
Federal Home Loan Bank advances - short term	18,000	—	—	17,973	17,973
Federal Home Loan Bank advances - long term	14,000	—	—	13,824	13,824
Subordinated debt	5,155	—	—	4,743	4,743
Accrued interest payable	326	326	—	—	326
Interest rate derivatives	349	—	349	—	349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$19,125	$19,125	$—	$—	$19,125
Investment securities available-for-sale	162,422	2,581	158,946	895	162,422
Loans held for sale	2,780	2,780	—	—	2,780
Loans	482,912	—	—	486,230	486,230
Bank-owned life insurance	17,650	17,650	—	—	17,650
Accrued interest receivable	2,193	2,193	—	—	2,193
Interest rate derivatives	185	—	185	—	185

LIABILITIES:
Demand, savings and money market deposits	$458,562	$458,562	$—	$—	$458,562
Time deposits	127,289	—	—	128,624	128,624
Short term borrowings	2,678	2,678	—	—	2,678
Federal Home Loan Bank advances - short term	32,000	—	—	31,982	31,982
Federal Home Loan Bank advances - long term	14,000	—	—	13,880	13,880
Subordinated debt	5,155	—	—	4,785	4,785
Accrued interest payable	325	325	—	—	325
Interest rate derivatives	185	—	185	—	185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2018:

(Amounts in thousands)
	Fair value at March 31, 2018	Valuation Technique	Significant Unobservable Input	Description of Inputs
Trust preferred securities	$1,090	Discounted Cash Flow	Projected Prepayments

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

			Projected Cures	1) Deferring issuers that have definitive agreements to either be acquired or recapitalized.

			Projected Recoveries	1) Zero for insurance companies, REITs and insolvent banks, and 10% for projected bank deferrals lagged 2 years.

			Discount Rates	1) Ranging from ~8.6% to ~11.7%, depending on each bond's seniority and remaining subordination after projected losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2017:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2018 and 2017:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2018		2017
	Unrealized losses on available-for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)
Beginning balance	$(1,787)	$(38)	$(2,909)	$(52)
Other comprehensive income (loss) before reclassification	(2,341)	(8)	10	(5)
Amount reclassified from accumulated other comprehensive income (loss)	(16)	—	(6)	—
Total other comprehensive income (loss)	(2,357)	(8)	4	(5)
Ending balance	$(4,144)	$(46)	$(2,905)	$(57)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2018	2017
	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive income (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$20	$9	Investment securities available-for-sale gains , net
	(4)	(3)	Federal income tax expense
	$16	$6	Net of tax

(a) Amounts in parentheses indicate debits to net income.

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2018	2017
Beginning balance	$876	$840
Expense recorded	6	13
Other comprehensive income (loss) recorded	8	5
Ending balance	$890	$858

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.) Stock Repurchase Program:

On January 24, 2017, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,055 shares outstanding at January 24, 2017, of the Company’s outstanding common stock. This program terminated on December 31, 2017. The Company purchased 12,863 shares under this program. On January 23, 2018, the Company’s Board of Directors approved a new program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,136 shares outstanding at January 23, 2018, of the Company’s outstanding common stock. This program will terminate on December 31, 2018 or upon purchase of 100,000 shares if earlier or at any time without prior notice.  The Company purchased 10,488 shares under this program to date. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on March 31, 2018, the remaining authorization to repurchase the stock for the program is approximately $2.1 million.

13.) Short-Term Borrowings:

The following table provides additional detail regarding short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At March 31, 2018	At December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$3,281	$3,414
Total collateral carrying value	$3,281	$3,414
Total short-term borrowings	$2,062	$2,678

14.) Equity Compensation:

During 2015, the Company, created the 2015 Omnibus Equity Plan and The Director Equity Plan.

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first quarter of 2018 there were not any shares granted under the plan, however there were 12,976 restricted Board approved shares granted under the plan in March 2017. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first three months of 2018 and 2017 compensation expense of $34,000 and $18,000, respectively, was recorded in the Consolidated Statements of Income. As of March 31, 2018, there was $218,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan vest in equal thirds on the first three anniversaries of the award date if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 18.9 months.

Granted shares are awarded upon meeting achievement of performance objectives derived from one or more of the performance criteria. The main metrics used for the periods presented were three-year earnings per share growth and three-year total shareholder return ranked versus a peer group.

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 1,656 Board approved shares granted under the plan in March 2017 with immediate vesting. In 2017, expense of $30,000 was recorded in the Consolidated Statements of Income, with none recorded as of March 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is the activity under the two plans during the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	20,814	$17.02
Granted	—	—
Vested	(4,081)	18.25
Forfeited	—	—
Nonvested at March 31, 2018	16,733	$16.72

15.) Subsequent Event:

The Company insures the lives of certain of its key officers and directors as a funding vehicle for deferred compensation programs.  The value of the insurance contracts is recognized into income as cash value builds in the policies over time.  Upon the death of an insured, the insurance proceeds may exceed the cash value recognized at the time of the occurrence.  In this circumstance, the Company will recognize a gain for the difference.

In April 2018, the death of a former executive triggered the recognition of a gain of $1.5 million based upon the extent that the death proceeds exceeded the cash value of the policy recognized to date.  The gain, representing $.34 per share, will be recorded in noninterest income in the second quarter 2018 income statement.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	MARCH 31, 2018			DECEMBER 31, 2017			MARCH 31, 2017
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$6,881	$28	1.65%	$7,188	$22	1.19%	$6,745	$16	0.96%
Investment securities available for sale (1) (2) (3)	154,923	1,059	2.74%	166,121	1,266	3.03%	173,842	1,295	2.99%
Loans (1) (2) (3)	470,957	5,590	4.78%	430,283	5,084	4.71%	410,307	4,622	4.53%
Total interest-earning assets	632,761	$6,677	4.25%	603,592	$6,372	4.20%	590,894	$5,933	4.04%
Cash and due from banks	7,080			7,604			7,461
Bank premises and equipment	9,056			9,051			9,245
Other assets	27,281			28,640			24,714
Total non-interest-earning assets	43,417			45,295			41,420
Total assets	$676,178			$648,887			$632,314

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$202,950	$286	0.57%	$176,929	$221	0.50%	$162,117	$147	0.37%
Savings	113,896	24	0.09%	113,184	24	0.08%	114,204	21	0.07%
Time	125,296	479	1.55%	123,137	455	1.47%	133,433	418	1.27%
Total interest-bearing deposits	442,142	789	0.72%	413,250	700	0.67%	409,754	586	0.58%
Other borrowings	38,957	150	1.56%	33,500	111	1.31%	39,458	142	1.47%
Subordinated debt	5,155	40	3.13%	5,155	37	2.82%	5,155	31	2.44%
Total interest-bearing liabilities	486,254	$979	0.82%	451,905	$848	0.75%	454,367	$759	0.68%
Demand deposits	119,141			124,337			110,305
Other liabilities	10,118			10,302			9,968
Shareholders' equity	60,665			62,343			57,674
Total liabilities and shareholders' equity	$676,178			$648,887			$632,314
Net interest income		$5,698			$5,524			$5,174
Net interest rate spread (4)			3.43%			3.45%			3.36%
Net interest margin (5)			3.62%			3.65%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities			1.30			1.34			1.30

(1)	Includes both taxable and tax-exempt loans and investment securities available-for-sale.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2018 and 34% in 2017 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investments available-for-sale was $2,000 and $104,000, respectively, for March 31, 2018; $3,000 and $240,000, respectively, for December 31, 2017; and $4,000 and $233,000, respectively, for March 31, 2017.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2018	2017	2017	2017	2017
SUMMARY OF OPERATIONS
Total interest income	$6,571	$6,129	$5,862	$5,805	$5,696
Total interest expense	(979)	(848)	(800)	(783)	(759)
NET INTEREST INCOME (NII)	5,592	5,281	5,062	5,022	4,937
Provision for loan losses	(500)	—	(100)	—	—
NII after loss provision	5,092	5,281	4,962	5,022	4,937
Investment securities gains (losses)	20	(17)	(7)	22	9
Mortgage banking gains	238	243	315	322	194
Other income	754	721	1,879	788	697
Total non-interest expense	(4,326)	(4,603)	(4,665)	(4,686)	(4,647)
Income before tax expense	1,778	1,625	2,484	1,468	1,190
Federal income tax expense	241	1,604	337	286	190
Net income	$1,537	$21	$2,147	$1,182	$1,000

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.35	$0.01	$0.49	$0.26	$0.23
Book value	13.63	13.94	13.96	13.51	13.09
Cash dividends declared per share	0.11	0.08	0.08	0.08	0.15

BALANCE SHEET DATA
Assets	$663,138	$711,101	$631,984	$634,736	$619,893
Investments	141,717	162,422	165,049	162,677	165,099
Loans	451,914	487,490	411,417	409,766	397,087
Allowance for loan losses	3,884	4,578	4,777	4,830	4,855
Deposits	554,539	585,851	526,484	530,988	517,352
Borrowings	39,217	53,833	33,620	32,758	35,436
Shareholders' equity	60,127	61,630	61,734	59,910	58,054

AVERAGE BALANCES
Assets	$676,178	$648,887	$631,727	$634,701	$632,314
Investments	154,923	166,121	167,239	167,515	173,842
Loans	468,892	427,452	407,371	407,138	407,680
Deposits	561,283	537,587	525,279	527,510	520,059
Borrowings	44,112	38,655	34,817	37,755	44,613
Shareholders' equity	60,665	62,343	60,690	59,227	57,674

ASSET QUALITY RATIOS
Net recoveries (charge-offs)	$(1,194)	$(199)	$(153)	$(25)	$(13)
Net recoveries (charge-offs) as a percentage of average total loans	(1.02)%	(0.19)%	(0.15)%	(0.02)%	(0.01)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.24%	0.24%	0.35%	0.49%	0.78%
Nonperforming loans	$9,258	$5,114	$5,328	$5,886	$7,421
Nonperforming securities	1,090	895	837	817	827
Other real estate owned	—	—	—	480	480
Total nonperforming assets	$10,348	$6,009	$6,165	$7,183	$8,728
Nonperforming assets as a percentage of:
Total assets	1.56%	0.85%	0.98%	1.13%	1.41%
Equity plus allowance for loan losses	16.17	9.08	9.27	11.10	13.87
Tier I capital	14.93	8.78	9.00	10.74	13.22

FINANCIAL RATIOS
Return on average equity	10.13%	0.13%	14.15%	7.98%	6.94%
Return on average assets	0.91	0.01	1.36	0.74	0.63
Efficiency ratio	64.66	71.13	70.71	73.70	76.63
Effective tax rate	13.55	98.71	13.57	19.48	15.97
Net interest margin	3.62	3.65	3.61	3.56	3.52

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of March 31, 2017 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2017. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	March 31, 2018	December 31, 2017	March 31, 2017
Loans:
Commercial	$75,568	$113,341	$64,555
Commercial real estate	284,306	283,135	245,875
Residential real estate	63,148	62,071	58,976
Consumer - home equity	25,498	26,018	24,573
Consumer - other	3,394	2,925	3,108
Total loans	$451,914	$487,490	$397,087
Total earning assets	$616,029	$662,076	$573,016
Total assets	$663,138	$711,101	$619,893
Deposits:
Noninterest-bearing deposits	$123,523	$123,291	$111,952
Interest-bearing demand deposits	309,127	335,271	272,790
Time deposits	121,889	127,289	132,610
Total deposits	$554,539	$585,851	$517,352
Total interest bearing liabilities	$470,233	$516,393	$440,836

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $616.0 million at March 31, 2018, a decrease of 7.0% from the December 31, 2017 balance of $662.1 million. The decrease from December 31, 2017 was mainly due to a decrease in loans of $35.6 million, and a decrease of $20.7 million in investment securities offset by an increase in interest-earning deposits of $11.8 million.  Earning assets increased 7.5% from the March 31, 2017 balance of $573.0 million, which was due mainly to an increase in loans of $54.8 million and an increase in interest -earning deposits of $12.8 million offset by a decrease in investment securities $23.4 million. Total assets of $663.1 million at March 31, 2018 decreased by $48.0 million, or 6.7%, from the asset total of $711.1 million at December 31, 2017, and increased $43.2 million, or 7.0%, from the asset total of $619.9 million at March 31, 2017.

At March 31, 2018, the investment securities available-for-sale portfolio was $141.7 million compared to $162.4 million at December 31, 2017, a decrease of $20.7 million, or 12.8%. Investment securities available-for-sale represented 23.0% of earning assets at March 31, 2018, compared to 24.5% at December 31, 2017. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 25.6% of each deposit dollar at March 31, 2018, down 2.2% from year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses, net of tax, of $4.1 million and $1.8 million at March 31, 2018 and December 31, 2017, respectively. The increase in unrealized losses is reflective of the increase in interest rates during this first quarter of 2018 and its effect on securities valuation.

Loans held for sale decreased by $1.6 million to $1.2 million at March 31, 2018 from $2.8 million at December 31, 2017, reflecting the variation of the mortgage loan processing and origination activity during the winter season.

Total loans at March 31, 2018 were $451.9 million compared to $487.5 million at December 31, 2017, a 7.3% decrease, and $397.1 million at March 31, 2017, a 13.8% increase. Year-end loan balances included 60-day or less term commercial loans totaling $43.0 million that closed in December 2017 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2018. Excluding these seasonal loans at December 31, 2017, total loans actually increased $7.4 million, or 1.7% through March 31, 2018. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 73.6% as of March 31, 2018, 74.1% as of December 31, 2017, and 69.7% as of March 31, 2017. The total loan-to-deposit ratio was 81.7% at March 31, 2018 and 83.7% at December 31, 2017 and 77.2% March 31, 2017.

The allowance for loan losses of $3.9 million, $4.6 million and $4.9 million, respectively, represented approximately 0.9% of outstanding loans at March 31, 2018 and at December 31, 2017 and 1.2% at March 31, 2017.

During the first three months, loan charge-offs were $1.2 million in 2018 compared to $137,000 for the same period in 2017, while the recovery of previously charged-off loans amounted to $19,000 in 2018 and $124,000 in 2017. The net charge-offs represent 102 basis points of average loans for 2018 and less than 10 basis points for 2017. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. In the first three months of 2018 there was a commercial charge off related to loans to one customer that were restructured with no principal forgiveness, but with a substantial concession in interest rate. The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest. The charged off amount of $1.2 million is recorded as loan discount. As loan payments are made, interest will be recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated on these loans at December 31, 2017. Nonaccrual loans were $1.0 million at March 31, 2018, and at December 31, 2017, or 0.2% of total loans, and $3.1 million, or 0.8%, of total loans at March 31, 2017. The decrease in nonaccrual loans from the previous year was partially attributable to the payoff of one loan for over $1.0 million.

Bank-owned life insurance had a cash surrender value of $17.7 million at March 31, 2018 and at December 31, 2017. Comprising approximately 25% of capital, management does not intend to make any significant insurance purchases. Subsequent to March 31, 2018, the death of a former executive will trigger the collection of proceeds on policies contained herein, reducing recorded balance by approximately $2.3 million.

Other assets increased slightly to $17.6 million at March 31, 2018 from $17.2 million at December 31, 2017. At March 31, 2018, a $4.6 million investment in a partnership fund is included in other assets compared to $4.8 million at December 31, 2017, with an offsetting $2.6 million at March 31, 2018 and $2.9 million December 31, 2017 in other liabilities, which is the commitment to fund this affordable housing investment. Also included in other assets is a partnership investment of $5.5 million into a privately managed pooled fund of small business administration loans at March 31, 2018 and December 31, 2017.

Noninterest-bearing deposits measured $123.5 million at March 31, 2018 compared to $123.3 million at December 31, 2017 and $112.0 million at March 31, 2017. Interest-bearing deposits decreased $31.6 million to $431.0 million at March 31, 2018 from $462.6 million at December 31, 2017 and increased $25.6 million from $405.4 million at March 31, 2017. The decrease in interest-bearing deposits from year end is net of segregated money market deposit accounts with the Bank which fully collateralized $43.0 million in 60-day or less term commercial loans that closed in December 2017. The loans matured and the deposits withdrew in the first quarter of 2018. Absent the collateral deposits, interest-bearing deposits increased $11.5 million, or 2.7%, over the first three months of 2018.

Federal Home Loan Bank advances and short-term borrowings decreased to $34.1 million at March 31, 2018 from $48.7 million at December 31, 2017. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Other liabilities measured $9.3 million at March 31, 2018 and $9.8 million at December 31, 2017. Included is the commitment to fund the affordable housing investment described above.

The Company’s total shareholders’ equity measured $60.1 million at March 31, 2018 and $61.6 million on December 31, 2017. Unrealized securities losses, which are recorded in shareholders’ equity net of tax, offset the growth in capital coming from earnings. The Company’s capital continues to meet the requirements for the Company to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.11 per share were paid to shareholders in the first quarter of 2018. Cash dividends of $0.15 per share were paid in the first three months of 2017, which included a one-time special dividend of $0.07 per share.

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

At March 31, 2018 and December 31, 2017, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$64,318	12.39%	$26,598	4.5%	N/A	N/A
Bank	60,844	11.80%	26,424	4.5%	$33,513	6.5%
Tier 1 capital (to risk-weighted assets)
Company	69,318	13.36%	34,382	6.0%	N/A	N/A
Bank	60,844	11.80%	34,158	6.0%	41,247	8.0%
Total capital (to risk-weighted assets)
Company	73,286	14.12%	44,762	8.0%	N/A	N/A
Bank	70,812	13.73%	44,469	8.0%	51,559	10.0%
Tier 1 capital (to average assets)
Company	69,318	10.20%	27,175	4.0%	N/A	N/A
Bank	60,844	9.00%	27,033	4.0%	33,792	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$63,455	12.37%	$23,082	4.5%	N/A	N/A
Bank	59,853	11.75%	22,931	4.5%	$33,123	6.5%
Tier 1 capital (to risk-weighted assets)
Company	68,455	13.35%	30,776	6.0%	N/A	N/A
Bank	59,853	11.75%	30,575	6.0%	40,767	8.0%
Total capital (to risk-weighted assets)
Company	73,116	14.26%	41,033	8.0%	N/A	N/A
Bank	70,514	13.84%	40,767	8.0%	50,959	10.0%
Tier 1 capital (to average assets)
Company	68,455	10.77%	25,416	4.0%	N/A	N/A
Bank	59,853	9.25%	25,879	4.0%	32,348	5.0%

The Company had $5.0 million of trust preferred securities at both March 31, 2018 and December 31, 2017 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at March 31, 2018 and December 31, 2017.

Certain Non-GAAP Measures

Certain financial information can be determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, certain financial measures are based on core earnings rather than net income. Core earnings exclude income, expense, gains and losses that either are not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Such information may be useful to both investors and management and can aid them in understanding the Company’s current performance trends and financial condition. Core earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non-GAAP measure of core earnings can be referenced as part of management’s discussion and analysis of financial condition and results of operations.

There was no difference in core earnings and GAAP income or earnings per share for both the three months ended March 31, 2018 and March 31, 2017.

Analysis of Net Interest Income – Three months ended March 31, 2018 and 2017

	(Amounts in thousands)
	Three months ended
	March 31,
	2018	2017
Net interest income	$5,592	$4,937
Tax equivalent income adjustment for investment securities	104	233
Tax equivalent income adjustment for loans	2	4
Net interest income on a fully taxable equivalent basis	$5,698	$5,174

Interest and dividends on investment securities	$955	$1,062
Tax equivalent income adjustment for investment securities	104	233
Investment securities income on a fully taxable equivalent basis	$1,059	$1,295

Interest and fees on loans	$5,588	$4,618
Tax equivalent income adjustment for loans	2	4
Loan income on a fully taxable equivalent basis	$5,590	$4,622

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.7 million for March 31, 2018 and $5.2 million for March 31, 2017. The resulting net interest margin was 3.62% for March 31, 2018 and 3.52% for March 31, 2017.

The increase in interest income, on a fully taxable equivalent basis, of $744,000 is the product of a 7.1% year-over-year increase in average earning assets and a 21 basis point increase in yield. The increase in interest expense of $220,000 was a product of a 14 basis point increase in rates paid and a 7.0% increase in average interest-bearing liabilities. The net result was a 10.1% increase in net interest income on a fully taxable equivalent basis, and a 10 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities available-for-sale decreased by $236,000, or 18.2%. The average invested balances in these securities decreased by $18.9 million, or 10.9%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 25 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial. The lower corporate tax rate effective in 2018 had a 25 basis point impact on the tax equivalent yield, otherwise security yields were comparable among the periods.

On a fully taxable equivalent basis, income on loans increased by $968,000, or 20.9%, for March 31, 2018 compared to the same period in 2017. A $60.7 million increase in the average balance of the loan portfolio, or 14.8%, was accompanied by a 25 basis point increase in the portfolio’s tax equivalent yield. Despite the recent rise in short-term interest rates, strong competition for good credits continued to put pressure on offering rates. In addition, the amortization of the existing portfolio at higher rates decreases the effective yield. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $12,000, or 75.0%, from the same period a year ago. The average balance of interest-earning deposits increased by $136,000, or 2.0%. The yield increased by 69 points from 2017 to 2018, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $40.8 million, or 25.2%, for the three months ended March 31, 2018 compared to the same period of 2017, while average savings balances decreased by $308,000, or 0.3%. Promotional rates offered on money market products, along with the continuing marketing of the Kasasa suite of products, drew in core deposits, thus producing the substantial increase in the demand balances. Total interest paid on interest-bearing demand deposits and money market accounts was $286,000, a $139,000 increase from last year. The yield increased 20 basis points from the three months ended March 31, 2017 to March 31, 2018. Total interest paid on savings accounts was $24,000, a $3,000 increase from last year. The average rate paid on savings accounts was 0.09% for the three months ended March 31, 2018 and 0.07% for the same period in 2017. The average balance of time deposit products decreased by $8.1 million, or 6.1%, as the average rate paid increased by 28 basis points, from 1.27% to 1.55%. Interest expense increased on time deposits by $61,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds obtained at generally higher rates than in-market accounts.

Average borrowings and subordinated debt decreased by $501,000 while the average rate paid increased by 17 basis points. Cost of borrowings continues to rise in tandem with the Federal funds rate, thus offsetting any decline in borrowed balances. Management continues to utilize short-term borrowings to bridge liquidity gaps.

Impairment Analysis of Investment Securities

The Company owns two trust preferred securities totaling $2.0 million (original face) consisting of collateral issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2018 is not fully active and markets for similar securities are also not completely active. Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, the Company determined the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2018. It was decided that an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs continues to be more representative of fair value than the market approach valuation technique used at measurement dates prior to 2008.

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

The PreTSL XXIII cash flows are discounted at 11.7% through its maturity date of December 2036 and would have to experience an additional $210 million of nonperforming collateral (of $860 million performing) in order to incur any impairment. The aggregate cash flows for the C-2 tranche are estimated to be $44.1 million on a current principal of $26.1 million. The Trapeza IX B-1 cash flows are discounted at 8.6% through its maturity of January 2038 and would experience additional impairment upon further occurrence of nonperforming collateral of $7.0 million (of $208 million nonperforming). The aggregate cash flows for the B-1 tranche are estimated to be $42.6 million on a current principal of $23.8 million.

Based upon the results of the analysis, the Company currently believes that a weighted average price of approximately $0.51 per $1.00 of par value is representative of the fair value of the two trust preferred securities, with individual securities therein ranging from $0.44 to $056.

The Company considered all information available as of March 31, 2018 to estimate the impairment and resulting fair value of the trust preferred securities. These securities are supported by a number of banks and insurance companies located throughout the country. While the number of bank failures has declined since the historically high failure rates of 2009, 2010 and 2011, there is still the potential for troubled banks to fail. The Company did not recognize any credit related impairment in the first three months of 2018 or 2017. If the conditions of the underlying banks in the trust preferred securities worsen, there may be additional impairment to recognize in the remainder of 2018 or later.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended March 31, 2018 and 2017

During the first three months of both 2018 and 2017, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2017 and 2018, and has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Past due loans, potential problem loans, as well as loans on non-accrual have all steadily declined, helping to require a provision of only $500,000 in the first quarter of 2018 which is lower than the net charge-off of $1.2 million (of which previously had a specific reserve of $625,000) and required no provision in the first quarter of 2017. There was a favorable ruling in a bankruptcy court surrounding the eventual sale of a business to which the Company lent funds, resulting in a large recovery of amounts previously charged off in 2017. These recoveries displaced provisions throughout 2017. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income increased by $112,000, or 12.4%, for March 31, 2018 compared to March 31, 2017.

Gains on securities called and net gains on the sale of available-for-sale investment securities increased by $11,000 in the first three months of 2018 from year ago levels, and remain revenue neutral.

For the quarter ended March 31, 2018, fees for customer service increased by $47,000, or 9.3% from the same period a year ago, driven by customer transactions on deposit accounts.  Mortgage banking gains increased to $238,000 in 2018 from $194,000 in 2017, an increase of $44,000, reflective of a mortgage origination increase of $4.1 million. Wealth management income of $9,000 was recorded in 2018, compared to $7,000 in 2017, an increase of $2,000. After operating its own non-deposit investment service program, the Bank now has a Cortland Private Wealth Management program which partners with an external platform and advisory group to offer a full suite of program options, including private asset management, financial and estate planning, retirement plans, insurance and advisory services. Earnings on bank-owned life insurance increased by $2,000. In reference to the previously mentioned death of a former executive, the Company expects to realize a gain of $1.5 million for insurance proceeds in excess of the recorded cash value in the second quarter of 2018. Other sources of non-interest income increased by $6,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first three months were $4.3 million in 2018 compared to $4.6 million in 2017, a decrease of $321,000, or 6.9%. During the first three months of 2018, expenditures for salaries and employee benefits decreased by $292,000, or 10.6%, from the similar period a year ago. This is mainly a result of a workforce realignment and a branch consolidation in latter 2017. Full time equivalent employment averaged 160 during the first three months of 2018 and 163 during the first three months of 2017.

All other expense categories decreased by $29,000, or 1.5%, in the aggregate.

The effective tax rate for the first three months was 13.6% in 2018 and 16.0% in 2017, resulting in income tax expense of $241,000 in 2018 and $190,000 in 2017. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream. The lower rate in 2018 is primarily affected by the change in corporate tax rate from 34% to 21%.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21% in 2018 and 34% in 2017) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	March 31,
	2018		2017
	Balance	%	Balance	%
Provision at statutory rate	$373	21.0	$405	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(20)	(1.1)	(25)	(2.1)
Non-taxable interest income	(91)	(5.1)	(162)	(13.6)
Low income housing tax credits	(35)	(2.0)	(45)	(3.8)
Non-deductible expenses	14	0.8	17	1.5
Federal income tax expense	$241	13.6	$190	16.0

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $3.4 million in the first three months of 2018, which annualized represents 9.5% of the total combined portfolio, compared to $4.4 million, or 10.6%, of the portfolio a year ago. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At March 31, 2018, the Bank had $17.8 million of deposits in the CDARS® program, of which $12.8 million was executed as one-way buy transactions and the Bank had $19.3 million of deposits in the ICS money market program, of which $6.0 million was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal CDARS® and ICS may no longer be considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At March 31, 2018, the Bank had approximately $19.4 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $5.3 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $31.6 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 20% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At March 31, 2018, there was $50.7 million in outstanding balances in wholesale deposits including internet-based deposits with access to an additional $59.8 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of March 31, 2018. Unpledged securities of $74.3 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at March 31, 2018 is $7.8 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $50,000 at March 31, 2018 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $27.5 million at March 31, 2018 compared to $15.9 million at March 31, 2017 and $19.1 million at December 31, 2017, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the three months ended:

	(Amounts in thousands)
	March 31,
	2018	2017
Net income	$1,537	$1,000
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	650	699
Provision for loan losses	500	—
Investment securities available-for-sale gains, net	(20)	(9)
Originations of mortgage banking loans held for sale	(12,319)	(8,229)
Proceeds from the sale of mortgage banking loans	14,121	10,541
Mortgage banking gains, net	(238)	(194)
Earnings on bank-owned life insurance	(77)	(75)
Equity compensation	34	48
Changes in:
Deferred taxes	130	(99)
Other assets and liabilities	(218)	(226)
Net cash flow from operating activities	$4,100	$3,456

Key variations stem from: 1) Substantial recoveries throughout 2017 displaced the need for a provision in 2017. The 2018 provision is reflective of the restructured loan previously referenced. 2). Mortgage loan originations and sales increased in 2018, producing higher gains. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2018 and 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Form 10-K for the year ended December 31, 2017.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock. The following table shows information relating to the repurchase of shares of the Company’s common stock during the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
January	—	$—	—	100,000
February	10,488	21.25	10,488	89,512
March	—	—	—	—
Total	10,488	$21.25	10,488	89,512

*On January 23, 2018 the Company’s Board of Directors approved a Stock Repurchase Program. The program allows the Company to purchase up to 100,000 shares and expires at December 31, 2018. (See footnote 12)

Item 3. Defaults upon Senior Securities—Not applicable

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

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May 10, 2018
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: May 10, 2018
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)