Form 10-Q
period 2018-06-30
CORTLAND BANCORP INC
filed 2018-08-09
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,363,537 Shares August 2, 2018

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$6,701	$9,741
Interest-earning deposits	4,276	9,384
Total cash and cash equivalents	10,977	19,125
Investment securities available-for-sale (Note 3)	141,538	159,841
Regulatory stock (Note 3)	2,581	2,581
Loans held for sale	2,524	2,780
Total loans (Note 4)	466,448	487,490
Less allowance for loan losses (Note 4)	(4,095)	(4,578)
Net loans	462,353	482,912
Premises and equipment	9,145	9,038
Bank-owned life insurance	15,550	17,650
Other assets	18,032	17,174
Total assets	$662,700	$711,101

LIABILITIES
Noninterest-bearing deposits	$130,318	$123,291
Interest-bearing deposits	427,505	462,560
Total deposits	557,823	585,851
Short-term borrowings (Note 13)	1,609	2,678
Federal Home Loan Bank advances - short term	11,000	32,000
Federal Home Loan Bank advances - long term	16,000	14,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	9,289	9,787
Total liabilities	600,876	649,471

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2018 and 2017; outstanding shares, 4,363,537 in 2018 and 4,420,136 in 2017	23,641	23,641
Additional paid-in capital	20,878	20,928
Retained earnings	28,270	24,403
Accumulated other comprehensive loss (Note 10)	(4,113)	(1,825)
Treasury stock, at cost, 364,730 shares in 2018 and 308,131 in 2017	(6,852)	(5,517)
Total shareholders’ equity	61,824	61,630
Total liabilities and shareholders’ equity	$662,700	$711,101

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$5,739	$4,742	$11,327	$9,360
Interest and dividends on investment securities:
Taxable interest	539	539	1,031	1,105
Nontaxable interest	356	460	785	929
Dividends	40	34	74	61
Other interest income	53	30	81	46
Total interest and dividend income	6,727	5,805	13,298	11,501
INTEREST EXPENSE
Deposits	850	626	1,639	1,212
Short-term borrowings	2	2	3	3
Federal Home Loan Bank advances - short term	54	38	145	75
Federal Home Loan Bank advances - long term	66	82	124	186
Subordinated debt	48	35	88	66
Total interest expense	1,020	783	1,999	1,542
Net interest income	5,707	5,022	11,299	9,959
PROVISION FOR LOAN LOSSES	75	—	575	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,632	5,022	10,724	9,959
NON-INTEREST INCOME
Fees for customer services	584	554	1,139	1,062
Investment securities available-for-sale gains (losses), net	(41)	22	(21)	31
Mortgage banking gains, net	261	322	499	516
Earnings on bank-owned life insurance	1,631	82	1,708	157
Wealth management	10	7	19	14
Other non-interest income	132	145	245	252
Total non-interest income	2,577	1,132	3,589	2,032
NON-INTEREST EXPENSES
Salaries and employee benefits	2,617	2,621	5,067	5,363
Occupancy and equipment	550	588	1,147	1,203
State and local taxes	125	118	250	233
FDIC insurance	44	51	88	104
Professional fees	209	198	398	359
Advertising and marketing	89	158	163	260
Data processing fees	64	65	127	126
Other operating expenses	887	887	1,671	1,685
Total non-interest expenses	4,585	4,686	8,911	9,333
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	3,624	1,468	5,402	2,658
Federal income tax expense	322	286	563	476
NET INCOME	$3,302	$1,182	$4,839	$2,182
EARNINGS PER SHARE BASIC AND DILUTED	$0.75	$0.26	$1.10	$0.49
CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.08	$0.22	$0.23

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Net income	$3,302	$1,182	$4,839	$2,182
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(83)	1,552	(3,049)	1,567
Tax effect	16	(528)	641	(533)
Reclassification adjustment for net losses (gains) realized in net income	41	(22)	21	(31)
Tax effect	(8)	8	(4)	11
Total securities available-for-sale	(34)	1,010	(2,391)	1,014
Change in post-retirement obligations	111	(6)	103	(11)
Total other comprehensive income (loss)	77	1,004	(2,288)	1,003
Total comprehensive income	$3,379	$2,186	$2,551	$3,185

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
SIX MONTHS ENDED June 30, 2017

Balance at December 31, 2016	$23,641	$20,878	$21,485	$(2,961)	$(5,373)	$57,670
Net income	—	—	2,182	—	—	2,182
Other comprehensive income	—	—	—	1,003	—	1,003
Cash dividend declared ($0.23 per share)	—	—	(1,018)	—	—	(1,018)
Equity compensation	—	(20)	—	—	93	73
Balance at June 30, 2017	$23,641	$20,858	$22,649	$(1,958)	$(5,280)	$59,910

SIX MONTHS ENDED June 30, 2018

Balance at December 31, 2017	$23,641	$20,928	$24,403	$(1,825)	$(5,517)	$61,630
Net income	—	—	4,839	—	—	4,839
Other comprehensive loss	—	—	—	(2,288)	—	(2,288)
Cash dividend declared ($0.22 per share)	—	—	(972)	—	—	(972)
Treasury shares purchased (70,181 shares)	—	—	—	—	(1,493)	(1,493)
Equity compensation	—	(50)	—	—	158	108
Balance at June 30, 2018	$23,641	$20,878	$28,270	$(4,113)	$(6,852)	$61,824

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017
Net cash flow from operating activities	$5,345	$4,056
Cash flow from investing activities
Purchases of available-for-sale securities	(13,022)	(18,927)
Proceeds from sale of available-for-sale securities	21,418	28,127
Proceeds from call, maturity and principal payments on available-for-sale securities	6,056	9,076
Net decrease in loans made to customers	19,984	9,484
Proceeds from bank-owned life insurance	3,808	—
Contributions to partnership funds	(656)	(2,235)
Purchases of premises and equipment	(519)	(537)
Net cash flow from investing activities	37,069	24,988
Cash deficit from financing activities
Net decrease in deposit accounts	(28,028)	(8,862)
Net change in short term borrowings	(1,069)	(599)
Net change in Federal Home Loan Bank advances - short term	(21,000)	(11,000)
Repayments of Federal Home Loan Bank advances - long term	(4,000)	(8,000)
Proceeds from Federal Home Loan Bank advances - long term	6,000	4,000
Dividends paid	(972)	(1,018)
Treasury shares purchased	(1,493)	—
Net cash deficit from financing activities	(50,562)	(25,479)
Net change in cash and cash equivalents	(8,148)	3,565
Cash and cash equivalents
Beginning of period	19,125	15,351
End of period	$10,977	$18,916
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$400	$650
Interest	$2,022	$1,548
Transfer of loans to other real estate owned	$—	$480

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2017, included in our Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheets at December 31, 2017, have been derived from the audited Consolidated Balance Sheets but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods.

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

	(Amounts in thousands)
	Three Months Ended	Six Months Ended
	June 30, 2018
Revenue stream
Service charges on deposit accounts:
Overdraft fees	$269	$525
Service charges	100	199
Other fees	6	9
Fees, exchange, and other service charges	209	406
Non-interest income (in-scope of Topic 606)	584	1,139
Non-interest income (out-of-scope of Topic 606)	1,993	2,450
Total non-interest income	$2,577	$3,589

Certain items contained in the 2017 financial statements have been reclassified to conform to the presentation for 2018. Such reclassifications had no effect on the net results of operations or shareholders’ equity.

2.) Authoritative Accounting Guidance:

In January 2016, the FASB issued ASU (Accounting Standard Update) 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The Company’s adoption of this standard during the reporting period had no effect on the Consolidated Financial Statements. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 9 to the financial statements. The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the June 30, 2018 disclosure.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions.  The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only).  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

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

The following table is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$9,235	$—	$283	$8,952
Obligations of states and political subdivisions	53,452	19	1,690	51,781
U.S. Government-sponsored mortgage-backed securities	62,175	—	2,717	59,458
U.S. Government-sponsored collateralized mortgage obligations	13,119	—	236	12,883
U.S. Government-guaranteed small business administration pools	8,846	—	382	8,464
Total investment securities available-for-sale	$146,827	$19	$5,308	$141,538
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,581	$—	$—	$2,581

	(Amounts in thousands)
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$3,344	$1	$140	$3,205
Obligations of states and political subdivisions	71,700	740	324	72,116
U.S. Government-sponsored mortgage-backed securities	69,066	6	1,404	67,668
U.S. Government-sponsored collateralized mortgage obligations	6,463	—	161	6,302
U.S. Government-guaranteed small business administration pools	9,911	—	256	9,655
Trust preferred securities	1,618	—	723	895
Total investment securities available-for-sale	$162,102	$747	$3,008	$159,841
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,581	$—	$—	$2,581

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amortized cost and fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	543	553
Due after five years through ten years	12,034	11,606
Due after ten years	58,956	57,038
Total	71,533	69,197
U.S. Government-sponsored mortgage-backed and related securities	75,294	72,341
Total investment securities available-for-sale	$146,827	$141,538

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Proceeds on securities sold	$1,577	$12,402	$21,418	$28,127
Gross realized gains	—	232	123	378
Gross realized losses	41	210	144	347

Investment securities with a carrying value of approximately $64.3 million at June 30, 2018 and $105.0 million at December 31, 2017 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at June 30, 2018:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$6,195	$40	$2,757	$243	$8,952	$283
Obligations of states and political subdivisions	31,631	869	17,746	821	49,377	1,690
U.S. Government-sponsored mortgage-backed securities	21,594	746	37,864	1,971	59,458	2,717
U.S. Government-sponsored collateralized mortgage obligations	—	—	5,746	236	5,746	236
U.S. Government-guaranteed small business administration pools	—	—	8,464	382	8,464	382
Total	$59,420	$1,655	$72,577	$3,653	$131,997	$5,308

The above table comprises 123 investment securities where the fair value is less than the related amortized cost.

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

The unrealized losses at June 30, 2018 on the Company’s investments were caused by changes in market rates and related spreads. The significant increase in unrealized losses beginning in 2018 is a direct result of the spike in interest rates immediately following the passage of the Tax Act. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

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

As more fully disclosed in Note 9, the Company assessed the impairment of trust preferred securities currently in an illiquid market. The Company records impairment credit losses in earnings (before tax) and non-credit impairment losses in other comprehensive income (loss) (before tax). Through the impairment assessment process, there was no OTTI loss recognized in the three and six months ended June 30, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$140	$140	$140	$140
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than- temporary impairment was previously recognized	—	—	—	—
Sale of debt securities	(140)	—	(140)	—
Ending balance	$—	$140	$—	$140

At December 31, 2017, there was $895,000 of investment securities considered to be in non-accrual status due to the delay in the collection of interest payments. This balance was comprised of two trust preferred securities which were disposed of in the current quarter.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	June 30, 2018		December 31, 2017
	Balance	%	Balance	%
Commercial	$74,015	15.9	$113,341	23.3
Commercial real estate	298,790	64.0	283,135	58.1
Residential real estate	64,368	13.8	62,071	12.7
Consumer - home equity	25,665	5.5	26,018	5.3
Consumer - other	3,610	0.8	2,925	0.6
Total loans	$466,448		$487,490

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended
	(Amounts in thousands)
June 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,334	$2,290	$93	$67	$100	$3,884
Loan charge-offs	—	—	—	—	(27)	(27)
Recoveries	—	150	1	1	11	163
Net loan recoveries (charge-offs)	—	150	1	1	(16)	136
Provision charged to operations	60	17	(14)	(2)	14	75
Balance at end of period	$1,394	$2,457	$80	$66	$98	$4,095

	(Amounts in thousands)
June 30, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,246	$3,226	$142	$148	$93	$4,855
Loan charge-offs	—	(7)	(13)	—	(23)	(43)
Recoveries	—	—	5	2	11	18
Net loan recoveries (charge-offs)	—	(7)	(8)	2	(12)	(25)
Provision charged to operations	4	94	(21)	(90)	13	—
Balance at end of period	$1,250	$3,313	$113	$60	$94	$4,830

Six Months Ended	(Amounts in thousands)
June 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,591	$2,702	$117	$70	$98	$4,578
Loan charge-offs	(1,163)	—	—	—	(77)	(1,240)
Recoveries	—	150	1	4	27	182
Net loan recoveries (charge-offs)	(1,163)	150	1	4	(50)	(1,058)
Provision charged to operations	966	(395)	(38)	(8)	50	575
Balance at end of period	$1,394	$2,457	$80	$66	$98	$4,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
June 30, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,394	$3,072	$163	$150	$89	$4,868
Loan charge-offs	—	(100)	(13)	—	(67)	(180)
Recoveries	108	—	5	4	25	142
Net loan recoveries (charge-offs)	108	(100)	(8)	4	(42)	(38)
Provision charged to operations	(252)	341	(42)	(94)	47	—
Balance at end of period	$1,250	$3,313	$113	$60	$94	$4,830

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at June 30, 2018 and December 31, 2017:

	(Amounts in thousands)
June 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,394	2,457	80	66	98	4,095
Total ending allowance balance	$1,394	$2,457	$80	$66	$98	$4,095
Loan Portfolio:
Individually evaluated for impairment	$5,357	$4,354	$—	$—	$—	$9,711
Collectively evaluated for impairment	68,658	294,436	64,368	25,665	3,610	456,737
Total ending loans balance	$74,015	$298,790	$64,368	$25,665	$3,610	$466,448

	(Amounts in thousands)
December 31, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$625	$—	$—	$—	$—	$625
Collectively evaluated for impairment	966	2,702	117	70	98	3,953
Total ending allowance balance	$1,591	$2,702	$117	$70	$98	$4,578
Loan Portfolio:
Individually evaluated for impairment	$5,581	$4,664	$—	$—	$—	$10,245
Collectively evaluated for impairment	107,760	278,471	62,071	26,018	2,925	477,245
Total ending loans balance	$113,341	$283,135	$62,071	$26,018	$2,925	$487,490

The decrease in commercial loan balances from year-end was due in part to 60-day or less term commercial loans for a total of $43.0 million that closed in December 2017 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2018. The commercial charge off related to loans that were restructured with no principal forgiveness, but with a substantial concession in interest rate.  The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest.  The charged off amount of $1.1 million is recorded as a loan discount.  As loan payments are made, interest will be recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated to these loans at December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following tables represent credit exposures by internally assigned grades for June 30, 2018 and December 31, 2017. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of June 30, 2018 and December 31, 2017:

	(Amounts in thousands)
	Commercial	Commercial real estate
June 30, 2018
Pass	$54,453	$264,440
Special Mention	8,398	29,043
Substandard	11,164	5,307
Doubtful	—	—
Ending Balance	$74,015	$298,790

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2017
Pass	$100,436	$252,960
Special Mention	4,836	24,307
Substandard	8,069	5,868
Doubtful	—	—
Ending Balance	$113,341	$283,135

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of consumer credit exposure as of June 30, 2018 and December 31, 2017:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
June 30, 2018
Performing	$64,024	$25,541	$3,610
Nonperforming	344	124	—
Total	$64,368	$25,665	$3,610

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2017
Performing	$61,824	$25,889	$2,925
Nonperforming	247	129	—
Total	$62,071	$26,018	$2,925

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

The following table is a summary of classes of loans on non-accrual status as of June 30, 2018 and December 31, 2017:

	(Amounts in thousands)
	June 30, 2018	December 31, 2017
Commercial	$1,149	$—
Commercial real estate	441	506
Residential real estate	344	247
Consumer:
Consumer - home equity	124	129
Consumer - other	—	—
Total	$2,058	$882

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

There were no loans modified as TDR’s during the period ended June 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents, by class, information related to loans modified in a TDR during the period ending June 30, 2018.

(Dollar amounts in thousands)
	Three Months Ended				Six Months Ended
	June 30, 2018				June 30, 2018
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial	—	$—	$—	$—	7	$5,373	$4,210	$—
Commercial real estate	—	—	—	—	—	—	—	—
Total restructured loans	—	$—	$—	$—	$7	$5,373	$4,210	$—
Subsequently defaulted	—	—			—	—

The seven commercial loans were all to one borrower.  The loans were restructured with no principal forgiveness, but with a substantial concession in interest rate.  The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest.  The charged off amount of $1.1 million is recorded as loan discount.  As loan payments are made, interest will be recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans.

The following table is an aging analysis of the recorded investment of past due loans as of June 30, 2018 and December 31, 2017:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2018
Commercial	$24	$142	$1,149	$1,315	$72,700	$74,015	$—
Commercial real estate	—	194	340	534	298,256	298,790	—
Residential real estate	94	43	187	324	64,044	64,368	—
Consumer:
Consumer - home equity	97	—	27	124	25,541	25,665	—
Consumer - other	13	—	—	13	3,597	3,610	—
Total	$228	$379	$1,703	$2,310	$464,138	$466,448	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2017
Commercial	$—	$—	$—	$—	$113,341	$113,341	$—
Commercial real estate	173	12	390	575	282,560	283,135	—
Residential real estate	240	29	216	485	61,586	62,071	—
Consumer:
Consumer - home equity	—	82	28	110	25,908	26,018	—
Consumer - other	15	—	—	15	2,910	2,925	—
Total	$428	$123	$634	$1,185	$486,305	$487,490	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2018 and December 31, 2017. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and six months ended June 30, 2018 and 2017.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2018
With no related allowance recorded:
Commercial	$5,357	$6,473	$—
Commercial real estate	4,354	4,432	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	—	—	—
Total:
Commercial	$5,357	$6,473	$—
Commercial real estate	$4,354	$4,432	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded:
Commercial	$65	$65	$—
Commercial real estate	4,664	4,742	—
With an allowance recorded:
Commercial	5,516	5,516	625
Commercial real estate	—	—	—
Total:
Commercial	$5,581	$5,581	$625
Commercial real estate	$4,664	$4,742	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2018
With no related allowance recorded:
Commercial	$4,615	$8	$3,041	$11
Commercial real estate	4,180	104	4,360	212
With an allowance recorded:
Commercial	—	—	1,821	46
Commercial real estate	—	—	—	—
Total:
Commercial	$4,615	$8	$4,862	$57
Commercial real estate	$4,180	$104	$4,360	$212

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2017
With no related allowance recorded:
Commercial	$90	$2	$94	$4
Commercial real estate	5,248	74	5,425	148
With an allowance recorded:
Commercial	—	—	—	—
Commercial real estate	458	—	699	6
Total:
Commercial	$90	$2	$94	$4
Commercial real estate	$5,706	$74	$6,124	$154

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (amounts in thousands)	$3,302	$1,182	$4,839	$2,182

Weighted average common shares outstanding	4,369,792	4,411,102	4,381,540	4,408,886
Net effect of dilutive common share equivalents	4,010	3,051	6,128	3,757
Adjusted average shares outstanding-dilutive	4,373,802	4,414,153	4,387,668	4,412,643

Basic earnings per share	$0.75	$0.26	$1.10	$0.49
Diluted earnings per share	$0.75	$0.26	$1.10	$0.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2018 and December 31, 2017 were 3.79% and 3.04%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	June 30, 2018	December 31, 2017
Commitments to extend credit:
Fixed rate	$34,156	$32,749
Variable rate	64,011	60,508
Standby letters of credit	3,775	3,600

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	June 30, 2018	December 31, 2017
Overdraft protection available on depositors' accounts	$9,006	$9,637
Balance of overdrafts included in loans	81	103
Average daily balance of overdrafts	99	115
Average daily balance of overdrafts as a percentage of available	1.10%	1.19%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2018, based on the contract values, it was not necessary for any collateral to be pledged on the interest rate swap, compared to December 31, 2017 where the Company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $1.4 million.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2018	December 31, 2017	Interest Rate Paid	Interest Rate Received	June 30, 2018	December 31, 2017
Customer interest rate swap
Maturing in 2020	$2,457	$2,504	1 Mo. Libor + Margin	Fixed	$47	$(16)
Maturing in 2025	5,111	5,288	1 Mo. Libor + Margin	Fixed	98	36
Maturing in 2026	2,005	2,064	1 Mo. Libor + Margin	Fixed	98	(44)
Maturing in 2027	13,995	14,197	1 Mo. Libor + Margin	Fixed	299	209
Maturing in 2028	1,176	—	1 Mo. Libor + Margin	Fixed	(39)	—
Total	$24,744	$24,053			$503	$185

Third party interest rate swap
Maturing in 2020	$2,457	$2,504	Fixed	1 Mo. Libor + Margin	$(47)	$16
Maturing in 2025	5,111	5,288	Fixed	1 Mo. Libor + Margin	(98)	(36)
Maturing in 2026	2,005	2,064	Fixed	1 Mo. Libor + Margin	(98)	44
Maturing in 2027	13,995	14,197	Fixed	1 Mo. Libor + Margin	(299)	(209)
Maturing in 2028	1,176	—	Fixed	1 Mo. Libor + Margin	39	—
Total	$24,744	$24,053			$(503)	$(185)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2018
Interest rate derivatives	Other assets	$503	Other liabilities	$503

December 31, 2017
Interest rate derivatives	Other assets	$185	Other liabilities	$185

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

The following table presents the assets reported on the consolidated balance sheets, on a recurring basis, at their fair value as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at June 30, 2018 Using
Description	June 30, 2018	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$8,952	$—	$8,952	$—
Obligations of states and political subdivisions	51,781	—	51,781	—
U.S. Government-sponsored mortgage-backed securities	59,458	—	59,458	—
U.S. Government-sponsored collateralized mortgage obligations	12,883	—	12,883	—
U.S. Government-guaranteed small business administration pools	8,464	—	8,464	—
Loans held for sale	2,524	2,524	—	—
Interest rate derivatives	503	—	503	—

LIABILITIES
Interest rate derivatives	$503	$—	$503	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2017 Using
Description	December 31, 2017	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$3,205	$—	$3,205	$—
Obligations of states and political subdivisions	72,116	—	72,116	—
U.S. Government-sponsored mortgage-backed securities	67,668	—	67,668	—
U.S. Government-sponsored collateralized mortgage obligations	6,302	—	6,302	—
U.S. Government-guaranteed small business administration pools	9,655	—	9,655	—
Trust preferred securities	895	—	—	895
Loans held for sale	2,780	2,780	—	—
Interest rate derivatives	185	—	185	—

LIABILITIES
Interest rate derivatives	$185	$—	$185	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2018 and 2017. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$1,090	$827	$895	$825
Net realized/unrealized losses included in:
Noninterest income	—	—	—	—
Other comprehensive income (loss)	528	(10)	723	(7)
Discount accretion (premium amortization)	—	—	—	—
Sales	(1,618)	—	(1,618)	—
Purchases, issuance, and settlements	—	—	—	(1)
Ending balance	$—	$817	$—	$817
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

Trust Preferred Securities

Trust preferred securities, which are accounted for under FASB ASC Topic 325 Investments Other, were held in the investment portfolio until early June 2018. The Company evaluated current available information in estimating the future cash flows of securities and determined whether there had been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considered the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporated factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Estimates of cash flows were based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	June 30, 2018	December 31, 2017
Total number of trust preferred securities	—	2
Par value	$—	$1,939

Number not considered OTTI	—	1
Par value	$—	$903

Number considered OTTI	—	1
Par value	$—	$1,036

Life-to-date impairment recognized in earnings	$—	$140
Life-to-date impairment recognized in other comprehensive income	—	723
Total life-to-date impairment	$—	$863

The following table details the one debt security with other-than-temporary impairment, its credit ratings at June 30, 2017 and the related losses recognized in earnings:

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

The market for these securities at December 31, 2017 was not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as new issuance is essentially nonexistent. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, only modest improvement has been noted in the market for trust preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Given conditions in the debt markets and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

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

Investment securities available-for-sale– Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on trust preferred securities were calculated using a discounted cash-flow technique. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest.

Loans held for sale – Loans held for sale consist of residential mortgage loans originated for sale. Loans held for sale are recorded at fair value based on what the secondary markets have offered on best efforts commitments.

Loans, net – Market quotations are generally not available for loan portfolios. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion, which incorporates adjustments to the discount rate for alternate cost of funds, liquidity premiums and capital and serving charges. The fair value of loans as of December 31, 2017 was measured by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at June 30, 2018 and December 31, 2017 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	June 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$10,977	$10,977	$—	$—	$10,977
Investment securities available-for-sale	141,538	—	141,538	—	141,538
Loans held for sale	2,524	2,524	—	—	2,524
Loans	462,353	—	—	466,098	466,098
Bank-owned life insurance	15,550	15,550	—	—	15,550
Accrued interest receivable	2,137	2,137	—	—	2,137
Interest rate derivatives	503	—	503	—	503

LIABILITIES:
Demand, savings and money market deposits	$439,229	$439,229	$—	$—	$439,229
Time deposits	118,594	—	—	119,579	119,579
Short term borrowings	1,609	1,609	—	—	1,609
Federal Home Loan Bank advances - short term	11,000	—	—	10,980	10,980
Federal Home Loan Bank advances - long term	16,000	—	—	15,799	15,799
Subordinated debt	5,155	—	—	4,723	4,723
Accrued interest payable	302	302	—	—	302
Interest rate derivatives	503	—	503	—	503

	(Amounts in thousands)
	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$19,125	$19,125	$—	$—	$19,125
Investment securities available-for-sale	159,841	—	158,946	895	159,841
Loans held for sale	2,780	2,780	—	—	2,780
Loans	482,912	—	—	486,230	486,230
Bank-owned life insurance	17,650	17,650	—	—	17,650
Accrued interest receivable	2,193	2,193	—	—	2,193
Interest rate derivatives	185	—	185	—	185

LIABILITIES:
Demand, savings and money market deposits	$458,562	$458,562	$—	$—	$458,562
Time deposits	127,289	—	—	128,624	128,624
Short term borrowings	2,678	2,678	—	—	2,678
Federal Home Loan Bank advances - short term	32,000	—	—	31,982	31,982
Federal Home Loan Bank advances - long term	14,000	—	—	13,880	13,880
Subordinated debt	5,155	—	—	4,785	4,785
Accrued interest payable	325	325	—	—	325
Interest rate derivatives	185	—	185	—	185

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

2) Banks with high, near team  default risk are identified using a CAMELS model and projected to default immediately.  Healthy banks are projected to default at a rate of 2% annually for 2 years, and 0.36% annually thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Loss:

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six months ended June 30, 2018 and 2017:

	(Amounts in thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
	Unrealized losses on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)
Beginning balance	$(4,144)	$(46)	$(2,905)	$(57)	$(1,787)	$(38)	$(2,909)	$(52)
Other comprehensive income (loss) before reclassification	(67)	111	1,024	(6)	(2,408)	103	1,034	(11)
Amount reclassified from accumulated other comprehensive income (loss)	33	—	(14)	—	17	—	(20)	—
Total other comprehensive income (loss)	(34)	111	1,010	(6)	(2,391)	103	1,014	(11)
Ending balance	$(4,178)	$65	$(1,895)	$(63)	$(4,178)	$65	$(1,895)	$(63)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive income (a)	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive income (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains (losses) on available- for-sale securities	$(41)	$22	$(21)	$31	Investment securities available-for- sale gains (losses), net
	8	(8)	4	(11)	Federal income tax expense
	$(33)	$14	$(17)	$20	Net of tax

(a) Amounts in parentheses indicate debits to net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$890	$858	$876	$840
Expense recorded	5	13	11	26
Other comprehensive (income) loss recorded	(111)	6	(103)	11
Ending balance	$784	$877	$784	$877

12.) Stock Repurchase Program:

On January 24, 2017, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,055 shares outstanding at January 24, 2017, of the Company’s outstanding common stock. This program terminated on December 31, 2017. The Company purchased 12,863 shares under this program. On January 23, 2018, the Company’s Board of Directors approved a new program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,136 shares outstanding at January 23, 2018, of the Company’s outstanding common stock. This program will terminate on December 31, 2018 or upon purchase of 100,000 shares if earlier or at any time without prior notice.  On May 22, 2018 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the January 23, 2018 plan by 200,000 shares bringing the total to 300,000 shares authorized with 231,512 total remaining shares which was approximately 5.3% of the Company’s outstanding shares. The Company purchased 68,488 shares under this program to date. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on June 30, 2018, the remaining authorization to repurchase the stock for the program is approximately $5.6 million.

13.) Short-Term Borrowings:

The following table provides additional detail regarding short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At June 30, 2018	At December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$3,207	$3,414
Total collateral carrying value	$3,207	$3,414
Total short-term borrowings	$1,609	$2,678

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.) Equity Compensation:

During 2015, the Company, created the 2015 Omnibus Equity Plan and The Director Equity Plan.

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first half of 2018 12,593 shares were granted to employees under the plan, compared to 12,976 shares being granted under the plan in March 2017. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first six months of 2018 and 2017 compensation expense of $86,000 and $53,000, respectively, was recorded in the Consolidated Statements of Income. In the second quarter of 2018 and 2017 compensation expense of $52,000 and $35,000, respectively, was recorded in the Consolidated Statements of Income. As of June 30, 2018, there was $444,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan vest in equal thirds on the first three anniversaries of the award date if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 23.0 months.

Granted shares are awarded upon meeting achievement of performance objectives derived from one or more of the performance criteria. The main metrics used for the periods presented were three-year earnings per share growth and three-year total shareholder return ranked versus a peer group.

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 989 shares of Board approved shares granted in the first half of 2018, compared to 1,656 Board approved shares granted under the plan in March 2017. Both of these grants each had immediate vesting. In the first six months of 2017, expense of $30,000 was recorded in the Consolidated Statements of Income, and $22,000 was recorded in the second quarter of 2018.

The following is the activity under the two plans during the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	20,814	$17.02
Granted	12,593	22.01
Vested	(8,359)	16.71
Forfeited	—	—
Nonvested at June 30, 2018	25,048	$19.63

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	JUNE 30, 2018			DECEMBER 31, 2017			JUNE 30, 2017
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$9,286	$81	1.75%	$8,668	$98	1.13%	$9,618	$46	0.96%
Investment securities (1) (2) (3)	151,037	2,079	2.75%	168,654	5,082	3.01%	170,661	2,551	2.99%
Loans (1) (2) (3)	465,993	11,330	4.88%	415,251	19,257	4.64%	410,221	9,367	4.58%
Total interest-earning assets	626,316	$13,490	4.32%	592,573	$24,437	4.12%	590,500	$11,964	4.07%
Cash and due from banks	7,313			7,804			7,803
Bank premises and equipment	9,036			9,193			9,258
Other assets	26,034			27,345			25,899
Total noninterest-earning assets	42,383			44,342			42,960
Total assets	$668,699			$636,915			$633,460

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$199,706	$618	0.62%	$168,536	$751	0.45%	$164,022	$329	0.40%
Savings	113,941	48	0.09%	114,261	90	0.08%	115,008	43	0.08%
Time	122,522	973	1.60%	128,251	1,730	1.35%	131,928	840	1.28%
Total interest-bearing deposits	436,169	1,639	0.76%	411,048	2,571	0.63%	410,958	1,212	0.59%
Other borrowings	33,594	272	1.63%	33,777	481	1.42%	36,010	264	1.48%
Subordinated debt	5,155	88	3.39%	5,155	138	2.68%	5,155	66	2.54%
Total interest-bearing liabilities	474,918	$1,999	0.85%	449,980	$3,190	0.71%	452,123	$1,542	0.69%
Demand deposits	123,057			116,605			112,846
Other liabilities	10,031			10,332			10,037
Shareholders' equity	60,693			59,998			58,454
Total liabilities and shareholders' equity	$668,699			$636,915			$633,460
Net interest income		$11,491			$21,247			$10,422
Net interest rate spread (4)			3.47%			3.41%			3.38%
Net interest margin (5)			3.68%			3.59%			3.54%
Ratio of interest-earning assets to interest-bearing liabilities			1.32			1.32			1.31

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2018 and 34% in 2017 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $3,000 and $189,000, respectively, for June 30, 2018; $14,000 and $931,000, respectively, for December 31, 2017; and $7,000 and $456,000, respectively, for June 30, 2017.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	JUNE 30, 2018			MARCH 31, 2018			JUNE 30, 2017
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$11,665	$53	1.81%	$6,881	$28	1.65%	$12,459	$30	0.96%
Investment securities (1) (2) (3)	147,194	1,020	2.76%	154,923	1,059	2.74%	167,515	1,256	2.99%
Loans (1) (2) (3)	461,086	5,740	4.99%	470,957	5,590	4.78%	410,137	4,745	4.63%
Total interest-earning assets	619,945	$6,813	4.40%	632,761	$6,677	4.25%	590,111	$6,031	4.09%
Cash and due from banks	7,542			7,080			8,142
Bank premises and equipment	9,016			9,056			9,271
Other assets	24,799			27,281			27,177
Total non-interest-earning assets	41,357			43,417			44,590
Total assets	$661,302			$676,178			$634,701

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$196,499	$332	0.68%	$202,950	$286	0.57%	$165,906	$181	0.44%
Savings	113,984	24	0.09%	113,896	24	0.09%	115,803	23	0.08%
Time	119,780	494	1.65%	125,296	479	1.55%	130,441	422	1.30%
Total interest-bearing deposits	430,263	850	0.79%	442,142	789	0.72%	412,150	626	0.61%
Other borrowings	28,291	122	1.73%	38,957	150	1.56%	32,600	122	1.49%
Subordinated debt	5,155	48	3.65%	5,155	40	3.13%	5,155	35	2.63%
Total interest-bearing liabilities	463,709	$1,020	0.88%	486,254	$979	0.82%	449,905	$783	0.70%
Demand deposits	126,931			119,141			115,360
Other liabilities	9,985			10,118			10,209
Shareholders' equity	60,677			60,665			59,227
Total liabilities and shareholders' equity	$661,302			$676,178			$634,701
Net interest income		$5,793			$5,698			$5,248
Net interest rate spread (4)			3.52%			3.43%			3.39%
Net interest margin (5)			3.74%			3.62%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities			1.34			1.30			1.31

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2018 and 34% in 2017 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $1,000 and $85,000, respectively, for June 30, 2018; $2,000 and $104,000, respectively, for March 31, 2018; and $3,000 and $223,000, respectively, for June 30, 2017.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2018	2018	2017	2017	2017
SUMMARY OF OPERATIONS
Total interest income	$6,727	$6,571	$6,129	$5,862	$5,805
Total interest expense	(1,020)	(979)	(848)	(800)	(783)
NET INTEREST INCOME (NII)	5,707	5,592	5,281	5,062	5,022
Provision for loan losses	(75)	(500)	—	(100)	—
NII after loss provision	5,632	5,092	5,281	4,962	5,022
Investment securities gains (losses)	(41)	20	(17)	(7)	22
Mortgage banking gains	261	238	243	315	322
Other income	2,357	754	721	1,879	788
Total non-interest expense	(4,585)	(4,326)	(4,603)	(4,665)	(4,686)
Income before tax expense	3,624	1,778	1,625	2,484	1,468
Federal income tax expense	322	241	1,604	337	286
Net income	$3,302	$1,537	$21	$2,147	$1,182

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.75	$0.35	$0.01	$0.49	$0.26
Book value	14.17	13.63	13.94	13.96	13.51
Cash dividends declared per share	0.11	0.11	0.08	0.08	0.08

BALANCE SHEET DATA
Assets	$662,700	$663,138	$711,101	$631,984	$634,736
Investments	144,119	141,717	162,422	165,049	162,677
Loans	466,448	451,914	487,490	411,417	409,766
Allowance for loan losses	4,095	3,884	4,578	4,777	4,830
Deposits	557,823	554,539	585,851	526,484	530,988
Borrowings	33,764	39,217	53,833	33,620	32,758
Shareholders' equity	61,824	60,127	61,630	61,734	59,910

AVERAGE BALANCES
Assets	$661,302	$676,178	$648,887	$631,727	$634,701
Investments	147,194	154,923	166,121	167,239	167,515
Loans	458,334	468,892	427,452	407,371	407,138
Deposits	557,194	561,283	537,587	525,279	527,510
Borrowings	33,446	44,112	38,655	34,817	37,755
Shareholders' equity	60,677	60,665	62,343	60,690	59,227

ASSET QUALITY RATIOS
Net recoveries (charge-offs)	$136	$(1,194)	$(199)	$(153)	$(25)
Net recoveries (charge-offs) as a percentage of average total loans	0.12%	(1.02)%	(0.19)%	(0.15)%	(0.02)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.50%	0.24%	0.24%	0.35%	0.49%
Nonperforming loans	$10,188	$9,258	$5,114	$5,328	$5,886
Nonperforming securities	—	1,090	895	837	817
Other real estate owned	—	—	—	—	480
Total nonperforming assets	$10,188	$10,348	$6,009	$6,165	$7,183
Nonperforming assets as a percentage of:
Total assets	1.54%	1.56%	0.85%	0.98%	1.13%
Equity plus allowance for loan losses	15.46	16.17	9.08	9.27	11.10
Tier I capital	14.36	14.93	8.78	9.00	10.74

FINANCIAL RATIOS
Return on average equity	21.77%	10.13%	0.13%	14.15%	7.98%
Return on average assets	2.00	0.91	0.01	1.36	0.74
Efficiency ratio	54.51	64.66	71.13	70.71	73.70
Effective tax rate	8.89	13.55	98.71	13.57	19.48
Net interest margin	3.74	3.62	3.65	3.61	3.56

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of June 30, 2017 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2017. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	June 30, 2018	December 31, 2017	June 30, 2017
Loans:
Commercial	$74,015	$113,341	$65,877
Commercial real estate	298,790	283,135	256,610
Residential real estate	64,368	62,071	59,086
Consumer - home equity	25,665	26,018	25,125
Consumer - other	3,610	2,925	3,068
Total loans	$466,448	$487,490	$409,766
Total earning assets	$617,367	$662,076	$586,969
Total assets	$662,700	$711,101	$634,736
Deposits:
Noninterest-bearing deposits	$130,318	$123,291	$113,200
Interest-bearing demand deposits	308,911	335,271	288,238
Time deposits	118,594	127,289	129,550
Total deposits	$557,823	$585,851	$530,988
Total interest bearing liabilities	$461,269	$516,393	$450,546

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $617.4 million at June 30, 2018, a decrease of 6.8% from the December 31, 2017 balance of $662.1 million. The decrease from December 31, 2017 was mainly due to a decrease in loans of $21.0 million, and a decrease of $18.3 million in investment securities available-for-sale and a decrease in interest-earning deposits of $5.1 million.  Earning assets increased 5.2% from the June 30, 2017 balance of $587.0 million, which was due mainly to an increase in loans of $56.7 million offset by a decrease in interest-earning deposits of $7.1 million and a decrease in investment securities available-for-sale of $18.6 million. Total assets of $662.7 million at June 30, 2018 decreased by $48.4 million, or 6.8%, from the asset total of $711.1 million at December 31, 2017, and increased $28.0 million, or 4.4%, from the asset total of $634.7 million at June 30, 2017.

At June 30, 2018, the investment securities available-for-sale portfolio was $141.5 million compared to $159.8 million at December 31, 2017, a decrease of $18.3 million, or 11.5%. Investment securities available-for-sale represented 22.9% of earning assets at June 30, 2018, compared to 24.1% at December 31, 2017. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 25.4% of each deposit dollar at June 30, 2018, down 1.9% from year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses, net of tax, of $4.2 million and $1.8 million at June 30, 2018 and December 31, 2017, respectively. The increase in unrealized losses is reflective of the increase in interest rates during this first half of 2018 and its effect on securities valuation.

Loans held for sale decreased by $256,000 to $2.5 million at June 30, 2018 from $2.8 million at December 31, 2017, reflecting minor variation of the mortgage loan processing and origination activity.

Total loans at June 30, 2018 were $466.4 million compared to $487.5 million at December 31, 2017, a 4.3% decrease, and $409.8 million at June 30, 2017, a 13.8% increase. Year-end loan balances included 60-day or less term commercial loans totaling $43.0 million that closed in December 2017 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2018. Excluding these seasonal loans at December 31, 2017, total loans actually increased $21.9 million, or 4.7% through June 30, 2018. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 76.0% as of June 30, 2018, 74.1% as of December 31, 2017, and 70.3% as of June 30, 2017. The total loan-to-deposit ratio was 84.1% at June 30, 2018 and 83.7% at December 31, 2017 and 77.8% June 30, 2017.

The allowance for loan losses of $4.1 million, $4.6 million and $4.8 million, respectively, represented approximately 0.9% of outstanding loans at June 30, 2018 and at December 31, 2017 and 1.2% at June 30, 2017.

During the first six months, loan charge-offs were $1.2 million in 2018 compared to $180,000 for the same period in 2017, while the recovery of previously charged-off loans amounted to $182,000 in 2018 and $142,000 in 2017. The net charge-offs represent 46 basis points of average loans for 2018 and less than 10 basis points for 2017. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. In the first six months of 2018 there was a commercial charge off related to loans to one customer that were restructured with no principal forgiveness, but with a substantial concession in interest rate. The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest. The charged off amount of $1.2 million is recorded as loan discount. As loan payments are made, interest is recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated on these loans at December 31, 2017. Nonaccrual loans were $2.1 million at June 30, 2018, $1.0 million at December 31, 2017 and $1.7 million at June 30, 2017 or 0.4% ,0.2% and 0.4%, respectively, of total loans. The decrease in nonaccrual loans from the previous year was partially attributable to the payoff of one loan for over $1.0 million.

Bank-owned life insurance had a cash surrender value of $15.6 million at June 30, 2018 and $17.7 million at December 31, 2017. The decrease from year end is due mainly to a $2.3 million reduction in the cash value of the policy triggered by the death of a former executive named on the policies. Comprising approximately 20% of Tier 1capital plus the allowance for loan losses, management may consider additional insurance purchases not to exceed a 25% ratio.

Other assets increased to $18.0 million at June 30, 2018 from $17.2 million at December 31, 2017. At June 30, 2018, a $4.5 million investment in a partnership fund is included in other assets compared to $4.8 million at December 31, 2017, with an offsetting $2.3 million at June 30, 2018 and $2.9 million December 31, 2017 in other liabilities, which is the commitment to fund this affordable housing investment. Also included in other assets is a partnership investment of $5.5 million into a privately managed pooled fund of small business administration loans at June 30, 2018 and December 31, 2017.

Noninterest-bearing deposits measured $130.3 million at June 30, 2018 compared to $123.3 million at December 31, 2017 and $113.2 million at June 30, 2017. Interest-bearing deposits decreased $35.1 million to $427.5 million at June 30, 2018 from $462.6 million at December 31, 2017 and increased $9.7 million from $417.8 million at June 30, 2017. The decrease in interest-bearing deposits from year end is net of segregated money market deposit accounts with the Bank which fully collateralized $43.0 million in 60-day or less term commercial loans that closed in December 2017. The loans matured and the deposits withdrew in the first quarter of 2018. Absent the collateral deposits, interest-bearing deposits increased $7.9 million, or 1.9%, over the first six months of 2018.

Federal Home Loan Bank advances and short-term borrowings decreased to $28.6 million at June 30, 2018 from $48.7 million at December 31, 2017. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Wholesale deposits, when cheaper than FHLB funds, are sometimes used in lieu of borrowings. Other liabilities measured $9.3 million at June 30, 2018 and $9.8 million at December 31, 2017. Included is the commitment to fund the affordable housing investment described above.

The Company’s total shareholders’ equity measured $61.8 million at June 30, 2018 and $61.6 million on December 31, 2017. Unrealized securities losses, which are recorded in shareholders’ equity net of tax, offset the growth in capital from earnings. The Company’s capital continues to meet the requirements to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.22 per share were paid to shareholders in the first half of 2018. Cash dividends of $0.23 per share were paid in the first six months of 2017, which included a one-time special dividend of $0.07 per share. Cash dividends of $0.11 per share were paid to shareholders in the second quarter of 2018, compared to cash dividends of $0.08 per share in the second quarter of 2017.

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

At June 30, 2018 and December 31, 2017, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$65,936	12.56%	$26,914	4.5%	N/A	N/A
Bank	62,443	11.97%	26,745	4.5%	$33,921	6.5%
Tier 1 capital (to risk-weighted assets)
Company	70,936	13.51%	34,791	6.0%	N/A	N/A
Bank	62,443	11.97%	34,573	6.0%	41,749	8.0%
Total capital (to risk-weighted assets)
Company	75,115	14.30%	45,294	8.0%	N/A	N/A
Bank	72,621	13.92%	45,011	8.0%	52,186	10.0%
Tier 1 capital (to average assets)
Company	70,936	10.65%	26,636	4.0%	N/A	N/A
Bank	62,443	9.43%	26,491	4.0%	33,113	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$63,455	12.37%	$23,082	4.5%	N/A	N/A
Bank	59,853	11.75%	22,931	4.5%	$33,123	6.5%
Tier 1 capital (to risk-weighted assets)
Company	68,455	13.35%	30,776	6.0%	N/A	N/A
Bank	59,853	11.75%	30,575	6.0%	40,767	8.0%
Total capital (to risk-weighted assets)
Company	73,116	14.26%	41,033	8.0%	N/A	N/A
Bank	70,514	13.84%	40,767	8.0%	50,959	10.0%
Tier 1 capital (to average assets)
Company	68,455	10.77%	25,416	4.0%	N/A	N/A
Bank	59,853	9.25%	25,879	4.0%	32,348	5.0%

The Company had $5.0 million of trust preferred securities at both June 30, 2018 and December 31, 2017 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at June 30, 2018 and December 31, 2017.

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

Core earnings, which exclude certain non-recurring items, increased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Core earnings for the first six months of 2018 were $3.3 million, or $0.75 per share, compared to $2.2 million, or $0.49 per share, for the six months of 2017. Core earnings for the second quarter of 2018 were $1.7 million, or $0.40 per share, compared to $1.2 million, or $0.26 per share, for the second quarter of 2017.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
GAAP earnings	$3,302	$1,182	$4,839	$2,182
Gain recognized on Bank Owned Life Insurance (tax free)*	(1,557)	—	(1,557)	—
Core earnings	$1,745	$1,182	$3,282	$2,182
GAAP earnings per share	$0.75	$0.26	$1.10	$0.49
Gain recognized on Bank Owned Life Insurance (tax free)*	(0.35)	—	(0.35)	—
Core earnings per share	$0.40	$0.26	$0.75	$0.49

*  This is the amount of proceeds received on a life insurance policy upon the death of a former executive that exceeded the cash value of the policy.

Analysis of Net Interest Income

	(Amounts in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net interest income	$5,707	$5,022	$11,299	$9,959
Tax equivalent income adjustment for investment securities	85	223	189	456
Tax equivalent income adjustment for loans	1	3	3	7
Net interest income on a fully taxable equivalent basis	$5,793	$5,248	$11,491	$10,422

Interest and dividends on investment securities	$935	$1,033	$1,890	$2,095
Tax equivalent income adjustment for investment securities	85	223	189	456
Investment securities income on a fully taxable equivalent basis	$1,020	$1,256	$2,079	$2,551

Interest and fees on loans	$5,739	$4,742	$11,327	$9,360
Tax equivalent income adjustment for loans	1	3	3	7
Loan income on a fully taxable equivalent basis	$5,740	$4,745	$11,330	$9,367

Six months ended June 30, 2018 and 2017

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $11.5 million for June 30, 2018 and $10.4 million for June 30, 2017. The resulting net interest margin was 3.68% for June 30, 2018 and 3.54% for June 30, 2017.

The increase in interest income, on a fully taxable equivalent basis, of $1.5 million is the product of a 6.1% year-over-year increase in average earning assets and a 25 basis point increase in yield. The increase in interest expense of $457,000 was a product of a 16 basis point increase in rates paid and a 5.0% increase in average interest-bearing liabilities. The net result was a 10.3% increase in net interest income on a fully taxable equivalent basis, and a 14 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $472,000, or 18.5%. The average invested balances in these securities decreased by $19.6 million, or 11.5%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 24 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial. The lower corporate tax rate effective in 2018 had a 24 basis point impact on the tax equivalent yield, otherwise security yields were comparable among the periods.

On a fully taxable equivalent basis, income on loans increased by $2.0 million, or 21.0%, for June 30, 2018 compared to the same period in 2017. A $55.8 million increase in the average balance of the loan portfolio, or 13.6%, was accompanied by a 30 basis point increase in the portfolio’s tax equivalent yield. Despite the recent rise in short-term interest rates, strong competition for good credits continued to put pressure on offering rates. In addition, the amortization of the existing portfolio at higher rates decreases the effective yield. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $35,000, or 76.1%, from the same period a year ago. The average balance of interest-earning deposits decreased by $332,000, or 3.5%. The yield increased by 79 points from 2017 to 2018, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $35.7 million, or 21.8%, for the six months ended June 30, 2018 compared to the same period of 2017, while average savings balances decreased by $1.1 million, or 0.9%. Promotional rates offered on money market products, along with the continuing marketing of the Kasasa suite of products, drew in core deposits, thus producing the substantial increase in the demand balances. Total interest paid on interest-bearing demand deposits and money market accounts was $618,000, a $289,000 increase from last year. The yield increased 22 basis points from the six months ended June 30, 2017 to June 30, 2018. Total interest paid on savings accounts was $48,000, a $5,000 increase from last year. The average rate paid on savings accounts was 0.09% for the six months ended June 30, 2018 and 0.08% for the same period in 2017. The average balance of time deposit products decreased by $9.4 million, or 7.1%, as the average rate paid increased by 32 basis points, from 1.28% to 1.60%. Interest expense increased on time deposits by $133,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds obtained at generally higher rates than in-market accounts, but beneficial versus rates on borrowings.

Average borrowings and subordinated debt decreased by $2.4 million while the average rate paid increased by 26 basis points. Cost of borrowings continues to rise in tandem with the Federal funds rate, thus offsetting any decline in borrowed balances. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives.

Three months ended June 30, 2018 and 2017

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.8 million for June 30, 2018 and $5.2 million for June 30, 2017. The resulting net interest margin was 3.74% for June 30, 2018 and 3.56% for June 30, 2017.

The increase in interest income, on a fully taxable equivalent basis, of $782,000 is the product of a 5.1% year-over-year increase in average earning assets and a 31 basis point increase in yield. The increase in interest expense of $237,000 was a product of an 18 basis point increase in rates paid and a 3.1% increase in average interest-bearing liabilities. The net result was a 10.4% increase in net interest income on a fully taxable equivalent basis, and an 18 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $236,000, or 18.8%. The average invested balances in these securities decreased by $20.3 million, or 12.1%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 23 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial. The lower corporate tax rate effective in 2018 had a 22 basis point impact on the tax equivalent yield, otherwise security yields were comparable among the periods.

On a fully taxable equivalent basis, income on loans increased by $995,000, or 21.0%, for June 30, 2018 compared to the same period in 2017. A $50.9 million increase in the average balance of the loan portfolio, or 12.4%, was accompanied by a 36 basis point increase in the portfolio’s tax equivalent yield. Despite the recent rise in short-term interest rates, strong competition for good credits continued to put pressure on offering rates. In addition, the amortization of the existing portfolio at higher rates decreases the effective yield. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $23,000, or 76.7%, from the same period a year ago. The average balance of interest-earning deposits decreased by $794,000, or 6.4%. The yield increased by 85 points from 2017 to 2018, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $30.6 million, or 18.4%, for the quarter ended June 30, 2018 compared to the same period of 2017, while average savings balances decreased by $1.8 million, or 1.6%. Promotional rates offered on money market products, along with the continuing marketing of the Kasasa suite of products, drew in core deposits, thus producing the substantial increase in the demand balances. Total interest paid on interest-bearing demand deposits and money market accounts was $332,000, a $151,000 increase from last year. The yield increased 24 basis points from the quarter ended June 30, 2017 to June 30, 2018. Total interest paid on savings accounts was $24,000, a $1,000 increase from last year. The average rate paid on savings accounts was 0.09% for the quarter ended June 30, 2018 and 0.08% for the same period in 2017. The average balance of time deposit products decreased by $10.7 million, or 8.2%, as the average rate paid increased by 35 basis points, from 1.30% to 1.65%. Interest expense increased on time deposits by $72,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds obtained at generally higher rates than in-market accounts, but beneficial versus rates on borrowings.

Average borrowings and subordinated debt decreased by $4.3 million while the average rate paid increased by 38 basis points. Cost of borrowings continues to rise in tandem with the Federal funds rate, thus offsetting any decline in borrowed balances. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Six Months Ended June 30, 2018 and 2017

During the first half of both 2018 and 2017, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2017 and 2018, and has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Past due loans, potential problem loans, as well as loans on non-accrual have all been steady, helping to require a provision of only $575,000 in the first six months of 2018 which is lower than the net charge-off of $1.1 million (of which previously had a specific reserve of $625,000) and required no provision in the first half of 2017. There was a favorable ruling in a bankruptcy court surrounding the eventual sale of a business to which the Company lent funds, resulting in a large recovery of amounts previously charged off in 2017. These recoveries displaced provisions throughout 2017. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income increased by $1.6 million, or 76.6%, for June 30, 2018 compared to June 30, 2017.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $52,000 in the first six months of 2018 from year ago levels, reflecting the sale of the final two corporate securities that were significantly devalued since 2008.

For the first half of June 30, 2018, fees for customer services increased by $77,000, or 7.3%, from the same period a year ago, driven by customer transactions on deposit accounts.  Mortgage banking gains remained steady at $499,000 in 2018 compared to $516,000 in 2017, a decrease of $17,000, reflective of a mortgage origination increase of $2.1 million off set by the tightening of margins on loan sales since the November election. Earnings on bank-owned life insurance increased by $1.6 million. Proceeds received on a policy upon the death of a former executive exceeded the cash value of the policy by $1.6 million.  Other sources of non-interest income decreased by $2,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first six months were $8.9 million in 2018 compared to $9.3 million in 2017, a decrease of $422,000 or 4.5%. During the first six months of 2018, expenditures for salaries and employee benefits decreased by $296,000 or 5.5%, from the similar period a year ago. This is mainly a result of a workforce realignment and a branch consolidation in latter 2017. Full time equivalent employment averaged 159 during the first six months of 2018 and 161 during the first six months of 2017.

All other expense categories decreased by $126,000 or 3.2%, in the aggregate.

The effective tax rate for the first six months was 10.4% in 2018 and 17.9% in 2017, resulting in income tax expense of $563,000 in 2018 and $476,000 in 2017. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream. The lower rate in 2018 is primarily affected by the change in corporate tax rate from 34% to 21%. The $1.6 million gain on bank-owned life insurance mentioned above was tax free which contributed to the lower effective tax rate in 2018.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21% in 2018 and 34% in 2017) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	June 30,
	2018		2017
	Balance	%	Balance	%
Provision at statutory rate	$1,134	21.0	$904	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(369)	(6.8)	(58)	(2.2)
Non-taxable interest income	(167)	(3.1)	(321)	(12.1)
Low income housing tax credits	(69)	(1.3)	(89)	(3.3)
Non-deductible expenses	34	0.6	40	1.5
Federal income tax expense	$563	10.4	$476	17.9

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended June 30, 2018 and 2017

For the second quarter ended June 30, 2018, there were net recoveries of $136,000, and for the similar period of 2017 there were net charge offs of $25,000. Past due loans, potential problem loans, as well as loans on nonaccrual have all been steady requiring a provision for loan losses of only $75,000 for the second quarter of 2018 and none in 2017. The increase in substandard loans is primarily due to a single credit paying as agreed and requiring no reserve allocation. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income increased by $1.4 million, or 127.7%, for the quarter ending June 30, 2018 compared to the same quarter of 2017. Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $63,000 in the second quarter of 2018 from year ago levels, reflecting the sale of the final two corporate securities that were significantly devalued since 2008.

Mortgage banking gains decreased to $261,000 in the second quarter of 2018 from $322,000 the same quarter of 2017, a decrease of $61,000 reflecting the tightening of margins on loan sales since the November election. Earnings on bank-owned life insurance increased by $1.5 million.  Proceeds received on a policy upon the death of a former executive exceeded the cash value of the policy by $1.6 million.  Other sources of non-interest income increased by $20,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the second quarter were $4.6 million in 2018 and $4.7 million in 2017, a decrease of 2.2%. During the second quarter of 2018, expenditures for salaries and employee benefits decreased by $4,000, or 0.2%, from the similar period a year ago. Full time equivalent employment averaged 159 during the second quarter of 2018 and 2017. All other expense categories decreased by $97,000, or 4.7%, in the aggregate.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $6.1 million in the first six months of 2018, which annualized represents 8.8% of the total combined portfolio, compared to $9.1 million, or 10.2%, of the portfolio a year ago. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. At June 30, 2018, the Bank had $8.7 million of deposits in the CDARS® program, of which $6.4 million was executed as one-way buy transactions and the Bank had $15.7 million of deposits in the ICS money market program, of which $1.0 million was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal CDARS® and ICS are no longer considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At June 30, 2018, the Bank had approximately $23.7 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $5.1 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $31.6 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 20% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At June 30, 2018, there was $40.0 million in outstanding balances in wholesale deposits including internet-based deposits with access to an additional $73.5 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of June 30, 2018. Unpledged securities of $77.3 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at June 30, 2018 is $9.4 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $176,000 at June 30, 2018 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $11.0 million at June 30, 2018 compared to $18.9 million at June 30, 2017 and $19.1 million at December 31, 2017, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the three months ended:

	(Amounts in thousands)
	June 30,
	2018	2017
Net income	$4,839	$2,182
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	1,215	1,364
Provision for loan losses	575	—
Investment securities available-for-sale losses (gains), net	21	(31)
Originations of mortgage banking loans held for sale	(25,333)	(23,209)
Proceeds from the sale of mortgage banking loans	26,088	25,154
Mortgage banking gains, net	(499)	(516)
Earnings on bank-owned life insurance	(1,708)	(157)
Equity compensation	108	73
Changes in:
Deferred taxes	112	(54)
Other assets and liabilities	(73)	(750)
Net cash flow from operating activities	$5,345	$4,056

Key variations stem from: 1) Substantial recoveries throughout 2017 displaced the need for a provision in 2017. The 2018 provision is reflective of the restructured loan previously referenced. 2) Earnings on bank-owned life insurance increased by $1.6 million due to gain on proceeds from a policy. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2018 and 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock. The following table shows information relating to the repurchase of shares of the Company’s common stock during the three months ended June 30, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
April	—	$—	—	89,512
May	59,693	21.29	58,000	231,512
June	—	—	—	231,512
Total	59,693	$21.29	58,000	231,512

*On January 23, 2018 the Company’s Board of Directors approved a Stock Repurchase Program. The program allows the Company to purchase up to 100,000 shares and expires at December 31, 2018.  On May 22, 2018 the Company’s Board of Directors approved an increase in the number of shares allowed to 300,000 shares. (See footnote 12)

Item 3. Defaults upon Senior Securities—Not applicable

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

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: August 9, 2018
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: August 9, 2018
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)