Form 10-Q
period 2018-09-30
CORTLAND BANCORP INC
filed 2018-11-08
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,351,081 Shares November 1, 2018

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$6,189	$9,741
Interest-earning deposits	11,097	9,384
Total cash and cash equivalents	17,286	19,125
Investment securities available-for-sale (Note 3)	137,845	159,841
Regulatory stock (Note 3)	2,581	2,581
Loans held for sale	1,077	2,780
Total loans (Note 4)	481,914	487,490
Less allowance for loan losses (Note 4)	(4,152)	(4,578)
Net loans	477,762	482,912
Premises and equipment	9,298	9,038
Bank-owned life insurance	15,632	17,650
Other assets	19,823	17,174
Total assets	$681,304	$711,101

LIABILITIES
Noninterest-bearing deposits	$133,643	$123,291
Interest-bearing deposits	427,563	462,560
Total deposits	561,206	585,851
Short-term borrowings (Note 13)	2,000	2,678
Federal Home Loan Bank advances - short term	23,000	32,000
Federal Home Loan Bank advances - long term	16,000	14,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	11,898	9,787
Total liabilities	619,259	649,471

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2018 and 2017; outstanding shares, 4,363,537 in 2018 and 4,420,136 in 2017	23,641	23,641
Additional paid-in capital	20,936	20,928
Retained earnings	29,544	24,403
Accumulated other comprehensive loss (Note 10)	(5,224)	(1,825)
Treasury stock, at cost, 364,730 shares in 2018 and 308,131 in 2017	(6,852)	(5,517)
Total shareholders’ equity	62,045	61,630
Total liabilities and shareholders’ equity	$681,304	$711,101

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,009	$4,802	$17,336	$14,162
Interest and dividends on investment securities:
Taxable interest	522	508	1,553	1,613
Nontaxable interest	355	491	1,140	1,420
Dividends	35	31	109	92
Other interest income	41	30	122	76
Total interest and dividend income	6,962	5,862	20,260	17,363
INTEREST EXPENSE
Deposits	909	659	2,548	1,871
Short-term borrowings	1	2	4	5
Federal Home Loan Bank advances - short term	107	43	252	118
Federal Home Loan Bank advances - long term	81	61	205	247
Subordinated debt	50	35	138	101
Total interest expense	1,148	800	3,147	2,342
Net interest income	5,814	5,062	17,113	15,021
PROVISION FOR LOAN LOSSES	75	100	650	100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,739	4,962	16,463	14,921
NON-INTEREST INCOME
Fees for customer services	569	583	1,708	1,645
Investment securities available-for-sale (losses) gains, net	—	(7)	(21)	24
Mortgage banking gains, net	272	315	771	831
Earnings on bank-owned life insurance	82	967	1,790	1,124
Wealth management	10	15	29	29
Other real estate gains	—	170	—	170
Other non-interest income	215	144	460	396
Total non-interest income	1,148	2,187	4,737	4,219
NON-INTEREST EXPENSES
Salaries and employee benefits	2,592	2,673	7,659	8,036
Occupancy and equipment	536	580	1,683	1,783
State and local taxes	123	115	373	348
FDIC insurance	44	50	132	154
Professional fees	254	175	652	534
Advertising and marketing	76	122	239	382
Data processing fees	56	64	183	190
Other operating expenses	848	886	2,519	2,571
Total non-interest expenses	4,529	4,665	13,440	13,998
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	2,358	2,484	7,760	5,142
Federal income tax expense	386	337	949	813
NET INCOME	$1,972	$2,147	$6,811	$4,329
EARNINGS PER SHARE BASIC AND DILUTED	$0.46	$0.49	$1.56	$0.98
CASH DIVIDENDS DECLARED PER SHARE	$0.16	$0.08	$0.38	$0.31

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Net income	$1,972	$2,147	$6,811	$4,329
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(1,395)	254	(4,444)	1,821
Tax effect	292	(86)	933	(619)
Reclassification adjustment for net losses (gains) realized in net income	—	7	21	(24)
Tax effect	—	(3)	(4)	8
Total securities available-for-sale	(1,103)	172	(3,494)	1,186
Change in post-retirement obligations	(8)	(5)	95	(16)
Total other comprehensive (loss) income	(1,111)	167	(3,399)	1,170
Total comprehensive income	$861	$2,314	$3,412	$5,499

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders' Equity
NINE MONTHS ENDED September 30, 2017

Balance at December 31, 2016	$23,641	$20,878	$21,485	$(2,961)	$(5,373)	$57,670
Net income	—	—	4,329	—	—	4,329
Other comprehensive income	—	—	—	1,170	—	1,170
Cash dividend declared ($0.31 per share)	—	—	(1,373)	—	—	(1,373)
Treasury shares purchased (9,563 shares)	—	—	—	—	(170)	(170)
Equity compensation	—	15	—	—	93	108
Balance at September 30, 2017	$23,641	$20,893	$24,441	$(1,791)	$(5,450)	$61,734

NINE MONTHS ENDED September 30, 2018

Balance at December 31, 2017	$23,641	$20,928	$24,403	$(1,825)	$(5,517)	$61,630
Net income	—	—	6,811	—	—	6,811
Other comprehensive loss	—	—	—	(3,399)	—	(3,399)
Cash dividend declared ($0.38 per share)	—	—	(1,670)	—	—	(1,670)
Treasury shares purchased (70,181 shares)	—	—	—	—	(1,493)	(1,493)
Equity compensation	—	8	—	—	158	166
Balance at September 30, 2018	$23,641	$20,936	$29,544	$(5,224)	$(6,852)	$62,045

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Net cash flow from operating activities	$9,696	$5,700
Cash flow from investing activities
Purchases of available-for-sale securities	(13,021)	(37,124)
Proceeds from sale of available-for-sale securities	21,418	38,848
Proceeds from call, maturity and principal payments on available-for-sale securities	9,567	12,876
Net decrease in loans made to customers	4,500	7,680
Proceeds from sale of other real estate	—	650
Proceeds from bank-owned life insurance	3,808	1,829
Contributions to partnership funds	(1,472)	(3,137)
Purchases of premises and equipment	(849)	(644)
Net cash flow from investing activities	23,951	20,978
Cash deficit from financing activities
Net decrease in deposit accounts	(24,645)	(13,366)
Net change in short term borrowings	(678)	(237)
Net change in Federal Home Loan Bank advances - short term	(9,000)	(11,000)
Repayments of Federal Home Loan Bank advances - long term	(6,000)	(13,500)
Proceeds from Federal Home Loan Bank advances - long term	8,000	10,000
Dividends paid	(1,670)	(1,373)
Treasury shares purchased	(1,493)	(170)
Net cash deficit from financing activities	(35,486)	(29,646)
Net change in cash and cash equivalents	(1,839)	(2,968)
Cash and cash equivalents
Beginning of period	19,125	15,351
End of period	$17,286	$12,383
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$600	$950
Interest	$3,132	$2,328
Transfer of loans to other real estate owned	$—	$480

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2017, included in our Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheets at December 31, 2017, have been derived from the audited Consolidated Balance Sheets but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

	(Amounts in thousands)
	Three Months Ended	Nine Months Ended
	September 30, 2018
Revenue stream
Service charges on deposit accounts:
Overdraft fees	$285	$810
Service charges	107	306
Other fees	3	12
Fees, exchange, and other service charges	174	580
Non-interest income (in-scope of Topic 606)	569	1,708
Non-interest income (out-of-scope of Topic 606)	579	3,029
Total non-interest income	$1,148	$4,737

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

The Company’s adoption of this standard during the reporting period had no effect on the Consolidated Financial Statements. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 9 to the financial statements. The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the September 30, 2018 disclosure.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases.  In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$9,238	$—	$416	$8,822
Obligations of states and political subdivisions	53,351	12	2,411	50,952
U.S. Government-sponsored mortgage-backed securities	61,145	—	3,123	58,022
U.S. Government-sponsored collateralized mortgage obligations	12,575	—	321	12,254
U.S. Government-guaranteed small business administration pools	8,221	—	426	7,795
Total investment securities available-for-sale	$144,530	$12	$6,697	$137,845
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,581	$—	$—	$2,581

	(Amounts in thousands)
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$3,344	$1	$140	$3,205
Obligations of states and political subdivisions	71,700	740	324	72,116
U.S. Government-sponsored mortgage-backed securities	69,066	6	1,404	67,668
U.S. Government-sponsored collateralized mortgage obligations	6,463	—	161	6,302
U.S. Government-guaranteed small business administration pools	9,911	—	256	9,655
Trust preferred securities	1,618	—	723	895
Total investment securities available-for-sale	$162,102	$747	$3,008	$159,841
Federal Home Loan Bank (FHLB) stock	2,355	—	—	2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,581	$—	$—	$2,581

The amortized cost and fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	543	551
Due after five years through ten years	12,036	11,466
Due after ten years	58,231	55,552
Total	70,810	67,569
U.S. Government-sponsored mortgage-backed and related securities	73,720	70,276
Total investment securities available-for-sale	$144,530	$137,845

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Proceeds on securities sold	$—	$10,721	$21,418	$38,848
Gross realized gains	—	87	123	465
Gross realized losses	—	94	144	441

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investment securities with a carrying value of approximately $68.9 million at September 30, 2018 and $105.0 million at December 31, 2017 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at September 30, 2018:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$6,099	$139	$2,723	$277	$8,822	$416
Obligations of states and political subdivisions	30,550	1,202	20,193	1,209	50,743	2,411
U.S. Government-sponsored mortgage-backed securities	12,683	507	43,717	2,616	56,400	3,123
U.S. Government-sponsored collateralized mortgage obligations	6,786	59	5,468	262	12,254	321
U.S. Government-guaranteed small business administration pools	—	—	7,795	426	7,795	426
Total	$56,118	$1,907	$79,896	$4,790	$136,014	$6,697

The above table comprises 128 investment securities where the fair value is less than the related amortized cost.

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

The unrealized losses at September 30, 2018 on the Company’s investments were caused by changes in market rates and related spreads. The significant increase in unrealized losses beginning in 2018 is a direct result of the spike in interest rates immediately following the passage of the Tax Act. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Securities Deemed to be Other-Than-Temporarily Impaired

The Company reviews investment debt securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) with formal reviews performed quarterly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$—	$140	$140	$140
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than- temporary impairment was previously recognized	—	—	—	—
Sale of debt securities	—	—	(140)	—
Ending balance	$—	$140	$—	$140

At December 31, 2017, there was $895,000 of investment securities considered to be in non-accrual status due to the delay in the collection of interest payments. This balance was comprised of two trust preferred securities which were disposed of in the second quarter of the current calendar year.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	September 30, 2018		December 31, 2017
	Balance	%	Balance	%
Commercial	$72,978	15.2	$113,341	23.3
Commercial real estate	310,019	64.3	283,135	58.1
Residential real estate	69,870	14.5	62,071	12.7
Consumer - home equity	25,654	5.3	26,018	5.3
Consumer - other	3,393	0.7	2,925	0.6
Total loans	$481,914		$487,490

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented loans in the portfolio by product type. Loans are segmented into the following pools: commercial loans, commercial real estate loans,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended
	(Amounts in thousands)
September 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,394	$2,457	$80	$66	$98	$4,095
Loan charge-offs	—	—	—	—	(49)	(49)
Recoveries	—	16	—	1	14	31
Net loan recoveries (charge-offs)	—	16	—	1	(35)	(18)
Provision charged to operations	(123)	128	25	(1)	46	75
Balance at end of period	$1,271	$2,601	$105	$66	$109	$4,152

	(Amounts in thousands)
September 30, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,250	$3,313	$113	$60	$94	$4,830
Loan charge-offs	—	(125)	—	—	(39)	(164)
Recoveries	—	—	—	3	8	11
Net loan recoveries (charge-offs)	—	(125)	—	3	(31)	(153)
Provision charged to operations	(33)	110	(7)	(1)	31	100
Balance at end of period	$1,217	$3,298	$106	$62	$94	$4,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended	(Amounts in thousands)
September 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,591	$2,702	$117	$70	$98	$4,578
Loan charge-offs	(1,163)	—	—	—	(126)	(1,289)
Recoveries	—	166	1	5	41	213
Net loan recoveries (charge-offs)	(1,163)	166	1	5	(85)	(1,076)
Provision charged to operations	843	(267)	(13)	(9)	96	650
Balance at end of period	$1,271	$2,601	$105	$66	$109	$4,152

	(Amounts in thousands)
September 30, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,394	$3,072	$163	$150	$89	$4,868
Loan charge-offs	—	(225)	(13)	—	(106)	(344)
Recoveries	108	—	5	7	33	153
Net loan recoveries (charge-offs)	108	(225)	(8)	7	(73)	(191)
Provision charged to operations	(285)	451	(49)	(95)	78	100
Balance at end of period	$1,217	$3,298	$106	$62	$94	$4,777

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at September 30, 2018 and December 31, 2017:

	(Amounts in thousands)
September 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,271	2,601	105	66	109	4,152
Total ending allowance balance	$1,271	$2,601	$105	$66	$109	$4,152
Loan Portfolio:
Individually evaluated for impairment	$5,433	$4,466	$—	$—	$—	$9,899
Collectively evaluated for impairment	67,545	305,553	69,870	25,654	3,393	472,015
Total ending loans balance	$72,978	$310,019	$69,870	$25,654	$3,393	$481,914

	(Amounts in thousands)
December 31, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$625	$—	$—	$—	$—	$625
Collectively evaluated for impairment	966	2,702	117	70	98	3,953
Total ending allowance balance	$1,591	$2,702	$117	$70	$98	$4,578
Loan Portfolio:
Individually evaluated for impairment	$5,581	$4,664	$—	$—	$—	$10,245
Collectively evaluated for impairment	107,760	278,471	62,071	26,018	2,925	477,245
Total ending loans balance	$113,341	$283,135	$62,071	$26,018	$2,925	$487,490

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following tables represent credit exposures by internally assigned grades for September 30, 2018 and December 31, 2017. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of September 30, 2018 and December 31, 2017:

	(Amounts in thousands)
	Commercial	Commercial real estate
September 30, 2018
Pass	$53,493	$277,352
Special Mention	8,397	25,942
Substandard	11,088	6,725
Doubtful	—	—
Ending Balance	$72,978	$310,019

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2017
Pass	$100,436	$252,960
Special Mention	4,836	24,307
Substandard	8,069	5,868
Doubtful	—	—
Ending Balance	$113,341	$283,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table is a summary of consumer credit exposure as of September 30, 2018 and December 31, 2017:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
September 30, 2018
Performing	$69,530	$25,533	$3,393
Nonperforming	340	121	—
Total	$69,870	$25,654	$3,393

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2017
Performing	$61,824	$25,889	$2,925
Nonperforming	247	129	—
Total	$62,071	$26,018	$2,925

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

The following table is a summary of classes of loans on non-accrual status as of September 30, 2018 and December 31, 2017:

	(Amounts in thousands)
	September 30, 2018	December 31, 2017
Commercial	$1,291	$—
Commercial real estate	595	506
Residential real estate	340	247
Consumer:
Consumer - home equity	121	129
Consumer - other	—	—
Total	$2,347	$882

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

There were no loans modified as TDR’s during the period ended September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents, by class, information related to loans modified in a TDR during the period ending September 30, 2018.

(Dollar amounts in thousands)
	Three Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2018
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Increase in the allowance
Commercial	—	$—	$—	$—	7	$5,373	$4,210	$—
Commercial real estate	—	—	—	—	—	—	—	—
Total restructured loans	—	$—	$—	$—	$7	$5,373	$4,210	$—
Subsequently defaulted	—	—			—	—

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

The following table is an aging analysis of the recorded investment of past due loans as of September 30, 2018 and December 31, 2017:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2018
Commercial	$28	$—	$1,291	$1,319	$71,659	$72,978	$—
Commercial real estate	99	—	496	595	309,424	310,019	—
Residential real estate	244	80	243	567	69,303	69,870	—
Consumer:
Consumer - home equity	115	—	26	141	25,513	25,654	—
Consumer - other	15	—	—	15	3,378	3,393	—
Total	$501	$80	$2,056	$2,637	$479,277	$481,914	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2017
Commercial	$—	$—	$—	$—	$113,341	$113,341	$—
Commercial real estate	173	12	390	575	282,560	283,135	—
Residential real estate	240	29	216	485	61,586	62,071	—
Consumer:
Consumer - home equity	—	82	28	110	25,908	26,018	—
Consumer - other	15	—	—	15	2,910	2,925	—
Total	$428	$123	$634	$1,185	$486,305	$487,490	$—

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

•	All borrowers whose loans are classified doubtful by examiners and internal loan review
•	All loans on non-accrual status
•	Any loan in foreclosure
•	Any loan with a specific allowance
•	Any loan determined to be collateral dependent for repayment
•	Loans classified as troubled debt restructuring

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at September 30, 2018 and December 31, 2017. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and nine months ended September 30, 2018 and 2017.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2018
With no related allowance recorded:
Commercial	$5,433	$6,514	$—
Commercial real estate	4,466	4,466	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	—	—	—
Total:
Commercial	$5,433	$6,514	$—
Commercial real estate	$4,466	$4,466	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded:
Commercial	$65	$65	$—
Commercial real estate	4,664	4,742	—
With an allowance recorded:
Commercial	5,516	5,516	625
Commercial real estate	—	—	—
Total:
Commercial	$5,581	$5,581	$625
Commercial real estate	$4,664	$4,742	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2018
With no related allowance recorded:
Commercial	$5,456	$7	$3,846	$18
Commercial real estate	4,481	71	4,401	283
With an allowance recorded:
Commercial	—	—	1,214	46
Commercial real estate	—	—	—	—
Total:
Commercial	$5,456	$7	$5,060	$64
Commercial real estate	$4,481	$71	$4,401	$283

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2017
With no related allowance recorded:
Commercial	$82	$1	$90	$5
Commercial real estate	4,761	70	5,204	218
With an allowance recorded:
Commercial	—	—	—	—
Commercial real estate	425	1	608	7
Total:
Commercial	$82	$1	$90	$5
Commercial real estate	$5,186	$71	$5,812	$225

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (amounts in thousands)	$1,972	$2,147	$6,811	$4,329

Weighted average common shares outstanding	4,338,498	4,409,210	4,367,035	4,408,995
Net effect of dilutive common share equivalents	6,344	3,363	6,163	3,639
Adjusted average shares outstanding-dilutive	4,344,842	4,412,573	4,373,198	4,412,634

Basic earnings per share	$0.46	$0.49	$1.56	$0.98
Diluted earnings per share	$0.46	$0.49	$1.56	$0.98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at September 30, 2018 and December 31, 2017 were 3.79% and 3.04%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	September 30, 2018	December 31, 2017
Commitments to extend credit:
Fixed rate	$37,230	$32,749
Variable rate	64,605	60,508
Standby letters of credit	3,830	3,600

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	September 30, 2018	December 31, 2017
Overdraft protection available on depositors' accounts	$8,900	$9,637
Balance of overdrafts included in loans	128	103
Average daily balance of overdrafts	101	115
Average daily balance of overdrafts as a percentage of available	1.13%	1.19%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At September 30, 2018, based on the contract values, it was not necessary for any collateral to be pledged on the interest rate swap, compared to December 31, 2017 where the Company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $1.4 million.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	September 30, 2018	December 31, 2017	Interest Rate Paid	Interest Rate Received	September 30, 2018	December 31, 2017
Customer interest rate swap
Maturing in 2020	$2,434	$2,504	1 Mo. Libor + Margin	Fixed	$52	$(16)
Maturing in 2025	5,021	5,288	1 Mo. Libor + Margin	Fixed	131	36
Maturing in 2026	1,976	2,064	1 Mo. Libor + Margin	Fixed	111	(44)
Maturing in 2027	13,894	14,197	1 Mo. Libor + Margin	Fixed	440	209
Maturing in 2028	6,481	—	1 Mo. Libor + Margin	Fixed	(105)	—
Total	$29,806	$24,053			$629	$185

Third party interest rate swap
Maturing in 2020	$2,434	$2,504	Fixed	1 Mo. Libor + Margin	$(52)	$16
Maturing in 2025	5,021	5,288	Fixed	1 Mo. Libor + Margin	(131)	(36)
Maturing in 2026	1,976	2,064	Fixed	1 Mo. Libor + Margin	(111)	44
Maturing in 2027	13,894	14,197	Fixed	1 Mo. Libor + Margin	(440)	(209)
Maturing in 2028	6,481	—	Fixed	1 Mo. Libor + Margin	105	—
Total	$29,806	$24,053			$(629)	$(185)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2018
Interest rate derivatives	Other assets	$629	Other liabilities	$629

December 31, 2017
Interest rate derivatives	Other assets	$185	Other liabilities	$185

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

The following table presents the assets reported on the consolidated balance sheets, on a recurring basis, at their fair value as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at September 30, 2018 Using
Description	September 30, 2018	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$8,822	$—	$8,822	$—
Obligations of states and political subdivisions	50,952	—	50,952	—
U.S. Government-sponsored mortgage-backed securities	58,022	—	58,022	—
U.S. Government-sponsored collateralized mortgage obligations	12,254	—	12,254	—
U.S. Government-guaranteed small business administration pools	7,795	—	7,795	—
Loans held for sale	1,077	1,077	—	—
Interest rate derivatives	629	—	629	—

LIABILITIES
Interest rate derivatives	$629	$—	$629	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2017 Using
Description	December 31, 2017	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$3,205	$—	$3,205	$—
Obligations of states and political subdivisions	72,116	—	72,116	—
U.S. Government-sponsored mortgage-backed securities	67,668	—	67,668	—
U.S. Government-sponsored collateralized mortgage obligations	6,302	—	6,302	—
U.S. Government-guaranteed small business administration pools	9,655	—	9,655	—
Trust preferred securities	895	—	—	895
Loans held for sale	2,780	2,780	—	—
Interest rate derivatives	185	—	185	—

LIABILITIES
Interest rate derivatives	$185	$—	$185	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2018 and 2017. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$—	$817	$895	$825
Net realized/unrealized losses included in:
Noninterest income	—	—	—	—
Other comprehensive income (loss)	—	20	723	13
Discount accretion (premium amortization)	—	—	—	—
Sales	—	—	(1,618)	—
Purchases, issuance, and settlements	—	—	—	(1)
Ending balance	$—	$837	$—	$837
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

Trust Preferred Securities

Trust preferred securities, which are accounted for under FASB ASC Topic 325 Investments Other, were held in the investment portfolio until early June 2018. Prior to the sale, the Company evaluated current available information in estimating the future cash flows of securities and determined whether there had been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Company considered the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporated factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Estimates of cash flows were based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the breakdown of trust preferred securities for the periods indicated:

	(Dollar amounts in thousands)
	September 30, 2018	December 31, 2017
Total number of trust preferred securities	—	2
Par value	$—	$1,939

Number not considered OTTI	—	1
Par value	$—	$903

Number considered OTTI	—	1
Par value	$—	$1,036

Life-to-date impairment recognized in earnings	$—	$140
Life-to-date impairment recognized in other comprehensive income	—	723
Total life-to-date impairment	$—	$863

The following table details the one debt security with other-than-temporary impairment, its credit ratings at September 30, 2017 and the related losses recognized in earnings:

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

Loans, net – Market quotations are generally not available for loan portfolios. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion, which incorporates adjustments to the discount rate for alternate cost of funds, liquidity premiums and capital and serving charges. The fair value of loans as of December 31, 2017 was measured by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.

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

Accrued interest payable – The carrying amount is a reasonable estimate of these liabilities’ fair value. The fair value of unrecorded commitments at September 30, 2018 and December 31, 2017 is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	September 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$17,286	$17,286	$—	$—	$17,286
Investment securities available-for-sale	137,845	—	137,845	—	137,845
Loans held for sale	1,077	1,077	—	—	1,077
Loans	477,762	—	—	482,076	482,076
Bank-owned life insurance	15,632	15,632	—	—	15,632
Accrued interest receivable	2,251	2,251	—	—	2,251
Interest rate derivatives	629	—	629	—	629

LIABILITIES:
Demand, savings and money market deposits	$440,499	$440,499	$—	$—	$440,499
Time deposits	120,707	—	—	121,492	121,492
Short term borrowings	2,000	2,000	—	—	2,000
Federal Home Loan Bank advances - short term	23,000	—	—	22,980	22,980
Federal Home Loan Bank advances - long term	16,000	—	—	15,782	15,782
Subordinated debt	5,155	—	—	4,825	4,825
Accrued interest payable	340	340	—	—	340
Interest rate derivatives	629	—	629	—	629

	(Amounts in thousands)
	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$19,125	$19,125	$—	$—	$19,125
Investment securities available-for-sale	159,841	—	158,946	895	159,841
Loans held for sale	2,780	2,780	—	—	2,780
Loans	482,912	—	—	486,230	486,230
Bank-owned life insurance	17,650	17,650	—	—	17,650
Accrued interest receivable	2,193	2,193	—	—	2,193
Interest rate derivatives	185	—	185	—	185

LIABILITIES:
Demand, savings and money market deposits	$458,562	$458,562	$—	$—	$458,562
Time deposits	127,289	—	—	128,624	128,624
Short term borrowings	2,678	2,678	—	—	2,678
Federal Home Loan Bank advances - short term	32,000	—	—	31,982	31,982
Federal Home Loan Bank advances - long term	14,000	—	—	13,880	13,880
Subordinated debt	5,155	—	—	4,785	4,785
Accrued interest payable	325	325	—	—	325
Interest rate derivatives	185	—	185	—	185

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine months ended September 30, 2018 and 2017:

	(Amounts in thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
	Unrealized losses on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)
Beginning balance	$(4,178)	$65	$(1,895)	$(63)	$(1,787)	$(38)	$(2,909)	$(52)
Other comprehensive income (loss) before reclassification	(1,103)	(8)	168	(5)	(3,511)	95	1,202	(16)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	4	—	17	—	(16)	—
Total other comprehensive income (loss)	(1,103)	(8)	172	(5)	(3,494)	95	1,186	(16)
Ending balance	$(5,281)	$57	$(1,723)	$(68)	$(5,281)	$57	$(1,723)	$(68)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive income (a)	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive income (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized (losses) gains on available- for-sale securities	$—	$(7)	$(21)	$24	Investment securities available-for-sale (losses) gains, net
	—	3	4	(8)	Federal income tax expense
	$—	$(4)	$(17)	$16

(a) Amounts in parentheses indicate debits to net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$784	$877	$876	$840
Expense recorded	6	13	17	39
Other comprehensive loss (income) recorded	8	5	(95)	16
Ending balance	$798	$895	$798	$895

12.) Stock Repurchase Program:

On January 24, 2017, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,055 shares outstanding at January 24, 2017, of the Company’s outstanding common stock. This program terminated on December 31, 2017. The Company purchased 12,863 shares under this program. On January 23, 2018, the Company’s Board of Directors approved a new program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,136 shares outstanding at January 23, 2018, of the Company’s outstanding common stock. This program will terminate on December 31, 2018 or upon purchase of 100,000 shares if earlier or at any time without prior notice.  On May 22, 2018 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the January 23, 2018 plan by 200,000 shares bringing the total to 300,000 shares authorized with 231,512 total remaining shares which was approximately 5.3% of the Company’s outstanding shares. The Company purchased 68,488 shares under this program to date. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on September 30, 2018, the remaining authorization to repurchase the stock for the program is approximately $5.6 million.

13.) Short-Term Borrowings:

The following table provides additional detail regarding short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At September 30, 2018	At December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$3,090	$3,414
Total collateral carrying value	$3,090	$3,414
Total short-term borrowings	$2,000	$2,678

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.) Equity Compensation:

During 2015, the Company, created the 2015 Omnibus Equity Plan and The Director Equity Plan.

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first nine months of 2018, 12,593 shares were granted to employees under the plan, compared to 12,976 shares being granted under the plan in the first nine months of 2017. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first nine months of 2018 and 2017 compensation expense of $144,000 and $89,000, respectively, was recorded in the Consolidated Statements of Income. In the third quarter of 2018 and 2017 compensation expense of $58,000 and $35,000, respectively, was recorded in the Consolidated Statements of Income. As of September 30, 2018, there was $387,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan vest in equal thirds on the first three anniversaries of the award date if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 20.0 months.

Granted shares are awarded upon meeting achievement of performance objectives derived from one or more of the performance criteria. The main metrics used for the periods presented were three-year earnings per share growth and three-year total shareholder return ranked versus a peer group.

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 989 shares of Board approved shares granted in 2018, compared to 1,656 Board approved shares granted under the plan in 2017. Both of these grants had immediate vesting. In the first nine months of 2018, expense of $22,000 was recorded in the Consolidated Statements of Income, and $30,000 was recorded in the first nine months of 2017.

The following is the activity under the two plans during the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	20,814	$17.02
Granted	12,593	22.01
Vested	(8,359)	16.71
Forfeited	—	—
Nonvested at September 30, 2018	25,048	$19.63

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	SEPTEMBER 30, 2018			DECEMBER 31, 2017			SEPTEMBER 30, 2017
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$8,772	$122	1.85%	$8,668	$98	1.13%	$9,167	$76	1.11%
Investment securities (1) (2) (3)	149,963	3,076	2.74%	168,654	5,082	3.01%	169,507	3,816	3.00%
Loans (1) (2) (3)	469,292	17,340	4.93%	415,251	19,257	4.64%	410,186	14,173	4.61%
Total interest-earning assets	628,027	$20,538	4.37%	592,573	$24,437	4.12%	588,860	$18,065	4.09%
Cash and due from banks	7,250			7,804			7,871
Bank premises and equipment	9,026			9,193			9,240
Other assets	25,508			27,345			26,906
Total noninterest-earning assets	41,784			44,342			44,017
Total assets	$669,811			$636,915			$632,877

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$197,783	$984	0.67%	$168,536	$751	0.45%	$165,707	$530	0.43%
Savings	113,130	72	0.09%	114,261	90	0.08%	114,624	66	0.08%
Time	121,186	1,492	1.65%	128,251	1,730	1.35%	129,973	1,275	1.31%
Total interest-bearing deposits	432,099	2,548	0.79%	411,048	2,571	0.63%	410,304	1,871	0.61%
Other borrowings	35,150	461	1.75%	33,777	481	1.42%	33,871	370	1.46%
Subordinated debt	5,155	138	3.53%	5,155	138	2.68%	5,155	101	2.58%
Total interest-bearing liabilities	472,404	$3,147	0.89%	449,980	$3,190	0.71%	449,330	$2,342	0.70%
Demand deposits	126,243			116,605			113,998
Other liabilities	9,871			10,332			10,342
Shareholders' equity	61,293			59,998			59,207
Total liabilities and shareholders' equity	$669,811			$636,915			$632,877
Net interest income		$17,391			$21,247			$15,723
Net interest rate spread (4)			3.48%			3.41%			3.39%
Net interest margin (5)			3.70%			3.59%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities			1.33			1.32			1.31

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2018 and 34% in 2017 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $4,000 and $274,000, respectively, for September 30, 2018; $14,000 and $931,000, respectively, for December 31, 2017; and $11,000 and $691,000, respectively, for September 30, 2017.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	SEPTEMBER 30, 2018			JUNE 30, 2018			SEPTEMBER 30, 2017
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$7,760	$41	2.09%	$11,665	$53	1.81%	$8,279	$30	1.46%
Investment securities (1) (2) (3)	147,852	997	2.70%	147,194	1,020	2.76%	167,239	1,265	3.02%
Loans (1) (2) (3)	475,780	6,010	5.03%	461,086	5,740	4.99%	410,116	4,806	4.67%
Total interest-earning assets	631,392	$7,048	4.45%	619,945	$6,813	4.40%	585,634	$6,101	4.15%
Cash and due from banks	7,128			7,542			8,006
Bank premises and equipment	9,008			9,016			9,206
Other assets	24,473			24,799			28,881
Total non-interest-earning assets	40,609			41,357			46,093
Total assets	$672,001			$661,302			$631,727

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$193,999	$366	0.75%	$196,499	$332	0.68%	$169,022	$201	0.47%
Savings	111,536	24	0.09%	113,984	24	0.09%	113,868	23	0.08%
Time	118,557	519	1.74%	119,780	494	1.65%	126,125	435	1.37%
Total interest-bearing deposits	424,092	909	0.85%	430,263	850	0.79%	409,015	659	0.61%
Other borrowings	38,211	189	1.96%	28,291	122	1.73%	29,662	106	1.43%
Subordinated debt	5,155	50	3.79%	5,155	48	3.65%	5,155	35	2.68%
Total interest-bearing liabilities	467,458	$1,148	0.97%	463,709	$1,020	0.88%	443,832	$800	0.72%
Demand deposits	132,509			126,931			116,264
Other liabilities	9,510			9,985			10,941
Shareholders' equity	62,524			60,677			60,690
Total liabilities and shareholders' equity	$672,001			$661,302			$631,727
Net interest income		$5,900			$5,793			$5,301
Net interest rate spread (4)			3.48%			3.52%			3.43%
Net interest margin (5)			3.73%			3.74%			3.61%
Ratio of interest-earning assets to interest-bearing liabilities			1.35			1.34			1.32

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2018 and 34% in 2017 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $1,000 and $85,000, respectively, for both September 30, 2018 and June 30, 2018; and $4,000 and $235,000, respectively, for September 30, 2017.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
Unaudited	2018	2018	2018	2017	2017
SUMMARY OF OPERATIONS
Total interest income	$6,962	$6,727	$6,571	$6,129	$5,862
Total interest expense	(1,148)	(1,020)	(979)	(848)	(800)
NET INTEREST INCOME (NII)	5,814	5,707	5,592	5,281	5,062
Provision for loan losses	(75)	(75)	(500)	—	(100)
NII after loss provision	5,739	5,632	5,092	5,281	4,962
Investment securities gains (losses)	—	(41)	20	(17)	(7)
Mortgage banking gains	272	261	238	243	315
Other income	876	2,357	754	721	1,879
Total non-interest expense	(4,529)	(4,585)	(4,326)	(4,603)	(4,665)
Income before tax expense	2,358	3,624	1,778	1,625	2,484
Federal income tax expense	386	322	241	1,604	337
Net income	$1,972	$3,302	$1,537	$21	$2,147

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.46	$0.75	$0.35	$0.01	$0.49
Book value	14.22	14.17	13.63	13.94	13.96
Cash dividends declared per share	0.16	0.11	0.11	0.08	0.08

BALANCE SHEET DATA
Assets	$681,304	$662,700	$663,138	$711,101	$631,984
Investments	140,426	144,119	141,717	162,422	165,049
Loans	481,914	466,448	451,914	487,490	411,417
Allowance for loan losses	4,152	4,095	3,884	4,578	4,777
Deposits	561,206	557,823	554,539	585,851	526,484
Borrowings	46,155	33,764	39,217	53,833	33,620
Shareholders' equity	62,045	61,824	60,127	61,630	61,734

AVERAGE BALANCES
Assets	$672,001	$661,302	$676,178	$648,887	$631,727
Investments	147,852	147,194	154,923	166,121	167,239
Loans	474,113	458,334	468,892	427,452	407,371
Deposits	556,601	557,194	561,283	537,587	525,279
Borrowings	43,366	33,446	44,112	38,655	34,817
Shareholders' equity	62,524	60,677	60,665	62,343	60,690

ASSET QUALITY RATIOS
Net recoveries (charge-offs)	$(18)	$136	$(1,194)	$(199)	$(153)
Net recoveries (charge-offs) as a percentage of average total loans	(0.02)%	0.12%	(1.02)%	(0.19)%	(0.15)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.55%	0.50%	0.24%	0.24%	0.35%
Nonperforming loans	$10,368	$10,188	$9,258	$5,114	$5,328
Nonperforming securities	—	—	1,090	895	837
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$10,368	$10,188	$10,348	$6,009	$6,165
Nonperforming assets as a percentage of:
Total assets	1.52%	1.54%	1.56%	0.85%	0.98%
Equity plus allowance for loan losses	15.66	15.46	16.17	9.08	9.27
Tier I capital	14.35	14.36	14.93	8.78	9.00

FINANCIAL RATIOS
Return on average equity	12.62%	21.77%	10.13%	0.13%	14.15%
Return on average assets	1.17	2.00	0.91	0.01	1.36
Efficiency ratio	64.26	66.81	64.66	71.13	70.71
Effective tax rate	16.37	8.89	13.55	98.71	13.57
Net interest margin	3.73	3.74	3.62	3.65	3.61

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of September 30, 2017 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2017. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	September 30, 2018	December 31, 2017	September 30, 2017
Loans:
Commercial	$72,978	$113,341	$64,631
Commercial real estate	310,019	283,135	258,936
Residential real estate	69,870	62,071	59,319
Consumer - home equity	25,654	26,018	25,591
Consumer - other	3,393	2,925	2,940
Total loans	$481,914	$487,490	$411,417
Total earning assets	$634,514	$662,076	$584,993
Total assets	$681,304	$711,101	$631,984
Deposits:
Noninterest-bearing deposits	$133,643	$123,291	$117,434
Interest-bearing demand deposits	306,856	335,271	286,439
Time deposits	120,707	127,289	122,611
Total deposits	$561,206	$585,851	$526,484
Total interest bearing liabilities	$473,718	$516,393	$442,670

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $634.5 million at September 30, 2018, a decrease of 4.2% from the December 31, 2017 balance of $662.1 million. The decrease from December 31, 2017 was mainly due to a decrease in loans of $5.6 million, and a decrease of $22.0 million in investment securities available-for-sale and a increase in interest-earning deposits of $1.7 million.  Earning assets increased 8.5% from the September 30, 2017 balance of $585.0 million, which was due mainly to an increase in loans of $70.5 million and an increase in interest-earning deposits of $6.1 million offset by a decrease in investment securities available-for-sale of $24.6 million. Total assets of $681.3 million at September 30, 2018 decreased by $29.8 million, or 4.2%, from the asset total of $711.1 million at December 31, 2017, and increased $49.3 million, or 7.8%, from the asset total of $632.0 million at September 30, 2017.

At September 30, 2018, the investment securities available-for-sale portfolio was $137.8 million compared to $159.8 million at December 31, 2017, a decrease of $22.0 million, or 13.8%. Investment securities available-for-sale represented 21.7% of earning assets at September 30, 2018, compared to 24.1% at December 31, 2017. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 24.6% of each deposit dollar at September 30, 2018, down 2.7% from year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses, net of tax, of $5.3 million and $1.8 million at September 30, 2018 and December 31, 2017, respectively. The increase in unrealized losses is reflective of the increase in interest rates during 2018 and its effect on securities valuation.

Loans held for sale decreased by $1.7 million to $1.1 million at September 30, 2018 from $2.8 million at December 31, 2017, reflecting minor variation of the mortgage loan processing and origination activity.

Total loans at September 30, 2018 were $481.9 million compared to $487.5 million at December 31, 2017, a 1.1% decrease, and $411.4 million at September 30, 2017, a 17.1% increase. Year-end loan balances included 60-day or less term commercial loans totaling $43.0 million that closed in December 2017 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2018. Excluding these seasonal loans at December 31, 2017, total loans actually increased $37.4 million, or 8.4% through September 30, 2018. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 76.1% as of September 30, 2018, 74.1% as of December 31, 2017, and 70.9% as of September 30, 2017. The total loan-to-deposit ratio was 86.1% at September 30, 2018 and 83.7% at December 31, 2017 and 78.8% September 30, 2017.

The allowance for loan losses of $4.2 million, $4.6 million and $4.8 million, respectively, represented approximately 0.9% of outstanding loans at September 30, 2018 and at December 31, 2017, and 1.2% at September 30, 2017.

During the first nine months, loan charge-offs were $1.3 million in 2018 compared to $344,000 for the same period in 2017, while the recovery of previously charged-off loans amounted to $213,000 in 2018 and $153,000 in 2017. The net charge-offs represent 31 basis points of average loans for 2018 and 6 basis points for 2017. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. In the first nine months of 2018 there was a commercial charge off related to loans to one customer that were restructured with no principal forgiveness, but with a substantial concession in interest rate. The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest. The charged off amount of $1.2 million is recorded as loan discount. As loan payments are made, interest is recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated on these loans at December 31, 2017. Nonaccrual loans were $2.3 million at September 30, 2018, $1.0 million at December 31, 2017 and $1.2 million at September 30, 2017 or 0.5%, 0.2% and 0.3%, respectively, of total loans.

Bank-owned life insurance had a cash surrender value of $15.6 million at September 30, 2018 and $17.7 million at December 31, 2017. The decrease from year end is due mainly to a $2.3 million payout of the cash value of the policies triggered by the death of a former executive named on the policies. Comprising approximately 20% of Tier 1capital plus the allowance for loan losses, management may consider additional insurance purchases not to exceed a 25% ratio.

Other assets increased to $19.8 million at September 30, 2018 from $17.2 million at December 31, 2017. At September 30, 2018, a $5.4 million investment in partnership funds is included in other assets compared to $4.8 million at December 31, 2017, with an offsetting $2.9 million at September 30, 2018 and December 31, 2017 in other liabilities, which is the commitment to fund these affordable housing investments. Also included in other assets is a partnership investment of $6.0 million into a privately managed pooled fund of small business administration loans at September 30, 2018 and $5.5 million December 31, 2017.

Noninterest-bearing deposits measured $133.6 million at September 30, 2018 compared to $123.3 million at December 31, 2017 and $117.4 million at September 30, 2017. Interest-bearing deposits decreased $35.0 million to $427.6 million at September 30, 2018 from $462.6 million at December 31, 2017 and increased $18.5 million from $409.1 million at September 30, 2017. The decrease in interest-bearing deposits from year end is net of segregated money market deposit accounts with the Bank which fully collateralized $43.0 million in 60-day or less term commercial loans that closed in December 2017. The loans matured and the deposits withdrew in the first quarter of 2018. Absent the collateral deposits, interest-bearing deposits increased $8.0 million, or 1.9%, over the first nine months of 2018.

Federal Home Loan Bank advances and short-term borrowings decreased to $41.0 million at September 30, 2018 from $48.7 million at December 31, 2017. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Wholesale deposits, when cheaper than FHLB funds, are sometimes used in lieu of borrowings. Other liabilities measured $11.9 million at September 30, 2018 and $9.8 million at December 31, 2017. Included is the commitment to fund the affordable housing investment described above.

The Company’s total shareholders’ equity measured $62.0 million at September 30, 2018 and $61.6 million on December 31, 2017. Unrealized securities losses, which are recorded in shareholders’ equity net of tax, offset the growth in capital from earnings. The Company’s capital continues to meet the requirements to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.38 per share, including a special dividend of $0.05 were paid to shareholders in the first nine months of 2018. Cash dividends of $0.31 per share were paid in the first nine months of 2017, which included a special dividend of $0.07 per share. Cash dividends of $0.16 per share were paid to shareholders in the third quarter of 2018, (including the special $0.05), compared to cash dividends of $.08 per share in the third quarter of 2017.

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

At September 30, 2018 and December 31, 2017, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$67,269	12.23%	$28,196	4.5%	N/A	N/A
Bank	63,725	11.65%	28,026	4.5%	$35,545	6.5%
Tier 1 capital (to risk-weighted assets)
Company	72,269	13.14%	36,449	6.0%	N/A	N/A
Bank	63,725	11.65%	36,229	6.0%	43,748	8.0%
Total capital (to risk-weighted assets)
Company	76,505	13.91%	47,452	8.0%	N/A	N/A
Bank	73,960	13.52%	47,166	8.0%	54,685	10.0%
Tier 1 capital (to average assets)
Company	72,269	10.69%	27,046	4.0%	N/A	N/A
Bank	63,725	9.48%	26,897	4.0%	33,621	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$63,455	12.37%	$23,082	4.5%	N/A	N/A
Bank	59,853	11.75%	22,931	4.5%	$33,123	6.5%
Tier 1 capital (to risk-weighted assets)
Company	68,455	13.35%	30,776	6.0%	N/A	N/A
Bank	59,853	11.75%	30,575	6.0%	40,767	8.0%
Total capital (to risk-weighted assets)
Company	73,116	14.26%	41,033	8.0%	N/A	N/A
Bank	70,514	13.84%	40,767	8.0%	50,959	10.0%
Tier 1 capital (to average assets)
Company	68,455	10.77%	25,416	4.0%	N/A	N/A
Bank	59,853	9.25%	25,879	4.0%	32,348	5.0%

The Company had $5.0 million of trust preferred securities at both September 30, 2018 and December 31, 2017 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at September 30, 2018 and December 31, 2017.

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

Core earnings, which exclude certain non-recurring items, increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Core earnings for the first nine months of 2018 were $5.3 million, or $1.21 per share, compared to $3.4 million, or $0.78 per share for the nine months of 2017. Core earnings for the third quarter of 2018 were $2.0 million, or $0.46 per share, compared to $1.2 million, or $0.29 per share, for the third quarter of 2017.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
GAAP earnings	$1,972	$2,147	$6,811	$4,329
Gain recognized on Bank Owned Life Insurance (tax free)*	—	(898)	(1,548)	(898)
Core earnings	$1,972	$1,249	$5,263	$3,431
GAAP earnings per share	$0.46	$0.49	$1.56	$0.98
Gain recognized on Bank Owned Life Insurance (tax free)*	—	(0.20)	(0.35)	(0.20)
Core earnings per share	$0.46	$0.29	$1.21	$0.78

*	This is the amount of proceeds received on life insurance policies upon the death of former executives that exceeded the cash value of the policies.

Analysis of Net Interest Income

	(Amounts in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net interest income	$5,814	$5,062	$17,113	$15,021
Tax equivalent income adjustment for investment securities	85	235	274	691
Tax equivalent income adjustment for loans	1	4	4	11
Net interest income on a fully taxable equivalent basis	$5,900	$5,301	$17,391	$15,723

Interest and dividends on investment securities	$912	$1,030	$2,802	$3,125
Tax equivalent income adjustment for investment securities	85	235	274	691
Investment securities income on a fully taxable equivalent basis	$997	$1,265	$3,076	$3,816

Interest and fees on loans	$6,009	$4,802	$17,336	$14,162
Tax equivalent income adjustment for loans	1	4	4	11
Loan income on a fully taxable equivalent basis	$6,010	$4,806	$17,340	$14,173

Nine months ended September 30, 2018 and 2017

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $17.4 million for September 30, 2018 and $15.7 million for September 30, 2017. The resulting net interest margin was 3.70% for September 30, 2018 and 3.56% for September 30, 2017.

The increase in interest income, on a fully taxable equivalent basis, of $2.5 million is the product of a 6.7% year-over-year increase in average earning assets and a 28 basis point increase in yield. The increase in interest expense of $805,000 was a product of a 19 basis point increase in rates paid and a 5.1% increase in average interest-bearing liabilities. The net result was a 10.6% increase in net interest income on a fully taxable equivalent basis, and a 14 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $740,000, or 19.4%. The average invested balances in these securities decreased by $19.5 million, or 11.5%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 26 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial. The lower corporate tax rate effective in 2018 had a 18 basis point impact on the tax equivalent yield, otherwise security yields were comparable among the periods.

On a fully taxable equivalent basis, income on loans increased by $3.2 million, or 22.3%, for September 30, 2018 compared to the same period in 2017. A $59.1 million increase in the average balance of the loan portfolio, or 14.4%, was accompanied by a 32 basis point increase in the portfolio’s tax equivalent yield. Despite the recent rise in short-term interest rates, strong competition for good credits continued to put pressure on offering rates. In addition, the amortization of the existing portfolio at higher rates decreases the effective yield. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $46,000, or 60.5%, from the same period a year ago. The average balance of interest-earning deposits decreased by $395,000, or 4.3%. The yield increased by 74 points from 2017 to 2018, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $32.1 million, or 19.4%, for the nine months ended September 30, 2018 compared to the same period of 2017, while average savings balances decreased by $1.5 million, or 1.3%. Promotional rates offered on money market products, along with the continuing marketing of the Kasasa suite of products, drew in core deposits, thus producing the substantial increase in the demand balances. Total interest paid on interest-bearing demand deposits and money market accounts was $984,000, a $454,000 increase from last year. The cost increased 24 basis points from the nine months ended September 30, 2017 to September 30, 2018. Total interest paid on savings accounts was $72,000, a $6,000 increase from last year. The average rate paid on savings accounts was 0.09% for the nine months ended September 30, 2018 and 0.08% for the same period in 2017. The average balance of time deposit products decreased by $8.8 million, or 6.8%, as the average rate paid increased by 34 basis points, from 1.31% to 1.65%. Interest expense increased on time deposits by $217,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds obtained at generally higher rates than in-market accounts, but beneficial versus rates on borrowings.

Average borrowings and subordinated debt increased by $1.3 million while the average rate paid increased by 37 basis points. Cost of borrowings continues to rise in tandem with the Federal funds rate, resulting in higher interest expense, despite comparable borrowing levels. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives.

Three months ended September 30, 2018 and 2017

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.9 million for September 30, 2018 and $5.3 million for September 30, 2017. The resulting net interest margin was 3.73% for September 30, 2018 and 3.61% for September 30, 2017.

The increase in interest income, on a fully taxable equivalent basis, of $947,000 is the product of a 7.8% year-over-year increase in average earning assets and a 30 basis point increase in yield. The increase in interest expense of $348,000 was a product of a 25 basis point increase in rates paid and a 5.3% increase in average interest-bearing liabilities. The net result was a 11.3% increase in net interest income on a fully taxable equivalent basis, and a 12 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $268,000, or 21.2%. The average invested balances in these securities decreased by $19.4 million, or 11.6%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 32 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial. The lower corporate tax rate effective in 2018 had a 22 basis point impact on the tax equivalent yield, otherwise security yields were comparable among the periods.

On a fully taxable equivalent basis, income on loans increased by $1.2 million, or 25.1%, for September 30, 2018 compared to the same period in 2017. A $65.7 million increase in the average balance of the loan portfolio, or 16.0%, was accompanied by a 36 basis point increase in the portfolio’s tax equivalent yield. Despite the recent rise in short-term interest rates, strong competition for good credits continued to put pressure on offering rates. In addition, the amortization of the existing portfolio at higher rates decreases the effective yield. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $11,000, or 36.7%, from the same period a year ago. The average balance of interest-earning deposits decreased by $519,000, or 6.3%. The yield increased by 63 basis points from 2017 to 2018, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $25.0 million, or 14.8%, for the quarter ended September 30, 2018 compared to the same period of 2017, while average savings balances decreased by $2.3 million, or 2.0%. Promotional rates offered on money market products, along with the continuing marketing of the Kasasa suite of products, drew in core deposits, thus producing the substantial increase in the demand balances. Total interest paid on interest-bearing demand deposits and money market accounts was $366,000, a $165,000 increase from last year. The yield increased 28 basis points from the quarter ended September 30, 2017 to September 30, 2018. Total interest paid on savings accounts was $24,000, a $1,000 increase from last year. The average rate paid on savings accounts was 0.09% for the quarter ended September 30, 2018 and 0.08% for the same period in 2017. The average balance of time deposit products decreased by $7.6 million, or 6.0%, as the average rate paid increased by 37 basis points, from 1.37% to 1.74%. Interest expense increased on time deposits by $84,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds obtained at generally higher rates than in-market accounts, but beneficial versus rates on borrowings.

Average borrowings and subordinated debt increased by $8.5 million while the average rate paid increased by 57 basis points. Cost of borrowings continues to rise in tandem with the Federal funds rate, thus offsetting any decline in borrowed balances. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Nine Months Ended September 30, 2018 and 2017

During the first nine months of both 2018 and 2017, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2017 and 2018, and has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Past due loans, potential problem loans, as well as loans on non-accrual have all been stable, helping to require a provision of $650,000 in the first nine months of 2018 which is lower than the net charge-off of $1.1 million (of which previously had a specific reserve of $625,000) and required a provision of only $100,000 in the first nine months of 2017. There was a favorable ruling in a bankruptcy court surrounding the eventual sale of a business to which the Company lent funds, resulting in a large recovery of amounts previously charged off in 2017. These recoveries displaced provisions throughout 2017. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income increased by $518,000, or 12.3%, for September 30, 2018 compared to September 30, 2017.

Gains on securities called and net gains on the sale of available-for-sale investment securities decreased by $45,000 in the first nine months of 2018 from year ago levels, reflecting the sale of the final two corporate securities that were significantly devalued since 2008.

For the first nine months of 2018, fees for customer services increased by $63,000, or 3.8%, from the same period a year ago, driven by customer transactions on deposit accounts.  Mortgage banking gains decreased by $60,000 in 2018 compared to 2017, reflective of a mortgage origination decrease of $1.9 million off set by the tightening of margins on loan sales since the rise in interest rates precipitated by the passage of tax reform. Earnings on bank-owned life insurance increased by $666,000. Proceeds received on policies upon the deaths of former executives exceeded the cash value of the policies by $1.5 million in 2018 and $898,000 in 2017.  A gain of $170,000 was recognized on the sale of property that was recorded as other real estate owned in the nine months ended 2017, and none in 2018. Other sources of non-interest income increased by $64,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first nine months were $13.4 million in 2018 compared to $14.0 million in 2017, a decrease of $558,000 or 4.0%. During the first nine months of 2018, expenditures for salaries and employee benefits decreased by $377,000 or 4.7%, from the similar period a year ago. This is mainly a result of a workforce realignment and a branch consolidation in latter 2017. Full time equivalent employment averaged 158 during the first nine months of 2018 and 161 during the first nine months of 2017.

All other expense categories decreased by $181,000 or 3.0%, in the aggregate.

The effective tax rate for the first nine months was 12.2% in 2018 and 15.8% in 2017, resulting in income tax expense of $949,000 in 2018 and $813,000 in 2017. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream. The lower rate in 2018 is primarily affected by the change in corporate tax rate from 34% to 21%. The gains on bank-owned life insurance mentioned above were tax free and contributed to the lower effective tax rate in both 2018 and 2017.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21% in 2018 and 34% in 2017) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	September 30,
	2018		2017
	Balance	%	Balance	%
Provision at statutory rate	$1,630	21.0	$1,748	34.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(386)	(5.0)	(490)	(9.5)
Non-taxable interest income	(243)	(3.1)	(387)	(7.5)
Low income housing tax credits	(106)	(1.4)	(122)	(2.4)
Non-deductible expenses	54	0.7	64	1.2
Federal income tax expense	$949	12.2	$813	15.8

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended September 30, 2018 and 2017

For the third quarter ended September 30, 2018, there were net charge offs of $18,000, and for the similar period of 2017 there were net charge offs of $153,000. Past due loans, potential problem loans, as well as loans on nonaccrual have all been stable requiring a provision for loan losses of only $75,000 for the third quarter of 2018 and $100,000 in 2017. The increase in substandard loans is primarily due to a single credit paying as agreed and requiring no reserve allocation. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income decreased by $1.0 million, or 47.5%, for the quarter ending September 30, 2018 compared to the same quarter of 2017.

Mortgage banking gains decreased to $272,000 in the third quarter of 2018 from $315,000 the same quarter of 2017, a decrease of $43,000 reflecting the tightening of margins on loan sales since the increase in rates precipitated by tax reform. Earnings on bank-owned life insurance decreased by $885,000.  Proceeds received in the third quarter of 2017 on a policy upon the death of a former executive exceeded the cash value of the policy by $898,000. A gain of $170,000 was recognized on the sale of property that was recorded as other real estate owned in the 2017 period, and none in 2018. Other sources of non-interest income increased by $59,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the third quarter were $4.5 million in 2018 and $4.7 million in 2017, a decrease of 2.9%. During the third quarter of 2018, expenditures for salaries and employee benefits decreased by $81,000, or 3.0%, from the similar period a year ago reflecting the benefit of the workforce realignment in late 2017. Full time equivalent employment averaged 158 during the third quarter of 2018 and 161 during the third quarter of 2017. All other expense categories decreased by $55,000, or 2.8%, in the aggregate.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $9.6 million in the first nine months of 2018, which annualized represents 9.1% of the total combined portfolio, compared to $12.9 million, or 10.4%, of the portfolio a year ago. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also execute “one-way buy” transactions wherein deposits are taken in on a non-reciprocal basis through a weekly bidding process. At September 30, 2018, the Bank had $9.4 million of deposits in the CDARS® program, of which $8.2 million was executed as one-way buy transactions and the Bank had $10.9 million of deposits in the ICS money market program, of which $1.0 million was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal CDARS® and ICS are no longer considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At September 30, 2018, the Bank had approximately $13.7 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $4.7 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $33.0 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 20% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At September 30, 2018, there was $41.7 million in outstanding balances in wholesale deposits including internet-based deposits and the above mentioned one-way buy funds, with access to an additional $70.5 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of September 30, 2018. Unpledged securities of $67.2 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at September 30, 2018 is $10.6 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $192,000 at September 30, 2018 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $17.3 million at September 30, 2018 compared to $12.4 million at September 30, 2017 and $19.1 million at December 31, 2017, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the three months ended:

	(Amounts in thousands)
	September 30,
	2018	2017
Net income	$6,811	$4,329
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	1,800	2,057
Provision for loan losses	650	100
Investment securities available-for-sale losses (gains), net	21	(24)
Other real estate gains, net	—	(170)
Originations of mortgage banking loans held for sale	(35,676)	(37,596)
Proceeds from the sale of mortgage banking loans	38,150	39,458
Mortgage banking gains, net	(771)	(831)
Earnings on bank-owned life insurance	(1,790)	(1,124)
Equity compensation	166	108
Changes in:
Deferred taxes	76	(76)
Other assets and liabilities	259	(531)
Net cash flow from operating activities	$9,696	$5,700

Key variations stem from: 1) Substantial recoveries throughout 2017 reduced the amount needed for provision in 2017. The 2018 provision is reflective of the restructured loan previously referenced. 2) Earnings on bank-owned life insurance increased by $666,000 million due to gain on proceeds from a policy of $1.5 million in 2018 and $898,000 in 2017. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2018 and 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock. There were no repurchases of the Company’s common stock during the three months ended September 30, 2018.

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	8-K	3.2	05/30/17

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation as referenced in Exhibit 3.1	10-K(1)	4.1	03/16/06
	and the Code of Regulations as referenced in Exhibit 3.2	8-K	4.1	05/30/17

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of November 24, 2015	8-K	10.17	12/01/15

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Seventh Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of November 24, 2015	8-K	10.19	12/01/15

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of November 24, 2015	8-K	10.23	12/01/15

*10.24	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of April 19, 2011	8-K	10.24	04/22/11

*10.25	Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of November 24, 2015	8-K	10.25	12/01/15

*10.26	Fourth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of April 19, 2011	8-K	10.26	04/22/11

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	10-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.3	12/01/15

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

10.32	[Reserved]

10.33	[Reserved]

*10.34	Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.34	12/01/15

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	08/03/15

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	10-Q	10.36.3	08/11/15

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

10.37.2	2015 Director Equity Plan Restricted Stock Award Agreement	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓
(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: November 8, 2018
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: November 8, 2018
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)