Form 10-K
period 2018-12-31
CORTLAND BANCORP INC
filed 2019-03-07
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-38827

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Based upon the closing price of the registrant’s common stock on June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $95,540,332. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

The number of shares outstanding of the issuer’s classes of common stock as of March 1, 2019: 4,349,624 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 2, 2019 are incorporated by reference into Part III.

Form 10-K for the Year Ended December 31, 2018

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

Full service banking business is conducted at a total of fourteen offices, seven of which are located in Trumbull County, Ohio. The remaining offices are located throughout Portage, Ashtabula, Summit, Cuyahoga and Mahoning Counties in Ohio. There is also a financial service center located in Fairlawn, Ohio, in Summit County.

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

CSB MORTGAGE COMPANY, INC.

CSB Mortgage Company, Inc. (CSB) was formed as an Ohio corporation in December 2011. It is a wholly-owned subsidiary of Cortland Bank and functioned as the originator of wholesale mortgage loans and the seller of company-wide mortgage loans in the secondary mortgage market.  It has been inactive since 2013.

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

EMPLOYEES

As of December 31, 2018, the Company, through the Bank, employed 144 full-time and 22 part-time employees. The Company provides its employees with a full range of benefit plans and considers its relations with its employees to be satisfactory.

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

The Company is a financial holding company and a bank holding company within the meaning of the BHC Act. As such, the Company is subject to regulation, supervision, and examination by the Federal Reserve, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. The Bank is subject to regulation and supervision by the Ohio Division and, as a member bank of the Federal Reserve, by the Federal Reserve. The Bank is examined periodically by the Federal Reserve and by the Ohio Division to test compliance with various regulatory requirements. If as a result of examination, the Federal Reserve or the Ohio Division determines that a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory, or that the bank or its management is in violation of any law or regulation, the bank regulatory agencies may take a number of remedial actions. In addition, the Bank is subject to the regulations of the CFPB, established by the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 (the Dodd-Frank Act).  The CFPB has broad powers to adopt and enforce consumer protection regulations.  Bank regulatory agencies make regular use of their authority to take formal and informal supervisory actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses and for violations of any law, rule, or regulation, or any condition imposed in writing by the appropriate federal banking regulatory authority. Potential supervisory and enforcement actions include appointment of a conservator or receiver, issuance of a cease-and-desist order that could be judicially enforced, termination of a bank’s deposit insurance, imposition of civil money penalties, issuance of directives to increase capital, entry into formal or informal agreements, including memoranda of understanding, issuance of removal and prohibition orders against institution-affiliated parties, and enforcement of these actions through injunctions or restraining orders.

Regulation of financial holding companies. A bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct operations in an unsafe or unsound manner. The Federal Reserve requires all bank holding companies to maintain capital at or above prescribed levels. Federal Reserve policy requires that a bank holding company provide capital to its subsidiary banks during periods of financial stress or adversity and that the bank holding company maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting subsidiary banks. Bank holding companies may also be required under certain circumstances to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming common stock or other equity securities or paying dividends.

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

Interstate banking and branching. Section 613 of the Dodd-Frank Act amended the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The amendments authorize a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a bank chartered by that state to open the branch. Section 607 of the Dodd-Frank Act requires that a bank holding company be well capitalized and well managed as a condition to approval of an interstate bank acquisition and that an acquiring bank be and remain well capitalized and well managed as a condition to approval of an interstate bank merger.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was signed into law.  The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion.  Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the Federal Reserve Board takes action to maintain those standards.  Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to Cortland even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8% and 10%, unless the bank's federal banking agency determines that the organization's risk profile warrants a more stringent leverage ratio.  The Federal Reserve Board, the Office of the Comptroller of the Currency (OCC) and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%.  The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets.  Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets).  Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The Federal Reserve Board, the OCC and the FDIC also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles.

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (Basel Committee). Capital rules adopted by the United States banking regulators applicable to smaller banking organizations, including the Company and the Bank, became effective commencing on January 1, 2015. Compliance with the minimum capital requirements was required effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital phased in from January 1, 2015, through January 1, 2019.

The rules include (a) a minimum common equity tier 1 capital ratio of at least 4.5%, (b) a minimum Tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio (Tier 1 capital to average assets) of 4%.

Common equity capital for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity capital as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherit in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently unwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and commercial loans that qualify as high-volatility commercial real estate (HVCRE) exposures under federal regulations, and a risk weight of between 0% and 600% is assigned to permissible equity interest, depending on certain specified factors.

Amendments included in the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), enacted in May 2018, provide that federal banking regulators may not impose higher capital standards on HVCRE exposures unless they are for acquisition, development or construction (ADC) and expand the exclusions from the current definition of an HVCRE exposure by (1) including loans for (a) the acquisition or refinancing of existing income-producing real property if the cash flow of the property is sufficient to support the debt service and expenses of the property and (b) for improvements to existing income-producing real property if the cash flow of the property is sufficient to support the debt service and expenses of the property and (2) by counting paid development expenses and contributed real property or improvements towards the borrower's contributed capital. This new two-prong test provides lenders with the flexibility to terminate the HVCRE ADC designation and release the borrower's additional capital without the need for refinancing. The Regulatory Relief Act also gives lenders discretion to determinate when and if the two-prong test has been satisfied based on the lenders' own underwriting criteria.

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.  The capital conservation buffer phased in starting on January 1, 2016, at 0.625% and, effective January 1, 2019, is currently fully phased in at 2.5%.

In addition to the capital requirements applicable to bank holding companies generally, the Federal Reserve requires financial holding companies to be “well-capitalized” under Federal Reserve standards.  Pursuant to the Federal Reserve's Small Bank Holding Company Policy (SBHC Policy), however, a holding company with assets of less than $3 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements. At December 31, 2018, the Company was deemed to be a small bank holding company under the SBHC Policy. The Bank must, however, comply with the capital requirements for banks.

The Regulatory Relief Act requires the federal banking agencies, including the Federal Reserve Board, to establish for institutions with assets of less than $10 billion of assets a "community bank leverage ratio" (the ratio of a bank's tangible equity capital to average total consolidated assets) of between 8 to 10%. A "qualifying community bank" with capital exceeding the specified requirement will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be "well capitalized." On November 21, 2018, the federal banking agencies issued a notice of proposed rulemaking seeking comment on a proposal that would create an alternative, voluntary, capital framework for qualifying institutions that will deem an institution to be well capitalized so long as the institution maintains a leverage ratio of at least 9%. After the rule is finalized, a financial institution could elect to be subject to this new simplified capital requirement. At December 31, 2018, the Company and the Bank exceeded each of its capital requirements.

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

The capital of the Company and the Bank as of December 31, 2018 were as follows:

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes (1)		To be well-capitalized under prompt corrective action regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Consolidated	$68,574	12.01%	$25,700	4.5%	N/A	N/A
Bank	64,928	11.44%	25,548	4.5%	$36,903	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	73,574	12.88%	34,267	6.0%	N/A	N/A
Bank	64,928	11.44%	34,064	6.0%	45,419	8.0%
Total capital (to risk-weighted assets)
Consolidated	77,856	13.63%	45,689	8.0%	N/A	N/A
Bank	75,210	13.25%	45,419	8.0%	56,774	10.0%
Tier 1 capital (to average assets)
Consolidated	73,574	10.72%	27,452	4.0%	N/A	N/A
Bank	64,928	9.51%	27,304	4.0%	34,130	5.0%

(1)	Currently not required for the Company as a small bank holding company under the SBHC Policy.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund (DIF).  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The DRR reached 1.36% at September 30, 2018.  The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  Such credits will be applied when the reserve ratio is at least 1.38%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

As of September 30, 2018, the Deposit Insurance Fund reserve ratio exceeded the required minimum of 1.35% set by the Dodd-Frank Act. Small banks, such as the Bank, with total assets less than $10 billion, will receive credits to offset the portion of their assessments that helped to raise the Deposit Insurance Fund reserve ratio from 1.15 percent to 1.35 percent. The total amount of small bank credits is estimated to be approximately $750 million. When the Deposit Insurance Fund reserve ratio is at or above 1.38%, the FDIC has stated that it will automatically apply credits to reduce a small bank's regular assessment up to the entire amount of the assessment.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in September 2019. The Financing Corporation has projected that the last assessment will be collected on the March 29, 2019, FDIC invoice.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by or written agreement with the FDIC.

Reciprocal Deposits. The Regulatory Relief Act amended the Federal Deposit Insurance Act to exclude reciprocal deposits of an insured depository institution from certain limitations on prohibited brokered deposits. A well-capitalized and well-managed bank may now hold reciprocal deposits in an amount that does not exceed the lesser of $5 billion or 20% of the depository institution's total liabilities without those reciprocal deposits being treated as brokered deposits. Reciprocal deposits are defined in the Regulatory Relief Act as deposits that a bank receives through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits (other than deposits obtained through a deposit broker) placed by the bank in another network bank. The amendment will also have the effect of lowering deposit insurance premiums for well-capitalized banks that use deposit placement networks.

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

In October 2017, the CFPB issued a final rule (Payday Rule) with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections to be required starting on August 19, 2019.  The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan.  The second major part of the rule applies to the same types of loans as well as longer-term loans with an annual percentage rate greater than 36 percent that are repaid directly from the borrower's account.  The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower's account after two consecutive payment attempts have failed, unless the lender obtains the consumer's new and specific authorization to make further withdrawals from the account.  The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower's account.

On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule.  First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020.  It has requested comments on the proposed delay to be made within 30 days.  Second, the CFPB proposed to rescind provisions of the Payday Rule that (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements.  The CFPB has requested comments to be made within 90 days on this proposal.  These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans.  The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives.

The Company does not currently expect the Payday Rule to have a material effect on the Company's financial condition or results of operation.

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

Economic, Political and Market Risks

Changes in national and local economic and political conditions could adversely affect our earnings, through declines in deposits and loan demand and as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

Our success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.  In addition, such conditions may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings.  Recent changes in government, particularly the change in the U.S. President, could bring changes in all of such factors.  Economic turmoil in Europe and Asia, trade negotiations and wars, and changes in oil production in the Middle East affect the economy and stock prices in the United States.  The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the U.S. are unknown.  Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse effect on us. As of December 31, 2018, 81.5% of our loan portfolio consisted of commercial, commercial real estate, real estate construction and installment, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that do not include sub-prime lending.

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

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021.  It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark.  Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

Currently less than 15% of the Company’s loans are floating on a LIBOR index.  When a LIBOR substitute becomes effective, our existing notes with those borrowers allow a conversion to another index.  We are uncertain as to the performance of any substitute index compared to LIBOR, therefore, cannot project any financial consequence to such conversion.

Operational Risks

The Company has operational risk.

The Company has many types of operational risk, including those discussed in more detail elsewhere in this Risk Factors section, such as cyber-related risks, insufficient allowances for loan losses, errors in estimates in the preparation of financial statements, and risks related to future expansion.  The Company also has reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders and unauthorized transactions by employees, and operational errors, including clerical or record-keeping errors and errors resulting from faulty or disabled computer or telecommunications systems.

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

When we loan money, we incur a risk of losses if our borrowers do not repay their loans.

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

In our market area, we encounter significant competition from other banks, savings and loan associations, credit unions, mortgage banking firms, securities brokerage firms, asset management firms and insurance companies. The increasingly competitive environment is a result primarily of changes in regulation and the accelerating pace of consolidation among financial service providers. The Company is smaller than many of our competitors. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide.  The OCC has recently announced that it will accept applications for national bank charters from non-depository financial technology companies engaged in banking activities.  Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented employees, resulting in increased expenses.

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

As a result, you may be unable or purchase our common shares at the volume, price and time you desire. The limited trading market for our common shares may cause fluctuations in the market value of our common shares to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. In addition, even if a more active market of our common stock develops, we cannot assure you that such a market will continue.

Factors that may affect the volatility of our stock include:

•	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to other financial institution;

•	failure to declare dividends on our common stock from time to time;

•	reports in the press or investment community generally or relating to our reputation or the financial services industry;

•	developments in our business or operations or in the financial sector generally;

•	any future offerings by us of our common stock;

•	legislative or regulatory changes affecting our industry generally or our business and operations specifically;

•	the operating and stock price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors

•	expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by this offering;

•	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers;

•	proposed or final regulatory changes or developments;

•	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and

•

other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

Legal, Regulatory and Accounting Change Risks

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

In recent years, Congress and the banking regulators have increased their focus on the financial services industry.  The laws and regulations adopted have subjected the Company and the Bank to additional restrictions, oversight and costs that may have an impact on the financial condition and results of operations of the Company.  In 2013, the Company's and the Bank's primary federal regulator established a new comprehensive capital framework for U.S. banking organizations.  The new capital rules became effective for the Bank on January 1, 2015, subject to a phase-in period.  Any future changes to capital requirements may have an adverse effect on our capital ratios.

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

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  The Company will be required to comply with the new standard in the first quarter of 2020.  Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital.  The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years.  CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

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

Item 2. Properties

The Company’s operations are conducted at 194 West Main Street, Cortland, Ohio.

Full service banking business is conducted at a total of fourteen offices, including:

BRISTOL 6090 State Route 45 Bristolville, Ohio 44402 330-889-3062	HUDSON 75 S. Main St. Hudson, OH 44236 330-342-1100	VIENNA 4434 Warren-Sharon Road Vienna, Ohio 44473 330-394-1438
BROOKFIELD 7202 Warren-Sharon Road Brookfield, Ohio 44403 330-448-6814	MANTUA 11661 State Route 44 Mantua, Ohio 44255 330-274-3111	WARREN 2935 Elm Road Warren, Ohio 44483 330-372-1520
CANFIELD 3615 Boardman-Canfield Road Canfield, Ohio 44406 330-941-5867	NILES PARK PLAZA 815 Youngstown-Warren Road Suite 1 Niles, Ohio 44446 330-652-8700	WILLIAMSFIELD 5917 U.S. Route 322 Williamsfield, Ohio 44093 440-293-7502
CORTLAND 194 West Main Street Cortland, Ohio 44410 330-637-8040	NORTH LIMA 9001 Market Street North Lima, Ohio 44452 330-758-5884	WINDHAM 8950 Maple Grove Road Windham, Ohio 44288 330-326-2340
HUBBARD 890 West Liberty Street Hubbard, Ohio 44425 330-534-2265	STRONGSVILLE 14357 Pearl Road Strongsville, Ohio 44136 440-238-5917

The Bank’s main and administrative office is located at 194 West Main Street, Cortland, Ohio. The Bank leases one financial service center in Fairlawn, Ohio. The Hubbard, Niles Park Plaza, Hudson and Strongsville offices are leased, while all of the other offices are owned by the Bank.

Item 3. Legal Proceedings

The Bank is involved from time to time in legal actions arising in the ordinary course of the Bank’s business. In the opinion of management, the outcomes from such legal proceedings, either individually or in the aggregate, are not expected to have any material effect on the Company.

Item 4. Mine Safety Disclosures – Not applicable

Executive Officers of the Registrant

The names, ages and positions of the executive officers as of March 1, 2019 are as follows:

Name	Age	Position Held
James M. Gasior	59	President, Chief Executive Officer and Director
Timothy Carney	53	Executive Vice President, Chief Operations Officer and Director
David J. Lucido	61	Senior Vice President and Chief Financial Officer
Stanley P. Feret	58	Senior Vice President and Chief Lending Officer

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

The Company files quarterly reports on Form 10-Q, an annual report on Form 10-K, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements, with the SEC pursuant to section 13(a) or (15)d of the Exchange Act. In 2019, the Company’s quarterly reports will be filed within 40 days of the end of each quarter, and the Company’s annual report will be filed within 75 days of the end of the year. Any person may access these reports and statements free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, by visiting our web site at www.cortlandbank.com or by writing to:

Deborah L. Eazor

Cortland Bancorp

194 West Main Street

Cortland, Ohio 44410

The SEC also maintains a website at www.sec.gov where our filings and other information may be obtained free of charge.

The Company’s common shares began trading on the NASDAQ Capital Markets stock exchange under the symbol CLDB in March 2019. The following brokerage firms are registered market makers in the Company’s common shares:

D.A. Davidson & Co.

5050 Blazer Parkway, Suite 103

Dublin, OH 43017

Telephone: 800-394-9230

Raymond James & Associates, Inc.

880 Carillon Parkway

St. Petersburg, FL 33716

Telephone: 800-248-8863

Sandler O’Neill & Partners, L.P.

1251 Avenue of the Americas, 6th FL

New York, NY 10020

Telephone: 800-635-6855

The following table shows the dividends declared during the periods indicated and the prices at which the common shares of the Company have actually been purchased and sold in market transactions. The range of market prices is compiled from data available from the OTCQX, the exchange on which the shares traded in the years presented.  The data may not necessarily represent all transactions. As of March 1, 2019, the Company had approximately 1,169 shareholders of record.

	Price Per Share			Cash Dividends
	High	Low	Close	Declared Per Share
2018
Fourth Quarter	$24.30	$20.50	$20.50	$0.11
Third Quarter	26.00	23.46	24.40	0.16
Second Quarter	26.00	20.80	24.31	0.11
First Quarter	26.00	20.40	23.15	0.11
2017
Fourth Quarter	$21.00	$17.95	$20.50	$0.08
Third Quarter	19.25	17.00	19.25	0.08
Second Quarter	19.00	17.94	18.00	0.08
First Quarter	18.93	17.50	18.60	0.15
2016
Fourth Quarter	$19.00	$15.35	$17.50	$0.07
Third Quarter	16.25	14.65	15.61	0.07
Second Quarter	16.25	14.15	15.00	0.07
First Quarter	17.50	15.11	15.40	0.07

For current share prices, please access our website at www.cortlandbank.com.

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2019 is $8.2 million plus 2019 profits retained up to the date of the dividend declaration.

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

The following table shows information relating to the repurchase of shares of the Company’s common stock during the quarter ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
October	12,456	$23.10	12,456	219,056
November	—	—	—	219,056
December	—	—	—	—
Total	12,456	$23.10	12,456	—

*

On January 23, 2018, the Company’s Board of Directors approved a Stock Repurchase Program. The program allowed the Company to purchase up to 100,000 shares and expired on December 31, 2018. On May 22, 2018 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the January 23, 2018 plan by 200,000 shares bringing the total to 300,000 shares authorized, which expired on December 31, 2018. On December 18, 2018, the Company’s Board of Directors approved a Stock Repurchase Program allowing the Company to purchase up to 300,000 shares. This program is effective January 1, 2019 and will expire on December 31, 2019. (See footnote 18 to the Consolidated Financial Statements.)

The Company did not sell any of its shares without registration during 2018, 2017 or 2016.

Item 6. Selected Financial Data

	(In thousands of dollars, except for ratios and per share amounts)
	Years Ended December 31,
SUMMARY OF OPERATIONS	2018	2017	2016	2015	2014
Total interest income	$27,749	$23,492	$22,555	$21,113	$20,665
Total interest expense	4,383	3,190	2,918	2,607	2,884
Net interest income (NII)	23,366	20,302	19,637	18,506	17,781
Provision for loan losses	725	100	50	455	1,638
NII after loss provision	22,641	20,202	19,587	18,051	16,143
Investment security gains (losses), including impairment losses	(21)	7	419	64	915
Mortgage banking gains	974	1,074	1,248	785	440
Other income	4,739	4,085	2,930	3,060	2,772
Total non-interest income	5,692	5,166	4,597	3,909	4,127
Total non-interest expenses	18,083	18,601	18,186	16,363	15,499
Income before tax expense	10,250	6,767	5,998	5,597	4,771
Federal income tax expense	1,415	2,417	1,127	1,219	902
Net income	$8,835	$4,350	$4,871	$4,378	$3,869
PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$2.03	$0.99	$1.11	$0.97	$0.85
Cash dividends declared per share	0.49	0.39	0.28	0.24	0.18
Book value	14.92	13.94	13.05	12.87	12.33
BALANCE SHEET DATA
Assets	$714,666	$711,101	$655,184	$612,443	$568,932
Investment securities	139,504	162,422	179,219	162,035	170,108
Loans held for sale	1,040	2,780	4,554	4,033	632
Loans	514,392	487,490	419,768	394,254	360,185
Allowance for loan losses	4,198	4,578	4,868	5,194	5,202
Deposits	604,419	585,851	539,850	496,404	456,761
Borrowings	30,206	48,678	43,202	44,499	44,759
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	64,918	61,630	57,670	56,684	55,852
AVERAGE BALANCES
Assets	$672,506	$636,915	$608,298	$568,897	$542,542
Investment securities	148,938	168,654	166,690	166,155	175,000
Loans	471,600	412,450	385,667	356,105	325,747
Loans held for sale	1,927	2,801	4,506	2,504	814
Deposits	559,921	527,653	496,917	454,920	428,468
Borrowings	35,866	33,777	36,292	43,761	46,886
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	61,520	59,998	58,923	56,625	53,648
ASSET QUALITY RATIOS
Loan charge-offs	$(1,338)	$(840)	$(614)	$(723)	$(594)
Recoveries on loans	233	450	238	260	394
Net charge-offs	$(1,105)	$(390)	$(376)	$(463)	$(200)
Net charge-offs as a percentage of average total loans	0.23%	0.09%	0.10%	0.13%	0.06%
Loans 30+ days delinquent as a percentage of total loans	0.41%	0.24%	1.04%	1.80%	2.22%
Nonperforming loans	$10,140	$5,114	$8,286	$11,542	$9,237
Nonperforming securities	—	895	825	778	779
Other real estate owned	—	—	—	61	40
Total nonperforming assets	$10,140	$6,009	$9,111	$12,381	$10,056
Allowance for loan losses as a percentage of non-performing loans	41.40%	89.52%	58.75%	45.00%	56.32%
Nonperforming assets as a percentage of:
Total assets	1.42%	0.85%	1.39%	2.02%	1.77%
Equity plus allowance for loan losses	14.67	9.08	14.57	20.01	16.47
Tier I capital	13.78	8.78	13.88	19.99	17.13
FINANCIAL RATIOS
Return on average equity	14.36%	7.25%	8.27%	7.73%	7.21%
Return on average assets	1.31	0.68	0.80	0.77	0.71
Effective tax rate	13.80	35.72	18.79	21.78	18.91
Average equity-to-average asset ratio	9.15	9.42	9.69	9.95	9.89
Tangible equity ratio	10.72	10.77	10.46	10.62	10.66
Cash dividend payout ratio	24.14	39.39	25.23	24.74	21.18
Net interest margin	3.76	3.59	3.63	3.65	3.67

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedules show average balances of interest-earning and noninterest-earning assets and liabilities, and shareholders’ equity for the years indicated. Also shown are the related amounts of interest earned or paid and the related average yields or interest rates paid for the years indicated. The averages are based on daily balances.

	(Fully taxable equivalent basis in thousands of dollars)
	2018			2017			2016
	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate
Interest-earning assets:
Interest-earning deposits and other earning assets	$8,564	$162	1.89%	$8,668	$98	1.13%	$8,233	$44	0.54%
Investment securities (Note 1, 2, 3):
Taxable	93,372	2,270	2.43%	101,768	2,229	2.19%	104,274	2,121	2.03%
Nontaxable	55,566	1,851	3.33%	66,886	2,853	4.26%	58,387	2,647	4.53%
Total investment securities	148,938	4,121	2.77%	168,654	5,082	3.01%	162,661	4,768	2.93%
Trading securities (Note 1, 2, 3)	—	—	—%	—	—	—%	4,029	94	2.33%
Loans (Note 1, 2, 3, 4)	473,527	23,830	5.03%	415,251	19,257	4.64%	390,173	18,570	4.76%
Total interest-earning assets	631,029	$28,113	4.46%	592,573	$24,437	4.12%	565,096	$23,476	4.15%
Noninterest-earning assets:
Cash and due from banks	7,277			7,804			7,844
Premises and equipment	9,089			9,193			9,038
Other assets	25,111			27,345			26,320
Total assets	$672,506			$636,915			$608,298
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$197,856	$1,378	0.70%	$168,536	$751	0.45%	$137,505	$435	0.32%
Savings	112,508	97	0.09%	114,261	90	0.08%	113,125	78	0.07%
Time	120,986	2,052	1.70%	128,251	1,730	1.35%	134,523	1,580	1.17%
Total interest-bearing deposits	431,350	3,527	0.82%	411,048	2,571	0.63%	385,153	2,093	0.54%
Borrowings:
Securities sold under agreement to repurchase	1,679	6	0.33%	2,018	7	0.33%	2,249	7	0.31%
Subordinated debt	5,155	189	3.61%	5,155	138	2.64%	5,155	112	2.13%
Federal Home Loan Bank advances - short term	18,899	374	1.98%	16,917	175	1.03%	13,550	73	0.54%
Federal Home Loan Bank advances - long term	15,288	287	1.88%	14,842	299	2.01%	20,493	633	3.09%
Total borrowings	41,021	856	2.09%	38,932	619	1.59%	41,447	825	1.99%
Total interest-bearing liabilities	472,371	$4,383	0.93%	449,980	$3,190	0.71%	426,600	$2,918	0.68%
Noninterest-bearing liabilities:
Demand deposits	128,571			116,605			111,764
Other liabilities	10,044			10,332			11,011
Shareholders' equity	61,520			59,998			58,923
Total liabilities and shareholders' equity	$672,506			$636,915			$608,298
Net interest income		$23,730			$21,247			$20,558
Net interest rate spread (Note 5)			3.53%			3.41%			3.47%
Net interest margin (Note 6)			3.76%			3.59%			3.63%

Note 1 –	Includes both taxable and tax-exempt securities and loans.
Note 2 –

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2018 and 34% in 2017 and 2016, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities and trading was $7,000 and $357,000, respectively, for December 31, 2018; $14,000 and $931,000, respectively, for December 31, 2017; and $16,000 and $905,000, respectively, for December 31, 2016.

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

Note 4 –	Interest earned on loans includes net loan fees of $725,000 in 2018, $443,000 in 2017 and $684,000 in 2016.
Note 5 –	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
Note 6 –	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

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

Investment Securities and Impairment

The classification and accounting for investment securities is discussed in detail in Item 8, Notes 1 and 2 of the Consolidated Financial Statements. Investment securities must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions, if any, with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities, if any, flow directly through earnings during the periods in which they arise, whereas available-for-sale securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. At each reporting date, the Company assesses whether there is an “other-than-temporary” impairment to the Company’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income (loss).

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

CORPORATE PROFILE

The Company, with total assets of approximately $714.7 million at December 31, 2018, is a bank holding company headquartered in Cortland, Ohio whose principle activity is to manage, supervise and otherwise serve as a source of strength to the Bank.

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

2018 OVERVIEW

In 2018, the Company’s net income was $8.8 million compared to $4.4 million in 2017. Amid rigorous regulatory standards and an uncertain economy, the Company continues to follow its core strategic direction. Operating results reflect its commitment to growing loans and deposits in the markets in which it operates and in producing consistent positive earnings.

With the passage of the Tax Cuts and Jobs Act (“Tax Act”), tax law for corporations had several material changes effective beginning in 2018.  The most significant change was the reduction in the corporate tax rate from 34% to 21%.  Because this reduced rate was signed into law in December 2017, generally accepted accounting principles required recognition of the lower rate on the Company’s deferred tax position as of December 31, 2017.  As the Company is in a net deferred tax asset position, the reduction of this benefit resulted in a $1.2 million additional charge to federal income tax expense in the Company’s 2017 Consolidated Statements of Income. The comparison of 2018 results to 2017 was significantly affected by both of these tax events.

Highlights of 2018 financial results:

•	Diluted earnings per share (EPS) was $2.03 for the full year 2018, compared to $0.99 per diluted share for 2017.
•	The efficiency ratio was 64.82% for 2018, versus 72.92% for 2017.
•	For 2018, NIM was 3.76%, compared to 3.59% for twelve months ended 2017.
•	For 2018, net interest income was $23.4 million, compared to $20.3 million for 2017.
•	Average total deposits grew 6% to $560.0 million at December 31, 2018, compared to $527.7 million at the end of 2017.
•	Average total loans increased 14% to $471.6 million compared to $412.5 million at December 31, 2017.
•	Nonperforming assets were 1.42% of total assets at December 31, 2018, compared to 0.85% at December 31, 2017.
•	The allowance for loan losses was 0.82% of total loans at December 31, 2018, compared to 0.94% a year earlier.
•	The Company remained well-capitalized with total risk-based capital to risk-weighted assets of 14.19% and tangible equity to tangible assets of 9.08%.

In the midst of earnings pressures brought on by economic instability, interest rate compression and increased competition, the Company devoted substantial attention in 2018 and 2017 to profit improvement measures and balance sheet positioning. The Company’s management team continues to focus on measures designed to maintain capital and to provide for adequate liquidity for lending and business development purposes. New strategies are being pursued to improve market penetration and product expansion, with the objective of increasing both the interest income and non-interest income revenue base.

Total shareholders’ equity at December 31, 2018 was $64.9 million, representing a ratio of equity capital to total assets of 9.1%. In comparison, total shareholders’ equity was $61.6 million at December 31, 2017, representing a ratio of equity capital to total assets of 8.7%. A component of shareholders’ equity is accumulated other comprehensive income (loss), which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale. Net unrealized losses on available-for-sale investment securities, net of tax, were $3.7 million at December 31, 2018, compared with net unrealized losses, net of tax, of $1.8 million at December 31, 2017. Such unrealized gains or losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale and is driven by market interest rates.

Return on average equity was 14.36% in 2018, compared to 7.25% in 2017, while return on average assets measured 1.31% in 2018 and 0.68% in 2017. Adjusted for nonrecurring items, the return on average assets and return on average equity in 2018 were 1.08% and 11.84% compared to 0.74% and 7.83% for the full year 2017. Book value per share increased by $0.98 to $14.92 at December 31, 2018 from $13.94 at December 31, 2017. The price of the Company’s common shares traded in a range between a low of $20.40 and a high of $26.00, closing the year at $20.50 per share.

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

Core earnings, which exclude non-recurring items, were $7.3 million in 2018 and $4.7 million in 2017 and 2016. Core earnings per share were $1.68 in 2018 and $1.07 in 2017 and 2016.

The following is a reconciliation between core earnings and earnings under GAAP:

	(Amounts in thousands, except per share data)
	Years Ended December 31,
	2018	2017	2016
GAAP earnings	$8,835	$4,350	$4,871
Investment gains not in the ordinary course of business (net of tax) *	—	—	(191)
Net losses from the extinguishment of debt (net of tax) **	—	—	160
Gains recognized on Bank Owned Life Insurance policy (tax free)***	(1,548)	(898)	—
Change in corporate tax rate	—	1,246	—
Recognition (reversal) of deferred tax valuation allowance	28	—	(93)
Core earnings	$7,315	$4,698	$4,747
GAAP earnings per share	$2.03	$0.99	$1.11
Investment gains not in the ordinary course of business (net of tax) *	—	—	(0.05)
Net losses from the extinguishment of debt (net of tax) **	—	—	0.03
Gains recognized on Bank Owned Life Insurance policy (tax free)***	(0.36)	(0.20)	—
Change in corporate tax rate	—	0.28	—
Recognition (reversal) of deferred tax valuation allowance	0.01	—	(0.02)
Core earnings per share	$1.68	$1.07	$1.07

*	Gains to offset the early payoff penalties on FHLB long-term notes.
**	Loss on the early payoff of FHLB long term debt.
***	This is the amount of proceeds received on life insurance policies upon the death of former executives that exceeded the cash value of the policies.

BALANCE SHEET COMPOSITION

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets at December 31 for the periods indicated. Average assets totaled $672.5 million in 2018 compared to $636.9 million in 2017 and $608.3 million in 2016.

	December 31,
	2018	2017	2016
Sources of Funds:
Deposits:
Non-interest bearing	19.1%	18.3%	18.4%
Interest bearing	64.1	64.6	63.3
Long-term debt and other borrowings	5.3	5.3	6.0
Subordinated debt	0.8	0.8	0.8
Other non-interest bearing liabilities	1.5	1.6	1.8
Shareholders' equity	9.2	9.4	9.7
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans, including loans held for sale	70.4%	65.2%	64.1%
Investment securities	22.2	26.5	27.4
Interest-earning deposits and other earning assets	1.3	1.4	1.4
Bank-owned life insurance	2.3	2.7	2.8
Partnerships and other investments	1.7	1.4	1.0
Other non-interest earning assets	2.1	2.8	3.3
Total	100.0%	100.0%	100.0%

Deposits continue to be the Company’s primary source of funding. During 2018, the relative mix of deposits has remained steady with interest-bearing being the main source. Average non-interest bearing deposits totaled 23.0% of total average deposits in 2018, compared to 22.1% in 2017 and 22.5% in 2016. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The Company primarily invests funds in loans and securities. Loans continue to be the focus of the Company’s asset allocation. Average securities decreased $19.8 million, or 11.7%, to $148.9 million during 2018 from $168.7 million in 2017, while average loans increased by $58.2 million, or 14.0%, to $473.5 million during 2018 from $415.3 million in 2017.

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

Gross income that would have been recorded in 2018 on these nonperforming loans, had they been in compliance with their original terms, was $654,000. Interest income that actually was included in income on these loans amounted to $505,000. In addition to nonperforming loans, nonperforming assets include nonperforming investment securities. At December 31, 2017, there were two investments classified as nonperforming and both of these investments were sold in June 2018.  Gross income that would have been recorded in the first six months of 2018 on nonperforming investments, had they been in compliance with their original terms, was $21,000. Interest income that actually was included in income on these investments during this period amounted to $25,000, a higher amount due to interest collected upon sale. There are no accruing loans which are contractually past due 90 days or more as to principal or interest payments.

The following table depicts the trend in these potentially problematic asset categories:

	(Amounts in thousands)
	December 31,
	2018	2017	2016	2015	2014
Non-accrual loans:
Commercial	$1,291	$—	$—	$1,196	$1,824
Commercial real estate	512	506	1,458	2,176	2,247
Residential real estate	310	247	1,265	1,252	1,331
Consumer - home equity	120	129	55	262	149
Consumer - other	—	—	—	—	6
Total non-accrual loans	2,233	882	2,778	4,886	5,557
Investment securities	—	895	825	778	779
Other real estate owned	—	—	—	61	40
Troubled debt restructured loans	7,907	4,232	5,508	6,656	3,680
Nonperforming assets	$10,140	$6,009	$9,111	$12,381	$10,056
Loans past due greater than 30 days or on nonaccrual	$2,493	$1,409	$4,533	$7,242	$8,201

	December 31,
	2018	2017	2016	2015	2014
Non-accrual loans as a percentage of total loans	0.43%	0.18%	0.66%	1.24%	1.54%
Nonperforming assets as a percentage of total assets	1.42%	0.85%	1.39%	2.02%	1.77%
Nonperforming assets as a percentage of equity capital plus allowance for loan losses	14.67%	9.08%	14.57%	20.01%	16.47%

As of December 31, 2018, there were $8.7 million in loans not included in this table where known information about borrowers’ possible credit problems caused management to have some doubts as to the ability of these borrowers to comply with present loan payment terms and which may result in disclosure of such loans in this table.

Loans accounted for on a non-accrual basis ranged from a high of $5.6 million in 2014 to a low of $882,000 in 2017. Non-accrual loans in 2018 of $2.2 million is slightly lower than the average of the past five years, which is $3.3 million. In 2015, non-accrual loans were mainly impacted by loans to one related group in both the commercial and commercial real estate categories, which were resolved favorably in 2016. In 2014 to 2016, non-accrual loans were impacted by one residential real estate loan for $1.0 million which paid off in 2017. The total of all loans past due more than 30 days or on non-accrual ranged from a low of $1.4 million in 2017 to a high of $8.2 million in 2014. Loans charged-off, net of recoveries, was $1.1 million in 2018, compared to $390,000 for 2017, $376,000 for 2016, $463,000 for 2015, and $200,000 for 2014. The resulting ratios do not indicate any trends of concern from management’s perspective.

Troubled-debt restructured loans are loans that have been modified when economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. In 2018, $4.2 million in new troubled debt restructurings were added.  In 2015, $3.2 million in new troubled debt restructurings were added. There were none added in 2017 or 2016.

Past due loans, potential problem loans, as well as loans on non-accrual have all been stable, helping to require a provision of $725,000 in 2018 which is lower than the net charge-off of $1.1 million (of which previously had a specific reserve of $625,000). In 2017 and 2016, the provision for loan losses was $100,000 and $50,000, respectively. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

At December 31, 2017, there was $895,000 of the Company’s holdings in trust preferred securities considered to be in non-accrual status. The quarterly interest payments for both of its investments in trust preferred securities had been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. They were sold in 2018.

RESULTS OF OPERATIONS

	(Amounts in thousands)
	December 31,
	2018	2017	2016
Net interest income	$23,366	$20,302	$19,637
Tax equivalent income adjustment for investment securities	357	931	905
Tax equivalent income adjustment for loans	7	14	16
Net interest income on a fully taxable equivalent basis	$23,730	$21,247	$20,558

Interest and dividends on investment securities	$3,764	$4,151	$3,957
Tax equivalent income adjustment for investment securities	357	931	905
Investment securities income on a fully taxable equivalent basis	$4,121	$5,082	$4,862

Interest and fees on loans	$23,823	$19,243	$18,554
Tax equivalent income adjustment for loans	7	14	16
Loan income on a fully taxable equivalent basis	$23,830	$19,257	$18,570

Analysis of Net Interest Income - Years Ended December 31, 2018 and 2017

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $23.7 million for 2018 and $21.2 million for 2017. The resulting net interest margin was 3.76% for 2018 and 3.59% for 2017.

The increase in interest income, on a fully taxable equivalent basis, of $3.7 million is the product of a 6.5% year-over-year increase in average earning assets along with a 34 basis point increase in yield. The increase in interest expense of $1.2 million was a product of a 22 basis point increase in rates paid and a 5.0% increase in average interest-bearing liabilities. The net result was a 11.7% increase in net interest income on a fully taxable equivalent basis, and a 17 basis point increase in the Company’s net interest margin on a growing asset base with a different mix. The key driver to the margin expansion was the loan beta exceeding the deposit beta by 20 basis points.

On a fully taxable equivalent basis, income on investment securities decreased by $961,000, or 18.9%. The average invested balances in these securities decreased by $19.7 million, or 11.7%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 24 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial. The lower corporate tax rate effective in 2018 had a 22 basis point impact on the tax equivalent yield, otherwise security yields were comparable among periods. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans increased by $4.6 million, or 23.7%, for 2018 compared to the same period in 2017. A $58.3 million increase in the average balance of the loan portfolio, or 14.0%, was accompanied by a 39 basis point increase in the portfolio’s tax equivalent yield. Despite four rate increases by the Federal Reserve Open Market Committee, strong competition for good credits has kept pressure on offering rates. Higher than usual prepayment fees contributed 5 basis points to the loan yield. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income increased by $64,000, or 65.3%, from the same period a year ago. The average balance of interest-earning deposits decreased by $104,000, or 1.2%. The yield increased by 76 basis points from 2017 to 2018, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $29.3 million, or 17.4%, while average savings balances decreased by $1.8 million, or 1.5%. Total interest paid on interest-bearing demand deposits and money market accounts was $1.4 million, a $627,000 increase from last year. The average rate paid increased 25 basis points from 2017 to 2018. Total interest paid on savings accounts was $97,000, a $7,000 increase from last year. The average rate paid on savings accounts increased 1 basis point from 2017 to 2018. The average balance of time deposit products decreased by $7.3 million, or 5.7%, as the average rate paid increased by 35 basis points, from 1.35% to 1.70%. Interest expense increased on time deposits by $322,000 from the prior year. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds obtained at generally higher rates than in-market accounts. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt increased by $2.1 million while the average rate paid on borrowings increased by 50 basis points. Cost of borrowings continues to rise in tandem with the Federal funds rate, resulting in higher interest expense, despite comparable borrowing levels. Management continues to utilize short-term borrowings to bridge liquidity gaps. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

The increase in interest income, on a fully taxable equivalent basis, of $961,000 was the product of a 4.9% year-over-year increase in average earning assets along with a 3 basis point decrease in yield. The increase in interest expense of $272,000 was a product of a 3 basis point increase in rates paid and a 5.5% increase in average interest-bearing liabilities. The net result was a 3.4% increase in net interest income on a fully taxable equivalent basis, and a 4 basis point decrease in the Company’s net interest margin on a growing asset base with a different mix.

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

On a fully taxable equivalent basis, income on loans increased by $687,000, or 3.7%, for 2017 compared to the same period in 2016. A $25.1 million increase in the average balance of the loan portfolio, or 6.4%, was accompanied by a 12 basis point decrease in the portfolio’s tax equivalent yield. Despite the rise in short term interest rates, strong competition for good credits had kept offering rates lower. In addition, the amortization of the existing portfolio at higher rates decreased the effective yield. The commercial loan portfolio housed the majority of the increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income increased by $54,000, or 122.7%, from the same period a year ago. The average balance of interest-earning deposits increased by $435,000, or 5.3%. The yield increased by 59 basis points from 2016 to 2017, reflecting increases in the federal funds rate. Management intended to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $31.0 million, or 22.6%, while average savings balances increased by $1.1 million, or 1.0%. Total interest paid on interest-bearing demand deposits and money market accounts was $751,000, a $316,000 increase from last year. The average rate paid increased 13 basis points from 2016 to 2017. Total interest paid on savings accounts was $90,000, a $12,000 increase from last year. The average rate paid on savings accounts increased 1 basis point from 2016 to 2017. The average balance of time deposit products decreased by $6.3 million, or 4.7%, as the average rate paid increased by 18 basis points, from 1.17% to 1.35%. Interest expense increased on time deposits by $150,000 from the prior year. The low-rate environment offered little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds obtained at generally higher rates than in-market accounts. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

	(Amounts in thousands)
	2018 Compared to 2017			2017 Compared to 2016
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-earning deposits and other money markets	$(1)	$65	$64	$2	$52	$54
Investment securities:
Taxable	(193)	234	41	299	(124)	175
Nontaxable	(437)	(565)	(1,002)	(106)	151	45
Loans	2,846	1,727	4,573	1,172	(485)	687
Total interest income change	2,215	1,461	3,676	1,367	(406)	961
Increase (decrease) in interest expense:
Interest-bearing demand deposits	148	479	627	112	204	316
Savings deposits	(1)	8	7	1	11	12
Time deposits	(103)	425	322	(76)	226	150
Securities sold under agreements to repurchase	(1)	—	(1)	(1)	1	—
FHLB advances - short term	23	176	199	22	80	102
FHLB advances - long term	8	(20)	(12)	(148)	(186)	(334)
Subordinated debt	—	51	51	—	26	26
Total interest expense change	74	1,119	1,193	(90)	362	272
Increase (decrease) in net interest income on a taxable equivalent basis	$2,141	$342	$2,483	$1,457	$(768)	$689

PROVISION FOR LOAN LOSSES, NON-INTEREST INCOME, NON-INTEREST EXPENSE & FEDERAL INCOME TAX

During 2018, 2017 and 2016, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2017 and 2018, and has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Past due loans, potential problem loans, as well as loans on non-accrual have all been stable, helping to require a provision of $725,000 in 2018 which is lower than the net charge-off of $1.1 million (of which previously had a specific reserve of $625,000) and required a provision of only $100,000 in the 2017. In 2017, there was a favorable ruling in a bankruptcy court surrounding the eventual sale of a business to which the Company lent funds, resulting in a large recovery of amounts previously charged off. These recoveries displaced provisions throughout 2017. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

The following table provides a detailed analysis of non-interest income:

	(Amounts in thousands)
	December 31,
	2018	2017	2016
Fees for customer services	$2,273	$2,241	$2,103
Mortgage banking gains, net	974	1,074	1,248
Earnings on bank-owned life insurance	1,869	1,203	328
Wealth management	39	35	95
Other real estate gains	—	170	13
Other non-interest income	558	436	391
Non-interest income, excluding investment gains	5,713	5,159	4,178
Investment securities available-for-sale (losses) gains, net	(21)	7	466
Trading securities losses, net	—	—	(47)
Total non-interest income	$5,692	$5,166	$4,597

Total non-interest income, excluding investment gains, increased by $554,000, or 10.7%, for 2018 compared to an increase of $981,000, or 23.5%, for 2017. After gains on investment securities and impairment losses, non-interest income increased by $526,000, or 10.2%, in 2018 compared to an increase of $569,000, or 12.4%, in 2017.

Fees for customer services increased by $32,000, or 1.4%, in 2018, compared to an increase of $138,000, or 6.6%, in the prior year driven by customer transactions on deposit accounts.

Mortgage banking gains totaled $974,000 in 2018, $1.1 million in 2017 and $1.2 million in 2016, reflective of a mortgage origination decrease of $5.9 million offset by the tightening of margins on loan sales since the rise in interest rates precipitated by the passage of tax reform.

Earnings on bank-owned life insurance increased by $666,000 in 2018 compared to an increase of $875,000 in 2017. Proceeds received on policies upon the deaths of former executives exceeded the cash value of the policies by $1.5 million in 2018 and $898,000 in 2017. A gain of $170,000 was recognized on the sale of property that was recorded as other real estate owned in 2017, with $13,000 recorded in 2016 and none in 2018.

Other sources of non-interest income increased by $126,000 in 2018 from the same period a year ago, and decreased by $15,000 in 2017 from 2016. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Net gains on the sale of available-for-sale investment securities decreased by $28,000 in 2018 from year ago levels, reflecting the sale of the final two corporate securities that were significantly devalued since 2008. Net gains on the sale of available-for-sale investment securities decreased by $459,000 in 2017 from year ago levels. Included in the total in 2016 is $289,000 of gains generated to offset losses from the extinguishment of debt. In 2016, trading securities losses were $47,000, reflective of the decline in the secondary market activity for municipal securities in which the trading account operated. In June 2016, the trading account was liquidated and remains dormant. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The following table provides a summary of non-interest expenses:

	(Amounts in thousands)
	December 31,
	2018	2017	2016
Salaries and employee benefits	$10,260	$10,631	$10,169
Net occupancy and equipment	2,232	2,331	2,151
State and local taxes	493	463	455
FDIC insurance	176	199	251
Professional fees	879	786	882
Advertising and marketing	322	478	527
Net losses from the extinguishment of debt	—	—	242
Data processing fees	250	251	250
Other non-interest expense	3,471	3,462	3,259
Total non-interest expenses	$18,083	$18,601	$18,186

Total non-interest expenses decreased by $518,000, or 2.8%, in 2018. This compares to an increase of $415,000, or 2.3%, in 2017.

During 2018, expenditures for salaries and employee benefits decreased by $371,000, or 3.5%, and in 2017 increased by $462,000, or 4.5%. The decrease in 2018 is mainly a result of a workforce realignment and a branch consolidation in latter 2017. The personnel increase for 2017 was partially driven by new branches, and continuing initiatives to geographically expand mortgage origination, commercial lending and private banking, which engages higher compensated employees. Full-time equivalent employment averaged 159 in 2018 compared to 160 in 2017 and 163 in 2016.

Salaries and employee benefits represent 56.7% of all non-interest expenses in 2018, 57.2% in 2017 and 55.9% in 2016. The following table details components of these increases and decreases.

	Amounts (in thousands)			Percentages
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Salaries	$(361)	$330	$813	(4.3)%	4.1%	11.2%
Employee benefits	(39)	122	115	(1.5)	4.8	4.7
	(400)	452	928	(3.6)	4.3	9.6
Deferred loan origination costs	29	10	(70)	(6.9)	(2.3)	19.6
Total	$(371)	$462	$858	(3.5)%	4.5%	9.2%

Salary expense per employee averaged $49,000 in 2018 and $52,000 in 2017 and $49,000 in 2016. Average earning assets per employee measured approximately $4.2 million in 2018 and $4.1 million in 2017 and $3.8 million in 2016.

Charges for insurance premiums paid to the FDIC decreased from 2016 amounts because of a reduction in assessment rates effective September 30, 2016.  Deposits are insured by the FDIC up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The Company recently learned that credits from the FDIC may substantially reduce premiums in 2019. State and local taxes increased by $30,000, or 6.5%, in 2018, compared to an increase of $8,000, or 1.8%, in 2017, reflecting the growing shareholders’ equity on which the state tax is based. In 2016, there was a one-time loss from the extinguishment of debt of $242,000. This loss is related to the early payoff of long-term advances with the Federal Home Loan Bank and was offset by securities gains. Additionally, payoff of this debt will result in annual savings in interest expense. All other categories of non-interest expenses decreased $154,000, or 2.1%, in 2018 compared to an increase of $239,000, or 3.4%, in 2017. These expense categories are subject to fluctuation due to non-recurring items. Contributing to increased expenses in 2017 were expenses relating to a new full-service branch which opened in 2017 and continued investment into information technology relative to improved security monitoring, improved operational performance and enhanced customer account analysis.

Income before federal income tax expense amounted to $10.3 million for 2018, compared to $6.8 million and $6.0 million for 2017 and 2016, respectively. The effective tax rate was 13.8% in 2018, 35.7% in 2017 and 18.8% in 2016, resulting in income tax expense of $1.4 million in 2018, $2.4 million in 2017 and $1.1 million in 2016. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream. The lower rate in 2018 is primarily affected by the change in corporate tax rate from 34% to 21%. The gains on bank-owned life insurance mentioned previously were tax free and contributed to the lower effective tax rate in both 2018 and 2017. The increase in the effective tax rate in 2017 was also a result of the Tax Act, which increased the deferred tax charges by $1.2 million, or 18.4%. A $93,000 reversal of a deferred tax valuation reserve, recognized in 2016, contributed to the lower effective tax rate in 2016.

The effective federal income tax rate varies from the applicable U.S. statutory federal income tax rate of 21% for 2018, and 34% for 2017 and 2016 due to the following differences:

	December 31,
	2018	2017	2016
Provision at statutory rate	21.00%	34.00%	34.00%
(Deduct) add tax effects of:
Earnings on bank-owned life insurance-net	(3.93)	(6.11)	(1.86)
Non-taxable interest income	(3.11)	(9.80)	(10.47)
Change in corporate tax rate	—	18.41	—
Low income housing tax credits	(1.37)	(2.21)	(2.37)
Deferred tax valuation (reversal) recognition	0.27	—	(1.55)
Non-deductible expenses	0.94	1.43	1.04
Federal income tax effective rate	13.80%	35.72%	18.79%

Net income registered $8.8 million in 2018, $4.4 million in 2017 and $4.9 million in 2016, representing per share amounts of $2.03 in 2018, $0.99 in 2017 and $1.11 in 2016. Cash dividends of $0.49, $0.39 and $0.28 per share were paid to shareholders of record in 2018, 2017 and 2016, respectively.

The following table shows unaudited financial results by quarter:

	(Amounts in thousands)
	For the 2018 quarter ended:				For the 2017 quarter ended:
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$7,489	$6,962	$6,727	$6,571	$6,129	$5,862	$5,805	$5,696
Interest expense	1,236	1,148	1,020	979	848	800	783	759
Net interest income	6,253	5,814	5,707	5,592	5,281	5,062	5,022	4,937
Loan loss provision	75	75	75	500	—	100	—	—
Investment securities (losses) gains, net	—	—	(41)	20	(17)	(7)	22	9
Mortgage banking gains, net	203	272	261	238	243	315	322	194
Other income	752	876	2,357	754	721	1,879	788	697
Other expenses	4,643	4,529	4,585	4,326	4,603	4,665	4,686	4,647
Income before tax	2,490	2,358	3,624	1,778	1,625	2,484	1,468	1,190
Federal income tax expense	466	386	322	241	1,604	337	286	190
Net income	$2,024	$1,972	$3,302	$1,537	$21	$2,147	$1,182	$1,000
Net income per share	$0.47	$0.46	$0.75	$0.35	$0.01	$0.49	$0.26	$0.23
Net interest income (fully tax-equivalent basis)	$6,339	$5,900	$5,793	$5,698	$5,524	$5,301	$5,248	$5,174
Net interest rate spread	3.68%	3.48%	3.52%	3.43%	3.45%	3.43%	3.39%	3.36%
Net interest margin	3.95%	3.73%	3.74%	3.62%	3.65%	3.61%	3.56%	3.52%

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

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheets within other liabilities, while the corresponding provision for these losses is recorded as a component of other non-interest expenses. At both December 31, 2018 and 2017, this allowance was $84,000.

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

The following is an analysis of changes in the allowance for loan losses for the period ended:

	(Amounts in thousands)
	December 31,
	2018	2017	2016	2015	2014
Balance at beginning of year	$4,578	$4,868	$5,194	$5,202	$3,764
Loan losses:
Commercial	(1,163)	—	—	(470)	(123)
Commercial real estate	—	(654)	(287)	(84)	(186)
Residential real estate	—	(14)	(35)	(45)	(93)
Consumer - home equity	—	(26)	(144)	—	(48)
Consumer - other	(175)	(146)	(148)	(124)	(144)
Total	(1,338)	(840)	(614)	(723)	(594)
Recoveries on previous loan losses:
Commercial	—	388	117	134	274
Commercial real estate	166	—	35	10	3
Residential real estate	3	5	2	37	16
Consumer - home equity	5	10	23	17	24
Consumer - other	59	47	61	62	77
Total	233	450	238	260	394
Net loan losses	(1,105)	(390)	(376)	(463)	(200)
Provision charged to operations	725	100	50	455	1,638
Balance at end of year	$4,198	$4,578	$4,868	$5,194	$5,202
Ratio of net loan losses to average total loans outstanding	0.23%	0.09%	0.10%	0.13%	0.06%
Ratio of loan loss allowance to total loans	0.82%	0.94%	1.16%	1.32%	1.44%

The commercial charge-off in 2018 is related to loans (to one borrower) that were restructured to a new borrowing relationship with no principal forgiveness, but with a substantial concession in interest rate. The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest.  The charged off amount of $1.1 million is recorded as a loan discount.  As loan payments are made, interest is recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated to these loans at December 31, 2017. Included in the $654,000 commercial real estate charge-off in 2017 is a loan for $352,000, which had a $148,000 specific reserve. The $470,000 commercial charge-off in 2015 contains a $468,000 charge-off to an isolated credit relationship that already had a specific reserve recorded.

The following is an allocation of the year end allowance for loan losses and the percentage to total loans. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of:

	(Amounts in thousands)
	December 31,
	2018		2017		2016		2015		2014
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$1,232	0.24	$1,591	0.31	$1,394	0.29	$1,977	0.47	$2,064	0.52
Commercial real estate	2,414	0.47	2,702	0.55	3,072	0.63	2,926	0.70	2,754	0.70
Residential real estate	314	0.06	117	0.02	163	0.03	153	0.04	229	0.06
Consumer - home equity	115	0.02	70	0.01	150	0.03	52	0.01	60	0.02
Consumer - other	123	0.03	98	0.02	89	0.02	86	0.02	95	0.02
Total	$4,198		$4,578		$4,868		$5,194		$5,202

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

LOAN PORTFOLIO

The following table represents the composition of the loan portfolio as of:

	(Amounts in thousands)
	December 31,
	2018		2017		2016		2015		2014
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$112,440	21.9	$113,341	23.3	$96,281	22.9	$84,613	21.5	$72,330	20.1
Commercial real estate	303,804	59.0	283,135	58.1	238,692	56.9	237,137	60.1	223,536	62.1
Residential real estate	69,845	13.6	62,071	12.7	57,008	13.6	45,414	11.5	38,875	10.8
Consumer - home equity	25,076	4.9	26,018	5.3	25,061	6.0	23,334	5.9	21,328	5.9
Consumer - other	3,227	0.6	2,925	0.6	2,726	0.6	3,756	1.0	4,116	1.1
Total loans	$514,392		$487,490		$419,768		$394,254		$360,185

The following schedule sets forth maturities based on remaining scheduled repayments of principal or next re-pricing opportunity for loans (excluding residential real estate, consumer- home equity and consumer-other).

	(Amounts in thousands)
	December 31, 2018
	1 Year or Less	Over 1 Year to 5 Years	Over 5 Years	Total
Commercial	$77,469	$17,855	$17,116	$112,440
Commercial real estate	101,960	121,136	80,708	303,804
Total loans	$179,429	$138,991	$97,824	$416,244

The following schedule sets forth loans based on next re-pricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Residential real estate, consumer - home equity and consumer – other loans have again been excluded.

	(Amounts in thousands)
	December 31, 2018
	1 Year or Less	Over 1 Year	Total
Floating or adjustable rates of interest	$173,142	$99,591	$272,733
Fixed rates of interest	6,287	137,224	143,511
Total loans	$179,429	$236,815	$416,244

The Company recorded an increase of $26.9 million in the loan portfolio in 2018 from the level of $487.5 million recorded at December 31, 2017. Gross loans as a percentage of earning assets stood at 77.6% as of December 31, 2018 and 73.6% at December 31, 2017. The loan-to-deposit ratio at December 31, 2018 was 85.3% as compared to 83.7% at December 31, 2017. Despite the slow economic recovery in the region, the Bank posted year-over-year growth in total loans of 5.5%. As the balance sheet is adequately structured to accommodate additional loan growth, management remains committed to fulfilling the credit needs of creditworthy customers. Included in year-end total loans are 60-day or less loans closed in December 2018 for $40.9 million, compared to $43.0 million in 2017. Absent the short-term year end transaction, the Company reported core loan year over year growth of 6.5% and 14.0%, respectively for 2018 and 2017.  At December 31, 2018, the loan loss allowance of $4.2 million represented approximately 0.8% of outstanding loans, and at December 31, 2017, the loan loss allowance of $4.6 million represented approximately 0.9% of outstanding loans.

The portion of the loan portfolio represented by commercial loans (including commercial real estate) modestly decreased from 81.4% in 2017 to 80.9% in 2018. Consumer loans (including home equity loans) were approximately 5.5% of the loan portfolio in 2018 and 5.9% in 2017. Between 2017 and 2018, the balance of residential real estate loans in relationship to total loans increased slightly from 12.7% to 13.6%. However, year over year balances grew $7.8 million or 12.5% as the bank placed quality, non-secondary market qualified and construction loans in the portfolio. The Bank’s majority of mortgage originations are sold to the secondary market in order to take advantage of historically low interest rates as management does not intend to take on material long term interest rate risk within the portfolio yields.

Commercial, commercial real estate and residential real estate loans continue to comprise the largest share of the Company’s loan portfolio. At the end of 2018, commercial, commercial real estate and residential real estate loans comprised a combined 94.5% of the portfolio compared to 93.0% at December 31, 2014, reflecting a consistent strategy of portfolio diversification over the five-year period. The loan portfolio at December 31, 2018 also included home equity loans at 4.9% and consumer installment loans at 0.6%. These percentages compare to home equity loans at 5.9% and consumer installment loans at 1.1% on December 31, 2014.

The commercial loan portfolio, which includes both commercial and commercial real estate (CRE) loans, is $416.2 million at December 31, 2018, an increase of $19.7 million from the balance of $396.5 million recorded at December 31, 2017, and represents 5.0% growth. Commercial loans, including lines of credit, decreased slightly by $901,000, or 0.8%, during the year and represented 21.9% of the portfolio, or a 1.4% composition decrease over the prior period. CRE loans increased $20.7 million, or 7.3%, which substantially represents investment real estate supported by third-party rents and leases along with other known Bank concentrations such as Skilled Nursing, Assisted Living, Residential Lessors (including Multi-family) and Hotels that are classified as non-owner occupied CRE. At December 31, 2018, the total CRE portfolio consisted of 22.5% in owner-occupied real estate and 77.5% in non-owner occupied real estate. The increase in CRE loans was a direct result of management taking strategic advantage of competitive market conditions and the Bank’s considerable liquidity position since 2010. The CRE portfolio was also enhanced by lending into the Skilled Nursing, Personal Health Care industries and Multi-family. In 2006, the federal banking regulatory agencies published interagency guidance on CRE Concentration Risk Management stating that if total commercial real estate concentration exceeded 300% of a bank’s total capital (or if the CRE portfolio increased by over 50% in the preceding 3 years), the portfolio may represent significant concentration risk and additional monitoring may be required. The Bank’s CRE concentration, excluding owner-occupied real estate, as of December 31, 2018 was $235.5 million, which is 313.1% of total unimpaired or risk-based capital, compared to 298.5% for 2017. Although the Company reflected 7.3% CRE balance growth and slightly increased its concentration risk relative to capital, CRE reflected 18.6% growth in the prior year 2017. Management also believes that its current level of credit review, portfolio monitoring and stress testing adequately assures that the Bank is mitigating CRE concentration levels. In a strategic effort to diversify, the Bank continues to develop its commercial loans and, as such, the December 31, 2018 balance of $112.4 million represents 27.0% of the total commercial loan portfolio, which approximates the period ended December 31, 2017 of 28.6%. However, excluding the year-end, 60-day or less, cash-secured loans that were decreased by $2.1 million from 2017 to 2018, commercial loans grew by $1.2 million, or 1.7%, from 2017 to 2018. In addition, residential loans grew by $7.8 million, or 12.5%, for the same period.

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

	(Amounts in thousands)
	December 31,
	2018		2017		2016
	Balances	% of Portfolio	Balances	% of Portfolio	Balances	% of Portfolio
Non-residential building/apartment building	$97,411	23.40	$79,918	20.16	$70,399	21.02
Residential real estate lessors, agents and managers (including multi-family)	50,496	12.13	51,431	12.97	27,016	8.07
Skilled nursing	33,818	8.12	26,805	6.76	29,929	8.93
Hotels/motels	30,378	7.30	22,072	5.57	23,285	6.95
Trucking/courier services	24,487	5.88	21,613	5.45	21,329	6.37

The most substantial increase in concentrations growth by percentage since 2016 comes from residential real estate lessors, agents and managers (including multi-family) and non-residential building/apartment building, which was a result of a 2016 strategic initiative into multi-family to further diversify CRE into a growing market segment. This increase remains the second largest concentration relative to the total portfolio composition. The single largest customer relationship had an aggregate balance at year end 2018 of $13.3 million compared to $14.8 million in 2017. This balance represented approximately 3.2% of the total commercial and CRE portfolio in 2018 and 3.7% in 2017. It is important to note that within this relationship, there is a 60-day or less note for the entire amount of $13.3 million in 2018 and $7 million in 2017, which were fully secured by segregated deposit accounts with the Bank at the time of origination.

Since 2015, the price of oil declined significantly. This occurrence negatively affected several industries, particularly those whose revenues are derived from oil and oil-related products. The Company reviewed its borrowers to identify and measure any potential credit losses relating to oil. Nothing of significance was noted and no additional provisions are considered necessary.

The Bank continues to be active in home equity financing. Home equity term loans and credit lines (HELOCs) remain popular with consumers wishing to finance home improvement costs, education expenses, vacations and consumer goods purchased at favorable interest rates. As first mortgage refinancing and elimination of some eligible tax deductions impacted this product line in 2018, this portfolio reflected slight deterioration. In order to improve customer retention and provide better overall loan diversification, management will continue to evaluate and reposition the Company’s portfolio product offerings during 2019.

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

MORTGAGE BANKING

Since the May 2013 Taper Tantrum when mortgage rates rose dramatically, the Company shifted its focus from wholesale to retail origination. With the majority of loans sold into the secondary market, the resulting gains have enhanced non-interest revenue. In 2018, the Company reported net gains on saleable loans of $1.0 million, representing a modest decrease from the prior year’s balance of $1.1 million due to margin compression caused by increasing interest rates and slightly less volume for secondary market loans. As originators were added in the retail footprint, as well as expanding into adjacent markets, originations grew from $18.4 million in 2014 to a high of $76.0 million in 2016. As previously referenced, the residential portfolio grew by $7.9 million, or 12.6%, with quality, non-secondary market qualified and construction loans. The Company continues to diversify its portfolio with expansion into new geographic markets and new personnel within its footprint.

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

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, loans with specific reserve requirements, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry, such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of December 31, 2018 and 2017, the Company had reserves for mortgage loans sold of $700,000. For the years ended December 31, 2018 and 2017, the Company did not repurchase any mortgage loans sold.

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

The following table shows the fair value of available-for-sale securities by type of obligation at:

	(Amounts in thousands)
	December 31,
	2018	2017	2016
U.S. Treasury and U.S. Government agencies and corporations	$9,002	$3,205	$7,988
Obligations of states and political subdivisions	51,658	72,116	66,770
U.S. Government-sponsored mortgage-backed and related securities	76,263	83,625	101,055
Trust preferred securities	—	895	825
Total fair value of investment securities available-for-sale	$136,923	$159,841	$176,638

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

A summary of securities held at December 31, 2018, classified according to the earlier of next re-pricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed-rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Fair Value	Weighted Average Yield (1)
U.S. Government agencies and corporations:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	344	2.199
Maturing or repricing after five years but within ten years	8,658	2.920
Maturing or repricing after ten years	—	—
Total U.S. Government agencies and corporations	$9,002	2.893%
Obligations of states and political subdivisions:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	142	6.732
Maturing or repricing after five years but within ten years	323	3.435
Maturing or repricing after ten years	51,193	3.275
Total obligations of states and political subdivisions	$51,658	3.285%
U.S. Government mortgage-backed and related securities:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	11,976	2.741
Maturing or repricing after five years but within ten years	6,570	1.996
Maturing or repricing after ten years	57,717	2.337
Total U.S. Government mortgage-backed and related securities	$76,263	2.371%
Regulatory Stock
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	2,581	5.886
Total regulatory stock	$2,581	5.886%

(1)

The weighted-average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted-average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amount of adjustment to interest, which is based on the statutory tax rate of 21%, was $356,000.

(2)	Regulatory stock is included in the amount maturing or repricing after ten years, and although pays dividends, is not contractually obligated.

As of December 31, 2018, there were $8.7 million in callable U.S. Government agency securities and none in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the one-year time horizon. These securities are categorized according to their contractual maturities, with none classified as maturing or repricing within one year, none classified as maturing after one year but within five years, $8.7 million classified as maturing after five years but within ten years and none of the callable investments classified as maturing after 10 years.

As of December 31, 2018, there were no callable U.S. Government agency securities and $7.4 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with none maturing after one year but within five years, none maturing after five years but within ten years and $7.4 million maturing after 10 years.

As of December 31, 2018, the carrying value of all investment securities totaled $139.5 million, a decrease of $22.9 million, or 14.1%, from the prior year. The investment portfolio functions as the balancing factor among the swings in loans and deposits, along with changes in short term borrowings.  The investment portfolio represents 23.1% of each deposit dollar, down from 27.7% at the prior year end. The allocation between single maturity investment securities and mortgage-backed securities shifted to a 45/55 split versus the 52/48 division of the previous year.

Holdings of Obligations of States and Political Subdivisions decreased by $20.5 million or 28.4%.  This decrease was the result of sales of $18.1 million in early 2018 as part of a liquidity strategy.

Holdings of U.S. Government-sponsored mortgage-backed securities decreased by $11.1 million, or 16.4%. This decrease was primarily the result of principal paydowns of $8.9 million.

Holdings of U.S. Government agencies and corporations increased $5.8 million, or 180.9%.  This increase was due to purchases of $6.0 million.

Holdings of other securities remained relatively unchanged during the year.

The current year mortgage-backed securities and related portfolio is comprised of investments in mortgage-backed securities of $56.6 million, collateralized mortgage obligations of $12.0 million and U.S. Government-guaranteed small business administration (SBA) pools of $7.7 million. The prior year mortgage-backed securities and related portfolio is comprised of investments in mortgage-backed securities of $67.7 million, collateralized mortgage obligations of $6.3 million and U.S. Government-guaranteed small business administration pools of $9.7 million. Both the current and prior year portfolios, other than the SBA pools, were comprised solely of fixed rate products and provides a desirable diversification of cash flows.

At December 31, 2018, a net unrealized loss of $3.7 million, net of tax, was included in shareholders’ equity as a component of other comprehensive income, as compared to a net unrealized loss of $1.8 million, net of tax, as of December 31, 2017. Rising interest rates generally result in depreciation in the market value of debt securities, while lower interest rates generally translate into more favorable market prices for debt securities.

At December 31, 2017 the Company held two investments considered to be structured notes with a fair value of $895,000.  Both of these investments were sold in June 2018.  The Company has no investments in other derivative products.

Additional information regarding investment securities can be found in Item 8, Notes 1 and 2 to the Consolidated Financial Statements.

DEPOSITS

The Company’s deposits are primarily derived from the individuals and businesses located in its market area. Total deposits at year-end exhibited an increase of 3.2% to $604.4 million at December 31, 2018, as compared to $585.9 million at December 31, 2017.

The Company’s deposit base consists of demand deposits, savings, money market and time deposit accounts. Noninterest-bearing deposits increased 11.0% during 2018, while interest-bearing deposits increased by 1.1%.

At December 31, 2018, noninterest-bearing deposits were $136.9 million, or 22.7% of total deposits in 2018, compared to $123.3 million or 21.0% of total deposits in 2017.

Core deposits, which are deposits exclusive of certificates of deposit greater than $250,000, brokered deposits, one-way CDAR’S and ICS deposits and deposits through listed services represented 90.1% of total deposits at year-end 2018 compared to 88.9% in 2017.

The Company’s portfolio of certificates of deposit is sourced primarily from customers in the Bank’s immediate market area and includes an insignificant amount of brokered deposits.

Average noninterest-bearing and interest-bearing checking accounts now comprise 33.0% of total deposits compared to 28.9% five years ago. The largest shift, however, is the flow of funds from CD’s into money market accounts. The preference is to park funds into this demand account while awaiting interest rate and market movement. This is reflective of the unwillingness of customers to commit to longer terms in the low interest rate environment, and the expectation of rising rates on the horizon.

The following table depicts how the average deposit mix has shifted during this five-year time frame.

	(In percentages)
	December 31,
	2018	2014
Checking	23.0	21.2
NOW	10.0	7.7
Money market	25.3	13.9
Savings	20.1	26.8
CDs	21.6	30.4

Additional information regarding interest-bearing deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements.

OTHER ASSETS AND OTHER LIABILITIES

Premises and equipment totaled $10.2 million at December 31, 2018, an increase of $1.2 million from $9.0 million at December 31, 2017, reflecting the ongoing investment in the upgrade of current facilities and equipment in 2018 with minimal additional investment in facilities in 2017. Bank-owned life insurance had a cash surrender value of $15.7 million at December 31, 2018 and $17.7 million at December 31, 2017. The decrease from 2017 is due mainly to a $2.3 million payout of the cash value of the policies triggered by the death of a former executive named on the policies. Comprising approximately 20% of Tier 1 capital plus the allowance for loan losses, management may consider additional insurance purchases not to exceed a 25% ratio. In 2017, there was a $931,000 reduction in the cash value of a policy triggered by the death of a former executive, which was offset by purchases of $900,000. Other assets increased to $18.3 million at December 31, 2018 from $17.2 million at December 31, 2017. Net deferred tax assets measured $2.4 million at December 31, 2018 versus $2.9 million at December 31, 2017. At December 31, 2017, there was $904,000 in Alternative Minimum Tax credits included in the deferred tax assets that, due to the change in tax law, was reclassified to Federal Income Taxes receivable included in other assets, which increased by $625,000 from December 31, 2017.

In 2018, a $5.3 million investment in a partnership fund is included in other assets and $4.8 million at 2017, with an offsetting $2.9 million in other liabilities in both 2018 and 2017, which is the commitment to fund this affordable housing investment. Also included in other assets is an investment of $6.0 million in 2018 and $5.5 million in 2017 into privately managed pools of small business administration loans. Both of these investments are intended to satisfy Community Reinvestment Act requirements.

Other liabilities measured $10.0 million at December 31, 2018 and $9.8 million at December 31, 2017. In addition to the commitment described above, other major components are accrued interest on deposits and borrowings which measured $371,000 and $325,000 in 2018 and 2017. Accrued expenses measured $5.7 million at December 31, 2018 and $5.4 million at December 31, 2017. Post-retirement benefits is the largest accrued expense item, which measured $4.3 million at December 31, 2018 and $4.1 million at December 31, 2017.

ASSET-LIABILITY MANAGEMENT

The Company’s executive management and Board of Directors routinely review the Company’s balance sheet structure for stability, liquidity and capital adequacy. The Company has defined a set of key control parameters which provide various measures of the Company’s exposure to changes in interest rates. The Company’s asset-liability management goal is to produce a net interest margin that is relatively stable despite interest rate volatility, while maintaining an acceptable level of earnings. Net interest income is the difference between total interest earned on a fully taxable equivalent basis and total interest expensed. The net interest margin ratio expresses this difference as a percentage of average earning assets. In the past five years, the net interest margin has averaged 3.66% ranging between 3.59% and 3.76% as depicted in the following table.

	(In percentages)
	December 31,
	2018	2017	2016	2015	2014
Net interest margin	3.76	3.59	3.63	3.65	3.67

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

During 2018, the effective maturities of earning assets remained fairly stable with less than a 3 month decrease in average life, as rates in the credit markets increased on the short end of the curve. Federal Reserve policy makers raised rates four times in 2018, with the resulting Fed Fund target now at 2.50% to ease strains in the financial market, stimulate spending and help improve the recovery. During the year, management invested any excess funds, with an allocation towards mortgage-backed securities for cash flow.

The computerized simulation techniques utilized by management provide a sophisticated measure of the degree to which the Company’s interest sensitive assets and liabilities may be impacted by changes in the general level of interest rates. These analyses show the Company’s net interest income remaining in an acceptable range within the economic and interest rate scenarios anticipated by management. As previously noted, the Company’s net interest margin has remained in the range of 3.59% to 3.76% over the past five years, a period characterized by significant shifts in the mix of earning assets and the direction and level of interest rates. The targeted Federal funds rate during that period ranged from a low of 1.50% to 2.50%, as Federal Reserve monetary policy turned from guarding against deflation to warding off inflationary threats to attempting to recover from a recession and softening the effects of the housing correction.

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

Principal sources of on-balance sheet liquidity available to the Company include assets considered relatively liquid, such as interest-bearing deposits in other banks, federal funds sold, and cash and due from banks, as well as cash flows from maturities and repayments of loans, investment securities and mortgage-backed securities.

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $12.2 million during 2018, representing 8.7% of the total combined portfolio, compared to $17.3 million, or 10.6%, of the portfolio a year ago. Loan amortization provides in excess of $50 million annually.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also enter into one-way buy or sell transactions which are not reciprocated. At December 31, 2018, the Bank had $11.0 million in deposits in the CDARS® program, of which $8.0 million was executed as one-way buy transactions and $12.5 million of deposits in the reciprocal ICS money market program. For regulatory purposes, reciprocal CDARS® and ICS are not considered brokered deposits.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At December 31, 2018, the Bank had an additional $27.3 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $4.6 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $33.0 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 20% of total deposits (increasing to 25% in 2019) in various forms of wholesale deposits that could be used as an additional source of liquidity. At December 31, 2018, there was $39.2 million in outstanding balances in wholesale deposits including internet-based deposits with access to an additional $81.7 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of December 31, 2018. Unpledged securities of $81.8 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from the Bank. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends in 2019 is $8.2 million plus 2019 profits retained up to the date of the dividend declaration. Future dividend payments by the Bank to the Company are based upon future earnings. The Company had cash of $240,000 at December 31, 2018 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, to pay dividends to common shareholders, to fund operating expenses, and occasionally repurchase shares.

Cash and cash equivalents increased from $19.1 million in 2017 to $19.7 million in 2018. The following table details the cash flows from operating activities for the years ended 2018, 2017 and 2016.

	(Amounts in thousands)
	December 31,
	2018	2017	2016
Net income	$8,835	$4,350	$4,871
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	2,316	2,735	2,770
Provision for loan losses	725	100	50
Investment securities available-for-sale losses (gains), net	21	(7)	(466)
Decrease in trading account	—	—	8,134
Originations of mortgage banking loans held for sale	(45,813)	(51,730)	(61,003)
Proceeds from the sale of mortgage banking loans	48,527	54,578	61,730
Mortgage banking gains, net	(974)	(1,074)	(1,248)
Earnings on bank-owned life insurance	(1,869)	(1,203)	(328)
Other real estate gains	—	(170)	(13)
Changes in:
Deferred taxes	1,008	1,218	(129)
Equity compensation	214	143	75
Federal income tax receivable	(625)	(243)	281
Other assets and liabilities	769	436	(622)
Net cash flow from operating activities	$13,134	$9,133	$14,102

Key variations stem from: 1) Substantial recoveries throughout 2016 and 2017 reduced the amount needed for provision for loan losses in 2017. The 2018 provision is reflective of the restructured loan previously referenced. The decreased provision for loan losses in 2016 is due to a favorable outcome on a credit relationship which the specific reserve previously set aside was able to be used for other problem loans. 2) Gains were recognized on the sale of available-for-sale investments of $466,000 in 2016, mainly to offset the loss on extinguishment of debt. 3) During 2016, the trading account was fully liquidated, resulting in a $8.1 million decrease. 4)  Earnings on bank-owned life insurance increased by $666,000 due to gain on proceeds from a policy of $1.5 million in 2018 and $898,000 in 2017. 5) Change in deferred taxes is due to the Tax Act, which accounted for $904,000 of the decrease in 2018 and $1.2 million of the decrease in 2017. Refer to the Consolidated Statements of Cash Flows in item 8 for a summary of the sources and uses of cash for 2018, 2017 and 2016.

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

		(Amounts in thousands)
		December 31, 2018
		Payments Due in:
	See Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Non-interest bearing deposits		$136,886	$—	$—	$—	$136,886
Interest bearing deposits (a)	5	346,168	—	—	—	346,168
Average rate (b)		0.55%				0.55%
Time deposits (a)	5	67,197	34,851	14,012	5,305	121,365
Average rate (b)		1.63%	2.26%	2.23%	1.95%	1.89%
Federal funds purchased and security repurchase agreements (a)	6	2,206	—	—	—	2,206
Average rate (b)		0.34%				0.34%
FHLB advances (a)	6	18,000	10,000	—	—	28,000
Average rate (b)		2.18%	2.28%			2.22%
Subordinated debt	7	—	—	—	5,155	5,155
Average rate (b)					4.24%	4.24%
Operating leases	8	177	285	98	117	677

(a)	Excludes present and future accrued interest.
(b)	Variable-rate obligations reflect interest rates in effect at December 31, 2018.

The Company’s operating lease obligations represent short- and long-term lease and rental payments for the Bank’s branch facilities.

The Company also has obligations under its supplemental retirement plans as described in Item 8, Note 9 to the Consolidated Financial Statements. The postretirement benefit payments represent actuarially-determined future benefit payments to eligible plan participants. The Company does not have any commitments or obligations to the defined contribution retirement plan (401(k) plan) at December 31, 2018 due to the funded status of the plan. Additional information regarding benefit plans can be found in Item 8, Note 9 to the Consolidated Financial Statements.

Off-balance sheet arrangements/commitments: The following table details the amounts and expected maturities of significant off-balance sheet commitments. Additional information regarding commitments can be found in Item 8, Note 8 to the Consolidated Financial Statements.

	(Amounts in thousands)
	December 31, 2018
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial (including commercial real estate)	$18,860	$4,438	$3,753	$39,382	$66,433
Revolving home equity	15,880	—	—	10,903	26,783
Overdraft protection	8,708	—	—	—	8,708
Other	1,106	—	—	284	1,390
Residential real estate	4,157	—	—	6,513	10,670
Standby letters of credit	3,400	55	—	—	3,455

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

The Company met all capital adequacy requirements to which it was subject as of December 31, 2018 and December 31, 2017.

In early September 2013, the regulatory bodies substantially revised the capital requirements for all banks, varying with the size of the institution. The new requirements became effective January 1, 2015 and are to be phased in over four years (through January 1, 2019). The Company does not expect a material change to its excess capital position currently enjoyed.

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at December 31, 2018. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (and 100 basis points lower) than the rates in effect at December 31, 2018. Because rates on the short end of the curve are below 3%, it is not practical to review results to the degree of 300 basis points lower. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During 2018, the Federal Reserve raised the federal funds rate four times. At December 31, 2018, the difference between the yield on the ten-year Treasury and the three-month Treasury substantially decreased to a positive 24 from the positive 101 basis points that existed at December 31, 2017, indicating that the yield curve had flattened. At December 31, 2018, rates peaked at the 30-year point on the Treasury yield curve. The yield curve remains only slightly positively sloping with some inversion in the mid terms.

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $24.9 million for the year ending December 31, 2019.

	(Amounts in thousands)
	December 31, 2019
	Net Interest Income	$ Change	% Change
Change in interest rates:
Graduated increase of +300 basis points	$26,674	$1,740	7.0%
Short-term rates unchanged (base case)	24,934
Graduated decrease of -100 basis points	24,311	(623)	(2.5)%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report dated March 7, 2019.

/s/ James M. Gasior	/s/ David J. Lucido
James M. Gasior	David J. Lucido
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Cortland, Ohio	Cortland, Ohio
March 7, 2019	March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cortland Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cortland Bancorp and subsidiaries (the “Company”) as of December 31, 2018 and 2017; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2019, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cortland Bancorp

Opinion on Internal Control over Financial Reporting

We have audited Cortland Bancorp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders equity, and cash flows for each of the three years in the period ended December 31, 2018, of the Company, and our report dated March 7, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ S.R. Snodgrass, P.C.
S.R. Snodgrass, P.C.
Cranberry Township, Pennsylvania
March 7, 2019

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$11,333	$9,741
Interest-earning deposits	8,359	9,384
Total cash and cash equivalents	19,692	19,125
Investment securities available-for-sale (Note 2)	136,923	159,841
Regulatory stock (Note 2)	2,581	2,581
Loans held for sale	1,040	2,780
Total loans (Note 3)	514,392	487,490
Less allowance for loan losses (Note 3)	(4,198)	(4,578)
Net loans	510,194	482,912
Premises and equipment (Note 4)	10,202	9,038
Bank-owned life insurance	15,711	17,650
Other assets	18,323	17,174
Total assets	$714,666	$711,101
LIABILITIES
Noninterest-bearing deposits	$136,886	$123,291
Interest-bearing deposits (Note 5)	467,533	462,560
Total deposits	604,419	585,851
Securities sold under agreements to repurchase (Note 6)	2,206	2,678
Federal Home Loan Bank advances - short-term (Note 6)	12,000	32,000
Federal Home Loan Bank advances - long term (Note 6)	16,000	14,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	9,968	9,787
Total liabilities	649,748	649,471
SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2018 and 2017; outstanding shares, 4,349,624 in 2018 and 4,420,136 in 2017	23,641	23,641
Additional paid-in capital	20,984	20,928
Retained earnings	31,089	24,403
Accumulated other comprehensive loss	(3,656)	(1,825)
Treasury stock, at cost, 378,643 shares in 2018 and 308,131 shares in 2017	(7,140)	(5,517)
Total shareholders’ equity	64,918	61,630
Total liabilities and shareholders’ equity	$714,666	$711,101

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2018	2017	2016
INTEREST INCOME
Interest and fees on loans	$23,823	$19,243	$18,554
Interest and dividends on investment securities:
Taxable interest	2,118	2,098	2,026
Nontaxable interest	1,494	1,922	1,814
Dividends	152	131	117
Other interest income	162	98	44
Total interest and dividend income	27,749	23,492	22,555
INTEREST EXPENSE
Deposits	3,527	2,571	2,093
Short-term borrowings	6	7	7
Federal Home Loan Bank advances - short term	374	175	73
Federal Home Loan Bank advances - long term	287	299	633
Subordinated debt	189	138	112
Total interest expense	4,383	3,190	2,918
Net interest income	23,366	20,302	19,637
PROVISION FOR LOAN LOSSES (Note 3)	725	100	50
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,641	20,202	19,587
NON-INTEREST INCOME
Fees for customer services	2,273	2,241	2,103
Investment securities available-for-sale (losses) gains, net (Note 2)	(21)	7	466
Trading security losses, net (Note 2)	—	—	(47)
Mortgage banking gains, net	974	1,074	1,248
Earnings on bank-owned life insurance	1,869	1,203	328
Wealth management	39	35	95
Other real estate gains	—	170	13
Other non-interest income	558	436	391
Total non-interest income	5,692	5,166	4,597
NON-INTEREST EXPENSES
Salaries and employee benefits	10,260	10,631	10,169
Occupancy and equipment	2,232	2,331	2,151
State and local taxes	493	463	455
FDIC insurance	176	199	251
Professional fees	879	786	882
Advertising and marketing	322	478	527
Net losses from the extinguishment of debt	—	—	242
Data processing fees	250	251	250
Other operating expenses	3,471	3,462	3,259
Total non-interest expenses	18,083	18,601	18,186
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	10,250	6,767	5,998
Federal income tax expense (Note 10)	1,415	2,417	1,127
NET INCOME	$8,835	$4,350	$4,871
EARNINGS PER SHARE BASIC AND DILUTED (Note 1)	$2.03	$0.99	$1.11
CASH DIVIDENDS DECLARED PER SHARE	$0.49	$0.39	$0.28

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended December 31,
	2018	2017	2016
Net income	$8,835	$4,350	$4,871
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(2,426)	2,153	(3,719)
Tax effect	510	(733)	1,265
Reclassification adjustment for net losses (gains) realized in net income	21	(7)	(466)
Tax effect	(4)	3	158
Total securities available-for-sale	(1,899)	1,416	(2,762)
Change in post-retirement obligations	68	14	39
Total other comprehensive (loss) income	(1,831)	1,430	(2,723)
Total comprehensive income	$7,004	$5,780	$2,148

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2015	$23,641	$20,833	$17,851	$(238)	$(5,403)	$56,684
Net income	—	—	4,871	—	—	4,871
Other comprehensive loss	—	—	—	(2,723)	—	(2,723)
Cash dividend declared ($0.28 per share)	—	—	(1,237)	—	—	(1,237)
Equity compensation	—	45	—	—	30	75
Balance at December 31, 2016	23,641	20,878	21,485	(2,961)	(5,373)	57,670
Net income	—	—	4,350	—	—	4,350
Other comprehensive income	—	—	—	1,430	—	1,430
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	294	(294)	—	—
Cash dividend declared ($0.39 per share)	—	—	(1,726)	—	—	(1,726)
Treasury shares purchased (13,463 shares)	—	—	—	—	(247)	(247)
Equity compensation	—	50	—	—	103	153
Balance at December 31, 2017	23,641	20,928	24,403	(1,825)	(5,517)	61,630
Net income	—	—	8,835	—	—	8,835
Other comprehensive loss	—	—	—	(1,831)	—	(1,831)
Cash dividend declared ($0.49 per share)	—	—	(2,149)	—	—	(2,149)
Treasury shares purchased (82,637 shares)	—	—	—	—	(1,781)	(1,781)
Equity compensation	—	56	—	—	158	214
Balance at December 31, 2018	$23,641	$20,984	$31,089	$(3,656)	$(7,140)	$64,918

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2018	2017	2016
Net cash flow from operating activities
Net income	$8,835	$4,350	$4,871
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	2,315	2,735	2,770
Provision for loan losses	725	100	50
Investment securities available-for-sale losses (gains), net	21	(7)	(466)
Originations of mortgage banking loans held for sale	(45,813)	(51,730)	(61,003)
Proceeds from the sale of mortgage banking loans	48,527	54,578	61,730
Mortgage banking gains, net	(974)	(1,074)	(1,248)
Decrease in trading account	—	—	8,134
Earnings on bank-owned life insurance	(1,869)	(1,203)	(328)
Other real estate gains	—	(170)	(13)
Changes in:
Interest receivable	(62)	(152)	(401)
Interest payable	46	37	33
Deferred taxes	1,008	1,218	(129)
Equity compensation	214	143	75
Federal income tax receivable	(625)	(243)	281
Other assets and liabilities	786	551	(254)
Net cash flow from operating activities	13,134	9,133	14,102
Cash deficit from investing activities
Purchases of available-for-sale securities	(14,643)	(44,962)	(103,032)
Proceeds from sale of available-for-sale securities	21,418	44,801	50,862
Proceeds from call, maturity and principal payments on available-for-sale securities	12,173	17,255	21,203
Net increase in loans made to customers	(28,007)	(68,592)	(25,937)
Proceeds from sale of other real estate	—	650	121
Proceeds from bank-owned life insurance	3,808	1,829	280
Purchases of bank-owned life insurance	—	(900)	—
Contributions to partnership funds	(1,547)	(4,152)	(857)
Purchases of premises and equipment	(1,935)	(802)	(799)
Net cash deficit from investing activities	(8,733)	(54,873)	(58,159)
Cash flow from financing activities
Net increase in deposit accounts	18,568	46,001	43,446
Net change in short-term borrowings	(472)	(24)	203
Net change in Federal Home Loan Bank advances - short term	(20,000)	9,000	6,000
Proceeds from Federal Home Loan Bank advances - long term	8,000	12,000	2,000
Repayments of Federal Home Loan Bank advances - long term	(6,000)	(15,500)	(9,500)
Dividends paid	(2,149)	(1,726)	(1,237)
Treasury shares purchased	(1,781)	(237)	—
Net cash (deficit) flow from financing activities	(3,834)	49,514	40,912
Net change in cash and cash equivalents	567	3,774	(3,145)
Cash and cash equivalents
Beginning of period	19,125	15,351	18,496
End of period	$19,692	$19,125	$15,351
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$600	$1,050	$625
Interest	$4,339	$3,153	$2,885
Transfer of loans to other real estate owned	$—	$480	$47

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, CSB Mortgage Company, Inc. (dormant) and New Resources Leasing Co. (dormant). All significant intercompany balances and transactions have been eliminated.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

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

Per Share Amounts: Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. The common stock equivalents are derived from unvested restricted share awards.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The following table sets forth the computation of basic earnings per common share:

	Years ended December 31,
	2018	2017	2016
Net income (amounts in thousands)	$8,835	$4,350	$4,871
Weighted average common shares outstanding	4,357,760	4,407,254	4,406,005
Net effect of dilutive common share equivalents	6,474	4,220	1,264
Adjusted average shares outstanding - dilutive	$4,364,234	$4,411,474	$4,407,269
Basic earnings per share	$2.03	$0.99	$1.11
Dilutive earnings per share	$2.03	$0.99	$1.11

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

Revenue Recognition: Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods.

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

Gains (losses) on sale of other real estate owned – Gains and losses are recognized at the completion of the property sale when the buyer obtains control of the real estate and all of the performance obligations of Company have been satisfied. Evidence of the buyer obtaining control of the asset include transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, payment terms, and that the contract has a true commercial substance and that collection of amounts due from the buyer is reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted impacting the gain/loss and the carrying value of the asset

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows.

(Amounts in thousands)
Year Ended
December 31, 2018
Revenue stream
Service charges on deposit accounts:
Overdraft fees	$1,084
Service charges	408
Other fees	16
Fees, exchange, and other service charges	765
Non-interest income (in-scope of Topic 606)	2,273
Non-interest income (out-of-scope of Topic 606)	3,419
Total non-interest income	$5,692

Reclassifications: Certain items in the financial statements for 2017 and 2016 have been reclassified to conform to the 2018 presentation. Such reclassifications did not affect net income or shareholders’ equity.

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

The Company’s adoption of this standard during the reporting period had no effect on the Consolidated Financial Statements. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 9 to the financial statements. The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the December 31, 2018 disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in approximately $2 million, or less than 0.3%, increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases.  In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815).  The amendments in this Update permit use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.  For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12.  For public business entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted Update 2017-12.  This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - INVESTMENT SECURITIES

The following is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$9,242	$11	$251	$9,002
Obligations of states and political subdivisions	53,187	26	1,555	51,658
U.S. Government-sponsored mortgage-backed securities	59,070	—	2,483	56,587
U.S. Government-sponsored collateralized mortgage obligations	12,112	41	177	11,976
U.S. Government-guaranteed small business administration pools	7,978	—	278	7,700
Total investment securities available-for-sale	$141,589	$78	$4,744	$136,923
Federal Home Loan Bank (FHLB) stock	$2,355	$—	$—	$2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,581	$—	$—	$2,581

	(Amounts in thousands)
December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$3,344	$1	$140	$3,205
Obligations of states and political subdivisions	71,700	740	324	72,116
U.S. Government-sponsored mortgage-backed securities	69,066	6	1,404	67,668
U.S. Government-sponsored collateralized mortgage obligations	6,463	—	161	6,302
U.S. Government-guaranteed small business administration pools	9,911	—	256	9,655
Trust preferred securities	1,618	—	723	895
Total investment securities available-for-sale	$162,102	$747	$3,008	$159,841
Federal Home Loan Bank (FHLB) stock	$2,355	$—	$—	$2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,581	$—	$—	$2,581

Trading securities historically had been an investment in obligations of states and political subdivisions, government and agency bonds, short-term government bonds and included cash equivalent investments for trading liquidity. In the second quarter of 2016, management decided to cease its trading activities and liquidated the investments that were in the trading account. The current interest rate and economic environment mitigated the opportunities to generate revenues with a trading strategy. Both realized and unrealized gains and losses for the year ended December 31, 2016 are included in the Consolidated Statements of Income.

(Amounts in thousands)
2016
Unrealized gains	$—
Unrealized losses	—
Net unrealized gains	—
Net realized losses	(47)
Trading securities losses, net	$(47)

The amortized cost and fair value of debt securities at December 31, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	481	486
Due after five years through ten years	11,894	11,563
Due after ten years	58,032	56,311
Total	70,407	68,360
U.S. Government-sponsored mortgage-backed and related securities	71,182	68,563
Total investment securities available for sale	$141,589	$136,923

The following table sets forth the proceeds, gains and losses realized on securities sold or called for each of the years ended December 31:

	(Amounts in thousands)
	2018	2017	2016
Proceeds on securities sold	$21,418	$44,801	$50,862
Gross realized gains	123	524	725
Gross realized losses	144	517	259

Investment securities with a carrying value of approximately $55.1 million at December 31, 2018 and $105.0 million at December 31, 2017 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2018:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$3,280	$6	$2,755	$245	$6,035	$251
Obligations of states and political subdivisions	23,616	567	24,607	988	48,223	1,555
U.S. Government-sponsored mortgage-backed securities	1,598	18	54,989	2,465	56,587	2,483
U.S. Government-sponsored collateralized mortgage obligations	—	—	5,350	177	5,350	177
U.S. Government-guaranteed small business administration pools	—	—	7,700	278	7,700	278
Total	$28,494	$591	$95,401	$4,153	$123,895	$4,744

The above table represents 121 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2017:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$—	$—	$2,860	$140	$2,860	$140
Obligations of states and political subdivisions	7,430	24	18,066	300	25,496	324
U.S. Government-sponsored mortgage-backed securities	24,888	241	40,968	1,163	65,856	1,404
U.S. Government-sponsored collateralized mortgage obligations	—	—	6,302	161	6,302	161
U.S. Government-guaranteed small business administration pools	2,532	38	7,123	218	9,655	256
Trust preferred securities	—	—	895	723	895	723
Total	$34,850	$303	$76,214	$2,705	$111,064	$3,008

The above table represents 83 investment securities where the current value is less than the related amortized cost.

The unrealized losses at December 31, 2018 on the Company’s investments were caused by changes in market rates and related spreads. The significant increase in unrealized losses began in early 2018 as a direct result of the spike in interest rates immediately following the passage of the Tax Act. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

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

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities held.

	(Amounts in thousands)
	December 31,
	2018	2017	2016
Beginning balance	$140	$140	$140
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Sale of debt securities	(140)	—	—
Ending balance	$—	$140	$140

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

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	December 31,
	2018		2017
	Balance	%	Balance	%
Commercial	$112,440	21.9	$113,341	23.3
Commercial real estate	303,804	59.0	283,135	58.1
Residential real estate	69,845	13.6	62,071	12.7
Consumer - home equity	25,076	4.9	26,018	5.3
Consumer - other	3,227	0.6	2,925	0.6
Total loans	$514,392		$487,490

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

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Stable
Trends in volume and terms	Stable
Changes in lending policies and procedures	Stable
Experience, depth and ability of management, including loan review function	Stable
Economic trends, including valuation of underlying collateral	Increasing
Concentrations of credit	Decreasing

The following factors are analyzed and applied to loans internally graded with higher risk credit in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Stable
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

The provision charged to operations can be allocated to a loan classification either as a positive or negative value as a result of any material changes to: net charge-offs or recoveries which influence the historical allocation percentage, qualitative risk factors or loan balances.

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
December 31, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,591	$2,702	$117	$70	$98	$4,578
Loan charge-offs	(1,163)	—	—	—	(175)	(1,338)
Recoveries	—	166	3	5	59	233
Net loan recoveries (charge-offs)	(1,163)	166	3	5	(116)	(1,105)
Provision charged to operations	804	(454)	194	40	141	725
Balance at end of period	$1,232	$2,414	$314	$115	$123	$4,198

	(Amounts in thousands)
December 31, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,394	$3,072	$163	$150	$89	$4,868
Loan charge-offs	—	(654)	(14)	(26)	(146)	(840)
Recoveries	388	—	5	10	47	450
Net loan recoveries (charge-offs)	388	(654)	(9)	(16)	(99)	(390)
Provision charged to operations	(191)	284	(37)	(64)	108	100
Balance at end of period	$1,591	$2,702	$117	$70	$98	$4,578

	(Amounts in thousands)
December 31, 2016	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,977	$2,926	$153	$52	$86	$5,194
Loan charge-offs	—	(287)	(35)	(144)	(148)	(614)
Recoveries	117	35	2	23	61	238
Net loan recoveries (charge-offs)	117	(252)	(33)	(121)	(87)	(376)
Provision charged to operations	(700)	398	43	219	90	50
Balance at end of period	$1,394	$3,072	$163	$150	$89	$4,868

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date.

The following tables present a full breakdown by portfolio classification, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended December 31, 2018 and 2017:

	(Amounts in thousands)
December 31, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,232	2,414	314	115	123	4,198
Total ending allowance balance	$1,232	$2,414	$314	$115	$123	$4,198
Loan Portfolio:
Individually evaluated for impairment	$5,364	$4,340	$—	$—	$—	$9,704
Collectively evaluated for impairment	107,076	299,464	69,845	25,076	3,227	504,688
Total ending loan balance	$112,440	$303,804	$69,845	$25,076	$3,227	$514,392

	(Amounts in thousands)
December 31, 2017	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$625	$—	$—	$—	$—	$625
Collectively evaluated for impairment	966	2,702	117	70	98	3,953
Total ending allowance balance	$1,591	$2,702	$117	$70	$98	$4,578
Loan Portfolio:
Individually evaluated for impairment	$5,581	$4,664	$—	$—	$—	$10,245
Collectively evaluated for impairment	107,760	278,471	62,071	26,018	2,925	477,245
Total ending loan balance	$113,341	$283,135	$62,071	$26,018	$2,925	$487,490

The commercial charge-off in 2018 related to loans that were restructured with no principal forgiveness with a new borrowing relationship, but with a substantial concession in interest rate.  The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest.  The charged off amount of $1.1 million is recorded as a loan discount.  As loan payments are made, interest will be recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated to these loans at December 31, 2017.

The decrease in the provision for commercial real estate loans in 2018 is due mainly to a decrease in the concentration of credit factor. The recent segmentation of the commercial real estate loan portfolio into its five largest concentrations has resulted in lower allocations to those segments. The consumer-home equity and other household provisions remained fairly constant. The residential real estate provision increased relative to local economic factors. The amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off, which impacted home equity and consumer loans as well as commercial real estate loans. Along with the impact of classified loans, the amount of net charge-offs impacts the provision charged to operations for any category of loans.  Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the charge off to the allowance.

The following tables represent credit exposures by internally assigned grades for years ended December 31, 2018 and 2017, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following is a summary of credit quality indicators by internally assigned grade as of December 31, 2018 and 2017.

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2018
Pass	$94,316	$271,370
Special Mention	6,914	25,199
Substandard	11,210	7,235
Doubtful	—	—
Ending Balance	$112,440	$303,804

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2017
Pass	$100,436	$252,960
Special Mention	4,836	24,307
Substandard	8,069	5,868
Doubtful	—	—
Ending Balance	$113,341	$283,135

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

The following is a summary of consumer credit exposure as of December 31, 2018 and 2017.

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2018
Performing	$69,535	$24,956	$3,227
Nonperforming	310	120	—
Total	$69,845	$25,076	$3,227

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2017
Performing	$61,824	$25,889	$2,925
Nonperforming	247	129	—
Total	$62,071	$26,018	$2,925

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is recorded against interest income. Loans in foreclosure are considered nonperforming. At December 31, 2018, there were $288,000 of loans in the process of foreclosure.

The following is a summary of classes of loans on non-accrual status as of:

	(Amounts in thousands)
	December 31,
	2018	2017
Commercial	$1,291	$—
Commercial real estate	512	506
Residential real estate	310	247
Consumer:
Consumer - home equity	120	129
Consumer - other	—	—
Total	$2,233	$882

Gross income that should have been recorded in income on nonaccrual loans was $191,000, $57,000 and $160,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Actual interest included in income on these nonaccrual loans amounts to $42,000, $16,000 and $41,000 in 2018, 2017 and 2016, respectively.

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

There were no loans modified as TDRs during the years ended December 31, 2017 and 2016. The following presents, by class, information related to loans modified in a TDR during the period ended December 31, 2018.

	(Dollar amounts in thousands)
	December 31, 2018
	Number of contracts	Pre-modification recorded investment	Post- modification recorded investment	Increase in the allowance
Commercial	7	$5,373	$4,210	$—
Total restructured loans	7	$5,373	$4,210	$—
Subsequently defaulted	—	$—

The seven commercial loans were all to one new borrowing relationship.  The loans were restructured with no principal forgiveness, but with a substantial concession in interest rate.  The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest.  The charged off amount of $1.1 million is recorded as loan discount.  As loan payments are made, interest will be recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans.

The following is an aging analysis of the recorded investment of past due loans as of the periods ended December 31, 2018 and 2017:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2018
Commercial	$14	$—	$1,291	$1,305	$111,135	$112,440	$—
Commercial real estate	—	—	167	167	303,637	303,804	—
Residential real estate	36	182	257	475	69,370	69,845	—
Consumer:
Consumer - home equity	—	141	25	166	24,910	25,076	—
Consumer - other	17	—	—	17	3,210	3,227	—
Total	$67	$323	$1,740	$2,130	$512,262	$514,392	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2017
Commercial	$—	$—	$—	$—	$113,341	$113,341	$—
Commercial real estate	173	12	390	575	282,560	283,135	—
Residential real estate	240	29	216	485	61,586	62,071	—
Consumer:
Consumer - home equity	—	82	28	110	25,908	26,018	—
Consumer - other	15	—	—	15	2,910	2,925	—
Total	$428	$123	$634	$1,185	$486,305	$487,490	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at December 31, 2018 and 2017. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the years ended December 31, 2018, 2017 and 2016.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
With no related allowance recorded:
Commercial	$5,364	$6,411	$—
Commercial real estate	4,340	4,340	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	—	—	—
Total:
Commercial	$5,364	$6,411	$—
Commercial real estate	$4,340	$4,340	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2017
With no related allowance recorded:
Commercial	$65	$65	$—
Commercial real estate	4,664	4,742	—
With an allowance recorded:
Commercial	5,516	5,516	625
Commercial real estate	—	—	—
Total:
Commercial	$5,581	$5,581	$625
Commercial real estate	$4,664	$4,742	$—

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial	$4,231	$25
Commercial real estate	4,405	293
With an allowance recorded:
Commercial	911	46
Commercial real estate	—	—
Total:
Commercial	$5,142	$71
Commercial real estate	$4,405	$293

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Commercial	$85	$6
Commercial real estate	5,062	291
With an allowance recorded:
Commercial	460	—
Commercial real estate	527	—
Total:
Commercial	$545	$6
Commercial real estate	$5,589	$291

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Commercial	$146	$8
Commercial real estate	6,072	335
With an allowance recorded:
Commercial	279	—
Commercial real estate	1,209	85
Total:
Commercial	$425	$8
Commercial real estate	$7,281	$420

NOTE 4 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	(Amounts in thousands)
	December 31,
	2018	2017
Land	$2,984	$2,746
Premises	10,346	9,914
Equipment	10,760	9,711
Leasehold improvements	480	264
Total premises and equipment	24,570	22,635
Less accumulated depreciation	14,368	13,597
Net book value	$10,202	$9,038

Depreciation expense was $771,000 in 2018, $880,000 in 2017 and $835,000 in 2016.

NOTE 5 - DEPOSITS

The following is a summary of interest-bearing deposits:

	(Amounts in thousands)
	December 31,
	2018	2017
Demand	$54,901	$50,410
Money market	179,430	171,783
Savings	111,837	113,078
Time:
In denominations $250,000 or under	101,146	108,761
In denominations of over $250,000	20,219	18,528
Total	$467,533	$462,560

Stated maturities of time deposits were as follows:

(Amounts in thousands)
2018
2019	$67,197
2020	18,716
2021	16,135
2022	8,025
2023	5,987
2024 and beyond	5,305
Total	$121,365

The following is a summary of time deposits of $100,000 or more by remaining maturities:

	(Amounts in thousands)
	December 31, 2018
	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$8,647	$9,530	$18,177
Three to six months	6,377	1,151	7,528
Six to twelve months	6,058	2,034	8,092
One through five years	18,295	3,311	21,606
Over five years	1,650	539	2,189
Total	$41,027	$16,565	$57,592

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER SHORT-TERM BORROWINGS

The following is a summary of FHLB advances and other short-term borrowings:

		(Amounts in thousands)
		December 31,
	Weighted Average Interest Rate	2018	2017
FHLB advances - long-term:
Fixed rate payable and convertible fixed rate FHLB advances, with monthly interest payments:
Due in 2018		$—	$4,000
Due in 2019	1.60%	6,000	6,000
Due in 2020	2.04%	6,000	4,000
Due in 2021	2.65%	4,000	—
Total FHLB advances - long-term	2.03%	16,000	14,000
FHLB advances - short-term:
Short-term	2.47%	8,000	12,000
Cash management	2.46%	4,000	20,000
Total FHLB advances - short-term	2.47%	12,000	32,000
Total FHLB advances	2.22%	28,000	46,000
Other short-term borrowings:
Securities sold under repurchase agreements	0.34%	2,206	2,678
Total FHLB advances and other short-term borrowings	2.08%	$30,206	$48,678

The following is a summary of FHLB advances – short term:

	(Amounts in thousands)
	2018	2017	2016
Average balance during the year	$18,899	$16,917	$13,550
Average interest rate during the year	1.98%	1.03%	0.54%
Maximum month-end balance during the year	$30,000	$32,000	$23,000
Weighted average interest rate at year end	2.47%	1.38%	0.59%

At December 31, 2018, FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.4 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $71.6 million, $7.0 million in mortgage-backed securities and $3.8 million in U.S. Government-guaranteed small business administration pools. In comparison, in the prior year FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.4 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $64.7 million, $19.8 million in mortgage-backed securities and $9.7 million in U.S. Government-guaranteed small business administration pools. Maximum borrowing capacities from FHLB totaled $55.3 million and $57.0 million at December 31, 2018 and 2017, respectively.

At both December 31, 2018 and 2017, there were no FHLB fixed rate advances that were putable on or after certain specified dates at the option of the FHLB.

The following is a summary of other short-term borrowings:

	(Amounts in thousands)
	2018	2017	2016
Average balance during the year	$1,679	$2,018	$2,249
Average interest rate during the year	0.33%	0.33%	0.31%
Maximum month-end balance during the year	$2,206	$2,678	$3,608
Weighted average interest rate at year end	0.34%	0.34%	0.33%

Securities sold under repurchase agreements represent arrangements the Bank has entered into with certain deposit customers within its local market areas. These borrowings are collateralized with securities. At December 31, 2018 and 2017, securities allocated for this purpose, owned by the Bank and held in safekeeping accounts at independent correspondent banks, amounted to $3.1 million and $3.4 million, respectively.

The following table provides additional detail regarding other short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At December 31, 2018	At December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$3,066	$3,414
Total collateral carrying value	$3,066	$3,414
Total short-term borrowings	$2,206	$2,678

NOTE 7 - SUBORDINATED DEBT

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at December 31, 2018 and 2017 were 4.24% and 3.04%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Bank occupies office facilities under operating leases extending to 2028. Most of these leases contain an option to renew at the then fair rental value for periods of five and ten years. These options enable the Bank to retain use of facilities in desirable operating areas. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Rental and lease expense was $184,000 for 2018, $230,000 for 2017 and $183,000 for 2016.

The following is a summary of remaining future minimum lease payments under current non-cancelable operating leases for office facilities:

(Amounts in thousands)
Years ending:
December 31, 2019	$177
December 31, 2020	169
December 31, 2021	116
December 31, 2022	54
December 31, 2023	44
Later years	117
Total	$677

At December 31, 2018, the Bank was required to maintain aggregate cash reserves amounting to $6.8 million in order to satisfy federal regulatory requirements. The reserves are held in useable vault cash and interest-earning balances at the Federal Reserve Bank of Cleveland.

The Bank grants commercial and industrial loans, commercial and residential mortgage loans, and consumer loans to customers in Northeastern Ohio and Western Pennsylvania. Although the Bank has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions. Approximately 0.28% of total loans are unsecured at December 31, 2018 and approximately 0.30% at December 31 2017.

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

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	December 31,
	2018	2017
Commitments to extend credit:
Fixed rate	$31,225	$32,749
Variable rate	74,050	60,508
Standby letters of credit	3,455	3,600

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	December 31,
	2018	2017
Overdraft protection available on depositors' accounts	$8,708	$9,637
Balance of overdrafts included in loans	116	103
Average daily balance of overdrafts	104	115
Average daily balance of overdrafts as a percentage of available	1.19%	1.19%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2018, based upon the swap contract values, it was not necessary for any collateral to be pledged on the interest rate swap, compared to December 31, 2017 where the company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third-party financial institution with a fair value $1.4 million.

Summary information regarding these derivatives is presented below:

		(Amounts in thousands)
	Notional Amount				Fair Value
	December 31,				December 31,
	2018	2017	Interest Rate Paid	Interest Rate Received	2018	2017
Customer interest rate swap
Maturing in 2020	$2,410	$2,504	1 Mo. Libor + Margin	Fixed	$(30)	$(16)
Maturing in 2025	4,930	5,288	1 Mo. Libor + Margin	Fixed	(28)	36
Maturing in 2026	1,946	2,064	1 Mo. Libor + Margin	Fixed	(64)	(44)
Maturing in 2027	13,790	14,197	1 Mo. Libor + Margin	Fixed	(54)	209
Maturing in 2028	6,395	—	1 Mo. Libor + Margin	Fixed	268	—
Total	$29,471	$24,053			$92	$185
Third party interest rate swap
Maturing in 2020	$2,410	$2,504	Fixed	1 Mo. Libor + Margin	$30	$16
Maturing in 2025	4,930	5,288	Fixed	1 Mo. Libor + Margin	28	(36)
Maturing in 2026	1,946	2,064	Fixed	1 Mo. Libor + Margin	64	44
Maturing in 2027	13,790	14,197	Fixed	1 Mo. Libor + Margin	54	(209)
Maturing in 2028	6,395	—	Fixed	1 Mo. Libor + Margin	(268)	—
Total	$29,471	$24,053			$(92)	$(185)

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2018
Interest rate derivatives	Other assets	$92	Other liabilities	$92
December 31, 2017
Interest rate derivatives	Other assets	$185	Other liabilities	$185

NOTE 9 – BENEFIT PLANS

The Bank has a contributory defined contribution retirement plan (401(k) plan) which covers substantially all employees. Total expense under the plan was $337,000 for 2018, $361,000 for 2017 and $349,000 for 2016. The Bank matches participants’ voluntary contributions up to 5% of gross pay. Participants were able to make voluntary contributions to the plan up to a maximum of $18,000 with an additional $6,000 catch-up deferral for plan participants over the age of 50. The Bank makes bi-weekly contributions to this plan equal to amounts accrued for plan expense.

The Company provides supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10,000 annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrues the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2018, the accumulated liability for these benefits totaled $3.5 million, with $2.9 million accrued for the officers’ plan and $600,000 for the directors’ plan.

The following table reconciles the accumulated liability for the benefit obligation of these agreements:

	(Amounts in thousands)
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$3,182	$2,957	$2,760
Benefit expense	445	387	359
Benefit payments	(162)	(162)	(162)
Ending balance	$3,465	$3,182	$2,957

Supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. The benefit expense, as specified in the agreements for the entire year 2019, is expected to be approximately $352,000. The benefits expected to be paid in the next year are approximately $164,000.

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

	(Amounts in thousands)
	December 31,
	2018	2017	2016
Beginning balance	$876	$840	$856
Expense recorded	23	50	23
Other comprehensive income recorded	(68)	(14)	(39)
Ending balance	$831	$876	$840

NOTE 10 - FEDERAL INCOME TAXES

With the passage of the Tax Cuts and Jobs Act (“Tax Act”), tax law for corporations had several material changes effective beginning in 2018.  The most significant change is the reduction in the corporate tax rate from 34% to 21%.  Because this reduced rate was signed into law in December 2017, generally accepted accounting principles required recognition of the lower rate on the Company’s deferred tax position as of December 31, 2017.  As the Company is in a net deferred tax asset position, the reduction of this benefit resulted in a $1.2 million additional charge to Federal Income Tax expense in the Company’s 2017 Consolidated Statements of Income.

The composition of income tax expense is as follows:

	(Amounts in thousands)
	Years Ended December 31,
	2018	2017	2016
Current	$407	$1,199	$1,256
Deferred	1,008	(28)	(129)
Change in corporate tax rate	—	1,246	—
Total	$1,415	$2,417	$1,127

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $28,000 was established in 2018 to offset in its entirety capital losses.  For years subsequent to 2017, the ability to carry back taxes paid in previous years has been eliminated by the Tax Act.

The following is a summary of net deferred taxes included in other assets:

	(Amounts in thousands)
	December 31,
	2018	2017
Gross deferred tax assets:
Allowance for loan and other real estate losses	$882	$961
Deferred loan origination cost - net	232	234
Impairment loss on securities	—	29
Deferred compensation	727	668
Capital loss carryforward	28	—
AMT credit carryforward	—	904
Unrealized loss on available-for-sale securities	980	475
Other items	390	333
Total gross deferred tax assets	3,239	3,604
Valuation allowance	(28)	—
Total net deferred tax assets	3,211	3,604
Gross deferred tax liabilities:
Premises and equipment	(477)	(362)
Other items	(320)	(325)
Total net deferred tax liabilities	(797)	(687)
Net deferred tax asset	$2,414	$2,917

The Company had a deferred tax asset of $904,000 for unused credits related to Alternative Minimum Taxes (AMT) as of December 31, 2017. The Tax Act eliminated the AMT for corporations beginning in 2018. After applying the allowable credits in 2018, the remaining unused credits of $59,000 related to AMT have been reclassed to a receivable in other assets.

The following is a reconciliation of the valuation allowance for net deferred tax assets:

	(Amounts in thousands)
	December 31,
	2018	2017
Valuation allowance at beginning of year	$—	$—
Capital loss carryover	28	—
Valuation allowance at end of year	$28	$—

The following is a reconciliation between tax expense using the statutory tax rate of 21% for 2018 and 34% for 2017 and 2016 and the income tax provision:

	(Amounts in thousands)
	Years Ended December 31,
	2018	2017	2016
Statutory tax expense	$2,153	$2,301	$2,039
Tax effect of non-taxable interest income	(319)	(663)	(628)
Tax effect of earnings on bank-owned life insurance-net	(403)	(414)	(112)
Tax effect of deferred tax valuation (reversal) provision	28	—	(94)
Change in corporate tax rate (1)	—	1,246	—
Tax effect of low-income housing credits	(140)	(149)	(142)
Tax effect of non-deductible expenses	96	96	64
Federal income tax expense	$1,415	$2,417	$1,127

(1)  The tax act lowers the base corporate tax rate from 35% to 21% which was applied to the existing deferred tax balance.

The related income tax (benefit) expense on investment securities gains amounted to $(4,000) for 2018, $3,000 for 2017 and $142,000 for 2016 and is included in the federal income tax expense.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The provision also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. There were no significant unrecognized tax benefits at December 31, 2018 and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months. No interest or penalties were incurred for income taxes which would have been recorded as a component of income tax expense.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company’s federal and state income tax returns for taxable years through 2014 have been closed for purposes of examination by the Internal Revenue Service and the Ohio Department of Revenue.

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2018 Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$9,002	$—	$9,002	$—
Obligations of states and political subdivisions	51,658	—	51,658	—
U.S. Government-sponsored mortgage-backed securities	56,587	—	56,587	—
U.S. Government-sponsored collateralized mortgage obligations	11,976	—	11,976	—
U.S. Government-guaranteed small business administration pools	7,700	—	7,700	—
Loans held for sale	1,040	1,040	—	—
Interest rate derivatives	92	—	92	—
LIABILITIES
Interest rate derivatives	$92	$—	$92	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2017 Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$3,205	$—	$3,205	$—
Obligations of states and political subdivisions	72,116	—	72,116	—
U.S. Government-sponsored mortgage-backed securities	67,668	—	67,668	—
U.S. Government-sponsored collateralized mortgage obligations	6,302	—	6,302	—
U.S. Government-guaranteed small business administration pools	9,655	—	9,655	—
Trust preferred securities	895	—	—	895
Loans held for sale	2,780	2,780	—	—
Interest rate derivatives	185	—	185	—
LIABILITIES
Interest rate derivatives	$185	$—	$185	$—

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2018, 2017 and 2016. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	December 31,
	2018	2017	2016
	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$895	$825	$778
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—	—
Other comprehensive income	723	72	67
Discount accretion (premium amortization)	—	—	—
Sales	(1,618)	—	—
Purchases, issuance, and settlements	—	(2)	(20)
Ending balance	$—	$895	$825
Losses included in net income for the period relating to assets held at period end	$—	$—	$—

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

The following table details the breakdown of trust preferred securities for the periods indicated:

(Dollar amounts in thousands)
December 31,
2017
Total number of trust preferred securities	2
Par value	$1,939
Number not considered OTTI	1
Par value	$903
Number considered OTTI	1
Par value	$1,036
Life-to-date impairment recognized in earnings	$140
Life-to-date impairment recognized in other comprehensive income	723
Total life-to-date impairment	$863

The following table details the one debt security with other-than-temporary impairment, its credit rating at December 31, 2017 and the related losses recognized in earnings:

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

The market for these securities at December 31, 2017 was not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as new issuance is essentially nonexistent. There are currently very few market participants who are willing and/or able to transact for these securities. The pooled market value for these securities remains very depressed relative to historical levels. Although there has been marked improvement in the credit spread premium in the corporate bond space, little improvement has been noted in the market for trust preferred securities.

Given conditions in the current debt markets and the absence of observable transactions in the secondary and the new issue markets, the Company determined the following:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value;
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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2017, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. There were no impaired loans carried at fair value in 2018.

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

Such techniques and assumptions, as they apply to individual categories of the financial instruments, are as follows:

Investment securities available for sale – Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on trust preferred securities were calculated using a discounted cash-flow technique. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$19,692	$19,692	$—	$—	$19,692
Investment securities available-for-sale	136,923	—	136,923	—	136,923
Loans held for sale	1,040	1,040	—	—	1,040
Loans	510,194	—	—	513,103	513,103
Bank-owned life insurance	15,711	15,711	—	—	15,711
Accrued interest receivable	2,255	2,255	—	—	2,255
Interest rate derivatives	92	—	92	—	92
LIABILITIES:
Demand, savings and money market deposits	$483,054	$483,054	$—	$—	$483,054
Time deposits	121,365	—	—	122,295	122,295
Short-term borrowings	2,206	2,206	—	—	2,206
Federal Home Loan Bank advances - short term	12,000	—	—	11,987	11,987
Federal Home Loan Bank advances - long term	16,000	—	—	15,880	15,880
Subordinated debt	5,155	—	—	4,620	4,620
Accrued interest payable	371	371	—	—	371
Interest rate derivatives	92	—	92	—	92

	(Amounts in thousands)
	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$19,125	$19,125	$—	$—	$19,125
Investment securities available-for-sale	159,841	—	158,946	895	159,841
Loans held for sale	2,780	2,780	—	—	2,780
Loans	482,912	—	—	486,230	486,230
Bank-owned life insurance	17,650	17,650	—	—	17,650
Accrued interest receivable	2,193	2,193	—	—	2,193
Interest rate derivatives	185	—	185	—	185
LIABILITIES:
Demand, savings and money market deposits	$458,562	$458,562	$—	$—	$458,562
Time deposits	127,289	—	—	128,624	128,624
Short-term borrowings	2,678	2,678	—	—	2,678
Federal Home Loan Bank advances - short term	32,000	—	—	31,982	31,982
Federal Home Loan Bank advances - long term	14,000	—	—	13,880	13,880
Subordinated debt	5,155	—	—	4,785	4,785
Accrued interest payable	325	325	—	—	325
Interest rate derivatives	185	—	185	—	185

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

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive loss or income by component net of tax for the years ended December 31, 2018, 2017 and 2016.

	(Amounts in thousands)
	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)
Balance as of December 31, 2015	$(147)	$(91)
Other comprehensive (loss) income before reclassification	(2,454)	39
Amount reclassified from accumulated other comprehensive loss	(308)	—
Total other comprehensive income	(2,762)	39
Balance as of December 31, 2016	$(2,909)	$(52)
Other comprehensive income before reclassification	1,420	14
Reclassification of certain income tax effects from accumulated other comprehensive income	(294)	—
Amount reclassified from accumulated other comprehensive loss	(4)	—
Total other comprehensive income	1,122	14
Balance as of December 31, 2017	$(1,787)	$(38)
Other comprehensive (loss) income before reclassification	(1,916)	68
Amount reclassified from accumulated other comprehensive loss	17	—
Total other comprehensive (loss) income	(1,899)	68
Balance as of December 31, 2018	$(3,686)	$30

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss or income for the years ended December 31, 2018, 2017 and 2016.

	(Amounts in thousands)
	December 31,
	2018	2017	2016
	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive loss (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available-for-sale securities	$(21)	$7	$466	Investment securities available-for-sale (losses) gains, net
	4	(3)	(158)	Federal income tax expense
	$(17)	$4	$308

(a)	Amounts in parentheses indicate debits to net income.

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

At December 31, 2018 and December 31, 2017, actual capital levels and minimum required levels for the Company, if it were not covered by the Small Bank Holding Company Policy, were:

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes
December 31, 2018	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)	$68,574	12.01%	$25,700	4.5%
Tier 1 capital (to risk-weighted assets)	73,574	12.88%	34,267	6.0%
Total capital (to risk-weighted assets)	77,856	13.63%	45,689	8.0%
Tier 1 capital (to average assets)	73,574	10.72%	27,452	4.0%

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes
December 31, 2017	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)	$63,455	11.97%	$23,864	4.5%
Tier 1 capital (to risk-weighted assets)	68,455	12.91%	31,819	6.0%
Total capital (to risk-weighted assets)	73,116	13.79%	42,425	8.0%
Tier 1 capital (to average assets)	68,455	10.77%	25,416	4.0%

$5.0 million of trust preferred securities outstanding at December 31, 2018 and December 31, 2017, respectively, qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank met all capital requirements to be categorized as "well capitalized" at December 31, 2018 and December 31, 2017.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with whom they are affiliated were loan customers during 2018. The following is an analysis of such loans:

(Amounts in thousands)
Total related-party loans at December 31, 2017	$4,230
New related-party loans	2,997
Repayments or other	(2,765)
Total related-party loans at December 31, 2018	$4,462

Deposit balances of executive officers, directors, and their affiliates at December 31, 2018 and 2017 were $8.4 million and $7.6 million, respectively.

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

BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2018	2017
ASSETS
Cash	$240	$261
Investment in bank subsidiary	61,272	58,028
Subordinated note from subsidiary bank	6,000	6,000
Other assets	3,538	3,489
Total assets	$71,050	$67,778
LIABILITIES
Other liabilities	$977	$993
Subordinated debt (Note 7)	5,155	5,155
Total liabilities	6,132	6,148
SHAREHOLDERS’ EQUITY
Common stock	23,641	23,641
Additional paid-in capital	20,984	20,928
Retained earnings	31,089	24,403
Accumulated other comprehensive loss	(3,656)	(1,825)
Treasury stock	(7,140)	(5,517)
Total shareholders’ equity	64,918	61,630
Total liabilities & shareholders’ equity	$71,050	$67,778

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years ended December 31,
	2018	2017	2016
Dividends from bank subsidiary	$4,150	$1,900	$1,400
Interest and dividend income	213	153	121
Other income	56	58	60
Interest on subordinated debt	(189)	(138)	(112)
Other expenses	(606)	(568)	(497)
Income before income tax and equity in undistributed earnings of subsidiaries	3,624	1,405	972
Income tax benefit	136	106	265
Equity in undistributed earnings of subsidiaries	5,075	2,839	3,634
Net income	$8,835	$4,350	$4,871
Comprehensive income	$7,004	$5,780	$2,148

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net income	$8,835	$4,350	$4,871
Adjustments to reconcile net income to net cash flow from operating activities:
Equity in undistributed earnings of subsidiaries	(5,075)	(2,839)	(3,634)
Deferred tax benefit	(13)	62	(15)
Equity compensation	214	143	75
Change in other assets and liabilities	(52)	188	138
Net cash flow from operating activities	3,909	1,904	1,435
Cash deficit from financing activities
Dividends paid	(2,149)	(1,726)	(1,237)
Treasury shares purchased	(1,781)	(237)	—
Net cash deficit from financing activities	(3,930)	(1,963)	(1,237)
Net change in cash	(21)	(59)	198
Cash
Beginning of year	261	320	122
End of year	$240	$261	$320

NOTE 16 - DIVIDEND RESTRICTIONS

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2019 is $8.2 million plus 2019 profits retained up to the date of the dividend declaration.

NOTE 17 – LITIGATION

The Bank is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

NOTE 18 – STOCK REPURCHASE PROGRAM

On January 26, 2016, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,404,783 shares outstanding at January 26, 2016, of the Company’s outstanding common stock. This program terminated on December 31, 2016. The Company did not purchase any shares under this program. On January 24, 2017, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,055 shares outstanding at January 24, 2017, of the Company’s outstanding common stock. This program terminated on December 31, 2017. The Company purchased 12,863 shares under this program. On January 23, 2018, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,136 shares outstanding at January 23, 2018, of the Company’s outstanding common stock. On May 22, 2018 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the January 23, 2018 plan by 200,000 shares bringing the total to 300,000 shares authorized. This program terminated on December 31, 2018.  The Company purchased 80,944 shares under this program. On December 18, 2018, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 300,000 shares, or approximately 6.9% of the 4,349,624 outstanding shares of common stock at December 18, 2018. This program will terminate on December 31, 2019, or upon purchase of 300,000 shares if earlier or at any time without prior notice. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on December 31, 2018, the remaining authorization to repurchase the stock for the program is approximately $6.2 million.

NOTE 19 – EQUITY COMPENSATION

During 2015, the Company, created the 2015 Omnibus Equity Plan and The Director Equity Plan.

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. There were 12,593 restricted Board approved shares granted under the plan in calendar 2018 and 12,976 restricted Board approved shares granted under the plan in calendar 2017. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In 2018 and 2017, compensation expense of $192,000 and $123,000, respectively, was recorded in the Consolidated Statements of Income. As of December 31, 2018, there was $310,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan vest in equal thirds on the first three anniversaries of the award date if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over 17 months, which is the remainder of the three-year tiered vesting period.

Granted shares are awarded upon meeting achievement of performance objectives derived from one or more of the performance criteria. The main metrics used for the periods presented were three-year earnings per share growth and three-year total shareholder return each ranked versus a peer group.

The following is the activity under the Omnibus Equity Plan during the period ended December 31, 2018:

	Restricted Stock Units
	Units	Price at Grant Date
Nonvested at January 1, 2018	20,814	$17.02
Granted	12,593	22.01
Vested	(8,359)	16.71
Forfeited	(1,457)	18.92
Nonvested at December 31, 2018	23,591	$19.68

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 989 Board approved shares granted under the plan in April 2018 with immediate vesting, and 1,656 Board approved shares granted under the plan in March 2017 with immediate vesting.  In 2018 and 2017, expense of $22,000 and $30,000 was recorded in the Consolidated Statements of Income, respectively.

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

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2018 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

S.R. Snodgrass, P.C., the Company’s registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2018.  The audit report by S.R. Snodgrass, P.C. is located in Item 8 of this report.

Item 9B. Other Information – Not applicable.

PART III

Item l0. Directors, Executive Officers and Corporate Governance

Information relating to this item will be set forth in the Company’s definitive proxy statement to be filed on or about March 8, 2019 in connection with the Annual Meeting of Shareholders to be held May 2, 2019 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees,” “Continuing Directors,” “The Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information relating to executive officers of the Company is set forth in Part I of this Form 10-K.

Item ll. Executive Compensation

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Director Compensation in 2018.”

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

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	8-K	3.2	05/30/17

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation as referenced in Exhibit 3.1	10-K(1)	4.1	03/16/06

	and the Code of Regulations as referenced in Exhibit 3.2	8-K	4.1	05/30/17

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.17	12/28/18

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.19	12/28/18

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of December 28, 2018	8-K	10.23	12/28/18

*10.24	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.24	12/28/18

*10.25	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of December 28, 2018	8-K	10.25	12/28/18

*10.26	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.26	12/28/18

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Amended Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of December 28, 2018	8-K	10.31.3	12/28/18

10.32	[Reserved]

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

10.33	[Reserved]

*10.34	Amended Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of December 28, 2018	8-K	10.34	12/28/18

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	08/03/15

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	10-Q	10.36.3	08/11/15

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

10.37.2	2015 Director Equity Plan Restricted Stock Award Agreement	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 1 of Financial Statements

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel – Consent of independent registered public accounting firm				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

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

CORTLAND BANCORP
Date: March 7, 2019	By:	/s/ James M. Gasior
James M. Gasior
President, Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy K. Woofter	Director and Chairman of the Board	March 7, 2019
Timothy K. Woofter		Date

/s/ Thomas P. Perciak	Director and Vice Chairman of the Board	March 7, 2019
Thomas P. Perciak		Date

/s/ James M. Gasior	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
James M. Gasior		Date

/s/ Timothy Carney	Director	March 7, 2019
Timothy Carney		Date

/s/ David C. Cole	Director	March 7, 2019
David C. Cole		Date

/s/ J. Martin Erbaugh	Director	March 7, 2019
J. Martin Erbaugh		Date

/s/ James E. Hoffman, III	Director	March 7, 2019
James E. Hoffman, III		Date

/s/ Neil J. Kaback	Director	March 7, 2019
Neil J. Kaback		Date

/s/ Joseph E. Koch	Director	March 7, 2019
Joseph E. Koch		Date

/s/ Joseph P. Langhenry	Director	March 7, 2019
Joseph P. Langhenry		Date

/s/ Richard B. Thompson	Director	March 7, 2019
Richard B. Thompson		Date

/s/ Anthony R. Vross	Director	March 7, 2019
Anthony R. Vross		Date

/s/ David J. Lucido	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2019
David J. Lucido		Date

CORTLAND BANCORP AND

THE CORTLAND SAVINGS AND BANKING COMPANY

BOARD OF DIRECTORS

TIMOTHY K. WOOFTER Chairman of the Board President and Chief Executive Officer, Stan-Wade Metal Products Tank Manufacturer and Oil Equipment Distributor	THOMAS P. PERCIAK Vice Chairman of the Board Mayor, Strongsville, OH Government
JAMES M. GASIOR President and Chief Executive Officer Cortland Bancorp and The Cortland Savings and Banking Company	TIMOTHY CARNEY Executive Vice President and Chief Operating Officer Cortland Bancorp and The Cortland Savings and Banking Company
ANTHONY R. VROSS Executive, Simon Roofing Commercial Roofing and Industrial Roof Maintenance	JOSEPH E. KOCH President, Joe Koch Construction Homebuilding, Developing and Remodeling Company
DAVID C. COLE Partner and President, Cole Valley Motor Company Automobile Dealership	JOSEPH P. LANGHENRY Managing Principal, Langhenry Venture Partners Investment Firm
J. MARTIN ERBAUGH President, JM Erbaugh Co. Investment Firm	NEIL J. KABACK Vice President, Cohen & Company, Ltd. Accounting Firm
JAMES E. HOFFMAN, III Attorney, Hoffman and Walker Law Firm	RICHARD B. THOMPSON Executive, Therm-O-Link, Inc. Electrical Wire and Cable Manufacturer

DIRECTOR EMERITUS

K. RAY MAHAN

CORTLAND BANCORP

EXECUTIVE OFFICERS

JAMES M. GASIOR

President and Chief Executive Officer

TIMOTHY CARNEY

Executive Vice President and Chief Operating Officer

DAVID J. LUCIDO

Senior Vice President and Chief Financial Officer

STANLEY P. FERET

Senior Vice President and Chief Lending Officer

THE CORTLAND SAVINGS AND BANKING COMPANY

OFFICERS

JAMES M. GASIOR President and Chief Executive Officer	DAVID J. LUCIDO Senior Vice President and Chief Financial Officer

TIMOTHY CARNEY Executive Vice President and Chief Operating Officer	STANLEY P. FERET Senior Vice President and Chief Lending Officer

JOSEPH G. JOHNSON Senior Vice President Credit Administration Officer	MICHAEL LIPKE Senior Vice President Special Assets/Loan Review

ROCCO PAGE Senior Vice President Mortgage Sales Manager	JULIANNA BEGALLA Vice President Marketing and Communications Officer

MARK CHUEY Vice President Retail Mortgage Banking Officer	J. MICHAEL BRAINARD Vice President Commercial Banking Officer

DEBORAH L. EAZOR Vice President Operations Manager	NICOLE WHITSEL Vice President Risk Manager/Compliance

JOAN M. FRANGIAMORE Vice President Controller	KEITH MROZEK Vice President Special Assets and Loan Review

MELANIE CHRISTIE Vice President BSA/Compliance Officer/Director of Security	JOHN HEWITT Vice President Senior Credit Analyst

KAREN JINDRA Vice President Retail Mortgage Banking Officer	MICHAEL KANE Assistant Vice President Private Bank Officer/Hudson

KEITH STINSON Vice President Retail Mortgage Banking Officer	MICHELLE REILLY Vice President, Assistant Treasurer Mortgage Banking/ Funds Management

PETER OPPERMAN Vice President Private Bank Officer/Summit County	BARBARA R. SANDROCK Vice President Information Systems Manager

MARK E. TAYLOR Vice President Commercial Banking Officer	KAREN SHARP Vice President Mortgage Manager/Fairlawn

JACQUELINE TREHARNE Vice President Mortgage Operations Manager	MICHAEL BANISH Vice President Treasury Management Sales Officer

HEATHER J. BOWSER Assistant Vice President Collection Officer	CARRIE STACKHOUSE Vice President Commercial Banking Officer

BRENT MARAKAS Assistant Vice President Commercial Banking Portfolio Manager	JANET K. HOUSER Assistant Vice President Electronic Banking Specialist

STEPHEN LOWRY Assistant Vice President Commercial Banking Portfolio Manager	DARLENE MACK Assistant Vice President Human Resources Manager

SHIRLEY A. WADE Assistant Vice President Executive Secretary	JAMES E. WELLINGTON Vice President Retail Mortgage Banking Officer

NATHANIEL J. MARSHALL Vice President Manager of Consumer and Private Bank Services	STANLEY MAGIELSKI Vice President Senior Commercial Banking Officer/Mahoning Valley Team Lead