Form 10-Q
period 2019-06-30
CORTLAND BANCORP INC
filed 2019-08-08
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,378,723 Shares August 1, 2019

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$7,026	$11,333
Interest-earning deposits	17,213	8,359
Total cash and cash equivalents	24,239	19,692
Investment securities available-for-sale (Note 3)	136,236	136,923
Regulatory stock (Note 3)	2,835	2,581
Loans held for sale	5,676	1,040
Total loans (Note 4)	477,946	514,392
Less allowance for loan losses (Note 4)	(4,485)	(4,198)
Net loans	473,461	510,194
Premises and equipment	11,225	10,202
Bank-owned life insurance	15,518	15,711
Other assets	21,493	18,323
Total assets	$690,683	$714,666

LIABILITIES
Noninterest-bearing deposits	$144,578	$136,886
Interest-bearing deposits	432,336	467,533
Total deposits	576,914	604,419
Securities sold under agreements to repurchase (Note 13)	1,675	2,206
Federal Home Loan Bank advances - short term	6,000	12,000
Federal Home Loan Bank advances - long term	16,000	16,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	13,775	9,968
Total liabilities	619,519	649,748

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2019 and 2018; outstanding shares, 4,378,723 in 2019 and 4,349,624 in 2018	23,641	23,641
Additional paid-in capital	21,027	20,984
Retained earnings	33,345	31,089
Accumulated other comprehensive loss (Note 10)	(139)	(3,656)
Treasury stock, at cost, 349,544 shares in 2019 and 378,643 in 2018	(6,710)	(7,140)
Total shareholders’ equity	71,164	64,918
Total liabilities and shareholders’ equity	$690,683	$714,666

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,410	$5,739	$12,993	$11,327
Interest and dividends on investment securities:
Taxable interest	498	539	1,058	1,031
Nontaxable interest	368	356	721	785
Dividends	38	40	74	74
Other interest income	87	53	145	81
Total interest and dividend income	7,401	6,727	14,991	13,298
INTEREST EXPENSE
Deposits	1,208	850	2,369	1,639
Securities sold under agreements to repurchase	2	2	3	3
Federal Home Loan Bank advances - short term	42	54	111	145
Federal Home Loan Bank advances - long term	94	66	175	124
Subordinated debt	53	48	107	88
Total interest expense	1,399	1,020	2,765	1,999
Net interest income	6,002	5,707	12,226	11,299
PROVISION FOR LOAN LOSSES	180	75	355	575
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,822	5,632	11,871	10,724
NON-INTEREST INCOME
Fees for customer services	560	584	1,084	1,126
Investment securities available-for-sale losses, net	(44)	(41)	(44)	(21)
Mortgage banking gains, net	344	261	681	499
Earnings on bank-owned life insurance	79	1,631	210	1,708
Other non-interest income	113	142	325	277
Total non-interest income	1,052	2,577	2,256	3,589
NON-INTEREST EXPENSES
Salaries and employee benefits	3,070	2,617	5,814	5,067
Occupancy and equipment	582	550	1,155	1,147
State and local taxes	131	125	259	250
FDIC insurance	77	44	115	88
Professional fees	262	209	468	398
Advertising and marketing	103	89	198	163
Data processing fees	83	64	143	127
Other operating expenses	1,031	887	1,939	1,671
Total non-interest expenses	5,339	4,585	10,091	8,911
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,535	3,624	4,036	5,402
Federal income tax expense	207	322	603	563
NET INCOME	$1,328	$3,302	$3,433	$4,839
EARNINGS PER SHARE BASIC AND DILUTED	$0.30	$0.75	$0.79	$1.10
CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.11	$0.27	$0.22

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Net income	$1,328	$3,302	$3,433	$4,839
Other comprehensive income (loss) :
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	2,021	(83)	4,390	(3,049)
Tax effect	(424)	16	(922)	641
Reclassification adjustment for net losses realized in net income	44	41	44	21
Tax effect	(9)	(8)	(9)	(4)
Total securities available-for-sale	1,632	(34)	3,503	(2,391)
Change in post-retirement obligations	7	111	14	103
Total other comprehensive income (loss)	1,639	77	3,517	(2,288)
Total comprehensive income	$2,967	$3,379	$6,950	$2,551

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
COMMON STOCK
Balance	$23,641	$23,641	$23,641	$23,641

ADDITIONAL PAID IN CAPITAL
Beginning balance	20,982	20,893	20,984	20,928
Treasury shares reissued (2,770 shares)	—	—	11	—
Equity compensation	45	(15)	32	(50)
Ending Balance	21,027	20,878	21,027	20,878

RETAINED EARNINGS
Beginning balance	32,498	25,454	31,089	24,403
Net income	1,328	3,302	3,433	4,839
Cash dividend declared, $0.11 and $0.27 and $0.11 and $0.22 per share for three and six months ended June 30, 2019 and 2018, respectively	(481)	(486)	(1,177)	(972)
Ending balance	33,345	28,270	33,345	28,270

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	(1,778)	(4,190)	(3,656)	(1,825)
Other comprehensive income (loss)	1,639	77	3,517	(2,288)
Ending balance	(139)	(4,113)	(139)	(4,113)

TREASURY STOCK
Beginning balance	(7,024)	(5,671)	(7,140)	(5,517)
Treasury shares reissued (2,770 shares)	—	—	49	—
Treasury shares purchased (5,352 shares in second quarter 2019, 59,693 in the second quarter of 2018 and 70,181 for the six months ended 2018)	(122)	(1,270)	(122)	(1,493)
Equity compensation	436	89	503	158
Ending balance	(6,710)	(6,852)	(6,710)	(6,852)
TOTAL SHAREHOLDERS' EQUITY	$71,164	$61,824	$71,164	$61,824

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2019	2018
Net cash flow from operating activities	$801	$5,345
Cash flow from investing activities
Purchases of available-for-sale securities	(14,479)	(13,022)
Proceeds from sale of available-for-sale securities	13,622	21,418
Proceeds from call, maturity and principal payments on available-for-sale securities	5,274	6,056
Purchases of regulatory stock	(254)	—
Net decrease in loans made to customers	36,378	19,984
Proceeds from bank-owned life insurance	403	3,808
Contributions to partnership funds	(477)	(656)
Purchases of premises and equipment	(1,446)	(519)
Net cash flow from investing activities	39,021	37,069
Cash deficit from financing activities
Net decrease in deposit accounts	(27,505)	(28,028)
Net change in securities sold under agreements to repurchase	(531)	(1,069)
Net change in Federal Home Loan Bank advances - short term	(6,000)	(21,000)
Repayments of Federal Home Loan Bank advances - long term	(4,000)	(4,000)
Proceeds from Federal Home Loan Bank advances - long term	4,000	6,000
Dividends paid	(1,177)	(972)
Treasury shares purchased	(122)	(1,493)
Treasury shares reissued	60	—
Net cash deficit from financing activities	(35,275)	(50,562)
Net change in cash and cash equivalents	4,547	(8,148)
Cash and cash equivalents
Beginning of period	19,692	19,125
End of period	$24,239	$10,977
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$400
Interest	$2,573	$2,022

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2018, included in our Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheets at December 31, 2018 have been derived from the audited Consolidated Balance Sheets but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain items contained in the 2018 financial statements have been reclassified to conform to the presentation for 2019. Such reclassifications had no effect on the net results of operations or shareholders’ equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current generally accepted accounting principles. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. This Update did not have a significant impact on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$3,347	$1	$4	$3,344
Obligations of states and political subdivisions	66,057	911	100	66,868
U.S. Government-sponsored mortgage-backed securities	49,421	21	1,014	48,428
U.S. Government-sponsored collateralized mortgage obligations	10,316	95	60	10,351
U.S. Government-guaranteed small business administration pools	7,327	—	82	7,245
Total investment securities available-for-sale	$136,468	$1,028	$1,260	$136,236
Federal Home Loan Bank (FHLB) stock	$2,609	$—	$—	$2,609
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,835	$—	$—	$2,835

	(Amounts in thousands)
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$9,242	$11	$251	$9,002
Obligations of states and political subdivisions	53,187	26	1,555	51,658
U.S. Government-sponsored mortgage-backed securities	59,070	—	2,483	56,587
U.S. Government-sponsored collateralized mortgage obligations	12,112	41	177	11,976
U.S. Government-guaranteed small business administration pools	7,978	—	278	7,700
Total investment securities available-for-sale	$141,589	$78	$4,744	$136,923
Federal Home Loan Bank (FHLB) stock	$2,355	$—	$—	$2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,581	$—	$—	$2,581

The amortized cost and fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	482	490
Due after five years through ten years	5,705	5,687
Due after ten years	70,544	71,280
Total	76,731	77,457
U.S. Government-sponsored mortgage-backed and related securities	59,737	58,779
Total investment securities available-for-sale	$136,468	$136,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Proceeds on securities sold	$13,622	$1,577	$13,622	$21,418
Gross realized gains	82	—	82	123
Gross realized losses	126	41	126	144

Investment securities with a carrying value of approximately $60.3 million at June 30, 2019 and $55.1 million at December 31, 2018 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at June 30, 2019:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$—	$—	$2,996	$4	$2,996	$4
Obligations of states and political subdivisions	4,502	7	8,351	93	12,853	100
U.S. Government-sponsored mortgage-backed securities	—	—	46,806	1,014	46,806	1,014
U.S. Government-sponsored collateralized mortgage obligations	—	—	4,341	60	4,341	60
U.S. Government-guaranteed small business administration pools	—	—	7,245	82	7,245	82
Total	$4,502	$7	$69,739	$1,253	$74,241	$1,260

The above table comprises 53 investment securities where the fair value is less than the related amortized cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unrealized losses at June 30, 2019 on the Company’s investments were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	June 30, 2019		December 31, 2018
	Balance	%	Balance	%
Commercial	$71,883	15.1	$112,440	21.9
Commercial real estate	287,300	60.1	303,804	59.0
Residential real estate	89,897	18.8	69,845	13.6
Consumer - home equity	25,391	5.3	25,076	4.9
Consumer - other	3,475	0.7	3,227	0.6
Total loans	$477,946		$514,392

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended
	(Amounts in thousands)
June 30, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,578	$2,201	$320	$114	$127	$4,340
Loan charge-offs	—	—	—	—	(51)	(51)
Recoveries	—	—	—	1	15	16
Net loan recoveries (charge-offs)	—	—	—	1	(36)	(35)
Provision charged to operations	139	(36)	48	(17)	46	180
Balance at end of period	$1,717	$2,165	$368	$98	$137	$4,485

	(Amounts in thousands)
June 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,334	$2,290	$93	$67	$100	$3,884
Loan charge-offs	—	—	—	—	(27)	(27)
Recoveries	—	150	1	1	11	163
Net loan recoveries (charge-offs)	—	150	1	1	(16)	136
Provision charged to operations	60	17	(14)	(2)	14	75
Balance at end of period	$1,394	$2,457	$80	$66	$98	$4,095

Six Months Ended	(Amounts in thousands)
June 30, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,232	$2,414	$314	$115	$123	$4,198
Loan charge-offs	—	—	(29)	—	(109)	(138)
Recoveries	28	—	—	1	41	70
Net loan recoveries (charge-offs)	28	—	(29)	1	(68)	(68)
Provision charged to operations	457	(249)	83	(18)	82	355
Balance at end of period	$1,717	$2,165	$368	$98	$137	$4,485

	(Amounts in thousands)
June 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,591	$2,702	$117	$70	$98	$4,578
Loan charge-offs	(1,163)	—	—	—	(77)	(1,240)
Recoveries	—	150	1	4	27	182
Net loan recoveries (charge-offs)	(1,163)	150	1	4	(50)	(1,058)
Provision charged to operations	966	(395)	(38)	(8)	50	575
Balance at end of period	$1,394	$2,457	$80	$66	$98	$4,095

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at June 30, 2019 and December 31, 2018:

	(Amounts in thousands)
June 30, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,138	2,165	368	98	137	3,906
Total ending allowance balance	$1,717	$2,165	$368	$98	$137	$4,485
Loan Portfolio:
Individually evaluated for impairment	$5,052	$3,186	$—	$—	$—	$8,238
Collectively evaluated for impairment	66,831	284,114	89,897	25,391	3,475	469,708
Total ending loans balance	$71,883	$287,300	$89,897	$25,391	$3,475	$477,946

	(Amounts in thousands)
December 31, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,232	2,414	314	115	123	4,198
Total ending allowance balance	$1,232	$2,414	$314	$115	$123	$4,198
Loan Portfolio:
Individually evaluated for impairment	$5,364	$4,340	$—	$—	$—	$9,704
Collectively evaluated for impairment	107,076	299,464	69,845	25,076	3,227	504,688
Total ending loans balance	$112,440	$303,804	$69,845	$25,076	$3,227	$514,392

The decrease in commercial loan balances from year-end was due in part to 60-day or less term commercial loans for a total of $40.9 million that closed in December 2018 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2019. The commercial charge-off in 2018 related to loans that were restructured with no principal forgiveness with a new borrowing relationship, but with a substantial concession in interest rate.  The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest.  The charged off amount of $1.1 million is recorded as a loan discount.  As loan payments are made, interest will be recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated to these loans at December 31, 2017. The decrease in commercial real estate and the majority of the increase in residential real estate is due to reclassification of loans between these categories in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The allowance for commercial loans includes an amount for a single loan impairment, otherwise the provision decreased modestly. The decrease in the provision for commercial real estate loans is due mainly to a decrease in the concentration of credit factor. The recent segmentation of the commercial real estate loan portfolio into its five largest concentrations has resulted in lower allocations to those segments. The residential real estate, consumer-home equity and other household provisions remained fairly constant. The amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off, which impacted home equity and consumer loans as well as commercial real estate loans.

The following tables represent credit exposures by internally assigned grades for June 30, 2019 and December 31, 2018. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of June 30, 2019 and December 31, 2018:

	(Amounts in thousands)
	Commercial	Commercial real estate
June 30, 2019
Pass	$54,777	$257,781
Special Mention	6,370	25,687
Substandard	10,736	3,832
Doubtful	—	—
Ending Balance	$71,883	$287,300

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2018
Pass	$94,316	$271,370
Special Mention	6,914	25,199
Substandard	11,210	7,235
Doubtful	—	—
Ending Balance	$112,440	$303,804

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

The following table is a summary of consumer credit exposure as of June 30, 2019 and December 31, 2018:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
June 30, 2019
Performing	$89,638	$25,265	$3,475
Nonperforming	259	126	—
Total	$89,897	$25,391	$3,475

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2018
Performing	$69,535	$24,956	$3,227
Nonperforming	310	120	—
Total	$69,845	$25,076	$3,227

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

The following table is a summary of classes of loans on non-accrual status as of June 30, 2019 and December 31, 2018:

	(Amounts in thousands)
	June 30, 2019	December 31, 2018
Commercial	$1,468	$1,291
Commercial real estate	591	512
Residential real estate	259	310
Consumer:
Consumer - home equity	126	120
Consumer - other	—	—
Total	$2,444	$2,233

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

There were no loans modified as TDR’s during the three and six month periods ended June 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents, by class, information related to loans modified in a TDR during the periods ending June 30, 2018.

(Dollar amounts in thousands)
	Three Months Ended				Six Months Ended
	June 30, 2018				June 30, 2018
	Number of contracts	Pre- modification recorded investment	Post- modification recorded investment	Increase in the allowance	Number of contracts	Pre- modification recorded investment	Post- modification recorded investment	Increase in the allowance
Commercial	—	$—	$—	$—	7	$5,373	$4,210	$—
Commercial real estate	—	—	—	—	—	—	—	—
Total restructured loans	—	$—	$—	$—	$7	$5,373	$4,210	$—
Subsequently defaulted	—	—			—	—

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

The following table is an aging analysis of the recorded investment of past due loans as of June 30, 2019 and December 31, 2018:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2019
Commercial	$65	$983	$485	$1,533	$70,350	$71,883	$—
Commercial real estate	—	—	262	262	287,038	287,300	—
Residential real estate	475	—	243	718	89,179	89,897	—
Consumer:
Consumer - home equity	25	—	126	151	25,240	25,391	—
Consumer - other	10	—	—	10	3,465	3,475	—
Total	$575	$983	$1,116	$2,674	$475,272	$477,946	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2018
Commercial	$14	$—	$1,291	$1,305	$111,135	$112,440	$—
Commercial real estate	—	—	167	167	303,637	303,804	—
Residential real estate	36	182	257	475	69,370	69,845	—
Consumer:
Consumer - home equity	—	141	25	166	24,910	25,076	—
Consumer - other	17	—	—	17	3,210	3,227	—
Total	$67	$323	$1,740	$2,130	$512,262	$514,392	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2019 and December 31, 2018. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and six months ended June 30, 2019 and 2018.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2019
With no related allowance recorded:
Commercial	$4,068	$5,047	$—
Commercial real estate	3,186	3,186	—
With an allowance recorded:
Commercial	984	984	579
Commercial real estate	—	—	—
Total:
Commercial	$5,052	$6,031	$579
Commercial real estate	$3,186	$3,186	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
With no related allowance recorded:
Commercial	$5,364	$6,411	$—
Commercial real estate	4,340	4,340	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	—	—	—
Total:
Commercial	$5,364	$6,411	$—
Commercial real estate	$4,340	$4,340	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2019
With no related allowance recorded:
Commercial	$4,158	$71	$4,555	$219
Commercial real estate	3,219	48	3,211	111
With an allowance recorded:
Commercial	989	—	661	—
Commercial real estate	—	—	—	—
Total:
Commercial	$5,147	$71	$5,216	$219
Commercial real estate	$3,219	$48	$3,211	$111

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2018
With no related allowance recorded:
Commercial	$4,615	$8	$3,041	$11
Commercial real estate	4,180	104	4,360	212
With an allowance recorded:
Commercial	—	—	1,821	46
Commercial real estate	—	—	—	—
Total:
Commercial	$4,615	$8	$4,862	$57
Commercial real estate	$4,180	$104	$4,360	$212

5.) Legal Proceedings:

The Company is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

6.) Earnings Per Share and Capital Transactions:

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common outstanding stock, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. The common stock equivalents are comprised of restricted share awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (amounts in thousands)	$1,328	$3,302	$3,433	$4,839

Weighted average common shares outstanding	4,346,763	4,369,792	4,336,804	4,381,540
Net effect of dilutive common share equivalents	4,721	4,010	6,963	6,128
Adjusted average shares outstanding-dilutive	4,351,484	4,373,802	4,343,767	4,387,668

Basic earnings per share	$0.30	$0.75	$0.79	$1.10
Diluted earnings per share	$0.30	$0.75	$0.79	$1.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2019 and December 31, 2018 were 3.86% and 4.24%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	June 30, 2019	December 31, 2018
Commitments to extend credit:
Fixed rate	$31,756	$31,225
Variable rate	81,868	74,050
Standby letters of credit	3,560	3,455

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	June 30, 2019	December 31, 2018
Overdraft protection available on depositors' accounts	$8,382	$8,708
Balance of overdrafts included in loans	87	116
Average daily balance of overdrafts	107	104
Average daily balance of overdrafts as a percentage of available	1.28%	1.19%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2019, based on the contract values, the Company had one U.S. Government-sponsored mortgage-backed security pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $1.6 million, whereas none was required at December 31, 2018.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2019	December 31, 2018	Interest Rate Paid	Interest Rate Received	June 30, 2019	December 31, 2018
Customer interest rate swap
Maturing in 2020	$2,362	$2,410	1 Mo. Libor + Margin	Fixed	$2	$(30)
Maturing in 2025	4,745	4,930	1 Mo. Libor + Margin	Fixed	135	(28)
Maturing in 2026	1,884	1,946	1 Mo. Libor + Margin	Fixed	14	(64)
Maturing in 2027	13,578	13,790	1 Mo. Libor + Margin	Fixed	623	(54)
Maturing in 2028	6,233	6,395	1 Mo. Libor + Margin	Fixed	559	268
Total	$28,802	$29,471			$1,333	$92

Third party interest rate swap
Maturing in 2020	$2,362	$2,410	Fixed	1 Mo. Libor + Margin	$(2)	$30
Maturing in 2025	4,745	4,930	Fixed	1 Mo. Libor + Margin	(135)	28
Maturing in 2026	1,884	1,946	Fixed	1 Mo. Libor + Margin	(14)	64
Maturing in 2027	13,578	13,790	Fixed	1 Mo. Libor + Margin	(623)	54
Maturing in 2028	6,233	6,395	Fixed	1 Mo. Libor + Margin	(559)	(268)
Total	$28,802	$29,471			$(1,333)	$(92)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2019
Interest rate derivatives	Other assets	$1,333	Other liabilities	$1,333

December 31, 2018
Interest rate derivatives	Other assets	$92	Other liabilities	$92

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

The following table presents the assets reported on the consolidated balance sheets, on a recurring basis, at their fair value as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at June 30, 2019 Using
Description	June 30, 2019	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$3,344	$—	$3,344	$—
Obligations of states and political subdivisions	66,868	—	66,868	—
U.S. Government-sponsored mortgage-backed securities	48,428	—	48,428	—
U.S. Government-sponsored collateralized mortgage obligations	10,351	—	10,351	—
U.S. Government-guaranteed small business administration pools	7,245	—	7,245	—
Loans held for sale	5,676	5,676	—	—
Interest rate derivatives	1,333	—	1,333	—

LIABILITIES
Interest rate derivatives	$1,333	$—	$1,333	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2018 Using
Description	December 31, 2018	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$9,002	$—	$9,002	$—
Obligations of states and political subdivisions	51,658	—	51,658	—
U.S. Government-sponsored mortgage-backed securities	56,587	—	56,587	—
U.S. Government-sponsored collateralized mortgage obligations	11,976	—	11,976	—
U.S. Government-guaranteed small business administration pools	7,700	—	7,700	—
Loans held for sale	1,040	1,040	—	—
Interest rate derivatives	92	—	92	—

LIABILITIES
Interest rate derivatives	$92	$—	$92	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2019 and 2018. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$—	$1,090	$—	$895
Net realized/unrealized losses included in:
Noninterest income	—	—	—	—
Other comprehensive income (loss)	—	528	—	723
Discount accretion (premium amortization)	—	—	—	—
Sales	—	(1,618)	—	(1,618)
Purchases, issuance, and settlements	—	—	—	—
Ending balance	$—	$—	$—	$—
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	June 30, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$24,239	$24,239	$—	$—	$24,239
Investment securities available-for-sale	136,236	—	136,236	—	136,236
Loans held for sale	5,676	5,676	—	—	5,676
Loans	473,461	—	—	478,885	478,885
Bank-owned life insurance	15,518	15,518	—	—	15,518
Accrued interest receivable	2,290	2,290	—	—	2,290
Interest rate derivatives	1,333	—	1,333	—	1,333

LIABILITIES:
Demand, savings and money market deposits	$438,686	$438,686	$—	$—	$438,686
Time deposits	138,228	—	—	139,544	139,544
Securities sold under agreements to repurchase	1,675	1,675	—	—	1,675
Federal Home Loan Bank advances - short term	6,000	—	—	5,998	5,998
Federal Home Loan Bank advances - long term	16,000	—	—	16,052	16,052
Subordinated debt	5,155	—	—	4,743	4,743
Accrued interest payable	563	563	—	—	563
Interest rate derivatives	1,333	—	1,333	—	1,333

	(Amounts in thousands)
	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$19,692	$19,692	$—	$—	$19,692
Investment securities available-for-sale	136,923	—	136,923	—	136,923
Loans held for sale	1,040	1,040	—	—	1,040
Loans	510,194	—	—	513,103	513,103
Bank-owned life insurance	15,711	15,711	—	—	15,711
Accrued interest receivable	2,255	2,255	—	—	2,255
Interest rate derivatives	92	—	92	—	92

LIABILITIES:
Demand, savings and money market deposits	$483,054	$483,054	$—	$—	$483,054
Time deposits	121,365	—	—	122,295	122,295
Short term borrowings	2,206	2,206	—	—	2,206
Federal Home Loan Bank advances - short term	12,000	—	—	11,987	11,987
Federal Home Loan Bank advances - long term	16,000	—	—	15,880	15,880
Subordinated debt	5,155	—	—	4,620	4,620
Accrued interest payable	371	371	—	—	371
Interest rate derivatives	92	—	92	—	92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents quantitative information about the Level 3 significant inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June, 30 2019. There were no such Level 3 measurements at December 31, 2018.

	(Amounts in thousands)
	Fair value at June 30, 2019	Valuation Technique	Significant Unobservable Input	Range of Inputs
Impaired loans	$405	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

10.) Accumulated Other Comprehensive Loss:

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and six months ended June 30, 2019 and 2018:

	(Amounts in thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)
Beginning balance	$(1,815)	$37	$(4,144)	$(46)	$(3,686)	$30	$(1,787)	$(38)
Other comprehensive income (loss) before reclassification	1,597	7	(67)	111	3,468	14	(2,408)	103
Amount reclassified from accumulated other comprehensive loss	35	—	33	—	35	—	17	—
Total other comprehensive income (loss)	1,632	7	(34)	111	3,503	14	(2,391)	103
Ending balance	$(183)	$44	$(4,178)	$65	$(183)	$44	$(4,178)	$65

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	Amount reclassified from accumulated other comprehensive income (a)	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive income (a)	Amount reclassified from accumulated other comprehensive loss (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available- for-sale securities	$(44)	$(41)	$(44)	$(21)	Investment securities available-for-sale losses, net
	9	8	9	4	Federal income tax expense
	$(35)	$(33)	$(35)	$(17)

(a)	Amounts in parentheses indicate debits to net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$823	$890	$831	$876
Expense recorded	(1)	5	(2)	11
Other comprehensive loss (income) recorded	(7)	(111)	(14)	(103)
Ending balance	$815	$784	$815	$784

12.) Stock Repurchase Program:

On January 23, 2018, the Company’s Board of Directors approved a new program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,136 shares outstanding at January 23, 2018, of the Company’s outstanding common stock. On May 22, 2018 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the January 23, 2018 plan by 200,000 shares bringing the total to 300,000 shares authorized. Both of these programs terminated on December 31, 2018.  The Company purchased 80,944 shares under this program. On December 18, 2018, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 300,000 shares, or approximately 6.9% of the 4,349,624 outstanding shares of common stock effective December 18, 2018. This program will terminate on December 31, 2019, or upon purchase of 300,000 shares if earlier or at any time without prior notice. To date, no shares have been repurchased under this program. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on June 30, 2019, the remaining authorization to repurchase the stock for the program is approximately $6.9 million.

13.) Securities Sold Under Agreements to Repurchase:

The following table provides additional detail regarding repurchase agreements:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At June 30, 2019	At December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$3,047	$3,066
Total collateral carrying value	$3,047	$3,066
Total repurchase agreements	$1,675	$2,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.) Equity Compensation:

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first six months of 2019, 30,156 shares were granted to employees under the plan, compared to 12,593 shares being granted under the plan in the first six months of 2018. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first six months of 2019 and 2018, compensation expense of $501,000 and $86,000, respectively, was recorded in the Consolidated Statements of Income. In the second quarters of 2019 and 2018, compensation expense of $447,000 and $52,000, respectively, was recorded in the Consolidated Statements of Income. As of June 30, 2019, there was $490,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan can vest immediately and/or on the anniversary of the award date from one to three years out if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 11.9 months.

Granted shares are awarded upon a combination of service and achievement of performance objectives derived from one or more of the performance criteria. The main metrics used for the periods presented were three-year earnings per share growth and three-year total shareholder return ranked versus a peer group.

The following is the activity under the Omnibus Equity Plan during the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	23,591	$19.67
Granted	30,156	22.58
Vested	(26,821)	20.81
Forfeited	—	—
Nonvested at June 30, 2019	26,926	$21.79

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 1,525 Board approved shares granted in the first six months of 2019, and there were 989 Board approved shares granted under the plan in the first six months of 2018. In the first six months of 2019, there was $34,000 expense recorded in the Consolidated Statements of Income, and there was $22,000 expense recorded in the first six months of 2018. There was no expense recorded in the first quarter of 2019 and 2018.

15.) Leases:

Operating leases in which we are the lessee are recorded as operating lease Right of Use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on our consolidated balance sheets. We do not currently have any significant finance leases in which we are the lessee. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. We elected to adopt the transition method, which uses a modified retrospective transition approach.   ROU assets and operating lease liabilities are recognized as of the date of adoption based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date of initial application. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income and other comprehensive income. Our leases relate primarily to office space and bank branches with remaining lease terms of generally 5 to 10 years. Certain lease arrangements contain extension options which typically range from 5 to 15 years at the then fair market rental rates. As these extension options are generally considered reasonably certain of exercise, they are included in the lease term. As of June 30, 2019, operating lease ROU assets and liabilities were $2.0 million.  For year ended and quarter ended June 30, 2019, we recognized $133,000 and $71,000 in operating lease cost, $123,000 and $66,000 is operating cash flows from operating leases and $10,000 and $5,000 in non-cash expense amortization of the ROU asset and the implicit interest, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes other information related to our operating leases:

June 30, 2019
Weighted-average remaining lease term-operating leases in years	15.83
Weighted-average discount rate - operating leases	3.14%

The following table presents aggregate lease maturities and obligations as of June 30, 2019:

(Amounts in thousands)
June 30, 2019
2019	$124
2020	231
2021	155
2022	155
2023	157
2024 and thereafter	1,666
Total lease payments	2,488
Less: interest	496
Present value of lease liabilities	$1,992

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF

	JUNE 30, 2019			DECEMBER 31, 2018			JUNE 30, 2018
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$12,906	$145	2.25%	$8,564	$162	1.89%	$9,286	$81	1.75%
Investment securities (1) (2) (3)	141,304	2,018	2.86%	148,938	4,121	2.77%	151,037	2,079	2.75%
Loans (1) (2) (3)	490,843	12,996	5.32%	473,527	23,830	5.03%	465,993	11,330	4.88%
Total interest-earning assets	645,053	$15,159	4.72%	631,029	$28,113	4.46%	626,316	$13,490	4.32%
Cash and due from banks	7,431			7,277			7,313
Bank premises and equipment	10,252			9,089			9,036
Other assets	28,138			25,111			26,034
Total noninterest-earning assets	45,821			41,477			42,383
Total assets	$690,874			$672,506			$668,699
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$198,679	$929	0.94%	$197,856	$1,378	0.70%	$199,706	$618	0.62%
Savings	110,505	49	0.09%	112,508	97	0.09%	113,941	48	0.09%
Time	137,479	1,391	2.04%	120,986	2,052	1.70%	122,522	973	1.60%
Total interest-bearing deposits	446,663	2,369	1.07%	431,350	3,527	0.82%	436,169	1,639	0.76%
Other borrowings	25,967	289	2.25%	35,866	667	1.86%	33,594	272	1.63%
Subordinated debt	5,155	107	4.12%	5,155	189	3.61%	5,155	88	3.39%
Total interest-bearing liabilities	477,785	$2,765	1.17%	472,371	$4,383	0.93%	474,918	$1,999	0.85%
Demand deposits	133,668			128,571			123,057
Other liabilities	11,830			10,044			10,031
Shareholders' equity	67,591			61,520			60,693
Total liabilities and shareholders' equity	$690,874			$672,506			$668,699
Net interest income		$12,394			$23,730			$11,491
Net interest rate spread (4)			3.55%			3.53%			3.47%
Net interest margin (5)			3.85%			3.76%			3.68%
Ratio of interest-earning assets to interest-bearing liabilities			1.35			1.34			1.32

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2019 and 2018 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $3,000 and $165,000, respectively, for June 30, 2019, $7,000 and $357,000, respectively, for December 31, 2018; and $3,000 and $189,000, respectively, for June 30, 2018.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	JUNE 30, 2019			MARCH 31, 2019			JUNE 30, 2018
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$16,920	$87	2.04%	$8,848	$58	2.65%	$11,665	$53	1.81%
Investment securities (1) (2) (3)	139,737	987	2.82%	142,890	1,030	2.89%	147,194	1,020	2.76%
Loans (1) (2) (3)	484,648	6,411	5.30%	497,108	6,585	5.33%	461,086	5,740	4.99%
Total interest-earning assets	641,305	$7,485	4.67%	648,846	$7,673	4.76%	619,945	$6,813	4.40%
Cash and due from banks	7,570			7,290			7,542
Bank premises and equipment	10,464			10,038			9,016
Other assets	29,947			26,305			24,799
Total non-interest-earning assets	47,981			43,633			41,357
Total assets	$689,286			$692,479			$661,302
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$189,596	$455	0.96%	$207,863	$474	0.92%	$196,499	$332	0.68%
Savings	110,070	25	0.09%	110,944	24	0.09%	113,984	24	0.09%
Time	140,719	728	2.08%	134,206	663	2.00%	119,780	494	1.65%
Total interest-bearing deposits	440,385	1,208	1.10%	453,013	1,161	1.04%	430,263	850	0.79%
Other borrowings	24,388	138	2.26%	27,563	151	2.23%	28,291	122	1.73%
Subordinated debt	5,155	53	4.03%	5,155	54	4.20%	5,155	48	3.65%
Total interest-bearing liabilities	469,928	$1,399	1.19%	485,731	$1,366	1.14%	463,709	$1,020	0.88%
Demand deposits	137,552			129,739			126,931
Other liabilities	12,649			10,981			9,985
Shareholders' equity	69,157			66,028			60,677
Total liabilities and shareholders' equity	$689,286			$692,479			$661,302
Net interest income		$6,086			$6,307			$5,793
Net interest rate spread (4)			3.48%			3.62%			3.52%
Net interest margin (5)			3.80%			3.90%			3.74%
Ratio of interest-earning assets to interest-bearing liabilities			1.36			1.34			1.34

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2019 and 2018 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $1,000 and $83,000, respectively, for June 30, 2019, $2,000 and $81,000, respectively, for March 31, 2019; and $1,000 and $85,000, respectively, for June 30, 2018.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2019	2019	2018	2018	2018
SUMMARY OF OPERATIONS
Total interest income	$7,401	$7,590	$7,489	$6,962	$6,727
Total interest expense	(1,399)	(1,366)	(1,236)	(1,148)	(1,020)
NET INTEREST INCOME (NII)	6,002	6,224	6,253	5,814	5,707
Provision for loan losses	(180)	(175)	(75)	(75)	(75)
NII after loss provision	5,822	6,049	6,178	5,739	5,632
Investment securities losses	(44)	—	—	—	(41)
Mortgage banking gains	344	337	203	272	261
Other income	752	867	752	876	2,357
Total non-interest expense	(5,339)	(4,752)	(4,643)	(4,529)	(4,585)
Income before tax expense	1,535	2,501	2,490	2,358	3,624
Federal income tax expense	207	396	466	386	322
Net income	$1,328	$2,105	$2,024	$1,972	$3,302

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.30	$0.49	$0.47	$0.46	$0.75
Book value	16.25	15.70	14.92	14.22	14.17
Cash dividends declared per share	0.11	0.16	0.11	0.16	0.11

BALANCE SHEET DATA
Assets	$690,683	$685,496	$714,666	$681,304	$662,700
Investments	139,071	138,953	139,504	140,426	144,119
Loans	477,946	482,313	514,392	481,914	466,448
Allowance for loan losses	4,485	4,340	4,198	4,152	4,095
Deposits	576,914	571,576	604,419	561,206	557,823
Borrowings	28,830	33,793	35,361	46,155	33,764
Shareholders' equity	71,164	68,319	64,918	62,045	61,824

AVERAGE BALANCES
Assets	$689,286	$692,479	$680,501	$672,001	$661,302
Investments	139,737	142,890	145,895	147,852	147,194
Loans	480,474	495,356	484,856	474,113	458,334
Deposits	577,937	582,752	564,605	556,601	557,194
Borrowings	29,543	32,718	43,142	43,366	33,446
Shareholders' equity	69,157	66,028	62,190	62,524	60,677

ASSET QUALITY RATIOS
Net recoveries (charge-offs)	$(35)	$(33)	$(29)	$(18)	$136
Net recoveries (charge-offs) as a percentage of average total loans	(0.03)%	(0.03)%	(0.02)%	(0.02)%	0.12%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.56%	0.38%	0.41%	0.55%	0.50%
Nonperforming loans	$8,992	$8,787	$10,140	$10,368	$10,188
Nonperforming securities	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$8,992	$8,787	$10,140	$10,368	$10,188
Nonperforming assets as a percentage of:
Total assets	1.30%	1.28%	1.42%	1.52%	1.54%
Equity plus allowance for loan losses	11.89	12.09	14.67	15.66	15.46
Tier I capital	11.78	11.70	13.78	14.35	14.36

FINANCIAL RATIOS
Return on average equity	7.68%	12.75%	13.02%	12.62%	21.77%
Return on average assets	0.77	1.22	1.19	1.17	2.00
Efficiency ratio	74.34	63.69	63.66	64.26	66.81
Effective tax rate	13.49	15.83	18.71	16.37	8.89
Net interest margin	3.80	3.90	3.95	3.73	3.74

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of June 30, 2018 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2018. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	June 30, 2019	December 31, 2018	June 30, 2018
Loans:
Commercial	$71,883	$112,440	$74,015
Commercial real estate	287,300	303,804	298,790
Residential real estate	89,897	69,845	64,368
Consumer - home equity	25,391	25,076	25,665
Consumer - other	3,475	3,227	3,610
Total loans	$477,946	$514,392	$466,448
Total earning assets	$639,906	$663,295	$617,367
Total assets	$690,683	$714,666	$662,700
Deposits:
Noninterest-bearing deposits	$144,578	$136,886	$130,318
Interest-bearing demand deposits	294,108	346,168	308,911
Time deposits	138,228	121,365	118,594
Total deposits	$576,914	$604,419	$557,823
Total interest bearing liabilities	$461,166	$502,894	$461,269

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $639.9 million at June 30, 2019, a decrease of 3.5% from the December 31, 2018 balance of $663.3 million. The decrease from December 31, 2018 was mainly due to a decrease in loans of $36.4 million, and a decrease of $687,000 in investment securities available-for-sale and an increase in interest-earning deposits of $8.9 million.  Earning assets increased 3.7% from the June 30, 2018 balance of $617.4 million, which was due mainly to an increase in loans of $11.5 million and a increase in interest-earning deposits of $12.9 million offset by a decrease in investment securities available-for-sale of $5.3 million. Total assets of $690.7 million at June 30, 2019 decreased by $24.0 million, or 3.4%, from the asset total of $714.7 million at December 31, 2018, and increased $28.0 million, or 4.2%, from the asset total of $662.7 million at June 30, 2018.

At June 30, 2019, the investment securities available-for-sale portfolio was $136.2 million compared to $136.9 million at December 31, 2018, a decrease of $687,000, or 0.5%. Investment securities available-for-sale represented 21.3% of earning assets at June 30, 2019, compared to 20.6% at December 31, 2018. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 23.6% of each deposit dollar at June 30, 2019, up 4.0% from year-end levels.

The investment securities available-for-sale portfolio had net unrealized losses, net of tax, of $183,000 at June 30, 2019 and $3.7 million at December 31, 2018. The decrease in unrealized losses is reflective of the decline in interest rates during 2019 and its effect on securities valuation.

Loans held for sale increased by $4.6 million to $5.7 million at June 30, 2019 from $1.0 million at December 31, 2018, reflecting variation of the mortgage loan processing and origination activity.

Total loans at June 30, 2019 were $477.9 million compared to $514.4 million at December 31, 2018, a 7.1% decrease, and $466.4 million at June 30, 2018, a 2.5% increase. Year-end loan balances included 60-day or less term commercial loans totaling $40.9 million that closed in December 2018 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2019. Excluding these seasonal loans at December 31, 2018, total loans actually increased $4.4 million, or 0.9% through June 30, 2019. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 74.6% as of June 30, 2019, 77.7% as of December 31, 2018, and 76.0% as of June 30, 2018. The total loan-to-deposit ratio was 82.8% at June 30, 2019 and 85.1% at December 31, 2018 and 83.6% June 30, 2018.

The allowance for loan losses of $4.5 million, $4.2 million and $4.1 million, respectively, represented approximately 0.9% of outstanding loans at June 30, 2019, December 31, 2018, and June 30, 2018.

During the first six months, loan charge-offs were $138,000 in 2019 compared to $1.2 million for the same period in 2018, while the recovery of previously charged-off loans amounted to $70,000 in 2019 and $182,000 in 2018. The net charge-offs represent 3 basis points of average loans for 2019 and 46 basis points for 2018. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. In the first three months of 2018 there was a commercial charge off related to loans to one customer that were restructured with a new borrower with no principal forgiveness, but with a substantial concession in interest rate. The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest. The charged off amount of $1.2 million was recorded as loan discount. As loan payments are made, interest is recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated on these loans at December 31, 2017. Nonaccrual loans were $2.4 million at June 30, 2019, $2.2 million at December 31, 2018 and $2.1 million at June 30, 2018 or 0.5%, 0.4% and 0.4%, respectively, of total loans.

Bank-owned life insurance had a cash surrender value of $15.5 million at June 30, 2019 and $15.7 million at December 31, 2018. The decrease from year end is due mainly to a $351,000 payout of the cash value of the policies triggered by the death of a former director named on the policies. Comprising approximately 20% of Tier 1capital plus the allowance for loan losses, management may consider additional insurance purchases not to exceed a 25% ratio.

Other assets increased to $21.5 million at June 30, 2019 from $18.3 million at December 31, 2018. In 2019, we recognized an operating lease right-of-use ("ROU") asset of $2.0 million as a result of implementing ASU 2016-02 "Leases” with offsetting operating lease liability of $2.0 million. Refer to footnote 15. As of June 30, 2019, a $6.0 million investment in partnership funds is included in other assets compared to $5.3 million at December 31, 2018, with an offsetting $3.4 million at June 30, 2019 and $2.9 million at December 31, 2018 in other liabilities, which is the commitment to fund these affordable housing investments. Also included in other assets is a partnership investment of $6.1 million into a privately managed pooled fund of small business administration loans at June 30, 2019 and $6.0 million at December 31, 2018. Both of these investments are intended to satisfy Community Reinvestment Act requirements.

Noninterest-bearing deposits measured $144.6 million at June 30, 2019 compared to $136.9 million at December 31, 2018 and $130.3 million at June 30, 2018. Interest-bearing deposits decreased $35.2 million to $432.3 million at June 30, 2019 from $467.5 million at December 31, 2018 and increased $4.8 million from $427.5 million at June 30, 2018. The decrease in interest-bearing deposits from year end is net of segregated money market deposit accounts with the Bank which fully collateralized $40.9 million in 60-day or less term commercial loans that closed in December 2018. The loans matured and the deposits withdrew in the first quarter of 2019. Absent the collateral deposits, interest-bearing deposits increased $5.7 million, or 1.3%, over the first six months of 2019.

Federal Home Loan Bank advances and short-term borrowings decreased by $6.5 million to $23.7 million at June 30, 2019 from $30.2 million at December 31, 2018. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Wholesale deposits, when cheaper than FHLB funds, are sometimes used in lieu of borrowings. Other liabilities measured $13.8 million at June 30, 2019 and $10.0 million at December 31, 2018. Included is the operating lease liability and the commitment to fund the affordable housing investments described above.

The Company’s total shareholders’ equity measured $71.2 million at June 30, 2019 and $64.9 million on December 31, 2018. The decrease in unrealized securities losses, which are recorded in shareholders’ equity net of tax, added to the growth in capital. The Company’s capital continues to meet the requirements to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.27 per share were paid to shareholders in the first six months of 2019, (including the special $.05), compared to cash dividends of $0.22 per share in the first six months of 2018. Cash dividends of $0.11 per share were paid to shareholders in the second quarters of 2019 and 2018.

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

The Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and were subject to a phase-in period through January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements, as they currently exceed the fully phased in 2019 requirements.

At June 30, 2019 and December 31, 2018, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$71,304	12.59%	$29,020	4.5%	N/A	N/A
Bank	68,102	12.09%	28,863	4.5%	$36,607	6.5%
Tier 1 capital (to risk-weighted assets)
Company	76,304	13.48%	37,513	6.0%	N/A	N/A
Bank	68,102	12.09%	37,311	6.0%	45,054	8.0%
Total capital (to risk-weighted assets)
Company	80,873	14.28%	48,838	8.0%	N/A	N/A
Bank	78,671	13.97%	48,574	8.0%	56,318	10.0%
Tier 1 capital (to average assets)
Company	76,304	11.04%	27,637	4.0%	N/A	N/A
Bank	68,102	9.90%	27,508	4.0%	34,385	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$68,574	12.01%	$25,700	4.5%	N/A	N/A
Bank	64,928	11.44%	25,548	4.5%	$36,903	6.5%
Tier 1 capital (to risk-weighted assets)
Company	73,574	12.88%	34,267	6.0%	N/A	N/A
Bank	64,928	11.44%	34,064	6.0%	45,419	8.0%
Total capital (to risk-weighted assets)
Company	77,856	13.63%	45,689	8.0%	N/A	N/A
Bank	75,210	13.25%	45,419	8.0%	56,774	10.0%
Tier 1 capital (to average assets)
Company	73,574	10.72%	27,452	4.0%	N/A	N/A
Bank	64,928	9.51%	27,304	4.0%	34,130	5.0%

The Company had $5.0 million of trust preferred securities at both June 30, 2019 and December 31, 2018 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at June 30, 2019 and December 31, 2018.

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

Core earnings, which exclude certain non-recurring items, increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Core earnings for the first six months of 2019 were $3.4 million, or $0.78 per share, compared to $3.3 million, or $0.75 per share, for the first six months of 2018. Core earnings for the second quarter of 2019 were $1.3 million, or $0.30 per share, compared to $1.7 million, or $0.40 per share, for the second quarter of 2018.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
GAAP earnings	$1,328	$3,302	$3,433	$4,839
Gain recognized on Bank Owned Life Insurance (tax free)*	—	(1,548)	(51)	(1,548)
Core earnings	$1,328	$1,754	$3,382	$3,291
GAAP earnings per share	$0.30	$0.75	$0.79	$1.10
Gain recognized on Bank Owned Life Insurance (tax free)*	—	(0.35)	(0.01)	(0.35)
Core earnings per share	$0.30	$0.40	$0.78	$0.75

*	This is the amount of proceeds received on life insurance policies upon the death of former directors or officers that exceeded the cash value of the policies.

Analysis of Net Interest Income

	(Amounts in thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net interest income	$6,002	$5,707	$12,226	$11,299
Tax equivalent income adjustment for investment securities	83	85	165	189
Tax equivalent income adjustment for loans	1	1	3	3
Net interest income on a fully taxable equivalent basis	$6,086	$5,793	$12,394	$11,491
Interest and dividends on investment securities	$904	$935	$1,853	$1,890
Tax equivalent income adjustment for investment securities	83	85	165	189
Investment securities income on a fully taxable equivalent basis	$987	$1,020	$2,018	$2,079
Interest and fees on loans	$6,410	$5,739	$12,993	$11,327
Tax equivalent income adjustment for loans	1	1	3	3
Loan income on a fully taxable equivalent basis	$6,411	$5,740	$12,996	$11,330

Six months ended June 30, 2019 and 2018

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $12.4 million for June 30, 2019 and $11.5 million for June 30, 2018. The resulting net interest margin was 3.85% for June 30, 2019 and 3.68% for June 30, 2018.

The increase in interest income, on a fully taxable equivalent basis, of $1.7 million is the product of a 3.0% year-over-year increase in average earning assets and a 40 basis point increase in yield. The increase in interest expense of $766,000 was a product of a 32 basis point increase in rates paid and a 0.6% increase in average interest-bearing liabilities. The net result was a 7.9% increase in net interest income on a fully taxable equivalent basis, and a 17 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $61,000, or 2.9%. The average invested balances in these securities decreased by $9.7 million, or 6.4%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 11 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans increased by $1.7 million, or 14.7%, for June 30, 2019 compared to the same period in 2018. A $24.9 million increase in the average balance of the loan portfolio, or 5.3%, was accompanied by a 44 basis point increase in the portfolio’s tax equivalent yield. Despite four rate increases in 2018 by the Federal Reserve Open Market Committee aggregating to 100 basis points, strong competition for good credits continued to put pressure on offering rates. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $64,000, or 79.0%, from the same period a year ago. The average balance of interest-earning deposits increased by $3.6 million, or 39.0%. The yield increased by 50 basis points from 2018 to 2019, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts decreased by $1.0 million, or 0.5%, for the six months ended June 30, 2019 compared to the same period of 2018, while average savings balances decreased by $3.4 million, or 3.0%. Total interest paid on interest-bearing demand deposits and money market accounts was $929,000, a $311,000 increase from last year. The cost increased 32 basis points from the six months ended June 30, 2018 to June 30, 2019. The reduction in money market accounts occurred in the wholesale arena where the average balance declined $7 million.  Promotional rates offered on money market products, along with the continuing marketing of the Kasasa suite of products, drew in core deposits, thus producing an increase in the demand balances.  Total interest paid on savings accounts was $49,000, an increase of $1,000 from last year. The average rate paid on savings accounts was 0.09% for both of the six months ended June 30, 2019 and 2018. The average balance of time deposit products increased by $15.0 million, or 12.2%, as the average rate paid increased by 44 basis points, from 1.60% to 2.04%. Interest expense increased on time deposits by $418,000 from the prior year. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts, but beneficial versus rates on borrowings. Wholesale time deposits comprised $12 million of the $15 million increase over 2018.

Average borrowings and subordinated debt decreased by $7.6 million while the average rate paid increased by 69 basis points. Cost of borrowings continues to rise in tandem with the Federal funds rate, resulting in higher interest expense, despite lower borrowing levels. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives.

Three months ended June 30, 2019 and 2018

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $6.1 million for June 30, 2019 and $5.8 million for June 30, 2018. The resulting net interest margin was 3.80% for June 30, 2019 and 3.74% for June 30, 2018.

The increase in interest income, on a fully taxable equivalent basis, of $672,000 is the product of a 3.4% year-over-year increase in average earning assets and a 27 basis point increase in yield. The increase in interest expense of $379,000 was a product of a 31 basis point increase in rates paid and a 1.3% increase in average interest-bearing liabilities. The net result was a 5.1% increase in net interest income on a fully taxable equivalent basis, and a 6 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $33,000, or 3.2%. The average invested balances in these securities decreased by $7.5 million, or 5.1%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 6 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans increased by $671,000, or 11.7%, for June 30, 2019 compared to the same period in 2018. A $23.6 million increase in the average balance of the loan portfolio, or 5.1%, was accompanied by a 31 basis point increase in the portfolio’s tax equivalent yield. Despite four rate increases in 2018 by the Federal Reserve Open Market Committee, strong competition for good credits continued to put pressure on offering rates. The commercial loan portfolio housed the majority of the increase in balances.

Other interest income increased by $34,000, or 64.2%, from the same period a year ago. The average balance of interest-earning deposits increased by $5.3 million, or 45.0%. The yield increased by 23 basis points from 2018 to 2019, reflecting the recent increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts decreased by $6.9 million, or 3.5%, for the quarter ended June 30, 2019 compared to the same period of 2018, while average savings balances decreased by $3.9 million, or 3.4%. Total interest paid on interest-bearing demand deposits and money market accounts was $455,000, a $123,000 increase from last year. The cost increased 28 basis points from the quarter ended June 30, 2018 to June 30, 2019. The reduction in money market accounts occurred in the wholesale arena where the average balance declined $10 million. Promotional rates offered on money market products, along with the continuing marketing of the Kasasa suite of products, drew in core deposits, thus producing an increase in the demand balances. Total interest paid on savings accounts was $25,000, an increase of $1,000 from last year. The average rate paid on savings accounts was 0.09% for both of the quarters ended June 30, 2019 and 2018. The average balance of time deposit products increased by $20.9 million, or 17.5%, as the average rate paid increased by 43 basis points, from 1.65% to 2.08%. Interest expense increased on time deposits by $234,000 from the prior year. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts, but beneficial versus rates on borrowings. Wholesale time deposits comprised $15 million of the $20.9 million increase over 2018.

Average borrowings and subordinated debt decreased by $3.9 million while the average rate paid increased by 54 basis points. Cost of borrowings continues to rise in tandem with the Federal funds rate, resulting in higher interest expense, despite lower borrowing levels. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Six Months Ended June 30, 2019 and 2018

During the first six months of both 2019 and 2018, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2019 and 2018, and has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Past due loans, potential problem loans, as well as loans on non-accrual have all been stable, helping to require a provision of $355,000 in the first six months of 2019, which is lower than the $579,000 specific reserve assigned to one commercial loan. A provision of $575,000 was recorded in the first six months of 2018 which is lower than the net charge-off of $1.1 million (of which previously had a specific reserve of $625,000). Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income decreased by $1.3 million, or 37.1%, for June 30, 2019 compared to June 30, 2018.

Losses on securities called and net losses on the sale of available-for-sale investment securities increased by $23,000 in the first six months of 2019 from a year ago, reflecting a minimal level of securities transactions.

For the first six months of 2019, fees for customer services decreased by $42,000, or 3.7%, from the same period a year ago, driven by customer transactions on deposit accounts.  Mortgage banking gains increased by $182,000 in 2019 compared to 2018, reflective of the increase in margin on loan sales. Earnings on bank-owned life insurance decreased by $1.5 million, the difference being the proceeds received on a policy upon the death of a former executive exceeding the cash value of the policy by $1.6 million in 2018. Other sources of non-interest income increased by $48,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first six months were $10.1 million in 2019 compared to $8.9 million in 2018, an increase of $1.2 million or 13.2%. During the first six months of 2019, expenditures for salaries and employee benefits increased by $747,000 or 14.7%, from the similar period a year ago. This is mainly due to an increase in equity compensation of $427,000 in connection with attaining the most profitable year in the Company’s history in 2018, and the result of opening of a new branch in the first quarter of 2019. Full time equivalent employment was 162 during the first six months of 2019 and 159 during the first six months of 2018.

All other expense categories increased by $433,000 or 11.3%, in the aggregate. This is due in part to the opening of a new branch in the first quarter of 2019, and expenses related to moving the Company’s stock listing to NASDAQ.

The effective tax rate for the first six months was 14.9% in 2019 and 10.4% in 2018, resulting in income tax expense of $603,000 in 2019 and $563,000 in 2018. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream. The gains on bank-owned life insurance mentioned above were tax free and contributed to the lower effective tax rate in both 2019 and 2018.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	June 30,
	2019		2018
	Balance	%	Balance	%
Provision at statutory rate	$848	21.0	$1,134	21.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(55)	(1.4)	(369)	(6.8)
Non-taxable interest income	(154)	(3.8)	(167)	(3.1)
Low income housing tax credits	(78)	(1.9)	(69)	(1.3)
Non-deductible expenses	42	1.0	34	0.6
Federal income tax expense	$603	14.9	$563	10.4

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended June 30, 2019 and 2018

For the second quarter ended June 30, 2019, there were net charge offs of $35,000, and for the similar period of 2018 there were net recoveries of $136,000. Past due loans, potential problem loans, as well as loans on nonaccrual have all been stable requiring a provision for loan losses of $180,000 for the second quarter of 2019 and $75,000 in 2018. The increase in substandard loans is primarily due to a single credit experiencing financial difficulties, but paying as agreed and requiring no reserve allocation. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income decreased by $1.5 million, or 59.2%, for the quarter ending June 30, 2019 compared to the same quarter of 2018.

Mortgage banking gains increased to $344,000 in the second quarter of 2019 from $261,000 the same quarter of 2018, an increase of $83,000 reflective of the increase in margin on loan sales. Earnings on bank-owned life insurance decreased by $1.6 million. In 2018 proceeds received on a policy upon the death of a former executive exceeded the cash value of the policy by $1.6 million. Other sources of non-interest income decreased by $56,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the second quarter were $5.3 million in 2019 and $4.6 million in 2018, an increase of 16.4%. During the second quarter of 2019, expenditures for salaries and employee benefits increased by $453,000, or 17.3%, from the similar period a year ago. This is mainly due to an increase in equity compensation of $407,000 in connection with attaining the most profitable year in the Company’s history in 2018. Full time equivalent employment averaged 162 during the second quarter of 2018 and 159 during the second quarter of 2018. All other expense categories increased by $301,000, or 15.3%, in the aggregate. This latter category is subject to fluctuation due to the non-recurring nature of some of the items, and in part to the opening of a new branch in 2019.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $5.3 million in the first six months of 2019, which annualized represents 7.6% of the total combined portfolio, compared to $6.1 million, or 8.8%, of the portfolio a year ago. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also execute “one-way buy” transactions wherein deposits are taken in on a non-reciprocal basis through a weekly bidding process. At June 30, 2019, the Bank had $6.6 million of deposits in the CDARS® program, of which $3.0 million was executed as one-way buy transactions and the Bank had $13.7 million of deposits in the ICS money market program, of which none was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal CDARS® and ICS are no longer considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At June 30, 2019, the Bank had approximately $24.3 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $5.9 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $33.0 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 25% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At June 30, 2019, there was $36.9 million in outstanding balances in wholesale deposits including internet-based deposits and the above-mentioned one-way buy funds, with access to an additional $107.4 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of June 30, 2019. Unpledged securities of $75.9 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at June 30, 2019 is $11.4 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $91,000 at June 30, 2019 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $24.2 million at June 30, 2019 compared to $11.0 million at June 30, 2018 and $19.7 million at December 31, 2018, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the six months ended:

	(Amounts in thousands)
	June 30,
	2019	2018
Net income	$3,433	$4,839
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	1,083	1,215
Provision for loan losses	355	575
Investment securities available-for-sale losses, net	44	21
Originations of mortgage banking loans held for sale	(28,878)	(25,333)
Proceeds from the sale of mortgage banking loans	24,923	26,088
Mortgage banking gains, net	(681)	(499)
Earnings on bank-owned life insurance	(210)	(1,708)
Equity compensation	535	108
Changes in:
Deferred taxes	(24)	112
Other assets and liabilities	221	(73)
Net cash flow from operating activities	$801	$5,345

Key variations stem from: 1) Provision for loan loss decreased by $220,000. The 2018 provision was reflective of the restructured loan previously referenced. 2) Loans held for sale increased by $4.6 million in 2019 compared to a decrease of $256,000 in 2018. 3) Equity compensation increased $427,000 commensurate with Company performance. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2019 and 2018.

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

Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Management has discussed the development and selection of these accounting estimates with the Audit Committee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock. There were no repurchases of the Company’s common stock during the three months ended June 30, 2019.

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	8-K	3.2	05/30/17

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation as referenced in Exhibit 3.1	10-K(1)	4.1	03/16/06

	and the Code of Regulations as referenced in Exhibit 3.2	8-K	4.1	05/30/17

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.17	12/28/18

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.19	12/28/18

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of December 28, 2018	8-K	10.23	12/28/18

*10.24	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.24	12/28/18

*10.25	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of December 28, 2018	8-K	10.25	12/28/18

*10.26	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.26	12/28/18

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	10-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Amended Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of December 28, 2018	8-K	10.31.3	12/28/18

10.32	[Reserved]

10.33	[Reserved]

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.34	Amended Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of December 28, 2018	8-K	10.34	12/28/18

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	08/03/15

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

*10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

*10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

*10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	10-Q	10.36.3	08/11/15

*10.36.4	Form of restricted stock award under the 2015 Omnibus Equity Plan with Immediate Vesting Provision	8-K	10.36.4	04/24/19

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

*10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

*10.37.2	2015 Director Equity Plan Restricted Stock Award Agreement	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

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

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: August 8, 2019
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: August 8, 2019
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)