Form 10-Q
period 2019-09-30
CORTLAND BANCORP INC
filed 2019-11-07
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,378,723 Shares November 1, 2019

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$8,483	$11,333
Interest-earning deposits	12,025	8,359
Total cash and cash equivalents	20,508	19,692
Investment securities available-for-sale (Note 3)	136,456	136,923
Regulatory stock (Note 3)	2,835	2,581
Loans held for sale	4,988	1,040
Total loans (Note 4)	488,435	514,392
Less allowance for loan losses (Note 4)	(4,641)	(4,198)
Net loans	483,794	510,194
Premises and equipment	11,752	10,202
Bank-owned life insurance	17,672	15,711
Other assets	22,616	18,323
Total assets	$700,621	$714,666

LIABILITIES
Noninterest-bearing deposits	$138,537	$136,886
Interest-bearing deposits	448,591	467,533
Total deposits	587,128	604,419
Securities sold under agreements to repurchase (Note 13)	1,307	2,206
Federal Home Loan Bank advances - short term	—	12,000
Federal Home Loan Bank advances - long term	19,000	16,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	13,878	9,968
Total liabilities	626,468	649,748

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2019 and 2018; outstanding shares, 4,378,723 in 2019 and 4,349,624 in 2018	23,641	23,641
Additional paid-in capital	21,153	20,984
Retained earnings	34,808	31,089
Accumulated other comprehensive income (loss) (Note 10)	1,261	(3,656)
Treasury stock, at cost, 349,544 shares in 2019 and 378,643 in 2018	(6,710)	(7,140)
Total shareholders’ equity	74,153	64,918
Total liabilities and shareholders’ equity	$700,621	$714,666

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,257	$6,009	$19,250	$17,336
Interest and dividends on investment securities:
Taxable interest	382	522	1,440	1,553
Nontaxable interest	466	355	1,187	1,140
Dividends	29	35	103	109
Other interest income	90	41	235	122
Total interest and dividend income	7,224	6,962	22,215	20,260
INTEREST EXPENSE
Deposits	1,238	909	3,607	2,548
Securities sold under agreements to repurchase	1	1	4	4
Federal Home Loan Bank advances - short term	17	107	128	252
Federal Home Loan Bank advances - long term	96	81	271	205
Subordinated debt	50	50	157	138
Total interest expense	1,402	1,148	4,167	3,147
Net interest income	5,822	5,814	18,048	17,113
PROVISION FOR LOAN LOSSES	180	75	535	650
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,642	5,739	17,513	16,463
NON-INTEREST INCOME
Fees for customer services	617	569	1,701	1,708
Investment securities available-for-sale losses, net	—	—	(44)	(21)
Mortgage banking gains, net	492	272	1,173	771
Earnings on bank-owned life insurance	86	82	296	1,790
Other non-interest income	232	225	557	489
Total non-interest income	1,427	1,148	3,683	4,737
NON-INTEREST EXPENSES
Salaries and employee benefits	2,622	2,592	8,436	7,659
Occupancy and equipment	610	536	1,765	1,683
State and local taxes	130	123	389	373
FDIC insurance	(8)	44	107	132
Professional fees	348	254	816	652
Advertising and marketing	78	76	276	239
Data processing fees	72	56	215	183
Other operating expenses	909	848	2,848	2,519
Total non-interest expenses	4,761	4,529	14,852	13,440
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	2,308	2,358	6,344	7,760
Federal income tax expense	363	386	966	949
NET INCOME	$1,945	$1,972	$5,378	$6,811
EARNINGS PER SHARE BASIC AND DILUTED	$0.45	$0.46	$1.24	$1.56
CASH DIVIDENDS DECLARED PER SHARE	$0.11	$0.16	$0.38	$0.38

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Net income	$1,945	$1,972	$5,378	$6,811
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,764	(1,395)	6,154	(4,444)
Tax effect	(371)	292	(1,293)	933
Reclassification adjustment for net losses realized in net income	—	—	44	21
Tax effect	—	—	(9)	(4)
Total securities available-for-sale	1,393	(1,103)	4,896	(3,494)
Change in post-retirement obligations	7	(8)	21	95
Total other comprehensive income (loss)	1,400	(1,111)	4,917	(3,399)
Total comprehensive income	$3,345	$861	$10,295	$3,412

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
COMMON STOCK
Balance	$23,641	$23,641	$23,641	$23,641

ADDITIONAL PAID IN CAPITAL
Beginning balance	21,027	20,878	20,984	20,928
Treasury shares reissued (2,770 shares)	—	—	11	—
Equity compensation	126	58	158	8
Ending Balance	21,153	20,936	21,153	20,936

RETAINED EARNINGS
Beginning balance	33,345	28,270	31,089	24,403
Net income	1,945	1,972	5,378	6,811
Cash dividend declared, $0.11 and $0.38 and $0.16 and $0.38 per share for three and nine months ended September 30, 2019 and 2018, respectively	(482)	(698)	(1,659)	(1,670)
Ending balance	34,808	29,544	34,808	29,544

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	(139)	(4,113)	(3,656)	(1,825)
Other comprehensive income (loss)	1,400	(1,111)	4,917	(3,399)
Ending balance	1,261	(5,224)	1,261	(5,224)

TREASURY STOCK
Beginning balance	(6,710)	(6,852)	(7,140)	(5,517)
Treasury shares reissued (2,770 shares)	—	—	49	—
Treasury shares purchased (5,352 shares in 2019 and 70,181 in 2018)	—	—	(122)	(1,493)
Equity compensation	—	—	503	158
Ending balance	(6,710)	(6,852)	(6,710)	(6,852)
TOTAL SHAREHOLDERS' EQUITY	$74,153	$62,045	$74,153	$62,045

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Net cash flow from operating activities	$4,193	$9,696
Cash flow from investing activities
Purchases of available-for-sale securities	(16,478)	(13,021)
Proceeds from sale of available-for-sale securities	13,622	21,418
Proceeds from call, maturity and principal payments on available-for-sale securities	8,467	9,567
Purchases of regulatory stock	(254)	—
Net decrease in loans made to customers	25,865	4,500
Purchases of bank-owned life insurance	(2,068)	—
Proceeds from bank-owned life insurance	403	3,808
Contributions to partnership funds	(1,827)	(1,472)
Purchases of premises and equipment	(2,196)	(849)
Net cash flow from investing activities	25,534	23,951
Cash deficit from financing activities
Net decrease in deposit accounts	(17,291)	(24,645)
Net change in securities sold under agreements to repurchase	(899)	(678)
Net change in Federal Home Loan Bank advances - short term	(12,000)	(9,000)
Repayments of Federal Home Loan Bank advances - long term	(6,000)	(6,000)
Proceeds from Federal Home Loan Bank advances - long term	9,000	8,000
Dividends paid	(1,659)	(1,670)
Treasury shares purchased	(122)	(1,493)
Treasury shares reissued	60	—
Net cash deficit from financing activities	(28,911)	(35,486)
Net change in cash and cash equivalents	816	(1,839)
Cash and cash equivalents
Beginning of period	19,692	19,125
End of period	$20,508	$17,286
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$600
Interest	$3,914	$3,132
Adoption of lease standard:
Increase in ROU asset	$1,930	$—
Increase in lease liability	$1,944	$—

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2018, included in our Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheets at December 31, 2018 have been derived from the audited Consolidated Balance Sheets but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

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

The following table is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$3,348	$1	$—	$3,349
Obligations of states and political subdivisions	67,958	2,046	20	69,984
U.S. Government-sponsored mortgage-backed securities	47,227	41	564	46,704
U.S. Government-sponsored collateralized mortgage obligations	9,498	106	41	9,563
U.S. Government-guaranteed small business administration pools	6,893	3	40	6,856
Total investment securities available-for-sale	$134,924	$2,197	$665	$136,456
Federal Home Loan Bank (FHLB) stock	$2,609	$—	$—	$2,609
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,835	$—	$—	$2,835

	(Amounts in thousands)
December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$9,242	$11	$251	$9,002
Obligations of states and political subdivisions	53,187	26	1,555	51,658
U.S. Government-sponsored mortgage-backed securities	59,070	—	2,483	56,587
U.S. Government-sponsored collateralized mortgage obligations	12,112	41	177	11,976
U.S. Government-guaranteed small business administration pools	7,978	—	278	7,700
Total investment securities available-for-sale	$141,589	$78	$4,744	$136,923
Federal Home Loan Bank (FHLB) stock	$2,355	$—	$—	$2,355
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,581	$—	$—	$2,581

The amortized cost and fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$348	$349
Due after one year through five years	135	141
Due after five years through ten years	5,540	5,536
Due after ten years	72,176	74,163
Total	78,199	80,189
U.S. Government-sponsored mortgage-backed and related securities	56,725	56,267
Total investment securities available-for-sale	$134,924	$136,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below sets forth the proceeds and gains or losses realized on available for sale securities sold or called for the periods presented:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Proceeds on securities sold	$—	$—	$13,622	$21,418
Gross realized gains	—	—	82	123
Gross realized losses	—	—	126	144

Investment securities with a carrying value of approximately $60.4 million at September 30, 2019 and $55.1 million at December 31, 2018 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at September 30, 2019:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	264	1	1,336	19	1,600	20
U.S. Government-sponsored mortgage-backed securities	2,604	9	39,976	555	42,580	564
U.S. Government-sponsored collateralized mortgage obligations	1,356	16	4,178	25	5,534	41
U.S. Government-guaranteed small business administration pools	4,143	19	1,012	21	5,155	40
Total	$8,367	$45	$46,502	$620	$54,869	$665

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unrealized losses at September 30, 2019 on the Company’s investments were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	September 30, 2019		December 31, 2018
	Balance	%	Balance	%
Commercial	$77,071	15.8	$112,440	21.9
Commercial real estate	292,150	59.8	303,804	59.0
Residential real estate	89,709	18.4	69,845	13.6
Consumer - home equity	25,578	5.2	25,076	4.9
Consumer - other	3,927	0.8	3,227	0.6
Total loans	$488,435		$514,392

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

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Decreasing
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The provision charged to operations can be allocated to a loan classification either as a positive or negative value as a result of any material changes to: net charge-offs or recovery which influence the historical allocation percentage, qualitative risk factors or loan balances.

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended
	(Amounts in thousands)
September 30, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,717	$2,165	$368	$98	$137	$4,485
Loan charge-offs	—	—	—	—	(37)	(37)
Recoveries	—	—	—	1	12	13
Net loan recoveries (charge-offs)	—	—	—	1	(25)	(24)
Provision charged to operations	84	94	(23)	2	23	180
Balance at end of period	$1,801	$2,259	$345	$101	$135	$4,641

	(Amounts in thousands)
September 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,394	$2,457	$80	$66	$98	$4,095
Loan charge-offs	—	—	—	—	(49)	(49)
Recoveries	—	16	—	1	14	31
Net loan recoveries (charge-offs)	—	16	—	1	(35)	(18)
Provision charged to operations	(123)	128	25	(1)	46	75
Balance at end of period	$1,271	$2,601	$105	$66	$109	$4,152

Nine Months Ended	(Amounts in thousands)
September 30, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,232	$2,414	$314	$115	$123	$4,198
Loan charge-offs	—	—	(29)	—	(146)	(175)
Recoveries	28	—	—	2	53	83
Net loan recoveries (charge-offs)	28	—	(29)	2	(93)	(92)
Provision charged to operations	541	(155)	60	(16)	105	535
Balance at end of period	$1,801	$2,259	$345	$101	$135	$4,641

	(Amounts in thousands)
September 30, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,591	$2,702	$117	$70	$98	$4,578
Loan charge-offs	(1,163)	—	—	—	(126)	(1,289)
Recoveries	—	166	1	5	41	213
Net loan recoveries (charge-offs)	(1,163)	166	1	5	(85)	(1,076)
Provision charged to operations	843	(267)	(13)	(9)	96	650
Balance at end of period	$1,271	$2,601	$105	$66	$109	$4,152

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at September 30, 2019 and December 31, 2018:

	(Amounts in thousands)
September 30, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,222	2,259	345	101	135	4,062
Total ending allowance balance	$1,801	$2,259	$345	$101	$135	$4,641
Loan Portfolio:
Individually evaluated for impairment	$5,061	$2,983	$—	$—	$—	$8,044
Collectively evaluated for impairment	72,010	289,167	89,709	25,578	3,927	480,391
Total ending loans balance	$77,071	$292,150	$89,709	$25,578	$3,927	$488,435

	(Amounts in thousands)
December 31, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,232	2,414	314	115	123	4,198
Total ending allowance balance	$1,232	$2,414	$314	$115	$123	$4,198
Loan Portfolio:
Individually evaluated for impairment	$5,364	$4,340	$—	$—	$—	$9,704
Collectively evaluated for impairment	107,076	299,464	69,845	25,076	3,227	504,688
Total ending loans balance	$112,440	$303,804	$69,845	$25,076	$3,227	$514,392

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

The following tables represent credit exposures by internally assigned grades for September 30, 2019 and December 31, 2018. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table is a summary of credit quality indicators by internally assigned grades as of September 30, 2019 and December 31, 2018:

	(Amounts in thousands)
	Commercial	Commercial real estate
September 30, 2019
Pass	$58,822	$265,054
Special Mention	6,366	23,350
Substandard	11,883	3,746
Doubtful	—	—
Ending Balance	$77,071	$292,150

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2018
Pass	$94,316	$271,370
Special Mention	6,914	25,199
Substandard	11,210	7,235
Doubtful	—	—
Ending Balance	$112,440	$303,804

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

The following table is a summary of consumer credit exposure as of September 30, 2019 and December 31, 2018:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
September 30, 2019
Performing	$89,154	$25,428	$3,925
Nonperforming	555	150	2
Total	$89,709	$25,578	$3,927

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2018
Performing	$69,535	$24,956	$3,227
Nonperforming	310	120	—
Total	$69,845	$25,076	$3,227

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans in foreclosure are considered nonperforming.

The following table is a summary of classes of loans on non-accrual status as of September 30, 2019 and December 31, 2018:

	(Amounts in thousands)
	September 30, 2019	December 31, 2018
Commercial	$1,533	$1,291
Commercial real estate	578	512
Residential real estate	555	310
Consumer:
Consumer - home equity	150	120
Consumer - other	2	—
Total	$2,818	$2,233

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

There were no loans modified as TDR’s during the three and nine month periods ended September 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents, by class, information related to loans modified in a TDR during the periods ending September 30, 2018.

(Dollar amounts in thousands)
	Three Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2018
	Number of contracts	Pre- modification recorded investment	Post- modification recorded investment	Increase in the allowance	Number of contracts	Pre- modification recorded investment	Post- modification recorded investment	Increase in the allowance
Commercial	—	$—	$—	$—	7	$5,373	$4,210	$—
Commercial real estate	—	—	—	—	—	—	—	—
Total restructured loans	—	$—	$—	$—	7	$5,373	$4,210	$—
Subsequently defaulted	—	—			—	—

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

The following table is an aging analysis of the recorded investment of past due loans as of September 30, 2019 and December 31, 2018:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2019
Commercial	$—	$91	$1,533	$1,624	$75,447	$77,071	$—
Commercial real estate	—	—	257	257	291,893	292,150	—
Residential real estate	14	103	540	657	89,052	89,709	—
Consumer:
Consumer - home equity	15	—	125	140	25,438	25,578	—
Consumer - other	11	—	2	13	3,914	3,927	—
Total	$40	$194	$2,457	$2,691	$485,744	$488,435	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2018
Commercial	$14	$—	$1,291	$1,305	$111,135	$112,440	$—
Commercial real estate	—	—	167	167	303,637	303,804	—
Residential real estate	36	182	257	475	69,370	69,845	—
Consumer:
Consumer - home equity	—	141	25	166	24,910	25,076	—
Consumer - other	17	—	—	17	3,210	3,227	—
Total	$67	$323	$1,740	$2,130	$512,262	$514,392	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at September 30, 2019 and December 31, 2018. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and nine months ended September 30, 2019 and 2018.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2019
With no related allowance recorded:
Commercial	$4,077	$5,023	$—
Commercial real estate	2,983	2,983	—
With an allowance recorded:
Commercial	984	984	579
Commercial real estate	—	—	—
Total:
Commercial	$5,061	$6,007	$579
Commercial real estate	$2,983	$2,983	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018
With no related allowance recorded:
Commercial	$5,364	$6,411	$—
Commercial real estate	4,340	4,340	—
With an allowance recorded:
Commercial	—	—	—
Commercial real estate	—	—	—
Total:
Commercial	$5,364	$6,411	$—
Commercial real estate	$4,340	$4,340	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2019
With no related allowance recorded:
Commercial	$4,074	$39	$4,395	$258
Commercial real estate	3,049	45	3,157	156
With an allowance recorded:
Commercial	984	—	769	—
Commercial real estate	—	—	—	—
Total:
Commercial	$5,058	$39	$5,164	$258
Commercial real estate	$3,049	$45	$3,157	$156

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2018
With no related allowance recorded:
Commercial	$5,456	$7	$3,846	$18
Commercial real estate	4,481	71	4,401	283
With an allowance recorded:
Commercial	—	—	1,214	46
Commercial real estate	—	—	—	—
Total:
Commercial	$5,456	$7	$5,060	$64
Commercial real estate	$4,481	$71	$4,401	$283

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (amounts in thousands)	$1,945	$1,972	$5,378	$6,811

Weighted average common shares outstanding	4,351,801	4,338,498	4,341,858	4,367,035
Net effect of dilutive common share equivalents	7,894	6,344	7,279	6,163
Adjusted average shares outstanding-dilutive	4,359,695	4,344,842	4,349,137	4,373,198

Basic earnings per share	$0.45	$0.46	$1.24	$1.56
Diluted earnings per share	$0.45	$0.46	$1.24	$1.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at September 30, 2019 and December 31, 2018 were 3.57% and 4.24%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	September 30, 2019	December 31, 2018
Commitments to extend credit:
Fixed rate	$32,061	$31,225
Variable rate	75,749	74,050
Standby letters of credit	3,660	3,455

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	September 30, 2019	December 31, 2018
Overdraft protection available on depositors' accounts	$8,235	$8,708
Balance of overdrafts included in loans	96	116
Average daily balance of overdrafts	112	104
Average daily balance of overdrafts as a percentage of available	1.36%	1.19%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At September 30, 2019, based on the contract values, the Company had two U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $2.9 million, whereas none was required at December 31, 2018.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	September 30, 2019	December 31, 2018	Interest Rate Paid	Interest Rate Received	September 30, 2019	December 31, 2018
Customer interest rate swap
Maturing in 2020	$2,337	$2,410	1 Mo. Libor + Margin	Fixed	$5	$(30)
Maturing in 2025	4,652	4,930	1 Mo. Libor + Margin	Fixed	178	(28)
Maturing in 2026	1,853	1,946	1 Mo. Libor + Margin	Fixed	40	(64)
Maturing in 2027	13,472	13,790	1 Mo. Libor + Margin	Fixed	880	(54)
Maturing in 2028	6,152	6,395	1 Mo. Libor + Margin	Fixed	673	268
Maturing in 2029	3,753	—	1 Mo. Libor + Margin	Fixed	62	—
Maturing in 2033	1,125	—	1 Mo. Libor + Margin	Fixed	96	—
Total	$33,344	$29,471			$1,934	$92

Third party interest rate swap
Maturing in 2020	$2,337	$2,410	Fixed	1 Mo. Libor + Margin	$(5)	$30
Maturing in 2025	4,652	4,930	Fixed	1 Mo. Libor + Margin	(178)	28
Maturing in 2026	1,853	1,946	Fixed	1 Mo. Libor + Margin	(40)	64
Maturing in 2027	13,472	13,790	Fixed	1 Mo. Libor + Margin	(880)	54
Maturing in 2028	6,152	6,395	Fixed	1 Mo. Libor + Margin	(673)	(268)
Maturing in 2029	3,753	—	Fixed	1 Mo. Libor + Margin	(62)	—
Maturing in 2033	1,125	—	Fixed	1 Mo. Libor + Margin	(96)	—
Total	$33,344	$29,471			$(1,934)	$(92)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2019
Interest rate derivatives	Other assets	$1,934	Other liabilities	$1,934

December 31, 2018
Interest rate derivatives	Other assets	$92	Other liabilities	$92

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

The following table presents the assets reported on the consolidated balance sheets, on a recurring basis, at their fair value as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at September 30, 2019 Using
Description	September 30, 2019	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$3,349	$—	$3,349	$—
Obligations of states and political subdivisions	69,984	—	69,984	—
U.S. Government-sponsored mortgage-backed securities	46,704	—	46,704	—
U.S. Government-sponsored collateralized mortgage obligations	9,563	—	9,563	—
U.S. Government-guaranteed small business administration pools	6,856	—	6,856	—
Loans held for sale	4,988	4,988	—	—
Interest rate derivatives	1,934	—	1,934	—

LIABILITIES
Interest rate derivatives	$1,934	$—	$1,934	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2018 Using
Description	December 31, 2018	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$9,002	$—	$9,002	$—
Obligations of states and political subdivisions	51,658	—	51,658	—
U.S. Government-sponsored mortgage-backed securities	56,587	—	56,587	—
U.S. Government-sponsored collateralized mortgage obligations	11,976	—	11,976	—
U.S. Government-guaranteed small business administration pools	7,700	—	7,700	—
Loans held for sale	1,040	1,040	—	—
Interest rate derivatives	92	—	92	—

LIABILITIES
Interest rate derivatives	$92	$—	$92	$—

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2019 and 2018. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	Trust preferred securities	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$—	$—	$—	$895
Net realized/unrealized losses included in:
Noninterest income	—	—	—	—
Other comprehensive income (loss)	—	—	—	723
Discount accretion (premium amortization)	—	—	—	—
Sales	—	—	—	(1,618)
Purchases, issuance, and settlements	—	—	—	—
Ending balance	$—	$—	$—	$—
Losses included in net income for the period relating to assets held at period end	$—	$—	$—	$—

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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	(Amounts in thousands)
	September 30, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$20,508	$20,508	$—	$—	$20,508
Investment securities available-for-sale	136,456	—	136,456	—	136,456
Loans held for sale	4,988	4,988	—	—	4,988
Loans	483,794	—	—	489,799	489,799
Bank-owned life insurance	17,672	17,672	—	—	17,672
Accrued interest receivable	2,228	2,228	—	—	2,228
Interest rate derivatives	1,934	—	1,934	—	1,934

LIABILITIES:
Demand, savings and money market deposits	$440,104	$440,104	$—	$—	$440,104
Time deposits	147,024	—	—	148,543	148,543
Securities sold under agreements to repurchase	1,307	1,307	—	—	1,307
Federal Home Loan Bank advances - long term	19,000	—	—	19,028	19,028
Subordinated debt	5,155	—	—	4,668	4,668
Accrued interest payable	624	624	—	—	624
Interest rate derivatives	1,934	—	1,934	—	1,934

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$19,692	$19,692	$—	$—	$19,692
Investment securities available-for-sale	136,923	—	136,923	—	136,923
Loans held for sale	1,040	1,040	—	—	1,040
Loans	510,194	—	—	513,103	513,103
Bank-owned life insurance	15,711	15,711	—	—	15,711
Accrued interest receivable	2,255	2,255	—	—	2,255
Interest rate derivatives	92	—	92	—	92

LIABILITIES:
Demand, savings and money market deposits	$483,054	$483,054	$—	$—	$483,054
Time deposits	121,365	—	—	122,295	122,295
Short term borrowings	2,206	2,206	—	—	2,206
Federal Home Loan Bank advances - short term	12,000	—	—	11,987	11,987
Federal Home Loan Bank advances - long term	16,000	—	—	15,880	15,880
Subordinated debt	5,155	—	—	4,620	4,620
Accrued interest payable	371	371	—	—	371
Interest rate derivatives	92	—	92	—	92

The following table presents quantitative information about the Level 3 significant inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2019. There were no such Level 3 measurements at December 31, 2018.

	(Amounts in thousands)
	Fair value at September 30, 2019	Valuation Technique	Significant Unobservable Input	Range of Inputs
Impaired loans	$405	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Loss:

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and nine months ended September 30, 2019 and 2018:

	(Amounts in thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)
Beginning balance	$(183)	$44	$(4,178)	$65	$(3,686)	$30	$(1,787)	$(38)
Other comprehensive income (loss) before reclassification	1,393	7	(1,103)	(8)	4,861	21	(3,511)	95
Amount reclassified from accumulated other comprehensive income or loss	—	—	—	—	35	—	17	—
Total other comprehensive income (loss)	1,393	7	(1,103)	(8)	4,896	21	(3,494)	95
Ending balance	$1,210	$51	$(5,281)	$57	$1,210	$51	$(5,281)	$57

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	Amount reclassified from accumulated other comprehensive income (a)	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive income (a)	Amount reclassified from accumulated other comprehensive loss (a)	Affected line item in the statement where net income is presented
Details about other comprehensive income or loss:
Unrealized gains on available- for-sale securities	$—	$—	$(44)	$(21)	Investment securities available-for-sale losses, net
	—	—	9	4	Federal income tax expense
	$—	$—	$(35)	$(17)

(a)	Amounts in parentheses indicate debits to net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$815	$784	$831	$876
Expense recorded	(13)	6	(15)	17
Other comprehensive loss (income) recorded	(7)	8	(21)	(95)
Ending balance	$795	$798	$795	$798

12.) Stock Repurchase Program:

On January 23, 2018, the Company’s Board of Directors approved a new program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,136 shares outstanding at January 23, 2018, of the Company’s outstanding common stock. On May 22, 2018 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the January 23, 2018 plan by 200,000 shares bringing the total to 300,000 shares authorized. Both of these programs terminated on December 31, 2018.  The Company purchased 80,944 shares under this program. On December 18, 2018, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 300,000 shares, or approximately 6.9% of the 4,349,624 outstanding shares of common stock effective December 18, 2018. This program will terminate on December 31, 2019, or upon purchase of 300,000 shares if earlier or at any time without prior notice. To date, no shares have been repurchased under this program. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on September 30, 2019, the remaining authorization to repurchase the stock for the program is approximately $6.6 million.

13.) Securities Sold Under Agreements to Repurchase:

The following table provides additional detail regarding repurchase agreements:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At September 30, 2019	At December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$3,007	$3,066
Total collateral carrying value	$3,007	$3,066
Total repurchase agreements	$1,307	$2,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.) Equity Compensation:

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first nine months of 2019, 30,156 shares were granted to employees under the plan, compared to 12,593 shares being granted under the plan in the first nine months of 2018. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first nine months of 2019 and 2018, compensation expense of $627,000 and $144,000, respectively, was recorded in the Consolidated Statements of Income. In the third quarters of 2019 and 2018, compensation expense of $126,000 and $58,000, respectively, was recorded in the Consolidated Statements of Income. As of September 30, 2019, there was $365,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan can vest immediately and/or on the anniversary of the award date from one to three years out if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 8.9 months.

Granted shares are awarded upon a combination of service and achievement of performance objectives derived from one or more of the performance criteria. The main metrics used for the periods presented were three-year earnings per share growth and three-year total shareholder return ranked versus a peer group.

The following is the activity under the Omnibus Equity Plan during the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	23,591	$19.67
Granted	30,156	22.58
Vested	(26,821)	20.81
Forfeited	—	—
Nonvested at September 30, 2019	26,926	$21.79

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 1,525 Board approved shares granted in the first nine months of 2019, and there were 989 Board approved shares granted under the plan in the first nine months of 2018. In the first nine months of 2019, there was $34,000 expense recorded in the Consolidated Statements of Income, and there was $22,000 expense recorded in the first nine months of 2018. There was no expense recorded in the third quarter of 2019 and 2018.

15.) Leases:

Operating leases in which we are the lessee are recorded as operating lease Right of Use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on our consolidated balance sheets. We do not currently have any significant finance leases in which we are the lessee. Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. We elected to adopt the transition method, which uses a modified retrospective transition approach. ROU assets and operating lease liabilities are recognized as of the date of adoption based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date of initial application. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income and other comprehensive income. Our leases relate primarily to office space and bank branches with remaining lease terms of generally 5 to 10 years. Certain lease arrangements contain extension options which typically range from 5 to 15 years at the then fair market rental rates. As these extension options are generally considered reasonably certain of exercise, they are included in the lease term. As of September 30, 2019, operating lease ROU assets and liabilities were $2.0 million.  For year ended and quarter ended September 30, 2019, we recognized $202,000 and $69,000 in operating lease cost, $186,000 and $64,000 is operating cash flows from operating leases and $16,000 and $5,000 in non-cash expense amortization of the ROU asset and the implicit interest, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes other information related to our operating leases:

September 30, 2019
Weighted-average remaining lease term-operating leases in years	15.56
Weighted-average discount rate - operating leases	3.14%

The following table presents aggregate lease maturities and obligations as of September 30, 2019:

(Amounts in thousands)
September 30, 2019
2019	$62
2020	231
2021	155
2022	155
2023	157
2024 and thereafter	1,666
Total lease payments	2,426
Less: interest	482
Present value of lease liabilities	$1,944

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	SEPTEMBER 30, 2019			DECEMBER 31, 2018			SEPTEMBER 30, 2018
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$13,170	$235	2.38%	$8,564	$162	1.89%	$8,772	$122	1.85%
Investment securities (1) (2) (3)	140,688	3,000	2.85%	148,938	4,121	2.77%	149,963	3,076	2.74%
Loans (1) (2) (3)	489,816	19,254	5.25%	473,527	23,830	5.03%	469,292	17,340	4.93%
Total interest-earning assets	643,674	$22,489	4.67%	631,029	$28,113	4.46%	628,027	$20,538	4.37%
Cash and due from banks	7,490			7,277			7,250
Bank premises and equipment	10,342			9,089			9,026
Other assets	30,563			25,111			25,508
Total noninterest-earning assets	48,395			41,477			41,784
Total assets	$692,069			$672,506			$669,811
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$194,953	$1,386	0.95%	$197,856	$1,378	0.70%	$197,783	$984	0.67%
Savings	110,505	75	0.09%	112,508	97	0.09%	113,130	72	0.09%
Time	140,056	2,146	2.05%	120,986	2,052	1.70%	121,186	1,492	1.65%
Total interest-bearing deposits	445,514	3,607	1.08%	431,350	3,527	0.82%	432,099	2,548	0.79%
Other borrowings	24,473	403	2.20%	35,866	667	1.86%	35,150	461	1.75%
Subordinated debt	5,155	157	4.01%	5,155	189	3.61%	5,155	138	3.53%
Total interest-bearing liabilities	475,142	$4,167	1.17%	472,371	$4,383	0.93%	472,404	$3,147	0.89%
Demand deposits	135,033			128,571			126,243
Other liabilities	12,593			10,044			9,871
Shareholders' equity	69,301			61,520			61,293
Total liabilities and shareholders' equity	$692,069			$672,506			$669,811
Net interest income		$18,322			$23,730			$17,391
Net interest rate spread (4)			3.50%			3.53%			3.48%
Net interest margin (5)			3.80%			3.76%			3.70%
Ratio of interest-earning assets to interest-bearing liabilities			1.35			1.34			1.33

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2019 and 2018 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $4,000 and $270,000, respectively, for September 30, 2019, $7,000 and $357,000, respectively, for December 31, 2018; and $4,000 and $274,000, respectively, for September 30, 2018.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	SEPTEMBER 30, 2019			JUNE 30, 2019			SEPTEMBER 30, 2018
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$13,690	$90	2.62%	$16,920	$87	2.04%	$7,760	$41	2.09%
Investment securities (1) (2) (3)	139,476	981	2.84%	139,737	987	2.82%	147,852	997	2.70%
Loans (1) (2) (3)	487,793	6,258	5.11%	484,648	6,411	5.30%	475,780	6,010	5.03%
Total interest-earning assets	640,959	$7,329	4.56%	641,305	$7,485	4.67%	631,392	$7,048	4.45%
Cash and due from banks	7,607			7,570			7,128
Bank premises and equipment	10,519			10,464			9,008
Other assets	35,336			29,947			24,473
Total non-interest-earning assets	53,462			47,981			40,609
Total assets	$694,421			$689,286			$672,001
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$187,623	$457	0.97%	$189,596	$455	0.96%	$193,999	$366	0.75%
Savings	110,504	26	0.09%	110,070	25	0.09%	111,536	24	0.09%
Time	145,123	755	2.06%	140,719	728	2.08%	118,557	519	1.74%
Total interest-bearing deposits	443,250	1,238	1.11%	440,385	1,208	1.10%	424,092	909	0.85%
Other borrowings	21,536	114	2.10%	24,388	138	2.26%	38,211	189	1.96%
Subordinated debt	5,155	50	3.81%	5,155	53	4.03%	5,155	50	3.79%
Total interest-bearing liabilities	469,941	$1,402	1.18%	469,928	$1,399	1.19%	467,458	$1,148	0.97%
Demand deposits	137,721			137,552			132,509
Other liabilities	14,092			12,649			9,510
Shareholders' equity	72,667			69,157			62,524
Total liabilities and shareholders' equity	$694,421			$689,286			$672,001
Net interest income		$5,927			$6,086			$5,900
Net interest rate spread (4)			3.38%			3.48%			3.48%
Net interest margin (5)			3.70%			3.80%			3.73%
Ratio of interest-earning assets to interest-bearing liabilities			1.36			1.36			1.35

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2019 and 2018 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $1,000 and $104,000, respectively, for September 30, 2019, $1,000 and $83,000, respectively, for June 30, 2019; and $1,000 and $85,000, respectively, for September 30, 2018.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
Unaudited	2019	2019	2019	2018	2018
SUMMARY OF OPERATIONS
Total interest income	$7,224	$7,401	$7,590	$7,489	$6,962
Total interest expense	(1,402)	(1,399)	(1,366)	(1,236)	(1,148)
NET INTEREST INCOME (NII)	5,822	6,002	6,224	6,253	5,814
Provision for loan losses	(180)	(180)	(175)	(75)	(75)
NII after loss provision	5,642	5,822	6,049	6,178	5,739
Investment securities losses	—	(44)	—	—	—
Mortgage banking gains	492	344	337	203	272
Other income	935	752	867	752	876
Total non-interest expense	(4,761)	(5,339)	(4,752)	(4,643)	(4,529)
Income before tax expense	2,308	1,535	2,501	2,490	2,358
Federal income tax expense	363	207	396	466	386
Net income	$1,945	$1,328	$2,105	$2,024	$1,972

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.45	$0.30	$0.49	$0.47	$0.46
Book value	16.93	16.25	15.70	14.92	14.22
Cash dividends declared per share	0.11	0.11	0.16	0.11	0.16

BALANCE SHEET DATA
Assets	$700,621	$690,683	$685,496	$714,666	$681,304
Investments	139,291	139,071	138,953	139,504	140,426
Loans	488,435	477,946	482,313	514,392	481,914
Allowance for loan losses	4,641	4,485	4,340	4,198	4,152
Deposits	587,128	576,914	571,576	604,419	561,206
Borrowings	25,462	28,830	33,793	35,361	46,155
Shareholders' equity	74,153	71,164	68,319	64,918	62,045

AVERAGE BALANCES
Assets	$694,421	$689,286	$692,479	$680,501	$672,001
Investments	139,476	139,737	142,890	145,895	147,852
Loans	483,590	480,474	495,356	484,856	474,113
Deposits	580,971	577,937	582,752	564,605	556,601
Borrowings	26,691	29,543	32,718	43,142	43,366
Shareholders' equity	72,667	69,157	66,028	62,190	62,524

ASSET QUALITY RATIOS
Net charge-offs	$(24)	$(35)	$(33)	$(29)	$(18)
Net charge-offs as a percentage of average total loans	(0.02)%	(0.03)%	(0.03)%	(0.02)%	(0.02)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.55%	0.56%	0.38%	0.41%	0.55%
Nonperforming loans	$9,118	$8,992	$8,787	$10,140	$10,368
Total nonperforming assets	$9,118	$8,992	$8,787	$10,140	$10,368
Nonperforming assets as a percentage of:
Total assets	1.30%	1.30%	1.28%	1.42%	1.52%
Equity plus allowance for loan losses	11.57	11.89	12.09	14.67	15.66
Tier I capital	11.71	11.78	11.70	13.78	14.35

FINANCIAL RATIOS
Return on average equity	10.71%	7.68%	12.75%	13.02%	12.62%
Return on average assets	1.12	0.77	1.22	1.19	1.17
Efficiency ratio	64.74	74.34	63.69	63.66	64.26
Effective tax rate	15.73	13.49	15.83	18.71	16.37
Net interest margin	3.70	3.80	3.90	3.95	3.73

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

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of September 30, 2018 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2018. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	September 30, 2019	December 31, 2018	September 30, 2018
Loans:
Commercial	$77,071	$112,440	$72,978
Commercial real estate	292,150	303,804	310,019
Residential real estate	89,709	69,845	69,870
Consumer - home equity	25,578	25,076	25,654
Consumer - other	3,927	3,227	3,393
Total loans	$488,435	$514,392	$481,914
Total earning assets	$644,739	$663,295	$634,514
Total assets	$700,621	$714,666	$681,304
Deposits:
Noninterest-bearing deposits	$138,537	$136,886	$133,643
Interest-bearing demand deposits	301,567	346,168	306,856
Time deposits	147,024	121,365	120,707
Total deposits	$587,128	$604,419	$561,206
Total interest-bearing liabilities	$474,053	$502,894	$473,718

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $644.7 million at September 30, 2019, a decrease of 2.8% from the December 31, 2018 balance of $663.3 million. The decrease from December 31, 2018 was mainly due to a decrease in loans of $26.0 million, a decrease of $467,000 in investment securities available-for-sale and an increase in interest-earning deposits of $3.7 million.  Earning assets increased 1.6% from the September 30, 2018 balance of $634.5 million, which was due mainly to an increase in loans of $6.5 million and an increase in interest-earning deposits of $928,000 offset by a decrease in investment securities available-for-sale of $1.4 million. Total assets of $700.6 million at September 30, 2019 decreased by $14.0 million, or 2.0%, from the asset total of $714.7 million at December 31, 2018, and increased $19.3 million, or 2.8%, from the asset total of $681.3 million at September 30, 2018.

At September 30, 2019, the investment securities available-for-sale portfolio was $136.5 million compared to $136.9 million at December 31, 2018, a decrease of $467,000, or 0.3%. Investment securities available-for-sale represented 21.2% of earning assets at September 30, 2019, compared to 20.6% at December 31, 2018. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 23.2% of each deposit dollar at September 30, 2019, up from year-end at 22.7%.

The investment securities available-for-sale portfolio had net unrealized gains, net of tax, of $1.2 million at September 30, 2019 and net unrealized losses, net of tax of $3.7 million at December 31, 2018. The decrease in unrealized losses is reflective of the decline in interest rates during 2019 and its effect on securities valuation.

Loans held for sale increased by $4.0 million to $5.0 million at September 30, 2019 from $1.0 million at December 31, 2018, reflecting variation of the mortgage loan processing and origination activity.

Total loans at September 30, 2019 were $488.4 million compared to $514.4 million at December 31, 2018, a 5.1% decrease, and $481.9 million at September 30, 2018, a 1.4% increase. Year-end loan balances included 60-day or less term commercial loans totaling $40.9 million that closed in December 2018 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2019. Excluding these seasonal loans at December 31, 2018, total loans actually increased $14.9 million, or 3.2% through September 30, 2019. The Company continues its objective of shifting its asset mix into in-market commercial loans with the intent of improving net interest margin. Total gross loans as a percentage of earning assets stood at 75.8% as of September 30, 2019, 77.6% as of December 31, 2018, and 76.0% as of September 30, 2018. The total loan-to-deposit ratio was 83.2% at September 30, 2019 and 85.1% at December 31, 2018 and 85.9% September 30, 2018.

The allowance for loan losses of $4.6 million, $4.2 million and $4.2 million, respectively, represented approximately 0.9% of outstanding loans at both September 30, 2019 and 2018, and 0.8% at December 31, 2018.

During the first nine months, loan charge-offs were $175,000 in 2019 compared to $1.3 million for the same period in 2018, while the recovery of previously charged-off loans amounted to $83,000 in 2019 and $213,000 in 2018. The net charge-offs represent 3 basis points of average loans for 2019 and 31 basis points for 2018. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. In the first three months of 2018 there was a commercial charge off related to loans to one customer that were restructured with a new borrower with no principal forgiveness, but with a substantial concession in interest rate. The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest. The charged off amount of $1.2 million was recorded as loan discount. As loan payments are made, interest is recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated on these loans at December 31, 2017. Nonaccrual loans were $2.8 million at September 30, 2019, $2.2 million at December 31, 2018 and $2.3 million at September 30, 2018 or 0.6%, 0.4% and 0.5%, respectively, of total loans.

Bank-owned life insurance had a cash surrender value of $17.7 million at September 30, 2019 and $15.7 million at December 31, 2018. The increase from year end is due mainly to an insurance purchase of $2.1 million. Comprising approximately 21% of Tier 1capital plus the allowance for loan losses, management may consider additional insurance purchases not to exceed a 25% ratio.

Other assets increased to $22.6 million at September 30, 2019 from $18.3 million at December 31, 2018. In 2019, we recognized an operating lease right-of-use ("ROU") asset of $2.0 million as a result of implementing ASU 2016-02 "Leases” with offsetting operating lease liability of $2.0 million. Refer to footnote 15. As of September 30, 2019, a $5.9 million investment in partnership funds is included in other assets compared to $5.3 million at December 31, 2018, with an offsetting $3.4 million at September 30, 2019 and $2.9 million at December 31, 2018 in other liabilities, which is the commitment to fund these affordable housing investments. Also included in other assets is a partnership investment of $7.6 million into a privately managed pooled fund of small business administration loans at September 30, 2019 and $6.0 million at December 31, 2018. Both of these investments are intended to satisfy Community Reinvestment Act requirements.

Noninterest-bearing deposits measured $138.5 million at September 30, 2019 compared to $136.9 million at December 31, 2018 and $133.6 million at September 30, 2018. Interest-bearing deposits decreased $18.9 million to $448.6 million at September 30, 2019 from $467.5 million at December 31, 2018 and increased $21.0 million from $427.6 million at September 30, 2018. The decrease in interest-bearing deposits from year end reflects segregated money market deposit accounts with the Bank which fully collateralized $40.9 million in 60-day or less term commercial loans that closed in December 2018. The loans matured and the deposits withdrew in the first quarter of 2019. Absent the collateral deposits, interest-bearing deposits increased $22.0 million, or 5.2%, over the first nine months of 2019.

Federal Home Loan Bank advances and short-term borrowings decreased by $9.9 million to $20.3 million at September 30, 2019 from $30.2 million at December 31, 2018. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Wholesale deposits, when cheaper than FHLB funds, are sometimes used in lieu of borrowings as has been the case throughout 2019. Other liabilities measured $13.9 million at September 30, 2019 and $10.0 million at December 31, 2018. Included is the operating lease liability and the commitment to fund the affordable housing investments described above.

The Company’s total shareholders’ equity measured $74.2 million at September 30, 2019 and $64.9 million on December 31, 2018. A decrease in unrealized securities losses, which are recorded in shareholders’ equity net of tax, added to the growth in capital. The Company’s capital continues to meet the requirements to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.38 per share were paid to shareholders in the first nine months of 2019, (including the special $.05), equal to cash dividends paid in the first nine months of 2018. Cash dividends of $0.11 per share were paid to shareholders in the third quarter of 2019 and $0.16 in the same quarter of 2018.

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

At September 30, 2019 and December 31, 2018, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$72,893	12.69%	$29,446	4.5%	N/A	N/A
Bank	69,505	12.16%	29,287	4.5%	$37,144	6.5%
Tier 1 capital (to risk-weighted assets)
Company	77,893	13.56%	38,064	6.0%	N/A	N/A
Bank	69,505	12.16%	37,858	6.0%	45,716	8.0%
Total capital (to risk-weighted assets)
Company	82,618	14.38%	49,556	8.0%	N/A	N/A
Bank	80,230	14.04%	49,287	8.0%	57,145	10.0%
Tier 1 capital (to average assets)
Company	77,893	11.23%	27,752	4.0%	N/A	N/A
Bank	69,505	10.07%	27,613	4.0%	34,516	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$68,574	12.01%	$25,700	4.5%	N/A	N/A
Bank	64,928	11.44%	25,548	4.5%	$36,903	6.5%
Tier 1 capital (to risk-weighted assets)
Company	73,574	12.88%	34,267	6.0%	N/A	N/A
Bank	64,928	11.44%	34,064	6.0%	45,419	8.0%
Total capital (to risk-weighted assets)
Company	77,856	13.63%	45,689	8.0%	N/A	N/A
Bank	75,210	13.25%	45,419	8.0%	56,774	10.0%
Tier 1 capital (to average assets)
Company	73,574	10.72%	27,452	4.0%	N/A	N/A
Bank	64,928	9.51%	27,304	4.0%	34,130	5.0%

The Company had $5.0 million of trust preferred securities at both September 30, 2019 and December 31, 2018 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at September 30, 2019 and December 31, 2018.

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

Core earnings, which exclude certain non-recurring items, increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Core earnings for the first nine months of 2019 were $5.3 million, or $1.23 per share, compared to $5.3 million, or $1.21 per share, for the first nine months of 2018. Core earnings for the third quarter of 2019 were $1.9 million, or $0.45 per share, compared to $2.0 million, or $0.46 per share, for the third quarter of 2018.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP earnings	$1,945	$1,972	$5,378	$6,811
Gain recognized on Bank Owned Life Insurance (tax free)*	—	—	(51)	(1,548)
Core earnings	$1,945	$1,972	$5,327	$5,263
GAAP earnings per share	$0.45	$0.46	$1.24	$1.56
Gain recognized on Bank Owned Life Insurance (tax free)*	—	—	(0.01)	(0.35)
Core earnings per share	$0.45	$0.46	$1.23	$1.21

*	This is the amount of proceeds received on life insurance policies upon the death of former directors or officers that exceeded the cash value of the policies.

Analysis of Net Interest Income

	(Amounts in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net interest income	$5,822	$5,814	$18,048	$17,113
Tax equivalent income adjustment for investment securities	104	85	270	274
Tax equivalent income adjustment for loans	1	1	4	4
Net interest income on a fully taxable equivalent basis	$5,927	$5,900	$18,322	$17,391
Interest and dividends on investment securities	$877	$912	$2,730	$2,802
Tax equivalent income adjustment for investment securities	104	85	270	274
Investment securities income on a fully taxable equivalent basis	$981	$997	$3,000	$3,076
Interest and fees on loans	$6,257	$6,009	$19,250	$17,336
Tax equivalent income adjustment for loans	1	1	4	4
Loan income on a fully taxable equivalent basis	$6,258	$6,010	$19,254	$17,340

Nine months ended September 30, 2019 and 2018

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $18.3 million for September 30, 2019 and $17.4 million for September 30, 2018. The resulting net interest margin was 3.80% for September 30, 2019 and 3.70% for September 30, 2018.

The increase in interest income, on a fully taxable equivalent basis, of $2.0 million is the product of a 2.5% year-over-year increase in average earning assets and a 30 basis point increase in yield. The increase in interest expense of $1.0 million was a product of a 28 basis point increase in rates paid and a 0.6% increase in average interest-bearing liabilities. The net result was a 5.4% increase in net interest income on a fully taxable equivalent basis, and a 10 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $76,000, or 2.5%. The average invested balances in these securities decreased by $9.3 million, or 6.2%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 11 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans increased by $1.9 million, or 11.0%, for September 30, 2019 compared to the same period in 2018. A $20.5 million increase in the average balance of the loan portfolio, or 4.4%, was accompanied by a 32 basis point increase in the portfolio’s tax equivalent yield. The four rate increases in 2018 by the Federal Open Market Committee (FOMC) aggregating to 100 basis points has now been tempered with two rate reductions in the current quarter. Coupled with strong competition for good credits, there is continued downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances.

Other interest income increased by $113,000, or 92.6%, from the same period a year ago. The average balance of interest-earning deposits increased by $4.4 million, or 50.1%. The yield increased by 53 basis points from 2018 to 2019, reflecting the aggregate net increases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts decreased by $2.8 million, or 1.4%, for the nine months ended September 30, 2019 compared to the same period of 2018, while average savings balances decreased by $2.6 million, or 2.3%. Total interest paid on interest-bearing demand deposits and money market accounts was $1.4 million, a $402,000 increase from last year. The cost increased 28 basis points from the nine months ended September 30, 2018 to September 30, 2019. The reduction in money market accounts occurred in the wholesale arena where the average balance declined $8 million.  Promotional rates offered on money market products, along with the continuing marketing of the Kasasa suite of products, drew in core deposits, thus producing an increase in the demand balances. Total interest paid on savings accounts was $75,000, an increase of $3,000 from last year. The average rate paid on savings accounts was 0.09% for both of the nine months ended September 30, 2019 and 2018. The average balance of time deposit products increased by $18.9 million, or 15.6%, as the average rate paid increased by 40 basis points, from 1.65% to 2.05%. Interest expense increased on time deposits by $654,000 from the prior year. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts, but beneficial versus rates on borrowings. Wholesale time deposits comprised $8 million of the $19 million increase over 2018.

Average borrowings and subordinated debt decreased by $10.7 million while the average rate paid increased by 54 basis points. Cost of borrowings rose in tandem with the Federal funds rate, resulting in higher interest expense, despite lower borrowing levels. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives.

With an expectation of continued rate reductions by the FOMC, wholesale and borrowing rates will reprice lower, while deposit rates may show modest decline.

Three months ended September 30, 2019 and 2018

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.9 million for both quarters ended September 30, 2019 and 2018. The resulting net interest margin was 3.70% for September 30, 2019 and 3.73% for September 30, 2018.

The increase in interest income, on a fully taxable equivalent basis, of $281,000 is the product of a 1.5% year-over-year increase in average earning assets and a 11 basis point increase in yield. The increase in interest expense of $254,000 was a product of a 21 basis point increase in rates paid and a 0.5% increase in average interest-bearing liabilities. The net result was a 0.5% increase in net interest income on a fully taxable equivalent basis, and a 3 basis point decrease in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $16,000, or 1.6%. The average invested balances in these securities decreased by $8.4 million, or 5.7%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 14 basis point increase in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans increased by $248,000, or 4.1%, for September 30, 2019 compared to the same period in 2018. A $12.0 million increase in the average balance of the loan portfolio, or 2.5%, was accompanied by an 8 basis point increase in the portfolio’s tax equivalent yield. The four rate increases in 2018 by the Federal Open Market Committee (FOMC) aggregating to 100 basis points has now been tempered with two rate reductions in the current quarter. Coupled with strong competition for good credits, there is continued downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances.

Other interest income increased by $49,000, or 119.5%, from the same period a year ago. The average balance of interest-earning deposits increased by $5.9 million, or 76.4%. The yield increased by 53 basis points from 2018 to 2019, reflecting the net increase in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts decreased by $6.4 million, or 3.3%, for the quarter ended September 30, 2019 compared to the same period of 2018, while average savings balances decreased by $1.0 million, or 0.9%. Total interest paid on interest-bearing demand deposits and money market accounts was $457,000, a $91,000 increase from last year. The cost increased 22 basis points from the quarter ended September 30, 2018 to September 30, 2019. The reduction in money market accounts occurred in the wholesale arena where the average balance declined $14 million. Promotional rates offered on money market products, along with the continuing marketing of the Kasasa suite of products, drew in core deposits, thus producing an increase in the demand balances. Total interest paid on savings accounts was $26,000, an increase of $2,000 from last year. The average rate paid on savings accounts was 0.09% for both of the quarters ended September 30, 2019 and 2018. The average balance of time deposit products increased by $26.6 million, or 22.4%, as the average rate paid increased by 32 basis points, from 1.74% to 2.06%. Interest expense increased on time deposits by $236,000 from the prior year. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts, but beneficial versus rates on borrowings. Wholesale time deposits comprised $14 million of the $26.6 million increase over 2018.

Average borrowings and subordinated debt decreased by $16.7 million while the average rate paid increased by 25 basis points. Cost of borrowings continues to rise in tandem with the Federal funds rate, resulting in higher interest expense, despite lower borrowing levels. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Nine Months Ended September 30, 2019 and 2018

During the first nine months of both 2019 and 2018, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2019 and 2018, and has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Past due loans, potential problem loans, as well as loans on non-accrual have all been stable, helping to require a provision of $535,000 in the first nine months of 2019, which is higher than the $92,000 net charge-offs, providing allocation to a specific reserve. A provision of 650,000 was recorded in the first nine months of 2018 which is lower than the net charge-off of $1.1 million (of which previously had a specific reserve of $625,000). Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income decreased by $1.1 million, or 22.3%, for September 30, 2019 compared to September 30, 2018.

Losses on securities called and net losses on the sale of available-for-sale investment securities increased by $23,000 in the first nine months of 2019 from a year ago, reflecting a minimal level of securities transactions.

For the first nine months of 2019, fees for customer services decreased by $7,000, or 0.4%, from the same period a year ago, driven by customer transactions on deposit accounts.  Mortgage banking gains increased by $402,000 in 2019 compared to 2018, reflective of the increase in margin on loan sales. Earnings on bank-owned life insurance decreased by $1.5 million, the difference being the proceeds received on a policy upon the death of a former executive exceeding the cash value of the policy by $1.6 million in 2018. Other sources of non-interest income increased by $68,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first nine months were $14.9 million in 2019 compared to $13.4 million in 2018, an increase of $1.4 million, or 10.5%. During the first nine months of 2019, expenditures for salaries and employee benefits increased by $777,000 or 10.1%, from the similar period a year ago. This is mainly due to an increase in equity compensation of $495,000 in connection with attaining the most profitable year in the Company’s history in 2018, and the result of opening of a new branch in the first quarter of 2019. Full time equivalent employment averaged 162 during the first nine months of 2019 and 158 during the first nine months of 2018.

Professional fees increased by $164,000. This is due in part to an increase in legal fees attributable mainly to loan collection efforts. All other expense categories increased by $471,000 or 9.2%, in the aggregate. This is due in part to the opening of a new branch in the first quarter of 2019, and expenses related to moving the Company’s stock listing to NASDAQ.

The effective tax rate for the first nine months was 15.2% in 2019 and 12.2% in 2018, resulting in income tax expense of $966,000 in 2019 and $949,000 in 2018. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream. The gains on bank-owned life insurance mentioned above were tax free and contributed to the lower effective tax rate in 2018.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	September 30,
	2019		2018
	Balance	%	Balance	%
Provision at statutory rate	$1,332	21.0	$1,630	21.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(73)	(1.2)	(386)	(5.0)
Non-taxable interest income	(253)	(4.0)	(243)	(3.1)
Low income housing tax credits	(115)	(1.8)	(106)	(1.4)
Non-deductible expenses	75	1.2	54	0.7
Federal income tax expense	$966	15.2	$949	12.2

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended September 30, 2019 and 2018

For the third quarter ended September 30, 2019, there were net charge offs of $24,000, and for the similar period of 2018 there were net charge offs of $18,000. Past due loans, potential problem loans, as well as loans on nonaccrual have all been stable requiring a provision for loan losses of $180,000 for the third quarter of 2019 and $75,000 in 2018. The increase in substandard loans is primarily due to a single credit experiencing financial difficulties, but paying as agreed and requiring no reserve allocation. Provision expense levels are in recognition of loan growth and a changing composition of the loan portfolio as the Company manages its balance sheet with a commercially-oriented focus.

Total non-interest income increased by $279,000, or 24.3%, for the quarter ending September 30, 2019 compared to the same quarter of 2018.

Mortgage banking gains increased to $492,000 in the third quarter of 2019 from $272,000 the same quarter of 2018, an increase of $220,000 or 80.9% reflective of a 60% increase in mortgage originations over the periods. Other sources of non-interest income increased by $59,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the third quarter were $4.8 million in 2019 and $4.5 million in 2018, an increase of 5.1%. During the third quarter of 2019, expenditures for salaries and employee benefits increased by $30,000, or 1.2%, from the similar period a year ago. Full time equivalent employment averaged 162 during the third quarter of 2018 and 158 during the third quarter of 2018. Professional fees increased $94,000.  This is due in part to an increase in legal fees attributable to loan collection efforts. FDIC insurance expense decreased by $52,000. Because the Deposit Insurance Fund (DIF) reserve ratio exceeded a threshold amount, we were given a Small Bank Assessment credit against our September quarterly premium.  All other expense categories increased by $160,000, or 9.8%, in the aggregate. This latter category is subject to fluctuation due to the non-recurring nature of some of the items, and in part to the opening of a new branch in 2019.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $8.5 million in the first nine months of 2019, which annualized represents 8.1% of the total combined portfolio, compared to $9.6 million, or 9.1%, of the portfolio a year ago. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also execute “one-way buy” transactions wherein deposits are taken in on a non-reciprocal basis through a weekly bidding process. At September 30, 2019, the Bank had $5.8 million of deposits in the CDARS® program, of which none was executed as one-way buy transactions and the Bank had $15.8 million of deposits in the ICS money market program, of which none was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal CDARS® and ICS are no longer considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At September 30, 2019, the Bank had approximately $27.3 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $5.7 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $34.4 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 25% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At September 30, 2019, there was $33.9 million in outstanding balances in wholesale deposits including internet-based deposits and the above-mentioned one-way buy funds, with access to an additional $112.9 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of September 30, 2019. Unpledged securities of $76.0 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at September 30, 2019 is $12.8 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $206,000 at September 30, 2019 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $20.5 million at September 30, 2019 compared to $17.3 million at September 30, 2018 and $19.7 million at December 31, 2018, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the nine months ended:

	(Amounts in thousands)
	September 30,
	2019	2018
Net income	$5,378	$6,811
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	1,656	1,800
Provision for loan losses	535	650
Investment securities available-for-sale losses, net	44	21
Originations of mortgage banking loans held for sale	(45,448)	(35,676)
Proceeds from the sale of mortgage banking loans	42,673	38,150
Mortgage banking gains, net	(1,173)	(771)
Earnings on bank-owned life insurance	(296)	(1,790)
Equity compensation	661	166
Changes in:
Deferred taxes	156	76
Other assets and liabilities	7	259
Net cash flow from operating activities	$4,193	$9,696

Key variations stem from: 1) Loans held for sale increased by $3.9 million in 2019 compared to a decrease of $1.7 million in 2018. 2) Earnings on bank-owned life insurance decreased by $1.5 million. This was due to a gain on proceeds from a policy of $1.5 million in 2018. 3) Equity compensation increased $495,000 commensurate with Company performance. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2019 and 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock. There were no repurchases of the Company’s common stock during the three months ended September 30, 2019.

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

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

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

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: November 7, 2019
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: November 7, 2019
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)