Form 10-Q
period 2020-03-31
CORTLAND BANCORP INC
filed 2020-05-14
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,227,755 Shares May 7, 2020

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$7,946	$8,448
Interest-earning deposits	35,171	19,367
Total cash and cash equivalents	43,117	27,815
Investment securities available-for-sale (Note 3)	130,643	136,131
Regulatory stock (Note 3)	2,995	2,835
Loans held for sale	4,711	4,890
Total loans (Note 4)	482,239	518,716
Less allowance for loan losses (Note 4)	(5,087)	(4,465)
Net loans	477,152	514,251
Premises and equipment	12,211	12,018
Bank-owned life insurance	17,861	17,768
Other assets	23,960	21,454
Total assets	$712,650	$737,162

LIABILITIES
Noninterest-bearing deposits	$132,888	$133,340
Interest-bearing deposits	460,368	485,041
Total deposits	593,256	618,381
Securities sold under agreements to repurchase (Note 13)	1,675	1,922
Federal Home Loan Bank advances - short term	2,000	—
Federal Home Loan Bank advances - long term	22,000	24,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	15,355	13,366
Total liabilities	639,441	662,824

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2020 and 2019; outstanding shares, 4,227,755 in 2020 and 4,323,822 in 2019	23,641	23,641
Additional paid-in capital	21,314	21,266
Retained earnings	36,745	36,187
Accumulated other comprehensive income (Note 10)	2,401	1,168
Treasury stock, at cost, 500,512 shares in 2020 and 404,445 in 2019	(10,892)	(7,924)
Total shareholders’ equity	73,209	74,338
Total liabilities and shareholders’ equity	$712,650	$737,162

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,054	$6,583
Interest and dividends on investment securities:
Taxable interest	337	560
Nontaxable interest	467	353
Dividends	16	36
Other interest income	56	58
Total interest and dividend income	6,930	7,590
INTEREST EXPENSE
Deposits	1,096	1,161
Securities sold under agreements to repurchase	1	1
Federal Home Loan Bank advances - short term	—	69
Federal Home Loan Bank advances - long term	87	81
Subordinated debt	41	54
Total interest expense	1,225	1,366
Net interest income	5,705	6,224
PROVISION FOR LOAN LOSSES	600	175
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,105	6,049
NON-INTEREST INCOME
Fees for customer services	542	524
Mortgage banking gains, net	596	337
Earnings on bank-owned life insurance	93	131
Other non-interest income	221	212
Total non-interest income	1,452	1,204
NON-INTEREST EXPENSES
Salaries and employee benefits	2,766	2,744
Occupancy and equipment	646	573
State and local taxes	146	128
FDIC insurance	6	38
Professional fees	302	206
Advertising and marketing	57	95
Data processing fees	72	60
Other operating expenses	985	908
Total non-interest expenses	4,980	4,752
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	1,577	2,501
Federal income tax expense	206	396
NET INCOME	$1,371	$2,105
EARNINGS PER SHARE BASIC AND DILUTED	$0.32	$0.49
CASH DIVIDENDS DECLARED PER SHARE	$0.19	$0.16

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Net income	$1,371	$2,105
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,566	2,369
Tax effect	(329)	(498)
Total securities available-for-sale	1,237	1,871
Change in post-retirement obligations	(4)	7
Total other comprehensive income	1,233	1,878
Total comprehensive income	$2,604	$3,983

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
COMMON STOCK
Balance	$23,641	$23,641

ADDITIONAL PAID IN CAPITAL
Beginning balance	21,266	20,984
Treasury shares reissued (2,770 shares)	—	11
Equity compensation	48	(13)
Ending Balance	21,314	20,982

RETAINED EARNINGS
Beginning balance	36,187	31,089
Net income	1,371	2,105
Cash dividend declared, $0.19 and $0.16 per share for three months ended March 31, 2020 and March 31, 2019, respectively	(813)	(696)
Ending balance	36,745	32,498

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	1,168	(3,656)
Other comprehensive income	1,233	1,878
Ending balance	2,401	(1,778)

TREASURY STOCK
Beginning balance	(7,924)	(7,140)
Treasury shares reissued (2,770 shares)	—	49
Treasury shares purchased (146,318 shares in 2020)	(3,092)	—
Equity compensation	124	67
Ending balance	(10,892)	(7,024)
TOTAL SHAREHOLDERS' EQUITY	$73,209	$68,319

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019
Net cash flow from operating activities	$2,156	$1,049
Cash flow from investing activities
Proceeds from call, maturity and principal payments on available-for-sale securities	6,699	2,591
Purchases of regulatory stock	(160)	—
Net decrease in loans made to customers	36,499	32,046
Proceeds from bank-owned life insurance	—	403
Contributions to partnership funds	(152)	(221)
Purchases of premises and equipment	(463)	(527)
Net cash flow from investing activities	42,423	34,292
Cash deficit from financing activities
Net decrease in deposit accounts	(25,125)	(32,843)
Net change in securities sold under agreements to repurchase	(247)	(568)
Net change in Federal Home Loan Bank advances - short term	2,000	(3,000)
Repayments of Federal Home Loan Bank advances - long term	(6,000)	(2,000)
Proceeds from Federal Home Loan Bank advances - long term	4,000	4,000
Dividends paid	(813)	(696)
Treasury shares purchased	(3,092)	—
Treasury shares reissued	—	60
Net cash deficit from financing activities	(29,277)	(35,047)
Net change in cash and cash equivalents	15,302	294
Cash and cash equivalents
Beginning of period	27,815	19,692
End of period	$43,117	$19,986
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,281	$1,254
Adoption of lease standard:
Increase in ROU asset	$—	$2,061
Increase in lease liability	—	$2,061

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2019, included in our Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheets at December 31, 2019 have been derived from the audited Consolidated Balance Sheets but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain items contained in the 2019 financial statements have been reclassified to conform to the presentation for 2020. Such reclassifications had no effect on the net results of operations or shareholders’ equity.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In January 2020, the FASB issued ASU 2020-2, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$349	$2	$—	$351
Obligations of states and political subdivisions	67,694	2,243	6	69,931
U.S. Government-sponsored mortgage-backed securities	45,972	530	9	46,493
U.S. Government-sponsored collateralized mortgage obligations	7,627	224	—	7,851
U.S. Government-guaranteed small business administration pools	6,035	2	20	6,017
Total investment securities available-for-sale	$127,677	$3,001	$35	$130,643
Federal Home Loan Bank (FHLB) stock	$2,769	$—	$—	$2,769
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,995	$—	$—	$2,995

	(Amounts in thousands)
December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$3,348	$1	$39	$3,310
Obligations of states and political subdivisions	67,794	1,853	21	69,626
U.S. Government-sponsored mortgage-backed securities	48,566	75	404	48,237
U.S. Government-sponsored collateralized mortgage obligations	8,447	78	44	8,481
U.S. Government-guaranteed small business administration pools	6,576	—	99	6,477
Total investment securities available-for-sale	$134,731	$2,007	$607	$136,131
Federal Home Loan Bank (FHLB) stock	$2,609	$—	$—	$2,609
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,835	$—	$—	$2,835

The amortized cost and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$418	$423
Due after one year through five years	4,494	4,482
Due after five years through ten years	2,250	2,289
Due after ten years	66,916	69,105
Total	74,078	76,299
U.S. Government-sponsored mortgage-backed and related securities	53,599	54,344
Total investment securities available-for-sale	$127,677	$130,643

There were no gains or losses realized on available for sale securities sold or called for the periods ended March 31, 2020 and March 31, 2019.

Investment securities with a carrying value of approximately $70.9 million at March 31, 2020 and $59.0 million at December 31, 2019 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at March 31, 2020:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,030	5	314	1	1,344	6
U.S. Government-sponsored mortgage-backed securities	5,936	8	1,831	1	7,767	9
U.S. Government-sponsored collateralized mortgage obligations	—	—	—	—	—	—
U.S. Government-guaranteed small business administration pools	3,616	10	886	10	4,502	20
Total	$10,582	$23	$3,031	$12	$13,613	$35

The above table comprises 10 investment securities where the fair value is less than the related amortized cost.

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

The above table comprises 32 investment securities where the fair value is less than the related amortized cost.

The unrealized losses at March 31, 2020 on the Company’s investments were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	March 31, 2020		December 31, 2019
	Balance	%	Balance	%
Commercial	$71,969	14.9	$99,864	19.3
Commercial real estate	299,098	62.0	302,084	58.2
Residential real estate	82,870	17.2	87,172	16.8
Consumer - home equity	24,779	5.2	25,856	5.0
Consumer - other	3,523	0.7	3,740	0.7
Total loans	$482,239		$518,716

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

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Stable
Trends in volume and terms	Stable
Changes in lending policies and procedures	Stable
Experience, depth and ability of management, including loan review function	Stable
Economic trends, including valuation of underlying collateral	Increasing
Concentrations of credit Effect of COVID-19 pandemic	Increasing Increasing

The following factors are analyzed and applied to loans internally graded with higher credit risk in addition to the above factors for non-classified loans:

Factor Considered:	Risk Trend:
Levels and trends in classification	Stable
Declining trends in financial performance	Increasing
Structure and lack of performance measures	Stable
Migration between risk categories	Stable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The provision charged to operations can be allocated to a loan classification either as a positive or negative value as a result of any material changes to: net charge-offs or recovery which influence the historical allocation percentage, qualitative risk factors or loan balances.

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
March 31, 2020	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,756	$2,130	$334	$104	$141	$4,465
Loan charge-offs	(1)	—	—	—	(36)	(37)
Recoveries	19	—	25	—	15	59
Net loan recoveries (charge-offs)	18	—	25	—	(21)	22
Provision charged to operations	77	464	42	(1)	18	600
Balance at end of period	$1,851	$2,594	$401	$103	$138	$5,087

	(Amounts in thousands)
March 31, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,232	$2,414	$314	$115	$123	$4,198
Loan charge-offs	—	—	(29)	—	(58)	(87)
Recoveries	28	—	—	—	26	54
Net loan recoveries (charge-offs)	28	—	(29)	—	(32)	(33)
Provision charged to operations	318	(213)	35	(1)	36	175
Balance at end of period	$1,578	$2,201	$320	$114	$127	$4,340

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at March 31, 2020 and December 31, 2019:

	(Amounts in thousands)
March 31, 2020	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,272	2,594	401	103	138	4,508
Total ending allowance balance	$1,851	$2,594	$401	$103	$138	$5,087
Loan Portfolio:
Individually evaluated for impairment	$4,680	$2,896	$—	$—	$—	$7,576
Collectively evaluated for impairment	67,289	296,202	82,870	24,779	3,523	474,663
Total ending loans balance	$71,969	$299,098	$82,870	$24,779	$3,523	$482,239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
December 31, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,177	2,130	334	104	141	3,886
Total ending allowance balance	$1,756	$2,130	$334	$104	$141	$4,465
Loan Portfolio:
Individually evaluated for impairment	$4,909	$2,940	$—	$—	$—	$7,849
Collectively evaluated for impairment	94,955	299,144	87,172	25,856	3,740	510,867
Total ending loans balance	$99,864	$302,084	$87,172	$25,856	$3,740	$518,716

The decrease in commercial loan balances from year-end was due in part to 60-day or less term commercial loans for a total of $25.2 million that closed in December 2019 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2020.

The increase in the allowance is a result of stress on our loan portfolio from the increase in unemployment and other negative effects of the coronavirus pandemic. Based on current economic indicators, the Company increased the economic qualitative factors within the allowance for loan losses evaluation. Relative to the number of requests for modifications and deferrals from commercial borrowers, additional COVID-19 factors were applied to these loans after segmenting into industry classifications, even though these modifications were effective after March 31, 2020.  Such requests from consumers were insignificant. The amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off, which impacted consumer loans as well as commercial real estate loans.

The following tables represent credit exposures by internally assigned grades for March 31, 2020 and December 31, 2019. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of credit quality indicators by internally assigned grades as of March 31, 2020 and December 31, 2019:

	(Amounts in thousands)
	Commercial	Commercial real estate
March 31, 2020
Pass	$55,642	$274,672
Special Mention	6,168	20,186
Substandard	10,159	4,240
Ending Balance	$71,969	$299,098

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2019
Pass	$83,114	$275,763
Special Mention	6,273	21,995
Substandard	10,477	4,326
Ending Balance	$99,864	$302,084

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

The following table is a summary of consumer credit exposure as of March 31, 2020 and December 31, 2019:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
March 31, 2020
Performing	$82,443	$24,634	$3,521
Nonperforming	427	145	2
Total	$82,870	$24,779	$3,523

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2019
Performing	$86,703	$25,709	$3,740
Nonperforming	469	147	—
Total	$87,172	$25,856	$3,740

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of classes of loans on non-accrual status as of March 31, 2020 and December 31, 2019:

	(Amounts in thousands)
	March 31, 2020	December 31, 2019
Commercial	$981	$1,152
Commercial real estate	555	566
Residential real estate	427	469
Consumer:
Consumer - home equity	145	147
Consumer - other	2	—
Total	$2,110	$2,334

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

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the Coronavirus Disease 2019 (COVID-19) pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. Although there were no modifications under this issued guidance in the current quarter, the Company expects a material number of loans will be granted this treatment in the ensuing quarter.

There were no loans modified as TDR’s during the three month periods ended March 31, 2020 and March 31, 2019.

As of April 30, 2020, we had received requests to modify 101 commercial loans aggregating $116.5 million and 26 consumer loans aggregating $7.2 million, primarily resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act.

The following table is an aging analysis of the recorded investment of past due loans as of March 31, 2020 and December 31, 2019:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2020
Commercial	$—	$—	$981	$981	$70,988	$71,969	$—
Commercial real estate	1,008	—	250	1,258	297,840	299,098	—
Residential real estate	82	7	384	473	82,397	82,870	—
Consumer:
Consumer - home equity	23	—	122	145	24,634	24,779	—
Consumer - other	12	—	—	12	3,511	3,523	—
Total	$1,125	$7	$1,737	$2,869	$479,370	$482,239	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2019
Commercial	$1	$—	$1,152	$1,153	$98,711	$99,864	$—
Commercial real estate	—	—	253	253	301,831	302,084	—
Residential real estate	5	214	454	673	86,499	87,172	—
Consumer:
Consumer - home equity	24	25	123	172	25,684	25,856	—
Consumer - other	14	—	—	14	3,726	3,740	—
Total	$44	$239	$1,982	$2,265	$516,451	$518,716	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2020 and December 31, 2019. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three months ended March 31, 2020 and 2019.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2020
With no related allowance recorded:
Commercial	$3,868	$4,857	$—
Commercial real estate	2,896	2,896	—
With an allowance recorded:
Commercial	812	812	579
Commercial real estate	—	—	—
Total:
Commercial	$4,680	$5,669	$579
Commercial real estate	$2,896	$2,896	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Commercial	$3,925	$4,946	$—
Commercial real estate	2,940	2,940	—
With an allowance recorded:
Commercial	984	984	579
Commercial real estate	—	—	—
Total:
Commercial	$4,909	$5,930	$579
Commercial real estate	$2,940	$2,940	$—

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2020
With no related allowance recorded:
Commercial	$3,888	$38
Commercial real estate	2,911	42
With an allowance recorded:
Commercial	927	—
Commercial real estate	—	—
Total:
Commercial	$4,815	$38
Commercial real estate	$2,911	$42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended
	Average Recorded Investment	Interest Income Recognized
March 31, 2019
With no related allowance recorded:
Commercial	$4,952	$148
Commercial real estate	3,203	63
With an allowance recorded:
Commercial	333	—
Commercial real estate	—	—
Total:
Commercial	$5,285	$148
Commercial real estate	$3,203	$63

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

	Three Months Ended
	March 31,
	2020	2019
Net income (amounts in thousands)	$1,371	$2,105

Weighted average common shares outstanding	4,231,589	4,326,734
Net effect of dilutive common share equivalents	14,530	9,507
Adjusted average shares outstanding-dilutive	4,246,119	4,336,241

Basic earnings per share	$0.32	$0.49
Diluted earnings per share	$0.32	$0.49

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2020 and December 31, 2019 were 2.19% and 3.34%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	March 31, 2020	December 31, 2019
Commitments to extend credit:
Fixed rate	$38,072	$19,755
Variable rate	77,901	75,147
Standby letters of credit	3,905	3,905

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Generally, these financial arrangements have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. The increase in commitments is in line with the Company’s increased focus on commercial and industrial lending, and specifically construction loans requiring future draws.

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to businesses as well as individually/jointly owned accounts in good standing for personal or household use. The Company reserves the right to discontinue this service without prior notice.

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	March 31, 2020	December 31, 2019
Overdraft protection available on depositors' accounts	$7,917	$8,070
Balance of overdrafts included in loans	75	130
Average daily balance of overdrafts	162	112
Average daily balance of overdrafts as a percentage of available	2.05%	1.39%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in any periods presented. At March 31, 2020, based on the contract values, the Company had four U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $5.7 million. At December 31, 2019 based upon the swap contract values, the Company had two U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with a third-party financial institution with a fair value of $2.8 million.

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2020	December 31, 2019	Interest Rate Paid	Interest Rate Received	March 31, 2020	December 31, 2019
Customer interest rate swap
Maturing in 2020	$2,287	$2,312	1 Mo. Libor + Margin	Fixed	$22	$4
Maturing in 2025	4,461	4,557	1 Mo. Libor + Margin	Fixed	331	134
Maturing in 2026	1,790	1,822	1 Mo. Libor + Margin	Fixed	115	19
Maturing in 2027	13,253	13,363	1 Mo. Libor + Margin	Fixed	1,553	636
Maturing in 2028	6,089	6,068	1 Mo. Libor + Margin	Fixed	1,020	548
Maturing in 2029	3,686	3,721	1 Mo. Libor + Margin	Fixed	294	(19)
Maturing in 2030	4,633	3,649	1 Mo. Libor + Margin	Fixed	402	44
Maturing in 2032	2,634	—	1 Mo. Libor + Margin	Fixed	200	—
Maturing in 2033	1,114	1,121	1 Mo. Libor + Margin	Fixed	193	56
Total	$39,947	$36,613			$4,130	$1,422

Third party interest rate swap
Maturing in 2020	$2,287	$2,312	Fixed	1 Mo. Libor + Margin	$(22)	$(4)
Maturing in 2025	4,461	4,557	Fixed	1 Mo. Libor + Margin	(331)	(134)
Maturing in 2026	1,790	1,822	Fixed	1 Mo. Libor + Margin	(115)	(19)
Maturing in 2027	13,253	13,363	Fixed	1 Mo. Libor + Margin	(1,553)	(636)
Maturing in 2028	6,089	6,068	Fixed	1 Mo. Libor + Margin	(1,020)	(548)
Maturing in 2029	3,686	3,721	Fixed	1 Mo. Libor + Margin	(294)	19
Maturing in 2030	4,633	3,649	Fixed	1 Mo. Libor + Margin	(402)	(44)
Maturing in 2032	2,634	—	Fixed	1 Mo. Libor + Margin	(200)	—
Maturing in 2033	1,114	1,121	Fixed	1 Mo. Libor + Margin	(193)	(56)
Total	$39,947	$36,613			$(4,130)	$(1,422)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2020
Interest rate derivatives	Other assets	$4,130	Other liabilities	$4,130

December 31, 2019
Interest rate derivatives	Other assets	$1,422	Other liabilities	$1,422

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

The following table presents the assets reported on the Consolidated Balance Sheets, on a recurring basis, at their fair value as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at March 31, 2020 Using
Description	March 31, 2020	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$351	$—	$351	$—
Obligations of states and political subdivisions	69,931	—	69,931	—
U.S. Government-sponsored mortgage-backed securities	46,493	—	46,493	—
U.S. Government-sponsored collateralized mortgage obligations	7,851	—	7,851	—
U.S. Government-guaranteed small business administration pools	6,017	—	6,017	—
Loans held for sale	4,711	4,711	—	—
Interest rate derivatives	4,130	—	4,130	—

LIABILITIES
Interest rate derivatives	$4,130	$—	$4,130	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2019 Using
Description	December 31, 2019	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$3,310	$—	$3,310	$—
Obligations of states and political subdivisions	69,626	—	69,626	—
U.S. Government-sponsored mortgage-backed securities	48,237	—	48,237	—
U.S. Government-sponsored collateralized mortgage obligations	8,481	—	8,481	—
U.S. Government-guaranteed small business administration pools	6,477	—	6,477	—
Loans held for sale	4,890	4,890	—	—
Interest rate derivatives	1,422	—	1,422	—

LIABILITIES
Interest rate derivatives	$1,422	$—	$1,422	$—

The following table presents quantitative information about the Level 3 significant inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2020 and December 31, 2019.

	(Amounts in thousands)
	Fair value at March 31, 2020	Valuation Technique	Significant Unobservable Input	Range of Inputs
Impaired loans	$233	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

	(Amounts in thousands)
	Fair value at December 31, 2019	Valuation Technique	Significant Unobservable Input	Range of Inputs
Impaired loans	$405	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments carried at amortized cost are as follows:

	(Amounts in thousands)
	March 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$43,117	$43,117	$—	$—	$43,117
Net loans	477,152	—	—	479,887	479,887
Bank-owned life insurance	17,861	17,861	—	—	17,861
Accrued interest receivable	2,252	2,252	—	—	2,252

LIABILITIES:
Demand, savings and money market deposits	$457,161	$457,161	$—	$—	$457,161
Time deposits	136,095	—	—	138,127	138,127
Securities sold under agreements to repurchase	1,675	1,675	—	—	1,675
Federal Home Loan Bank advances - short term	2,000	—	—	2,004	2,004
Federal Home Loan Bank advances - long term	22,000	—	—	22,260	22,260
Subordinated debt	5,155	—	—	3,789	3,789
Accrued interest payable	454	454	—	—	454

	(Amounts in thousands)
	December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$27,815	$27,815	$—	$—	$27,815
Net loans	514,251	—	—	517,787	517,787
Bank-owned life insurance	17,768	17,768	—	—	17,768
Accrued interest receivable	2,336	2,336	—	—	2,336

LIABILITIES:
Demand, savings and money market deposits	$476,358	$476,358	$—	$—	$476,358
Time deposits	142,023	—	—	143,485	143,485
Short term borrowings	1,922	1,922	—	—	1,922
Federal Home Loan Bank advances - short term	—	—	—	—	—
Federal Home Loan Bank advances - long term	24,000	—	—	24,005	24,005
Subordinated debt	5,155	—	—	4,835	4,835
Accrued interest payable	510	510	—	—	510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2020 and 2019:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2020		2019
	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available- for-sale securities (a)	Change in pension and postretirement obligations (a)
Beginning balance	$1,107	$61	$(3,686)	$30
Other comprehensive income (loss) before reclassification	1,237	(4)	1,871	7
Ending balance	$2,344	$57	$(1,815)	$37

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

There were no significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2020	2019
Beginning balance	$745	$831
Expense recorded	9	(1)
Other comprehensive loss (income) recorded	4	(7)
Ending balance	$758	$823

12.) Stock Repurchase Program:

On December 18, 2018, the Company’s Board of Directors approved a program which allows the Company to repurchase up to 300,000 shares, or approximately 6.9% of the 4,349,624 outstanding shares of common stock effective December 18, 2018. This program terminated on December 31, 2019. The company purchased 54,000 shares under this program. On December 17, 2019, the Company’s Board of Directors approved a new program which allows the Company to purchase up to 200,000 shares, or approximately 4.6% of the 4,323,822 outstanding shares of common stock at December 17, 2019. On March 17, 2020 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the December 17, 2019 plan by 100,000 shares bringing the total to 300,000 shares authorized. This program will terminate on December 31, 2020, or upon purchase of 300,000 shares if earlier or at any time without prior notice. As of March 31, 2020, the Company purchased 146,318 shares under this program. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on March 31, 2020, the remaining authorization to repurchase the stock for the program is approximately $2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.) Securities Sold Under Agreements to Repurchase:

The following table provides additional detail regarding repurchase agreements:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At March 31, 2020	At December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$2,766	$2,750
Total collateral carrying value	$2,766	$2,750
Total repurchase agreements	$1,675	$1,922

14.) Equity Compensation:

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first three months of 2020, 47,567 shares were granted to employees under the plan, compared to no shares being granted under the plan in the first three months of 2019. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first three months of 2020 and 2019, compensation expense of $129,000 and $54,000, respectively, was recorded in the Consolidated Statements of Income. As of March 31, 2020, there was $827,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan can vest immediately and/or on the anniversary of the award date from one to three years out if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 15.2 months.

Granted shares are awarded upon a combination of service and achievement of performance objectives derived from one or more of the performance criteria. The main metrics used for the periods presented were three-year earnings per share growth and three-year return on equity ranked versus a peer group.

The following is the activity under the Omnibus Equity Plan during the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	26,025	$21.78
Granted	47,567	15.82
Vested	(3,798)	18.25
Forfeited	—	—
Nonvested at March 31, 2020	69,794	$17.91

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 2,684 Board approved shares granted in the first three months of 2020, and there were no Board approved shares granted under the plan in the first three months of 2019. In the first three months of 2020, there was $43,000 expense recorded in the Consolidated Statements of Income, and there was no expense recorded in the first three months of 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.)  Subsequent Events:

All events subsequent to the date of the consolidated financial statements through May 14, 2020, and for which U.S. GAAP requires adjustment or disclosure, have been adjusted or disclosed, including that the 2019 novel coronavirus (or COVID-19) has adversely affected, and may continue to adversely affect, economic activity globally, nationally, and locally.  In response to COVID-19, among other things, the Company has incurred loan rate modifications and payment deferrals of up to 180 days.  For further discussion, see Significant Developments Impact of COVID-19 section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	MARCH 31, 2020			DECEMBER 31, 2019			MARCH 31, 2019
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$16,158	$56	1.39%	$16,947	$64	1.52%	$8,848	$58	2.65%
Investment securities (1) (2) (3)	134,969	927	2.81%	137,260	935	2.74%	142,890	1,030	2.89%
Loans (1) (2) (3)	505,861	6,056	4.79%	502,330	6,535	5.18%	497,108	6,585	5.33%
Total interest-earning assets	656,988	$7,039	4.30%	656,537	$7,534	4.58%	648,846	$7,673	4.76%
Cash and due from banks	7,551			7,803			7,290
Bank premises and equipment	11,612			10,435			10,038
Other assets	37,657			37,854			26,305
Total non-interest-earning assets	56,820			56,092			43,633
Total assets	$713,808			$712,629			$692,479
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$215,356	$430	0.80%	$203,852	$492	0.96%	$207,863	$474	0.92%
Savings	111,983	27	0.10%	110,382	26	0.10%	110,944	24	0.09%
Time	133,912	639	1.91%	144,117	718	1.97%	134,206	663	2.00%
Total interest-bearing deposits	461,251	1,096	0.95%	458,351	1,236	1.07%	453,013	1,161	1.04%
Other borrowings	22,021	88	1.60%	23,702	105	1.75%	27,563	151	2.23%
Subordinated debt	5,155	41	3.12%	5,155	46	3.53%	5,155	54	4.20%
Total interest-bearing liabilities	488,427	$1,225	1.01%	487,208	$1,387	1.13%	485,731	$1,366	1.14%
Demand deposits	131,912			136,443			129,739
Other liabilities	13,876			14,495			10,981
Shareholders' equity	79,593			74,483			66,028
Total liabilities and shareholders' equity	$713,808			$712,629			$692,479
Net interest income		$5,814			$6,147			$6,307
Net interest rate spread (4)			3.29%			3.45%			3.62%
Net interest margin (5)			3.56%			3.74%			3.90%
Ratio of interest-earning assets to interest-bearing liabilities			1.35			1.35			1.34

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2020 and 2019 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $2,000 and $107,000, respectively, for March 31, 2020, $2,000 and $104,000, respectively, for December 31, 2019; and $2,000 and $81,000, respectively, for March 31, 2019.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2020	2019	2019	2019	2019
SUMMARY OF OPERATIONS
Total interest income	$6,930	$7,428	$7,224	$7,401	$7,590
Total interest expense	(1,225)	(1,387)	(1,402)	(1,399)	(1,366)
NET INTEREST INCOME (NII)	5,705	6,041	5,822	6,002	6,224
Provision for loan losses	(600)	(180)	(180)	(180)	(175)
NII after loss provision	5,105	5,861	5,642	5,822	6,049
Investment securities losses	—	—	—	(44)	—
Mortgage banking gains	596	381	492	344	337
Other income	856	958	935	752	867
Total non-interest expense	(4,980)	(4,903)	(4,761)	(5,339)	(4,752)
Income before tax expense	1,577	2,297	2,308	1,535	2,501
Federal income tax expense	206	393	363	207	396
Net income	$1,371	$1,904	$1,945	$1,328	$2,105

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.32	$0.44	$0.45	$0.30	$0.49
Book value	17.32	17.19	16.93	16.25	15.70
Cash dividends declared per share	0.19	0.12	0.11	0.11	0.16

BALANCE SHEET DATA
Assets	$712,650	$737,162	$700,621	$690,683	$685,496
Investments	133,638	138,966	139,291	139,071	138,953
Loans	482,239	518,716	488,435	477,946	482,313
Allowance for loan losses	5,087	4,465	4,641	4,485	4,340
Deposits	593,256	618,381	587,128	576,914	571,576
Borrowings	30,830	31,077	25,462	28,830	33,793
Shareholders' equity	73,209	74,338	74,153	71,164	68,319

AVERAGE BALANCES
Assets	$713,808	$712,629	$694,421	$689,286	$692,479
Investments	134,969	137,260	139,476	139,737	142,890
Loans	502,398	497,387	483,590	480,474	495,356
Deposits	593,163	594,794	580,971	577,937	582,752
Borrowings	27,176	28,857	26,691	29,543	32,718
Shareholders' equity	79,593	74,483	72,667	69,157	66,028

ASSET QUALITY RATIOS
Net recoveries (charge-offs)	$22	$(356)	$(24)	$(35)	$(33)
Net recoveries (charge-offs) as a percentage of average total loans	0.02%	(0.29)%	(0.02)%	(0.03)%	(0.03)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.59%	0.44%	0.55%	0.56%	0.38%
Nonperforming loans	$8,230	$8,545	$9,118	$8,992	$8,787
Total nonperforming assets	$8,230	$8,545	$9,118	$8,992	$8,787
Nonperforming assets as a percentage of:
Total assets	1.15%	1.16%	1.30%	1.30%	1.28%
Equity plus allowance for loan losses	10.51	10.84	11.57	11.89	12.09
Tier I capital	10.86	10.94	11.71	11.78	11.70

FINANCIAL RATIOS
Return on average equity	6.89%	10.23%	10.71%	7.68%	12.75%
Return on average assets	0.77	1.07	1.12	0.77	1.22
Efficiency ratio	68.54	65.50	64.74	74.34	63.69
Effective tax rate	13.06	17.11	15.73	13.49	15.83
Net interest margin	3.56	3.74	3.70	3.80	3.90

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

Economic circumstances, the Company’s operations and actual results could differ significantly from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to such differences are changes in the economy and interest rates either nationally or in the Company’s market area, including the impact of the impairment of securities; political actions, including failure of the United States Congress to raise the federal debt ceiling or the imposition of changes in the federal budget; changes in customer preferences and consumer behavior; increased competitive pressures or changes in either the nature or composition of competitors; changes in the legal and regulatory environment; changes in factors influencing liquidity, such as expectations regarding the rate of inflation or deflation, currency exchange rates, and other factors influencing market volatility; changes in assumptions underlying the establishment of reserves for possible loan losses, reserves for repurchase of mortgage loans sold and other estimates; and risks associated with other global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality along with global political and financial factors.

While actual results may differ significantly from the results discussed in the forward-looking statements, the Company undertakes no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available.

Significant Developments

Each item listed below materially affects the comparability of our results of operations for the three months ended March 31, 2020 and 2019, and our financial condition as of March 31, 2020 and December 31, 2019, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Ohio, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020.  In Ohio, the Governor recently ordered schools to close through the remainder of the school year and ordered many retail establishments to close and imposed limitations on gathering sizes through May 31, 2020.  The Bank has remained open during these orders because banks have been identified as essential services.  The Bank has been serving its customers through its drive-ups and Video Teller Machines and in all of its branch offices by appointment only.

Each state has experienced an increase in unemployment levels as a result of the curtailment of business activities, rising from an average of 4.1 percent in Ohio in January 2020 to an average of 5.5 percent in March 2020, according to the Bureau of Labor Statistics,

To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, such as New York City, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.

Policy and Regulatory Developments.  Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 – 0.25%.
•

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

•

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19.  The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (MSNLF), and (2) the Main Street Expanded Loan Facility (MSELF). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020.  The combined size of the program will be up to $600 billion.  The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues.  To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt.  The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses.  Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio.  In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act.  The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million.  The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers.  This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility.  Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations.  The size of the facility is $100 billion.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel industry will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to this industry and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•	We are actively working with loan customers to evaluate prudent loan modification terms.
•

We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

•

We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner.  As of April 24, 2020, we had 232 PPP loans authorized totaling $46.4 million, an average of $200,000 per loan.  Of these, only seven were in excess of $1 million.

•

We have closed all branches to customer activity indefinitely, except for drive-up and appointment only services. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.  We are also utilizing staggered shifts and/or work days to create more workspace in those operational areas conducive to that type of scheduling.

Loan Modifications.  As of April 30, 2020, we had received requests to modify 101 commercial loans aggregating $116.5 million and 26 consumer loans aggregating $7.2 million, primarily resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act.  Details with respect to modifications are as follows:

		(Amounts in thosands)
Type of Loan	Number of Loans	Balance
One-to-four family residential	25	$7,051
Consumer	1	99
Commercial and Industrial
Trucking	17	5,960
Other	23	17,747
Commercial Real Estate
Multi-family	4	5,986
Nonresidential	15	38,449
Hotels	9	26,780
Skilled nursing/ personal care	2	4,589
Other	31	17,002
Total	127	$123,663

With the Company in process of modifying the above loans, primarily subsequent to this quarter’s end, the effect of this occurrence was captured in the evaluation of the Allowance for Loan Losses.  All of these loans are performing as of quarter end and through this reporting; however, the future performance, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors onto each of the above segmented balances for allowance purposes.  Among the data used to assign qualitative factors were the stress tests performed on each of the five largest concentrations presented above, the nature and length of the modifications, and observations of the overall COVID impact to the specific industry including:

•	Whether the business experienced closure or just a curtailment
•	Any impact of existing or potential government aid to the business/industry
•	The adaptability to alternative revenue production
•	Support of underlying collateral

These qualitative factors were based on current observations and could be materially different in future quarters.  The longer the economy is operating in its current reduced capacity, the more severe the ultimate outcome is expected.

Liquidity and Capital Resources.  As the stay-at-home orders played out in March, the company began a liquidity preservation mode.  With the growing pandemic and all of the uncertainty of its affect on the economy, availability of future liquidity came into question.  At or near quarter-end, the Company accessed several of its wholesale funding sources in the aggregate of $8 million to begin building liquidity for cautionary purposes.  Also during this time period, the Federal Reserve announced the relaxation of the discount window standards, encouraging member banks to utilize this borrowing resource at any time.  Additionally, the Federal Reserve created the Payroll Protection Program Liquidity Facility (“PPPLF”) designed to directly fund the PPP loans made available to small businesses, essentially availing $46.4 million in funding to the Company.  In addition to these federally sponsored programs, the State of Ohio also made funds available through various programs.  As of quarter-end, the Company has available all of these untapped specially formed liquidity programs, in addition to its unused wholesale capacity by policy of $124 million.

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of March 31, 2019 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2019. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	March 31, 2020	December 31, 2019	March 31, 2019
Loans:
Commercial	$71,969	$99,864	$71,462
Commercial real estate	299,098	302,084	313,229
Residential real estate	82,870	87,172	69,650
Consumer - home equity	24,779	25,856	24,761
Consumer - other	3,523	3,740	3,211
Total loans	$482,239	$518,716	$482,313
Total earning assets	$655,759	$681,939	$635,968
Total assets	$712,650	$737,162	$685,496
Deposits:
Noninterest-bearing deposits	$132,888	$133,340	$128,641
Interest-bearing demand deposits	324,273	343,018	304,012
Time deposits	136,095	142,023	138,923
Total deposits	$593,256	$618,381	$571,576
Total interest bearing liabilities	$491,198	$516,118	$476,728

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $655.8 million at March 31, 2020, a decrease of 3.8% from the December 31, 2019 balance of $681.9 million. The decrease from December 31, 2019 was mainly due to a decrease in loans of $36.5 million, a decrease of $5.5 million in investment securities available-for-sale and an increase in interest-earning deposits of $15.8 million.  Earning assets increased 3.1% from the March 31, 2019 balance of $636.0 million, which was due mainly to an increase in interest-earning deposits of $22.8 million and a decrease in investment securities available-for-sale of $5.7 million while loans remained flat. Total assets of $712.7 million at March 31, 2020 decreased by $24.5 million, or 3.3%, from the asset total of $737.2 million at December 31, 2019, and increased $27.2 million, or 4.0%, from the asset total of $685.5 million at March 31, 2019.

At March 31, 2020, the investment securities available-for-sale portfolio was $130.6 million compared to $136.1 million at December 31, 2019, a decrease of $5.5 million, or 4.0%. Investment securities available-for-sale represented 19.9% of earning assets at March 31, 2020, compared to 20.0% at December 31, 2019. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 22.0% of each deposit dollar at March 31, 2020 and December 31, 2019.

The investment securities available-for-sale portfolio had net unrealized gains, net of tax, of $2.3 million at March 31, 2020 and net unrealized gains, net of tax of $1.1 million at December 31, 2019. The increase in unrealized gains is reflective of the decline in interest rates during 2020 and its effect on securities valuation.

Loans held for sale decreased by $179,000 to $4.7 million at March 31, 2020 from $4.9 million at December 31, 2019, reflecting variation of the mortgage loan processing and origination activity.

Total loans at March 31, 2020 were $482.2 million compared to $518.7 million at December 31, 2019, a 7.0% decrease, and $482.3 million at March 31, 2019, essentially flat. Year-end loan balances included 60-day or less term commercial loans totaling $25.2 million that closed in December 2019 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2020. Excluding these seasonal loans at December 31, 2019, total loans actually decreased $11.3 million, or 2.3% through March 31, 2020. With falling interest rates, numerous commercial customers paid off loan balances to take advantage of capital markets. In the current and previous quarter, payoffs totaled $30 million and $41 million, respectively. Additionally, efforts from the lending staff have shifted focus on servicing existing borrowers impacted by COVID-19. Total gross loans as a percentage of earning assets stood at 73.5% as of March 31, 2020, 76.1% as of December 31, 2019, and 75.8% as of March 31, 2019. The total loan-to-deposit ratio was 81.3% at March 31, 2020, 83.9% at December 31, 2019 and 84.4% March 31, 2019.

The allowance for loan losses of $5.1 million, $4.5 million and $4.3 million, respectively, represented approximately 1.05% of outstanding loans at March 31, 2020, 0.86% at December 31, 2019 and 0.90% at March 31, 2019. The elevated level of the allowance is a reflection of the effort of the COVID-19 pandemic on the borrowers of the Company. See Analysis of Provision for Loan Losses.

During the first three months, loan charge-offs were $37,000 in 2020 compared to $87,000 for the same period in 2019, while the recovery of previously charged-off loans amounted to $59,000 in 2020 and $54,000 in 2019. The net recoveries represent 2 basis points of average loans for 2020 and the net charge offs represent 3 basis points for 2019. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $2.1 million at March 31, 2020 and March 31, 2019 and $2.3 million at December 31, 2019. or 0.4%, 0.4% and 0.5%, respectively, of total loans.

Bank-owned life insurance had a cash surrender value of $17.9 million at March 31, 2020 and $17.8 million at December 31, 2019. Comprising approximately 22.1% of Tier 1 capital plus the allowance for loan losses, management may consider additional insurance purchases not to exceed a 25% ratio.

Other assets increased to $24.0 million at March 31, 2020 from $21.5 million at December 31, 2019. As of March 31, 2020, a $5.5 million investment in partnership funds is included in other assets compared to $5.7 million at December 31, 2019, with an offsetting $2.9 million at March 31, 2020 and $3.1 million at December 31, 2019 in other liabilities, which is the commitment to fund these affordable housing investments. A partnership investment of $7.7 million into a privately managed pooled fund of small business administration loans is included in other assets at March 31, 2020 and at December 31, 2019. Both of these investments are intended to satisfy Community Reinvestment Act requirements. Also included in other assets is $4.1 million in fair value of commercial loan swaps at March 31, 2020 and $1.4 million at December 31, 2019 with a equal amount in other liabilities.

Noninterest-bearing deposits measured $132.9 million at March 31, 2020 compared to $133.3 million at December 31, 2019 and $128.6 million at March 31, 2019. Interest-bearing deposits decreased $24.6 million to $460.4 million at March 31, 2020 from $485.0 million at December 31, 2019 and increased $17.5 million from $442.9 million at March 31, 2019. The decrease in interest-bearing deposits from year end reflects segregated money market deposit accounts with the Bank which fully collateralized $25.2 million in 60-day or less term commercial loans that closed in December 2019. The loans matured and the deposits withdrew in the first quarter of 2020. Absent the collateral deposits, interest-bearing deposits remained flat over the first three months of 2020.

Federal Home Loan Bank advances and short-term borrowings decreased by $247,000 to $25.7 million at March 31, 2020 from $25.9 million at December 31, 2019. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Wholesale deposits, when cheaper than FHLB funds, are sometimes used in lieu of borrowings as had been the case throughout 2019. Other liabilities measured $15.4 million at March 31, 2020 and $13.4 million at December 31, 2019. Included is the operating lease liability, the commitment to fund the affordable housing investments and fair value of swaps described above.

The Company’s total shareholders’ equity measured $73.2 million at March 31, 2020 and $74.3 million on December 31, 2019. The Company’s capital continues to meet the requirements to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.19 per share were paid to shareholders in the first three months of 2020, with $0.16 in cash dividends paid in the first three months of 2019 (including a special dividend of $.05 in both periods).

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

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve Board, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks meet certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (CBLR) framework if it has less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%.  The final rule adopts tier 1 capital and the existing leverage ratio into the CBLR framework.  The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and current expected credit loss (CECL) methodology transitions rules as of the compliance dates of those rules.  Qualifying institutions that elect to use the CBLR framework (each, a CBLR Bank) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements.  Each CBLR Bank will not be required to calculate or report risk based capital.  A CBLR Bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk based capital rule. The Company did not elect the option of using the CBLR framework to measure capital adequacy as of March 31, 2020.

At March 31, 2020 and December 31, 2019, actual capital levels and minimum required levels were:

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$70,808	12.31%	$29,477	4.5%	N/A	N/A
Bank	67,218	11.75%	29,313	4.5%	$37,178	6.5%
Tier 1 capital (to risk-weighted assets)
Company	75,808	13.18%	38,104	6.0%	N/A	N/A
Bank	67,218	11.75%	37,893	6.0%	45,758	8.0%
Total capital (to risk-weighted assets)
Company	80,978	14.08%	49,607	8.0%	N/A	N/A
Bank	78,388	13.70%	49,332	8.0%	57,197	10.0%
Tier 1 capital (to average assets)
Company	75,808	10.65%	28,478	4.0%	N/A	N/A
Bank	67,218	9.49%	28,346	4.0%	35,433	5.0%

	(Dollars in thousands)
	Actual		Minimum required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$73,091	12.76%	$25,775	4.5%	N/A	N/A
Bank	69,768	12.25%	25,633	4.5%	$37,026	6.5%
Tier 1 capital (to risk-weighted assets)
Company	78,091	13.63%	34,367	6.0%	N/A	N/A
Bank	69,768	12.25%	34,178	6.0%	45,570	8.0%
Total capital (to risk-weighted assets)
Company	82,640	14.43%	45,823	8.0%	N/A	N/A
Bank	80,317	14.10%	45,570	8.0%	56,963	10.0%
Tier 1 capital (to average assets)
Company	78,091	10.98%	28,461	4.0%	N/A	N/A
Bank	69,768	9.85%	28,321	4.0%	35,401	5.0%

The Company had $5.0 million of trust preferred securities at both March 31, 2020 and December 31, 2019 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at March 31, 2020 and December 31, 2019.

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

Core earnings, which exclude certain non-recurring items, decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Core earnings for the first three months of 2020 were $1.4 million, or $0.32 per share, compared to $2.1 million, or $0.48 per share, for the first three months of 2019.

	(Amounts in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2020	2019
GAAP earnings	$1,371	$2,105
Gain recognized on Bank Owned Life Insurance (tax free)*	—	(51)
Core earnings	$1,371	$2,054
GAAP earnings per share	$0.32	$0.49
Gain recognized on Bank Owned Life Insurance (tax free)*	—	(0.01)
Core earnings per share	$0.32	$0.48

*	This is the amount of proceeds received on life insurance policies upon the death of former directors or officers that exceeded the cash value of the policies.

Analysis of Net Interest Income

	(Amounts in thousands)
	Three months ended
	March 31,
	2020	2019
Net interest income	$5,705	$6,224
Tax equivalent income adjustment for investment securities	107	81
Tax equivalent income adjustment for loans	2	2
Net interest income on a fully taxable equivalent basis	$5,814	$6,307
Interest and dividends on investment securities	$820	$949
Tax equivalent income adjustment for investment securities	107	81
Investment securities income on a fully taxable equivalent basis	$927	$1,030
Interest and fees on loans	$6,054	$6,583
Tax equivalent income adjustment for loans	2	2
Loan income on a fully taxable equivalent basis	$6,056	$6,585

Three months ended March 31, 2020 and 2019

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.8 million for the quarter ended March 31, 2020 and $6.3 million for the quarter ended March 31, 2019. The resulting net interest margin was 3.56% for March 31, 2020 and 3.90% for March 31, 2019.

The decrease in interest income, on a fully taxable equivalent basis, of $634,000 is the product of a 1.3% year-over-year increase in average earning assets and a 46 basis point decrease in yield. The decrease in interest expense of $141,000 was a product of a 13 basis point decrease in rates paid and a 0.6% increase in average interest-bearing liabilities. The net result was a 7.8% decrease in net interest income on a fully taxable equivalent basis, and a 34 basis point decrease in the Company’s net interest margin on a modestly growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $103,000, or 10.0%. The average invested balances in these securities decreased by $7.9 million, or 5.5%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 8 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans decreased by $529,000, or 8.0%, for March 31, 2020 compared to the same period in 2019. An $8.8 million increase in the average balance of the loan portfolio, or 1.8%, was accompanied by a 54 basis point decrease in the portfolio’s tax equivalent yield. The three rate decreases in the latter half of 2019 by the Federal Open Market Committee (FOMC) aggregating to 75 basis points has now been amplified with two rate reductions in the current quarter for another 150 basis points. Coupled with strong competition for good credits, there is continued downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances.

Other interest income decreased by $2,000, or 3.5%, from the same period a year ago. The average balance of interest-earning deposits increased by $7.3 million, or 82.6%. The yield decreased by 126 basis points from 2019 to 2020, reflecting the aggregate net decreases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $7.5 million, or 3.6%, for the quarter ended March 31, 2020 compared to the same period of 2019, while average savings balances increased by $1.0 million, or 0.9%. The average rate paid on interest-bearing demand deposits and money market accounts decreased 12 basis points from 2019 to 2020 to 0.80%, reflecting the expiration of promotional specials offered during 2019. The average rate paid on savings accounts was 0.10% and 0.09% for March 31, 2020 and 2019, respectively. The average balance of time deposit products decreased by $294,000, or 0.2%, as the average rate paid decreased by 9 basis points, from 2.00% to 1.91%. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources.

Average borrowings and subordinated debt decreased by $5.5 million while the average rate paid decreased by 65 basis points. As higher cost borrowings matured, the remaining borrowings were at lower rates. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. In the current low rate environment, wholesale and borrowing rates can reprice lower, while deposit rates may show modest decline.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax Three Months Ended March 31, 2020 and 2019

During the first three months of both 2020 and 2019, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2020 and 2019, and has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Past due loans, potential problem loans, as well as loans on non-accrual have all been stable The provision for loan losses was $600,000 for the three months ended March 31, 2020, compared to $175,000 provision for loan losses for the three months ended March 31, 2019. The increased provision for the three months ended March 31, 2020, compared to the same time period in 2019, was due to uncertainty in the economy as a result of the COVID-19 pandemic. As presented in the Significant Developments section, the Company began receiving requests for the loan modifications as a result of business closures/curtailments from the COVID-19 pandemic. As the ultimate outcome of the performance of these credits is uncertain, qualitative factors were developed based upon industry segmentation, and the evaluation of various criteria. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the COVID-19 pandemic.

Total non-interest income increased by $248,000, or 20.6%, for March 31, 2020 compared to March 31, 2019.

For the first three months of 2020, fees for customer services increased by $18,000, or 3.4%, from the same period a year ago, driven by customer transactions on deposit accounts.  Mortgage banking gains increased by $259,000 in 2020 compared to 2019, reflective of the increase in margin on loan sales and the increase in refinances of existing loans resulting from the decline in interest rates. Earnings on bank-owned life insurance decreased by $38,000, the difference being the proceeds received on a policy upon the death of a former executive exceeding the cash value of the policy by $51,000 in 2019. Other sources of non-interest income increased by $9,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first three months were $5.0 million in 2020 compared to $4.8 million in 2019, an increase of $228,000 or 4.8%. During the first three months of 2020, expenditures for salaries and employee benefits modestly increased by $22,000, or 0.8%, from the similar period a year ago.

Occupancy and equipment increased by $73,000 mainly due to moving from a leased facility to a bank owned property in the first quarter of 2020. Professional fees increased by $96,000. This is due in part to an increase in legal fees attributable mainly to loan collection efforts. All other expense categories decreased by $37,000 or 3.0%, in the aggregate. This is due in part to the opening of a new branch in the first quarter of 2019, and expenses related to moving the Company’s stock listing to NASDAQ.

The effective tax rate for the first three months was 13.1% in 2020 and 15.8% in 2019, resulting in income tax expense of $206,000 in 2020 and $396,000 in 2019. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	March 31,
	2020		2019
	Balance	%	Balance	%
Provision at statutory rate	$331	21.0	$525	21.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(16)	(1.0)	(32)	(1.3)
Non-taxable interest income	(98)	(6.2)	(75)	(3.0)
Low income housing tax credits	(35)	(2.2)	(39)	(1.6)
Non-deductible expenses	24	1.5	17	0.7
Federal income tax expense	$206	13.1	$396	15.8

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $6.7 million in the first three months of 2020, which annualized represents 19.6% of the total combined portfolio, compared to $2.6 million, or 7.5%, of the portfolio a year ago. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also execute “one-way buy” transactions wherein deposits are taken in on a non-reciprocal basis through a weekly bidding process. At March 31, 2020, the Bank had $8.1 million of deposits in the CDARS® program, of which none was executed as one-way buy transactions and the Bank had $14.2 million of deposits in the ICS money market program, of which none was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal CDARS® and ICS are no longer considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At March 31, 2020, the Bank had approximately $19.4 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $5.2 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $34.4 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 25% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At March 31, 2020, there was $24.2 million in outstanding balances in wholesale deposits including internet-based deposits and the above-mentioned one-way buy funds, with access to an additional $124.2 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of March 31, 2020. Unpledged securities of $59.8 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

Post quarter end, in response to the uncertainty surrounding the stay-at-home orders, business closures, and the potential negative effects to the economy, the Bank opted to begin increasing on-balance sheet liquidity in the event funds may be unavailable in the future.  Simultaneously, in response to the COVID-19 pandemic, governmental agencies took several measures to avail liquidity to the banking industry.  Among the key provisions are the following:

Federal Reserve Bank Actions

•	Lowered the primary borrowing rate through the discount window by 150 basis points to 0.25% to enhance the role of the discount window for banks facing potential funding pressures.
•	Encouraged banks to utilize intraday credit extended by Reserve Banks on both a collateralized and uncollateralized basis.
•	Supports firms that choose to use their capital and liquidity buffers to lend and undertake other supportive actions.
•	Reduced the reserve requirement ratios to 0.0% effective March 26, 2020.
•

Established the Paycheck Protection Program Liquidity Facility (PPPLF) to extend credit to eligible financial institutions that originate Small Business PPP loans, taking the loans as collateral at face value; established the rate at 0.35%.

In addition to the Federal Reserve Bank’s actions, the FHLB offered interest free six-month advances for COVID-19 related liquidity needs, with normal collateral posted up to $5 million per institution.  The Treasurer of the State of Ohio offered to open interest-bearing deposit accounts in Ohio banks at a rate of .02% (currently), fully collateralized up to a six-month term.  The Company would qualify for $17 million under this program.

Based upon the accommodations described above, the Bank has substantial liquidity available, over and above normal channels, to address any future needs emanating from the current pandemic.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at March 31, 2020 is $7.4 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $287,000 at March 31, 2020 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $43.1 million at March 31, 2020 compared to $20.0 million at March 31, 2019 and $27.8 million at December 31, 2019, as the Company strives to be fully invested, minimizing on balance sheet liquidity.

The following table details the cash flow from operating activities for the three months ended:

	(Amounts in thousands)
	March 31,
	2020	2019
Net income	$1,371	$2,105
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	595	532
Provision for loan losses	600	175
Originations of mortgage banking loans held for sale	(15,721)	(10,975)
Proceeds from the sale of mortgage banking loans	16,496	10,031
Mortgage banking gains, net	(596)	(337)
Earnings on bank-owned life insurance	(93)	(131)
Equity compensation	172	54
Changes in:
Deferred taxes	(115)	(22)
Other assets and liabilities	(553)	(383)
Net cash flow from operating activities	$2,156	$1,049

Key variations stem from: 1) In the quarter ended March 31, 2020 net income was $734,000 lower than the same period in 2019 with   provision for loan losses $425,000 higher than the same period in 2019. 2) Loans held for sale increased by $179,000 in 2020 compared to an increase of $1.3 million in 2019. 3) Equity compensation increased $118,000 primarily due to awards occurring in the first quarter of 2020 versus second quarter of 2019. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2020 and 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Form 10-K for the year ended December 31, 2019.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company has made the following updates:

The current COVID-19 pandemic could adversely affect our business operations, asset valuations, financial condition, and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and mandated "stay-at-home" restrictions for residents. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, tens of millions of people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused the Company to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Company may take further actions as may be required by government authorities or that it determines are in the best interests of the Company’s employees, customers and business partners.

We are unable to estimate the near-term and ultimate impacts of the COVID-19 pandemic on our business and operations at this time. It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities. Additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact.

Our efforts in assisting our borrowers with loan modifications has caused us, and could continue to cause us, to recognize increases in our allowance for loan losses. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings.  Furthermore, the U.S. economy is likely to experience a recession as a result of the pandemic, and our business could be materially and adversely affected by a prolonged recession.  To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock.

The following table shows information relating to the repurchase of shares of the Company’s common stock during the quarter ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
January	9,300	$19.90	9,300	190,700
February	118,039	21.49	118,039	81,961
March	18,979	19.5	18,979	153,682
Total	146,318	$21.13	146,318	153,682

*

On December 17, 2019, the Company’s Board of Directors approved a new program which allows the Company to purchase up to 200,000 shares, or approximately 4.6% of the 4,323,822 outstanding shares of common stock at December 17, 2019. On March 17, 2020 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the December 17, 2019 plan by 100,000 shares bringing the total to 300,000 shares authorized. This program will terminate on December 31, 2020, or upon purchase of 300,000 shares if earlier or at any time without prior notice (See footnote 12).

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	8-K	3.2	05/30/17

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation as referenced in Exhibit 3.1	10-K(1)	4.1	03/16/06

	and the Code of Regulations as referenced in Exhibit 3.2	8-K	4.1	05/30/17

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.17	12/28/18

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.19	12/28/18

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of December 28, 2018	8-K	10.23	12/28/18

*10.24	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.24	12/28/18

*10.25	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of December 28, 2018	8-K	10.25	12/28/18

*10.26	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.26	12/28/18

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	10-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Amended Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of December 28, 2018	8-K	10.31.3	12/28/18

10.32	[Reserved]

10.33	[Reserved]

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**		Exhibit	Filing Date	Filed Herewith

*10.34	Amended Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of December 28, 2018	8-K		10.34	12/28/18

*10.35	Annual Incentive Plan for Executive Officers	8-K		10.35	08/03/15

*10.36	2015 Omnibus Equity Plan	10-Q		10.36	08/11/15

*10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q		10.36.1	08/11/15

*10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q		10.36.2	08/11/15

*10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	8-K		10.36.3	03/19/20

*10.36.4	Form of restricted stock award under the 2015 Omnibus Equity Plan	8-K	/A	10.36.4	03/23/20

*10.37	2015 Director Equity Plan	10-Q		10.37	08/11/15

*10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q		10.37.1	08/11/15

*10.37.2	2015 Director Equity Plan Restricted Stock Award Agreement	10-Q		10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)					✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)					✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002					✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

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

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May 14, 2020
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: May 14, 2020
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)