Form 10-Q
period 2020-06-30
CORTLAND BANCORP INC
filed 2020-08-10
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,223,154 Shares August 3, 2020

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$8,137	$8,448
Interest-earning deposits	24,961	19,367
Total cash and cash equivalents	33,098	27,815
Investment securities available-for-sale (Note 3)	162,926	136,131
Regulatory stock (Note 3)	3,031	2,835
Loans held for sale	4,563	4,890
Total loans (Note 4)	528,097	518,716
Less allowance for loan losses (Note 4)	(5,520)	(4,465)
Net loans	522,577	514,251
Premises and equipment	12,034	12,018
Bank-owned life insurance	17,956	17,768
Other assets	23,832	21,454
Total assets	$780,017	$737,162

LIABILITIES
Noninterest-bearing deposits	$186,211	$133,340
Interest-bearing deposits	462,206	485,041
Total deposits	648,417	618,381
Securities sold under agreements to repurchase (Note 13)	3,328	1,922
Federal Home Loan Bank advances - short term	7,000	—
Federal Home Loan Bank advances - long term	24,000	24,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	16,345	13,366
Total liabilities	704,245	662,824

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2020 and 2019; outstanding shares, 4,223,153 in 2020 and 4,323,822 in 2019	23,641	23,641
Additional paid-in capital	21,069	21,266
Retained earnings	38,085	36,187
Accumulated other comprehensive income (Note 10)	3,581	1,168
Treasury stock, at cost, 505,114 shares in 2020 and 404,445 in 2019	(10,604)	(7,924)
Total shareholders’ equity	75,772	74,338
Total liabilities and shareholders’ equity	$780,017	$737,162

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$5,767	$6,410	$11,821	$12,993
Interest and dividends on investment securities:
Taxable interest	306	498	643	1,058
Nontaxable interest	507	368	974	721
Dividends	24	38	40	74
Other interest income	14	87	70	145
Total interest and dividend income	6,618	7,401	13,548	14,991
INTEREST EXPENSE
Deposits	883	1,208	1,979	2,369
Securities sold under agreements to repurchase	2	2	3	3
Federal Home Loan Bank advances - short term	4	42	4	111
Federal Home Loan Bank advances - long term	88	94	175	175
Subordinated debt	27	53	68	107
Total interest expense	1,004	1,399	2,229	2,765
Net interest income	5,614	6,002	11,319	12,226
PROVISION FOR LOAN LOSSES	450	180	1,050	355
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,164	5,822	10,269	11,871
NON-INTEREST INCOME
Fees for customer services	493	560	1,035	1,084
Investment securities available-for-sale gains (losses), net	18	(44)	18	(44)
Mortgage banking gains, net	900	344	1,496	681
Earnings on bank-owned life insurance	95	79	188	210
Other non-interest income	209	113	430	325
Total non-interest income	1,715	1,052	3,167	2,256
NON-INTEREST EXPENSES
Salaries and employee benefits	2,463	3,070	5,229	5,814
Occupancy and equipment	659	582	1,305	1,155
State and local taxes	152	131	298	259
FDIC insurance	47	77	53	115
Professional fees	282	262	584	468
Advertising and marketing	35	103	92	198
Data processing fees	69	83	141	143
Other operating expenses	871	1,031	1,856	1,939
Total non-interest expenses	4,578	5,339	9,558	10,091
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	2,301	1,535	3,878	4,036
Federal income tax expense	369	207	575	603
NET INCOME	$1,932	$1,328	$3,303	$3,433
EARNINGS PER SHARE BASIC AND DILUTED	$0.47	$0.30	$0.79	$0.79
CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.11	$0.33	$0.27

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Net income	$1,932	$1,328	$3,303	$3,433
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	1,521	2,021	3,088	4,390
Tax effect	(320)	(424)	(650)	(922)
Reclassification adjustment for net (gains) losses in net income	(18)	44	(18)	44
Tax effect	4	(9)	4	(9)
Total securities available-for-sale	1,187	1,632	2,424	3,503
Change in post-retirement obligations	(7)	7	(11)	14
Total other comprehensive income	1,180	1,639	2,413	3,517
Total comprehensive income	$3,112	$2,967	$5,716	$6,950

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
COMMON STOCK
Balance	$23,641	$23,641	$23,641	$23,641

ADDITIONAL PAID IN CAPITAL
Beginning balance	21,314	20,982	21,266	20,984
Treasury shares reissued (2,770 shares)	—	—	—	11
Equity compensation	(245)	45	(197)	32
Ending Balance	21,069	21,027	21,069	21,027

RETAINED EARNINGS
Beginning balance	36,745	32,498	36,187	31,089
Net income	1,932	1,328	3,303	3,433
Cash dividend declared, $0.14 and $0.33 and $0.11 and $0.27 per share for three and six months ended June 30, 2020 and June 30, 2019, respectively	(592)	(481)	(1,405)	(1,177)
Ending balance	38,085	33,345	38,085	33,345

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	2,401	(1,778)	1,168	(3,656)
Other comprehensive income	1,180	1,639	2,413	3,517
Ending balance	3,581	(139)	3,581	(139)

TREASURY STOCK
Beginning balance	(10,892)	(7,024)	(7,924)	(7,140)
Treasury shares reissued (2,770 shares)	—	—	—	49
Treasury shares purchased (4,602 shares in second quarter 2020, 5,352 in second quarter 2019, and 150,920 for the six months ended 2020)	(62)	(122)	(3,154)	(122)
Equity compensation	350	436	474	503
Ending balance	(10,604)	(6,710)	(10,604)	(6,710)
TOTAL SHAREHOLDERS' EQUITY	$75,772	$71,164	$75,772	$71,164

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2020	2019
Net cash flow from operating activities	$6,340	$801
Cash flow from investing activities
Purchases of available-for-sale securities	(38,074)	(14,479)
Proceeds from sale of available-for-sale securities	2,611	13,622
Proceeds from call, maturity and principal payments on available-for-sale securities	11,008	5,274
Purchases of regulatory stock	(196)	(254)
Net (increase) decrease in loans made to customers	(9,376)	36,378
Proceeds from bank-owned life insurance	—	403
Contributions to partnership funds	(381)	(477)
Purchases of premises and equipment	(532)	(1,446)
Net cash flow from investing activities	(34,940)	39,021
Cash flow (deficit) from financing activities
Net increase (decrease) in deposit accounts	30,036	(27,505)
Net change in securities sold under agreements to repurchase	1,406	(531)
Net change in Federal Home Loan Bank advances - short term	7,000	(6,000)
Repayments of Federal Home Loan Bank advances - long term	(6,000)	(4,000)
Proceeds from Federal Home Loan Bank advances - long term	6,000	4,000
Dividends paid	(1,405)	(1,177)
Treasury shares purchased	(3,154)	(122)
Treasury shares reissued	—	60
Net cash flow (deficit) from financing activities	33,883	(35,275)
Net change in cash and cash equivalents	5,283	4,547
Cash and cash equivalents
Beginning of period	27,815	19,692
End of period	$33,098	$24,239
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,333	$2,573
Adoption of lease standard:
Increase in ROU asset	$—	$2,061
Increase in lease liability	$—	$2,061

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2019, included in our Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheets at December 31, 2019 have been derived from the audited Consolidated Balance Sheets but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. We have elected to apply ASU 2016-02 and its related amendments as of the beginning of the period of adoption ( January 1, 2019) and have not restated comparative periods. The Company elected to adopt the transition relief provisions from ASU 2018-11. The Company qualifies as a smaller reporting company and does not expect to early adopt ASUs 2016-13 and 2017-04.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
		Gross	Gross
		Unrealized	Unrealized
June 30, 2020	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies and corporations	$350	$1	$—	$351
Obligations of states and political subdivisions	83,800	3,764	11	87,553
U.S. Government-sponsored mortgage-backed securities	62,051	574	128	62,497
U.S. Government-sponsored collateralized mortgage obligations	6,409	123	2	6,530
U.S. Government-guaranteed small business administration pools	5,846	149	—	5,995
Total investment securities available-for-sale	$158,456	$4,611	$141	$162,926
Federal Home Loan Bank (FHLB) stock	$2,805	$—	$—	$2,805
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$3,031	$—	$—	$3,031

	(Amounts in thousands)
		Gross	Gross
		Unrealized	Unrealized
December 31, 2019	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies and corporations	$3,348	$1	$39	$3,310
Obligations of states and political subdivisions	67,794	1,853	21	69,626
U.S. Government-sponsored mortgage-backed securities	48,566	75	404	48,237
U.S. Government-sponsored collateralized mortgage obligations	8,447	78	44	8,481
U.S. Government-guaranteed small business administration pools	6,576	—	99	6,477
Total investment securities available-for-sale	$134,731	$2,007	$607	$136,131
Federal Home Loan Bank (FHLB) stock	$2,609	$—	$—	$2,609
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,835	$—	$—	$2,835

The amortized cost and fair value of debt securities at June 30, 2020, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$419	$421
Due after one year through five years	2,795	2,841
Due after five years through ten years	3,759	3,931
Due after ten years	83,023	86,706
Total	89,996	93,899
U.S. Government-sponsored mortgage-backed and related securities	68,460	69,027
Total investment securities available-for-sale	$158,456	$162,926

The table below sets forth the proceeds, gains and losses realized on available for sale securities sold or called for the periods ended June 30, 2020 and June 30, 2019.

	(Amounts in thousands)		(Amounts in thousands)
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Proceeds on securities sold	$2,611	$13,622	$2,611	$13,622
Gross realized gain	27	82	27	82
Gross realized losses	9	126	9	126

Investment securities with a carrying value of approximately $83.5 million at  June 30, 2020 and $59.0 million at December 31, 2019 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at June 30, 2020:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,967	11	—	—	1,967	11
U.S. Government-sponsored mortgage-backed securities	17,549	128	—	—	17,549	128
U.S. Government-sponsored collateralized mortgage obligations	1,144	2	—	—	1,144	2
U.S. Government-guaranteed small business administration pools	—	—	—	—	—	—
Total	$20,660	$141	$—	$—	$20,660	$141

The above table comprises 9 investment securities where the fair value is less than the related amortized cost.

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

The unrealized losses at June 30, 2020 on the Company’s investments were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	June 30, 2020			December 31, 2019
	Balance		%	Balance		%
Commercial	$122,608	23.2		$99,864	19.3
Commercial real estate	296,690	56.2		302,084	58.2
Residential real estate	80,651	15.3		87,172	16.8
Consumer - home equity	24,300	4.6		25,856	5.0
Consumer - other	3,848	0.7		3,740	0.7
Total loans	$528,097	100.0		$518,716	100.0

During 2020 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2020, the Company had outstanding principal balances of $56.4 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.2 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

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

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in charge-offs, classifications and non-accruals	Stable
Trends in volume and terms	Stable
Changes in lending policies and procedures	Stable
Experience, depth and ability of management, including loan review function	Stable
Economic trends, including valuation of underlying collateral	Increasing
Concentrations of credit	Increasing
Effect of COVID-19 pandemic	Increasing

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2020	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,851	$2,594	$401	$103	$138	$5,087
Loan charge-offs	—	—	—	—	(59)	(59)
Recoveries	—	—	—	1	41	42
Net loan recoveries (charge-offs)	—	—	—	1	(18)	(17)
Provision charged to operations	—	432	—	(3)	21	450
Balance at end of period	$1,851	$3,026	$401	$101	$141	$5,520

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2019	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,578	$2,201	$320	$114	$127	$4,340
Loan charge-offs	—	—	—	—	(51)	(51)
Recoveries	—	—	—	1	15	16
Net loan recoveries (charge-offs)	—	—	—	1	(36)	(35)
Provision charged to operations	139	(36)	48	(17)	46	180
Balance at end of period	$1,717	$2,165	$368	$98	$137	$4,485

Six Months Ended

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2020	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,756	$2,130	$334	$104	$141	$4,465
Loan charge-offs	(1)	—	—	—	(95)	(96)
Recoveries	19	—	25	1	56	101
Net loan recoveries (charge-offs)	18	—	25	1	(39)	5
Provision charged to operations	77	896	42	(4)	39	1,050
Balance at end of period	$1,851	$3,026	$401	$101	$141	$5,520

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2019	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,578	$2,201	$320	$114	$127	$4,340
Loan charge-offs	—	—	—	—	(51)	(51)
Recoveries	—	—	—	1	15	16
Net loan recoveries (charge-offs)	—	—	—	1	(36)	(35)
Provision charged to operations	139	(36)	48	(17)	46	180
Balance at end of period	$1,717	$2,165	$368	$98	$137	$4,485

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at  June 30, 2020 and December 31, 2019:

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2020	Commercial	real estate	real estate	home equity	other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,272	3,026	401	101	141	4,941
Total ending allowance balance	$1,851	$3,026	$401	$101	$141	$5,520
Loan Portfolio:
Individually evaluated for impairment	$4,638	$2,637	$—	$—	$—	$7,275
Collectively evaluated for impairment	117,970	294,053	80,651	24,300	3,848	520,822
Total ending loans balance	$122,608	$296,690	$80,651	$24,300	$3,848	$528,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
December 31, 2019	Commercial	real estate	real estate	home equity	other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,177	2,130	334	104	141	3,886
Total ending allowance balance	$1,756	$2,130	$334	$104	$141	$4,465
Loan Portfolio:
Individually evaluated for impairment	$4,909	$2,940	$—	$—	$—	$7,849
Collectively evaluated for impairment	94,955	299,144	87,172	25,856	3,740	510,867
Total ending loans balance	$99,864	$302,084	$87,172	$25,856	$3,740	$518,716

The change in commercial loan balances from year-end was affected by two sets of transactions in opposing directions. Decreasing the balances in 2020 were 60-day or less term commercial loans for a total of $25.2 million that closed in December 2019 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2020. Increasing the commercial loans by $56 million were loans granted under the PPP as indicated previously.

The increase in the allowance is a result of stress on our loan portfolio from the increase in unemployment and other negative effects of the coronavirus pandemic. Based on current economic indicators, the Company increased the economic qualitative factors within the allowance for loan losses evaluation. Relative to the number of requests for modifications and deferrals from commercial borrowers, additional COVID-19 factors were applied to these loans after segmenting into industry classifications.  Such requests from consumers were insignificant. The amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off, which primarily impacted consumer loans.

The following tables represent credit exposures by internally assigned grades for June 30, 2020 and December 31, 2019. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of credit quality indicators by internally assigned grades as of June 30, 2020 and December 31, 2019:

	(Amounts in thousands)
	Commercial	Commercial real estate
June 30, 2020
Pass	$108,766	$273,753
Special Mention	3,942	18,899
Substandard	9,900	4,038
Ending Balance	$122,608	$296,690

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2019
Pass	$83,114	$275,763
Special Mention	6,273	21,995
Substandard	10,477	4,326
Ending Balance	$99,864	$302,084

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

The following table is a summary of consumer credit exposure as of June 30, 2020 and December 31, 2019:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
June 30, 2020
Performing	$80,150	$24,162	$3,848
Nonperforming	501	138	—
Total	$80,651	$24,300	$3,848

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2019
Performing	$86,703	$25,709	$3,740
Nonperforming	469	147	—
Total	$87,172	$25,856	$3,740

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of classes of loans on non-accrual status as of June 30, 2020 and December 31, 2019:

	(Amounts in thousands)
	June 30,	December 31,
	2020	2019
Commercial	$891	$1,152
Commercial real estate	552	566
Residential real estate	501	469
Consumer:
Consumer - home equity	138	147
Consumer - other	—	—
Total	$2,082	$2,334

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

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the Coronavirus Disease 2019 (COVID-19) pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments as of December 31, 2019. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

There were no loans modified as TDR’s during the three and six month periods ended June 30, 2020 and June 30, 2019.

As of July 31, 2020, we granted requests to modify 100 commercial loans aggregating $104.6 million and 30 consumer loans aggregating $6.1 million, primarily resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act. For further discussion, see Significant Developments Impact of COVID-19 section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following table is an aging analysis of the recorded investment of past due loans as of June 30, 2020 and December 31, 2019:

	(Amounts in thousands)
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days Or				90 Days and
	Past Due	Past Due	Greater	Total Past Due	Current	Total Loans	Accruing
June 30, 2020
Commercial	$—	$—	$891	$891	$121,717	$122,608	$—
Commercial real estate	—	305	247	552	296,138	296,690	—
Residential real estate	47	6	459	512	80,139	80,651	—
Consumer:
Consumer - home equity	22	—	33	55	24,245	24,300	—
Consumer - other	13	—	—	13	3,835	3,848	—
Total	$82	$311	$1,630	$2,023	$526,074	$528,097	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days Or				90 Days and
	Past Due	Past Due	Greater	Total Past Due	Current	Total Loans	Accruing
December 31, 2019
Commercial	$1	$—	$1,152	$1,153	$98,711	$99,864	$—
Commercial real estate	—	—	253	253	301,831	302,084	—
Residential real estate	5	214	454	673	86,499	87,172	—
Consumer:
Consumer - home equity	24	25	123	172	25,684	25,856	—
Consumer - other	14	—	—	14	3,726	3,740	—
Total	$44	$239	$1,982	$2,265	$516,451	$518,716	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2020 and December 31, 2019. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and six months ended June 30, 2020 and 2019.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2020
With no related allowance recorded:
Commercial	$3,826	$4,784	$—
Commercial real estate	2,637	2,637	—
With an allowance recorded:
Commercial	812	812	579
Commercial real estate	—	—	—
Total:
Commercial	$4,638	$5,596	$579
Commercial real estate	$2,637	$2,637	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Commercial	$3,925	$4,946	$—
Commercial real estate	2,940	2,940	—
With an allowance recorded:
Commercial	984	984	579
Commercial real estate	—	—	—
Total:
Commercial	$4,909	$5,930	$579
Commercial real estate	$2,940	$2,940	$—

	(Amounts in thousands)		(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
June 30, 2020
With no related allowance recorded:
Commercial	$3,826	$40	$3,857	$78
Commercial real estate	2,723	40	2,817	82
With an allowance recorded:
Commercial	812	—	869	—
Commercial real estate	—	—	—	—
Total:
Commercial	$4,638	$40	$4,726	$78
Commercial real estate	$2,723	$40	$2,817	$82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)		(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
June 30, 2019
With no related allowance recorded:
Commercial	$4,158	$71	$4,555	$219
Commercial real estate	3,219	48	3,211	111
With an allowance recorded:
Commercial	989	—	661	—
Commercial real estate	—	—	—	—
Total:
Commercial	$5,147	$71	$5,216	$219
Commercial real estate	$3,219	$48	$3,211	$111

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (amounts in thousands)	$1,932	$1,328	$3,303	$3,433

Weighted average common shares outstanding	4,168,073	4,346,763	4,199,831	4,336,804
Net effect of dilutive common share equivalents	4,191	4,721	13,466	6,963
Adjusted average shares outstanding-dilutive	4,172,264	4,351,484	4,213,297	4,343,767

Basic earnings per share	$0.47	$0.30	$0.79	$0.79
Diluted earnings per share	$0.47	$0.30	$0.79	$0.79

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2020 and December 31, 2019 were 1.76% and 3.34%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	June 30,	December 31,
	2020	2019
Commitments to extend credit:
Fixed rate	$31,927	$19,755
Variable rate	90,272	75,147
Standby letters of credit	3,905	3,905

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	June 30,	December 31,
	2020	2019
Overdraft protection available on depositors' accounts	$7,794	$8,070
Balance of overdrafts included in loans	53	130
Average daily balance of overdrafts	638	112
Average daily balance of overdrafts as a percentage of available	8.19%	1.39%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2020, based on the contract values, the Company had four U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $5.2 million. At December 31, 2019 based upon the swap contract values, the Company had two U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with a third-party financial institution with a fair value of $2.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	June 30,	December 31,			June 30,	December 31,
	2020	2019	Interest Rate Paid	Interest Rate Received	2020	2019
Customer interest rate swap
Maturing in 2020	$2,262	$2,312	1 Mo. Libor + Margin	Fixed	$15	$4
Maturing in 2025	4,364	4,557	1 Mo. Libor + Margin	Fixed	344	134
Maturing in 2026	1,758	1,822	1 Mo. Libor + Margin	Fixed	125	19
Maturing in 2027	13,143	13,363	1 Mo. Libor + Margin	Fixed	1,636	636
Maturing in 2028	6,064	6,068	1 Mo. Libor + Margin	Fixed	1,078	548
Maturing in 2029	3,685	3,721	1 Mo. Libor + Margin	Fixed	350	(19)
Maturing in 2030	6,042	3,649	1 Mo. Libor + Margin	Fixed	469	44
Maturing in 2032	2,593	—	1 Mo. Libor + Margin	Fixed	218	—
Maturing in 2033	1,108	1,121	1 Mo. Libor + Margin	Fixed	201	56
Total	$41,019	$36,613			$4,436	$1,422

Third party interest rate swap
Maturing in 2020	$2,262	$2,312	Fixed	1 Mo. Libor + Margin	$(15)	$(4)
Maturing in 2025	4,364	4,557	Fixed	1 Mo. Libor + Margin	(344)	(134)
Maturing in 2026	1,758	1,822	Fixed	1 Mo. Libor + Margin	(125)	(19)
Maturing in 2027	13,143	13,363	Fixed	1 Mo. Libor + Margin	(1,636)	(636)
Maturing in 2028	6,064	6,068	Fixed	1 Mo. Libor + Margin	(1,078)	(548)
Maturing in 2029	3,685	3,721	Fixed	1 Mo. Libor + Margin	(350)	19
Maturing in 2030	6,042	3,649	Fixed	1 Mo. Libor + Margin	(469)	(44)
Maturing in 2032	2,593	—	Fixed	1 Mo. Libor + Margin	(218)	—
Maturing in 2033	1,108	1,121	Fixed	1 Mo. Libor + Margin	(201)	(56)
Total	$41,019	$36,613			$(4,436)	$(1,422)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2020
Interest rate derivatives	Other assets	$4,436	Other liabilities	$4,436

December 31, 2019
Interest rate derivatives	Other assets	$1,422	Other liabilities	$1,422

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

The following table presents the assets reported on the Consolidated Balance Sheets, on a recurring basis, at their fair value as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at June 30, 2020 Using
	June 30,
Description	2020	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$351	$—	$351	$—
Obligations of states and political subdivisions	87,553	—	87,553	—
U.S. Government-sponsored mortgage-backed securities	62,497	—	62,497	—
U.S. Government-sponsored collateralized mortgage obligations	6,530	—	6,530	—
U.S. Government-guaranteed small business administration pools	5,995	—	5,995	—
Loans held for sale	4,563	4,563	—	—
Interest rate derivatives	4,436	—	4,436	—

LIABILITIES
Interest rate derivatives	$4,436	$—	$4,436	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2019 Using
	December 31,
Description	2019	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$3,310	$—	$3,310	$—
Obligations of states and political subdivisions	69,626	—	69,626	—
U.S. Government-sponsored mortgage-backed securities	48,237	—	48,237	—
U.S. Government-sponsored collateralized mortgage obligations	8,481	—	8,481	—
U.S. Government-guaranteed small business administration pools	6,477	—	6,477	—
Loans held for sale	4,890	4,890	—	—
Interest rate derivatives	1,422	—	1,422	—

LIABILITIES
Interest rate derivatives	$1,422	$—	$1,422	$—

The following table presents quantitative information about the Level 3 significant inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2020 and December 31, 2019.

	(Amounts in thousands)
	Fair value at June 30,	Valuation	Significant Unobservable
	2020	Technique	Input	Range of Inputs
Impaired loans	$233	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

	(Amounts in thousands)
	Fair value at December 31,	Valuation	Significant Unobservable
	2019	Technique	Input	Range of Inputs
Impaired loans	$405	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments carried at amortized cost are as follows:

	(Amounts in thousands)
	June 30, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$33,098	$33,098	$—	$—	$33,098
Net loans	522,577	—	—	524,557	524,557
Bank-owned life insurance	17,956	17,956	—	—	17,956
Accrued interest receivable	1,815	1,815	—	—	1,815

LIABILITIES:
Demand, savings and money market deposits	$525,968	$525,968	$—	$—	$525,968
Time deposits	122,449	—	—	123,912	123,912
Securities sold under agreements to repurchase	3,328	3,328	—	—	3,328
Federal Home Loan Bank advances - short term	7,000	—	—	7,006	7,006
Federal Home Loan Bank advances - long term	24,000	—	—	24,487	24,487
Subordinated debt	5,155	—	—	4,299	4,299
Accrued interest payable	406	406	—	—	406

	(Amounts in thousands)
	December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$27,815	$27,815	$—	$—	$27,815
Net loans	514,251	—	—	517,787	517,787
Bank-owned life insurance	17,768	17,768	—	—	17,768
Accrued interest receivable	2,336	2,336	—	—	2,336

LIABILITIES:
Demand, savings and money market deposits	$476,358	$476,358	$—	$—	$476,358
Time deposits	142,023	—	—	143,485	143,485
Securities sold under agreements to repurchase	1,922	1,922	—	—	1,922
Federal Home Loan Bank advances - short term	—	—	—	—	—
Federal Home Loan Bank advances - long term	24,000	—	—	24,005	24,005
Subordinated debt	5,155	—	—	4,835	4,835
Accrued interest payable	510	510	—	—	510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six months ended June 30, 2020 and 2019:

	(Amounts in thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
	Unrealized		Unrealized		Unrealized		Unrealized
	gains		gains		gains		gains
	(losses) on	Change in	(losses) on	Change in	(losses) on	Change in	(losses) on	Change in
	available-	pension and	available-	pension and	available-	pension and	available-	pension and
	for-sale	postretirement	for-sale	postretirement	for-sale	postretirement	for-sale	postretirement
	securities (a)	obligations (a)	securities (a)	obligations (a)	securities (a)	obligations (a)	securities (a)	obligations (a)
Beginning balance	$2,344	$57	$(1,815)	$37	$1,107	$61	$(3,686)	$30
Other comprehensive income (loss) before reclassification	1,201	(7)	1,597	7	2,438	(11)	3,468	14
Amount reclassified from accumulated other comprehensive income or loss	(14)	—	35	—	(14)	—	35	—
Total other comprehensive income (loss)	1,187	(7)	1,632	7	2,424	(11)	3,503	14
Ending balance	$3,531	$50	$(183)	$44	$3,531	$50	$(183)	$44

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

There following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019.

(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	Amount	Amount	Amount	Amount
	reclassified	reclassified	reclassified	reclassified	Affected line
	from	from	from	from	item in the
	accumulated	accumulated	accumulated	accumulated	statement
	other	other	other	other	where
	comprehensive	comprehensive	comprehensive	comprehensive	net income
	income or loss (a)	income or loss (a)	income or loss (a)	income or loss (a)	is presented
Details about other comprehensive income or loss:
Unrealized gains (losses) on available-for-sale securities	$18	$(44)	$18	$(44)	Investment securities available-for-sale gains (losses), net
	(4)	9	(4)	9	Federal income tax expense
	$14	$(35)	$14	$(35)

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$758	$823	$745	$831
Expense recorded	9	(1)	18	(2)
Other comprehensive loss (income) recorded	7	(7)	11	(14)
Ending balance	$774	$815	$774	$815

12.) Stock Repurchase Program:

On December 18, 2018, the Company’s Board of Directors approved a program which allows the Company to repurchase up to 300,000 shares, or approximately 6.9% of the 4,349,624 outstanding shares of common stock effective December 18, 2018. This program terminated on December 31, 2019. The company purchased 54,000 shares under this program. On December 17, 2019, the Company’s Board of Directors approved a new program which allows the Company to purchase up to 200,000 shares, or approximately 4.6% of the 4,323,822 outstanding shares of common stock at December 17, 2019. On March 17, 2020 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the December 17, 2019 plan by 100,000 shares bringing the total to 300,000 shares authorized. This program will terminate on December 31, 2020, or upon purchase of 300,000 shares if earlier or at any time without prior notice. As of June 30, 2020, the Company purchased 146,318 shares under this program. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on June 30, 2020, the remaining authorization to repurchase the stock for the program is approximately $2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.) Securities Sold Under Agreements to Repurchase:

The following table provides additional detail regarding repurchase agreements:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At June 30,	At December 31,
	2020	2019
	Remaining Contractual Maturity
	of the Agreements
	Overnight and	Overnight and
	Continuous	Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$4,431	$2,750
Total collateral carrying value	$4,431	$2,750
Total repurchase agreements	$3,328	$1,922

14.) Equity Compensation:

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first six months of 2020, 47,567 shares were granted to employees under the plan, compared to 30,156 shares being granted under the plan in the first six months of 2019. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first six months of 2020 and 2019, compensation expense of $234,000 and $501,000, respectively, was recorded in the Consolidated Statements of Income. As of June 30, 2020, there was $725,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan can vest immediately and/or on the anniversary of the award date from one to three years out if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 13.3 months.

Granted shares are awarded upon a combination of service and achievement of performance objectives derived from one or more of the performance criteria. The main performance metrics used for the periods presented were three-year earnings per share growth and three-year return on equity ranked versus a peer group.

The following is the activity under the Omnibus Equity Plan during the six months ended June 30, 2020:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested at January 1, 2020	26,025	$21.78
Granted	47,567	15.82
Vested	(22,136)	21.74
Forfeited	—	—
Nonvested at June 30, 2020	51,456	$16.29

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 2,684 Board approved shares granted in the first six months of 2020, and there were 1,525 Board approved shares granted under the plan in the first six months of 2019. In the first six months of 2020, there was $43,000 expense recorded in the Consolidated Statements of Income, and there was no expense recorded in the first six months of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	June 30, 2020			June 30, 2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$30,933	$70	0.45%	$12,906	$145	2.25%
Investment securities (1) (2) (3)	139,547	1,882	2.70%	141,304	2,018	2.86%
Loans (1) (2) (3)	515,887	11,824	4.59%	490,843	12,996	5.32%
Total interest-earning assets	686,367	$13,776	4.02%	645,053	$15,159	4.72%
Cash and due from banks	7,509			7,431
Bank premises and equipment	11,886			10,252
Other assets	38,544			28,138
Total non-interest-earning assets	57,939			45,821
Total assets	$744,306			$690,874
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$217,123	$761	0.70%	$198,679	$929	0.94%
Savings	114,325	56	0.10%	110,505	49	0.09%
Time	134,793	1,162	1.73%	137,479	1,391	2.04%
Total interest-bearing deposits	466,241	1,979	0.85%	446,663	2,369	1.07%
Other borrowings	25,872	182	1.40%	25,967	289	2.25%
Subordinated debt	5,155	68	2.63%	5,155	107	4.12%
Total interest-bearing liabilities	497,268	$2,229	0.90%	477,785	$2,765	1.17%
Demand deposits	154,483			133,668
Other liabilities	15,778			11,830
Shareholders' equity	76,777			67,591
Total liabilities and shareholders' equity	$744,306			$690,874
Net interest income		$11,547			$12,394
Net interest rate spread (4)			3.12%			3.55%
Net interest margin (5)			3.37%			3.85%
Ratio of interest-earning assets to interest-bearing liabilities			1.38			1.35

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2020 and 2019 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $3,000 and $225,000, respectively, for June 30, 2020, and $3,000 and $165,000, respectively, for June 30, 2019.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	June 30, 2020			March 31, 2020			June 30, 2019
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$45,708	$14	0.12%	$16,158	$56	1.39%	$16,920	$87	2.04%
Investment securities (1) (2) (3)	144,125	955	2.64%	134,969	927	2.81%	139,737	987	2.82%
Loans (1) (2) (3)	525,913	5,768	4.39%	505,861	6,056	4.79%	484,648	6,411	5.30%
Total interest-earning assets	715,746	$6,737	3.77%	656,988	$7,039	4.30%	641,305	$7,485	4.67%
Cash and due from banks	7,466			7,551			7,570
Bank premises and equipment	12,161			11,612			10,464
Other assets	39,431			37,657			29,947
Total non-interest-earning assets	59,058			56,820			47,981
Total assets	$774,804			$713,808			$689,286
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$218,889	$331	0.61%	$215,356	$430	0.80%	$189,596	$455	0.96%
Savings	116,666	29	0.10%	111,983	27	0.10%	110,070	25	0.09%
Time	135,677	523	1.54%	133,912	639	1.91%	140,719	728	2.08%
Total interest-bearing deposits	471,232	883	0.75%	461,251	1,096	0.95%	440,385	1,208	1.10%
Other borrowings	29,723	94	1.26%	22,021	88	1.60%	24,388	138	2.26%
Subordinated debt	5,155	27	2.12%	5,155	41	3.12%	5,155	53	4.03%
Total interest-bearing liabilities	506,110	$1,004	0.80%	488,427	$1,225	1.01%	469,928	$1,399	1.19%
Demand deposits	177,055			131,912			137,552
Other liabilities	17,679			13,876			12,649
Shareholders' equity	73,960			79,593			69,157
Total liabilities and shareholders' equity	$774,804			$713,808			$689,286
Net interest income		$5,733			$5,814			$6,086
Net interest rate spread (4)			2.97%			3.29%			3.48%
Net interest margin (5)			3.21%			3.56%			3.80%
Ratio of interest-earning assets to interest-bearing liabilities			1.41			1.35			1.36

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2020 and 2019 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $1,000 and $118,000, respectively, for June 30, 2020, $2,000 and $107,000, respectively, for March 31, 2020; and $3,000 and $165,000, respectively, for June 30, 2019.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2020	2020	2019	2019	2019
SUMMARY OF OPERATIONS
Total interest income	$6,618	$6,930	$7,428	$7,224	$7,401
Total interest expense	(1,004)	(1,225)	(1,387)	(1,402)	(1,399)
NET INTEREST INCOME (NII)	5,614	5,705	6,041	5,822	6,002
Provision for loan losses	(450)	(600)	(180)	(180)	(180)
NII after loss provision	5,164	5,105	5,861	5,642	5,822
Investment securities gains (losses)	18	—	—	—	(44)
Mortgage banking gains	900	596	381	492	344
Other income	797	856	958	935	752
Total non-interest expense	(4,578)	(4,980)	(4,903)	(4,761)	(5,339)
Income before tax expense	2,301	1,577	2,297	2,308	1,535
Federal income tax expense	369	206	393	363	207
Net income	$1,932	$1,371	$1,904	$1,945	$1,328

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.47	$0.32	$0.44	$0.45	$0.30
Book value	17.94	17.32	17.19	16.93	16.25
Cash dividends declared per share	0.14	0.19	0.12	0.11	0.11

BALANCE SHEET DATA
Assets	$780,017	$712,650	$737,162	$700,621	$690,683
Investments	165,957	133,638	138,966	139,291	139,071
Loans	528,097	482,239	518,716	488,435	477,946
Allowance for loan losses	5,520	5,087	4,465	4,641	4,485
Deposits	648,417	593,256	618,381	587,128	576,914
Borrowings	39,483	30,830	31,077	25,462	28,830
Shareholders' equity	75,772	73,209	74,338	74,153	71,164

AVERAGE BALANCES
Assets	$774,804	$713,808	$712,629	$694,421	$689,286
Investments	144,125	134,969	137,260	139,476	139,737
Loans	521,447	502,398	497,387	483,590	480,474
Deposits	648,287	593,163	594,794	580,971	577,937
Borrowings	34,878	27,176	28,857	26,691	29,543
Shareholders' equity	73,960	79,593	74,483	72,667	69,157

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$(17)	$22	$(356)	$(24)	$(35)
Net (charge-offs) recoveries as a percentage of average total loans	(0.01)%	0.02%	(0.29)%	(0.02)%	(0.03)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.38%	0.59%	0.44%	0.55%	0.56%
Nonperforming loans	$7,918	$8,230	$8,545	$9,118	$8,992
Total nonperforming assets	$7,918	$8,230	$8,545	$9,118	$8,992
Nonperforming assets as a percentage of:
Total assets	1.02%	1.15%	1.16%	1.30%	1.30%
Equity plus allowance for loan losses	9.74	10.51	10.84	11.57	11.89
Tier I capital	10.26	10.86	10.94	11.71	11.78

FINANCIAL RATIOS
Return on average equity	10.45%	6.89%	10.23%	10.71%	7.68%
Return on average assets	1.00	0.77	1.07	1.12	0.77
Efficiency ratio	61.62	68.54	65.50	64.74	74.34
Effective tax rate	16.04	13.06	17.11	15.73	13.49
Net interest margin	3.21	3.56	3.74	3.70	3.80

(1)

Basic earnings per common share are based on weighted average shares outstanding. Diluted earnings per share is after consideration of common stock equivalents. Cash dividends per common share are based on actual dividends declared. Book value per common share is based on shares outstanding at each period end.

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

Significant Developments

Each item listed below materially affects the comparability of our results of operations for the three and six months ended June 30, 2020 and 2019, and our financial condition as of June 30, 2020 and December 31, 2019, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the six months ended June 30, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Ohio, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020.  In Ohio, the Governor ordered schools to close through the remainder of the school year and ordered many retail establishments to close and imposed limitations on gathering sizes through May 31, 2020.  The Bank remained open during these orders because banks have been identified as essential services, but serving its customers through its drive-ups and Video Teller Machines and in all of its branch offices by appointment only. Beginning in June, the Governor began opening up business in various phases in order to improve economic conditions. The Bank opened six of its thirteen branches but continued to operate only drive-up services at the others.

Each state has experienced an increase in unemployment levels as a result of the curtailment of business activities, rising from an average of 4.1 percent in Ohio in January 2020 to an average of 17.6 percent in April 2020, according to the Bureau of Labor Statistics. The Ohio unemployment rate in June was down to 10.9%.

To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, such as New York City and Miami, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.

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

•

We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner.  As of June 30, 2020, we had 419 PPP loans authorized totaling $56.4 million, an average of $135,000 per loan.

•

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

Loan Modifications.  As of July 31, 2020, we had received requests to modify 100 commercial loans aggregating $104.6 million and 30 consumer loans aggregating $6.1 million, primarily resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act.  Details with respect to modifications are as follows:

	As of July 31, 2020				As of April 30, 2020
		(Amounts in thosands)				(Amounts in thosands)
Type of Loan	Number of Loans	Balance	% of Total Loans	% of Segment	Number of Loans	Balance	% of Total Loans	% of Segment
One-to-four family residential	28	$5,995	1%	8%	25	$7,051	1%	10%
Consumer	2	149	0%	1%	1	99	0%	0%
Commercial and Industrial
Trucking	17	5,961	1%	33%	17	5,960	1%	30%
Other	20	14,213	3%	14%	23	17,747	4%	35%
Commercial Real Estate
Multi-family	5	6,648	1%	18%	4	5,986	1%	18%
Nonresidential	15	27,319	5%	28%	15	38,449	8%	40%
Hotels	8	25,510	5%	95%	9	26,780	6%	96%
Skilled nursing/ personal care	4	9,908	2%	18%	2	4,589	1%	8%
Other	31	15,058	3%	16%	31	17,002	4%	17%
Total	130	$110,761	21%		127	$123,663	26%

The effect of these modifications was captured in the evaluation of the Allowance for Loan Losses.  All of these loans are performing as of quarter end and through this reporting; however, the future performance, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors onto each of the above segmented balances for allowance purposes.  Among the data used to assign qualitative factors were the stress tests performed on each of the five largest concentrations presented above, the nature and length of the modifications, and observations of the overall COVID impact to the specific industry including:

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

Liquidity and Capital Resources.  As the stay-at-home orders played out in March, the company began a liquidity preservation mode.  With the growing pandemic and all of the uncertainty of its affect on the economy, availability of future liquidity came into question. In late March and early April, the Company accessed several of its wholesale funding sources in the aggregate of $8 million to begin building liquidity for cautionary purposes.  Also during this time period, the Federal Reserve announced the relaxation of the discount window standards, encouraging member banks to utilize this borrowing resource at any time.  Additionally, the Federal Reserve created the Payroll Protection Program Liquidity Facility (“PPPLF”) designed to directly fund the PPP loans made available to small businesses, essentially availing $46.4 million in funding to the Company.  In addition to these federally sponsored programs, the State of Ohio also made funds available through various programs.  As of quarter-end, the Company has available all of these untapped specially formed liquidity programs, in addition to its unused wholesale capacity by policy of $148 million.

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of June 30, 2019 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2019. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	June 30,	December 31,	June 30,
	2020	2019	2019
Loans:
Commercial	$122,608	$99,864	$71,883
Commercial real estate	296,690	302,084	287,300
Residential real estate	80,651	87,172	89,897
Consumer - home equity	24,300	25,856	25,391
Consumer - other	3,848	3,740	3,475
Total loans	$528,097	$518,716	$477,946
Total earning assets	$723,578	$681,939	$639,906
Total assets	$780,017	$737,162	$690,683
Deposits:
Noninterest-bearing deposits	$186,211	$133,340	$144,578
Interest-bearing demand deposits	339,757	343,018	294,108
Time deposits	122,449	142,023	138,228
Total deposits	$648,417	$618,381	$576,914
Total interest bearing liabilities	$501,689	$516,118	$461,166

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $723.6 million at June 30, 2020, an increase of 6.1% from the December 31, 2019 balance of $681.9 million. The increase from December 31, 2019 was mainly due to an increase in loans of $9.4 million, an increase of $26.8 million in investment securities available-for-sale and an increase in interest-earning deposits of $5.6 million.  Earning assets increased 13.1% from the June 30, 2019 balance of $639.9 million, which was due mainly to an increase in interest-earning deposits of $7.7 million, an increase in investment securities available-for-sale of $26.7 million, and an increase in loans of $50.2 million. Total assets of $780.0 million at June 30, 2020 increased by $42.9 million, or 5.8%, from the asset total of $737.2 million at December 31, 2019, and increased $89.3 million, or 12.9%, from the asset total of $690.7 million at June 30, 2019.

At June 30, 2020, the investment securities available-for-sale portfolio was $162.9 million compared to $136.1 million at December 31, 2019, an increase of $26.8 million, or 19.7%. Investment securities available-for-sale represented 22.5% of earning assets at June 30, 2020, compared to 20.0% at December 31, 2019. The Company deployed $30 million of excess liquidity in the May-June time frame generated by customer COVID-related deposit increases. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 25.1% and 22.0% of each deposit dollar at June 30, 2020 and December 31, 2019, respectively.

The investment securities available-for-sale portfolio had net unrealized gains, net of tax, of $3.5 million at June 30, 2020 and net unrealized gains, net of tax of $1.1 million at December 31, 2019. The increase in unrealized gains is reflective of the decline in interest rates during 2020 and its effect on securities valuation.

Loans held for sale decreased by $327,000 to $4.6 million at June 30, 2020 from $4.9 million at December 31, 2019, reflecting variation of the mortgage loan processing and origination activity.

Total loans at June 30, 2020 were $528.1 million compared to $518.7 million at December 31, 2019, a 1.8% decrease, and $477.9 million at June 30, 2019, a 10.49% increase. Year-end loan balances included 60-day or less term commercial loans totaling $25.2 million that closed in December 2019 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2020. Excluding these seasonal loans at December 31, 2019, total loans actually increased $34.6 million, or 7.0% through June 30, 2020. All of this increase was driven by the PPP loans issued during this second quarter relative to government pandemic aid. Loan balances otherwise were reduced by significant payoffs. With falling interest rates, numerous commercial customers paid off loan balances to take advantage of capital markets. In the current and previous quarter, payoffs totaled $47 million and $30 million, respectively. Additionally, efforts from the lending staff have shifted focus on servicing existing borrowers impacted by COVID-19. Total gross loans as a percentage of earning assets stood at 73.0% as of June 30, 2020, 76.1% as of December 31, 2019, and 74.7% as of June 30, 2019. The total loan-to-deposit ratio was 81.4% at June 30, 2020, 83.9% at December 31, 2019 and 82.6% June 30, 2019.

The allowance for loan losses of $5.5 million, $4.5 million and $4.5 million, respectively, represented approximately 1.05% of outstanding loans at June 30, 2020, 0.86% at December 31, 2019 and 0.94% at June 30, 2019. The elevated level of the allowance is a reflection of the effect of the COVID-19 pandemic on the borrowers of the Company. See Analysis of Provision for Loan Losses.

During the first six months, loan charge-offs were $96,000 in 2020 compared to $138,000 for the same period in 2019, while the recovery of previously charged-off loans amounted to $101,000 in 2020 and $70,000 in 2019. The net recoveries represent 1 basis point of average loans for 2020 and net charge-offs represented 3 basis points for 2019. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $2.1 million at June 30, 2020 and June 30, 2019, $2.3 million at December 31, 2019, and $2.4 million at June 30, 2019 or 0.4%, 0.5% and 0.5%, respectively, of total loans.

Bank-owned life insurance had a cash surrender value of $18.0 million at June 30, 2020 and $17.8 million at December 31, 2019. Comprising approximately 22.1% of Tier 1 capital plus the allowance for loan losses, management may consider additional insurance purchases not to exceed a 25% ratio.

Other assets increased to $24.0 million at June 30, 2020 from $21.5 million at December 31, 2019. As of June 30, 2020, a $5.4 million investment in partnership funds is included in other assets compared to $5.7 million at December 31, 2019, with an offsetting $2.7 million at June 30, 2020 and $3.1 million at December 31, 2019 in other liabilities, which is the commitment to fund these affordable housing investments. A partnership investment of $7.7 million into a privately managed pooled fund of small business administration loans is included in other assets at June 30, 2020 and at December 31, 2019. Both of these investments are intended to satisfy Community Reinvestment Act requirements. Also included in other assets is $4.4 million in fair value of commercial loan swaps at June 30, 2020 and $1.4 million at December 31, 2019 with a equal amount in other liabilities.

Noninterest-bearing deposits measured $186.2 million at June 30, 2020 compared to $133.3 million at December 31, 2019 and $144.6 million at June 30, 2019. Much of the $52.9 million increase from year-end relates to government aid to our customers in the form of PPP loans to commercial customers and stimulus checks to consumers. Interest-bearing deposits decreased $22.8 million to $462.2 million at June 30, 2020 from $485.0 million at December 31, 2019 and increased $29.9 million from $432.3 million at June 30, 2019. The decrease in interest-bearing deposits from year end reflects segregated money market deposit accounts with the Bank which fully collateralized $25.2 million in 60-day or less term commercial loans that closed in December 2019. The loans matured and the deposits withdrew in the first quarter of 2020. Absent the collateral deposits, interest-bearing deposits increased $2.4 million during the first six months of 2020.

Federal Home Loan Bank advances and short-term borrowings increased by $8.4 million to $34.3 million at June 30, 2020 from $25.9 million at December 31, 2019, reflecting the Company's initial reaction at the outset of the pandemic. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Wholesale deposits, when cheaper than FHLB funds, are sometimes used in lieu of borrowings as had been the case throughout 2019. Other liabilities measured $16.3 million at June 30, 2020 and $13.4 million at December 31, 2019. Included is the operating lease liability, the commitment to fund the affordable housing investments and fair value of swaps described above.

The Company’s total shareholders’ equity measured $75.8 million at June 30, 2020 and $74.3 million on December 31, 2019. The Company’s capital continues to meet the requirements to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.33 per share were paid to shareholders in the first six months of 2020, with $0.27 in cash dividends paid in the first six months of 2019 (including a special dividend of $.05 in both periods). Cash dividends of $0.14 per share and $0.11 per share were paid to shareholders in the second quarters of 2020 and 2019.

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

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve Board, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks meet certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (CBLR) framework if it has less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%.  The final rule adopts tier 1 capital and the existing leverage ratio into the CBLR framework.  The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and current expected credit loss (CECL) methodology transitions rules as of the compliance dates of those rules.  Qualifying institutions that elect to use the CBLR framework (each, a CBLR Bank) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements.  Each CBLR Bank will not be required to calculate or report risk based capital.  A CBLR Bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk based capital rule. The Company did not elect the option of using the CBLR framework to measure capital adequacy as of June 30, 2020.

At June 30, 2020 and December 31, 2019, actual capital levels and minimum required levels were:

	(Dollars in thousands)
			Minimum required		To be well-capitalized under
			for capital adequacy		prompt corrective action
	Actual		purposes		regulations
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$72,191	12.57%	$29,438	4.5%	N/A	N/A
Bank	68,662	12.02%	29,280	4.5%	$37,136	6.5%
Tier 1 capital (to risk-weighted assets)
Company	77,191	13.44%	38,054	6.0%	N/A	N/A
Bank	68,662	12.02%	37,850	6.0%	45,706	8.0%
Total capital (to risk-weighted assets)
Company	82,795	14.41%	49,542	8.0%	N/A	N/A
Bank	80,266	14.05%	49,277	8.0%	57,132	10.0%
Tier 1 capital (to average assets)
Company	77,191	10.00%	30,879	4.0%	N/A	N/A
Bank	68,662	8.93%	30,746	4.0%	38,432	5.0%

	(Dollars in thousands)
			Minimum required		To be well-capitalized under
			for capital adequacy		prompt corrective action
	Actual		purposes		regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$73,091	12.76%	$25,775	4.5%	N/A	N/A
Bank	69,768	12.25%	25,633	4.5%	$37,026	6.5%
Tier 1 capital (to risk-weighted assets)
Company	78,091	13.63%	34,367	6.0%	N/A	N/A
Bank	69,768	12.25%	34,178	6.0%	45,570	8.0%
Total capital (to risk-weighted assets)
Company	82,640	14.43%	45,823	8.0%	N/A	N/A
Bank	80,317	14.10%	45,570	8.0%	56,963	10.0%
Tier 1 capital (to average assets)
Company	78,091	10.98%	28,461	4.0%	N/A	N/A
Bank	69,768	9.85%	28,321	4.0%	35,401	5.0%

The Company had $5.0 million of trust preferred securities at both June 30, 2020 and December 31, 2019 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at June 30, 2020 and December 31, 2019.

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

Core earnings, which exclude certain non-recurring items, decreased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 but increased by $0.01 on a per share basis. Core earnings for the first six months of 2020 were $3.3 million, or $0.79 per share, compared to $3.4 million, or $0.78 per share, for the first six months of 2019. Core earnings for the second quarter of 2020 were $1.9 million, or $0.47 per share, compared to $1.3 million, or $0.30 per share, for the second quarter of 2019.

	(Amounts in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP earnings	$1,932	$1,328	$3,303	$3,433
Gain recognized on Bank Owned Life Insurance (tax free)*	—	—	—	(51)
Core earnings	$1,932	$1,328	$3,303	$3,382
GAAP earnings per share	$0.47	$0.30	$0.79	$0.79
Gain recognized on Bank Owned Life Insurance (tax free)*	—	—	—	(0.01)
Core earnings per share	$0.47	$0.30	$0.79	$0.78

*	This is the amount of proceeds received on life insurance policies upon the death of former directors or officers that exceeded the cash value of the policies.

Analysis of Net Interest Income

	(Amounts in thousands)
	Three months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net interest income	$5,614	$6,002	$11,319	$12,226
Tax equivalent income adjustment for investment securities	118	83	225	165
Tax equivalent income adjustment for loans	1	1	3	3
Net interest income on a fully taxable equivalent basis	$5,733	$6,086	$11,547	$12,394
Interest and dividends on investment securities	$837	$904	$1,657	$1,853
Tax equivalent income adjustment for investment securities	118	83	225	165
Investment securities income on a fully taxable equivalent basis	$955	$987	$1,882	$2,018
Interest and fees on loans	$5,767	$6,410	$11,821	$12,993
Tax equivalent income adjustment for loans	1	1	3	3
Loan income on a fully taxable equivalent basis	$5,768	$6,411	$11,824	$12,996

Six Months Ended June 30, 2020 and 2019

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $11.5 million for the six months ended June 30, 2020 and $12.4 million for the six months ended June 30, 2019. The resulting net interest margin was 3.37% for June 30, 2020 and 3.85% for June 30, 2019.

The decrease in interest income, on a fully taxable equivalent basis, of $1.4 million is the product of a 6.4% year-over-year increase in average earning assets and a 70 basis point decrease in yield. The decrease in interest expense of $536,000 was a product of a 27 basis point decrease in rates paid and a 4.1% increase in average interest-bearing liabilities. The net result was a 6.8% decrease in net interest income on a fully taxable equivalent basis, and a 48 basis point decrease in the Company’s net interest margin on a modestly growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $136,000, or 6.7%. The average invested balances in these securities decreased by $1.8 million, or 1.2%, from the levels of a year ago. The decrease in the average balance of investment securities was accompanied by a 16 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans decreased by $1.2 million, or 9.0%, for year to date June 30, 2020 compared to the same period in 2019. A $25.0 million increase in the average balance of the loan portfolio, or 5.1%, was accompanied by a 73 basis point decrease in the portfolio’s tax equivalent yield. The three rate decreases in the latter half of 2019 by the Federal Open Market Committee (FOMC) aggregating to 75 basis points has now been amplified with two rate reductions in the prior quarter for another 150 basis points. Coupled with strong competition for good credits, there is continued downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances mainly consisting of PPP loans.

Other interest income decreased by $75,000, or 52.0%, from the same period a year ago. The average balance of interest-earning deposits increased by $18.0 million, or 140.0%, reflecting the increased liquidity driven by pandemic aid. The yield decreased by 180 basis points from 2019 to 2020, reflecting the aggregate net decreases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $18.4 million, or 9.3%, for the six months ended June 30, 2020 compared to the same period of 2019, while average savings balances increased by $3.8 million, or 3.5%. The average rate paid on interest-bearing demand deposits and money market accounts decreased 24 basis points from 2019 to 2020 to 0.70%, reflecting the expiration of promotional specials offered during 2019. The average rate paid on savings accounts was 0.10% and 0.09% for June 30, 2020 and 2019, respectively. The average balance of time deposit products decreased by $2.7 million, or 2.0%, as the average rate paid decreased by 31 basis points, from 2.04% to 1.73%. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources.

Average borrowings and subordinated debt decreased by $95,000 while the average rate paid decreased by 93 basis points. As higher cost borrowings matured, the remaining borrowings were at lower rates. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. In the current low rate environment, wholesale and borrowing rates can reprice lower, while deposit rates may show modest decline.

Three Months Ended June 30, 2020 and 2019

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.7 million for the quarter ended June 30, 2020 and $6.1 million for the quarter ended June 30, 2019. The resulting net interest margin was 3.21% for June 30, 2020 and 3.80% for June 30, 2019.

The decrease in interest income, on a fully taxable equivalent basis, of $748,000 is the product of a 11.6% year-over-year increase in average earning assets and a 90 basis point decrease in yield. The decrease in interest expense of $395,000 was a product of a 39 basis point decrease in rates paid and a 7.7% increase in average interest-bearing liabilities. The net result was a 5.8% decrease in net interest income on a fully taxable equivalent basis, and a 59 basis point decrease in the Company’s net interest margin on a modestly growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $32,000, or 3.2%. The average invested balances in these securities increased by $4.4 million, or 3.1%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 18 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans decreased by $643,000, or 10.0%, for June 30, 2020 compared to the same period in 2019. An $41.3 million increase in the average balance of the loan portfolio, or 8.5%, was accompanied by a 91 basis point decrease in the portfolio’s tax equivalent yield. The three rate decreases in the latter half of 2019 by the Federal Open Market Committee (FOMC) aggregating to 75 basis points has now been amplified with two rate reductions in the prior quarter for another 150 basis points. Coupled with strong competition for good credits, there is continued downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances mainly consisting of PPP loans.

Other interest income decreased by $73,000, or 83.9%, from the same period a year ago. The average balance of interest-earning deposits increased by $28.8 million, or 170.0%. The yield decreased by 192 basis points from 2019 to 2020, reflecting the aggregate net decreases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $29.3 million, or 15.5%, for the quarter ended June 30, 2020 compared to the same period of 2019, while average savings balances increased by $6.6 million, or 6.0%. The average rate paid on interest-bearing demand deposits and money market accounts decreased 35 basis points from 2019 to 2020 to 0.61%, reflecting the expiration of promotional specials offered during 2019. The average rate paid on savings accounts was 0.10% and 0.09% for June 30, 2020 and 2019, respectively. The average balance of time deposit products decreased by $5.0 million, or 3.6%, as the average rate paid decreased by 53 basis points, from 2.08% to 1.54%. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources.

Average borrowings and subordinated debt decreased by $5.3 million while the average rate paid decreased by 60 basis points. As higher cost borrowings matured, the remaining borrowings were at lower rates. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. In the current low rate environment, wholesale and borrowing rates can reprice lower, while deposit rates may show modest decline.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Six Months Ended June 30, 2020 and June 30, 2019

During the first six months of both 2020 and 2019, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2020 and 2019, and has not experienced significant deterioration in any loan type, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. Past due loans, potential problem loans, as well as loans on non-accrual have all been stable. The provision for loan losses was $1.1 million for the six months ended June 30, 2020, compared to $355,000 provision for loan losses for the six months ended June 30, 2019. The increased provision for the six months ended June 30, 2020, compared to the same time period in 2019, was due to uncertainty in the economy as a result of the COVID-19 pandemic. As presented in the Significant Developments section, the Company received requests for the loan modifications as a result of business closures/curtailments from the COVID-19 pandemic. As the ultimate outcome of the performance of these credits is uncertain, qualitative factors were developed based upon industry segmentation, and the evaluation of various criteria. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the COVID-19 pandemic.

Total non-interest income increased by $911,000, or 40.1%, for the six months ended  June 30, 2020 compared to June 30, 2019.

For the first six months of 2020, fees for customer services decreased by $49,000, or 4.5%, from the same period a year ago, driven by fewer customer transactions on deposit accounts.  Mortgage banking gains increased by $815,000 in 2020 compared to 2019, reflective of the increase in margin on loan sales and the increase in refinances of existing loans resulting from the decline in interest rates. Earnings on bank-owned life insurance decreased by $22,000, the difference being the proceeds received on a policy upon the death of a former executive exceeding the cash value of the policy by $51,000 in 2019. Other sources of non-interest income increased by $167,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first six months were $9.6 million in 2020 compared to $10.1 million in 2019, a decrease of $533,000 or 5.3%. During the first six months of 2020, expenditures for salaries and employee benefits decreased by $585,000, or 10.1%, from the similar period a year ago. In lieu of layoffs and/or furloughs during the pandemic, the Company lowered headcount through attrition.

Occupancy and equipment increased by $150,000 mainly due to moving from a leased facility to a bank owned property in the first quarter of 2020. Professional fees increased by $116,000. This is due in part to an increase in legal fees attributable mainly to loan collection efforts. All other expense categories decreased by $214,000 or 8.1%, in the aggregate. This is due in part to the opening of a new branch in the second quarter of 2019, and expenses related to moving the Company’s stock listing to NASDAQ.

The effective tax rate for the first six months was 14.8% in 2020 and 14.9% in 2019, resulting in income tax expense of $575,000 in 2020 and $603,000 in 2019. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	June 30,
	2020		2019
	Balance	%	Balance	%
Provision at statutory rate	$814	21.0	$848	21.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(1)	—	(55)	(1.4)
Non-taxable interest income	(204)	(5.3)	(154)	(3.8)
Low income housing tax credits	(82)	(2.1)	(78)	(1.9)
Non-deductible expenses	48	1.2	42	1.0
Federal income tax expense	$575	14.8	$603	14.9

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax  - Three Months Ended June 30, 2020 and June 30, 2019

For the second quarter ended June 30, 2020, there were net charge offs of $17,000, and for the similar period of 2019 there were net charge-offs of $35,000. Past due loans, potential problem loans, as well as loans on nonaccrual have all been stable. With the loan modifications granted relative to the CARES Act, additional qualitative factors were applied due to the uncertain outcome of these modified credits. The resulting provision for loan losses was $450,000 for the second quarter of 2020, versus $180,000 in 2019. We believe the provision for loan losses for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the COVID-19 pandemic.

Total non-interest income increased by $663,000, or 63.0%, for the quarter ending June 30, 2020 compared to the same quarter of 2019

Mortgage banking gains increased to $900,000 in the second quarter of 2020 from $344,000 the same quarter of 2019, an increase of $566,000 reflective of the increase in volume and margin on loan sales. Mortgage loan originates nearly doubled to $34.1 million in the quarter ended June 30, 2020 versus $17.9 million in 2019. Earnings on bank-owned life insurance increased by $16,000. Other sources of non-interest income increased by $91,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the second quarter were $4.6 million in 2020 and $5.3 million in 2019, a decrease of 14.3%. During the second quarter of 2020, expenditures for salaries and employee benefits decreased by $607,000, or 19.8%, from the similar period a year ago. Full time equivalent employment averaged 155 during the second quarter of 2019 and 162 during the second quarter of 2019. The Company reduced headcount via attrition to date in 2020 in an effort to gain efficiency during the pandemic. All other expense categories decreased by $154,000, or 6.8%, in the aggregate. This latter category is subject to fluctuation due to the non-recurring nature of some of the items.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $11.0 million in the first six months of 2020, which annualized represents 13.3% of the total combined portfolio, compared to $5.3 million, or 7.6%, of the portfolio a year ago. The current low interest rate environment generally increases prepayment speeds on mortgage-backed securities. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also execute “one-way buy” transactions wherein deposits are taken in on a non-reciprocal basis through a weekly bidding process. At June 30, 2020, the Bank had $ 5.3 million of deposits in the CDARS® program, of which none was executed as one-way buy transactions and the Bank had $15.1 million of deposits in the ICS money market program, of which none was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal CDARS® and ICS are no longer considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At June 30, 2020, the Bank had approximately $10.0 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $4.9 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $34.4 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 25% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At June 30, 2020, there was $13.7 million in outstanding balances in wholesale deposits including internet-based deposits and the above-mentioned one-way buy funds, with access to an additional $148.4 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of June 30, 2020. Unpledged securities of $74.3 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

At the outset of the Pandemic, in response to the uncertainty surrounding the stay-at-home orders, business closures, and the potential negative effects to the economy, the Bank opted to begin increasing on-balance sheet liquidity in the event funds may be unavailable in the future.  Simultaneously, in response to the COVID-19 pandemic, governmental agencies took several measures to avail liquidity to the banking industry.  Among the key provisions are the following:

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

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at June 30, 2020 is $8.8 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $212,000 at June 30, 2020 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $33.1 million at June 30, 2020 compared to $24.2 million at June 30, 2019 and $27.8 million at December 31, 2019 The Company strives to be fully invested, minimizing on balance sheet liquidity, however, higher liquidity levels have been maintained during the Pandemic as a precautionary measure.

The following table details the cash flow from operating activities for the six months ended:

	(Amounts in thousands)
	June 30,
	2020	2020
Net income	$3,303	$3,433
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	1,226	1,083
Provision for loan losses	1,050	355
Investment securities available-for-sale (gains) losses, net	(18)	44
Originations of mortgage banking loans held for sale	(49,824)	(28,878)
Proceeds from the sale of mortgage banking loans	51,647	24,923
Mortgage banking gains, net	(1,496)	(681)
Earnings on bank-owned life insurance	(188)	(210)
Equity compensation	277	535
Changes in:
Deferred taxes	(540)	(24)
Other assets and liabilities	903	221
Net cash flow from operating activities	$6,340	$801

Key variations stem from: 1) In the six months ended June 30, 2020 net income was $130,000 lower than the same period in 2019 with provision for loan losses $695,000 higher than the same period in 2019. 2) Mortgage banking activity increased substantially due to historic low interest rates. 3) Equity compensation decreased $258,000 primarily due to awards occurring in the first quarter of 2020 versus second quarter of 2019. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2020 and 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock.

The following table shows information relating to the repurchase of shares of the Company’s common stock during the quarter ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
April	4,602	$13.46	—	153,682
May	—	—	—	153,682
June	—	—	—	153,682
Total	4,602	$13.46	—	—

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

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	8-K	3.2	05/30/17

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation as referenced in Exhibit 3.1	10-K(1)	4.1	03/16/06

	and the Code of Regulations as referenced in Exhibit 3.2	8-K	4.1	05/30/17

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.17	12/28/18

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.19	12/28/18

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of December 28, 2018	8-K	10.23	12/28/18

*10.24	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.24	12/28/18

*10.25	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of December 28, 2018	8-K	10.25	12/28/18

*10.26	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.26	12/28/18

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	10-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Amended Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of December 28, 2018	8-K	10.31.3	12/28/18

10.32	[Reserved]

10.33	[Reserved]

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.34	Amended Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of December 28, 2018	8-K	10.34	12/28/18

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	08/03/15

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

*10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

*10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

*10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	8-K	10.36.3	03/19/20

*10.36.4	Form of restricted stock award under the 2015 Omnibus Equity Plan	8-K	10.36.4	03/23/20

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

*10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

*10.37.2	2015 Director Equity Plan Restricted Stock Award Agreement	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document				✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				✓

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				✓

(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814 through March 2019, SEC File No. 001-38827 thereafter.

CORTLAND BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: August 10, 2020
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: August 10, 2020
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)