Form 10-Q
period 2020-09-30
CORTLAND BANCORP INC
filed 2020-11-05
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                       to

Commission file number: 001-38827

Cortland Bancorp Inc

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,223,153 Shares October 29, 2020

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$7,808	$8,448
Interest-earning deposits	40,825	19,367
Total cash and cash equivalents	48,633	27,815
Investment securities available-for-sale (Note 3)	167,577	136,131
Regulatory stock (Note 3)	3,031	2,835
Loans held for sale	6,564	4,890
Total loans (Note 4)	534,146	518,716
Less allowance for loan losses (Note 4)	(6,045)	(4,465)
Net loans	528,101	514,251
Premises and equipment	11,885	12,018
Bank-owned life insurance	21,046	17,768
Other assets	24,788	21,454
Total assets	$811,625	$737,162

LIABILITIES
Noninterest-bearing deposits	$194,174	$133,340
Interest-bearing deposits	486,466	485,041
Total deposits	680,640	618,381
Securities sold under agreements to repurchase (Note 13)	1,088	1,922
Federal Home Loan Bank advances - short term	7,000	—
Federal Home Loan Bank advances - long term	24,000	24,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	15,594	13,366
Total liabilities	733,477	662,824

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2020 and 2019; outstanding shares, 4,223,153 in 2020 and 4,323,822 in 2019	23,641	23,641
Additional paid-in capital	21,153	21,266
Retained earnings	39,657	36,187
Accumulated other comprehensive income (Note 10)	4,301	1,168
Treasury stock, at cost, 505,114 shares in 2020 and 404,445 in 2019	(10,604)	(7,924)
Total shareholders’ equity	78,148	74,338
Total liabilities and shareholders’ equity	$811,625	$737,162

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$5,772	$6,257	$17,593	$19,250
Interest and dividends on investment securities:
Taxable interest	303	382	946	1,440
Nontaxable interest	569	466	1,543	1,187
Dividends	13	29	53	103
Other interest income	14	90	84	235
Total interest and dividend income	6,671	7,224	20,219	22,215
INTEREST EXPENSE
Deposits	752	1,238	2,731	3,607
Securities sold under agreements to repurchase	1	1	4	4
Federal Home Loan Bank advances - short term	5	17	9	128
Federal Home Loan Bank advances - long term	87	96	262	271
Subordinated debt	23	50	91	157
Total interest expense	868	1,402	3,097	4,167
Net interest income	5,803	5,822	17,122	18,048
PROVISION FOR LOAN LOSSES	525	180	1,575	535
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,278	5,642	15,547	17,513
NON-INTEREST INCOME
Fees for customer services	528	617	1,563	1,701
Investment securities available-for-sale gains (losses), net	—	—	18	(44)
Mortgage banking gains, net	1,281	492	2,777	1,173
Earnings on bank-owned life insurance	90	86	278	296
Other non-interest income	66	232	496	557
Total non-interest income	1,965	1,427	5,132	3,683
NON-INTEREST EXPENSES
Salaries and employee benefits	2,598	2,622	7,827	8,436
Occupancy and equipment	608	610	1,913	1,765
State and local taxes	150	130	448	389
FDIC insurance	46	(8)	99	107
Professional fees	287	348	871	816
Advertising and marketing	64	78	156	276
Data processing fees	63	72	204	215
Other operating expenses	905	909	2,761	2,848
Total non-interest expenses	4,721	4,761	14,279	14,852
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	2,522	2,308	6,400	6,344
Federal income tax expense	360	363	935	966
NET INCOME	$2,162	$1,945	$5,465	$5,378
EARNINGS PER SHARE BASIC AND DILUTED	$0.51	$0.45	$1.30	$1.24
CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.11	$0.47	$0.38

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
Net income	$2,162	$1,945	$5,465	$5,378
Other comprehensive income:
Securities available for sale:
Unrealized holding gains on available-for-sale securities	933	1,764	4,020	6,154
Tax effect	(195)	(371)	(844)	(1,293)
Reclassification adjustment for net (gains) losses in net income	—	—	(18)	44
Tax effect	—	—	4	(9)
Total securities available-for-sale	738	1,393	3,162	4,896
Change in post-retirement obligations	(18)	7	(29)	21
Total other comprehensive income	720	1,400	3,133	4,917
Total comprehensive income	$2,882	$3,345	$8,598	$10,295

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
COMMON STOCK
Balance	$23,641	$23,641	$23,641	$23,641

ADDITIONAL PAID IN CAPITAL
Beginning balance	21,069	21,027	21,266	20,984
Treasury shares reissued (2,770 shares)	—	—	—	11
Equity compensation	84	126	(113)	158
Ending Balance	21,153	21,153	21,153	21,153

RETAINED EARNINGS
Beginning balance	38,085	33,345	36,187	31,089
Net income	2,162	1,945	5,465	5,378
Cash dividend declared, $0.14 and $0.47 and $0.11 and $0.38 per share for three and nine months ended September 30, 2020 and 2019, respectively	(590)	(482)	(1,995)	(1,659)
Ending balance	39,657	34,808	39,657	34,808

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	3,581	(139)	1,168	(3,656)
Other comprehensive income	720	1,400	3,133	4,917
Ending balance	4,301	1,261	4,301	1,261

TREASURY STOCK
Beginning balance	(10,604)	(6,710)	(7,924)	(7,140)
Treasury shares reissued (2,770 shares)	—	—	—	49
Treasury shares purchased (no shares purchased in third quarter 2020 or 2019, and 150,920 shares for the nine months ended 2020 and 5,352 shares for the nine months ended 2019)	—	—	(3,154)	(122)
Equity compensation	—	—	474	503
Ending balance	(10,604)	(6,710)	(10,604)	(6,710)
TOTAL SHAREHOLDERS' EQUITY	$78,148	$74,153	$78,148	$74,153

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2020	2019
Net cash flow from operating activities	$6,488	$4,193
Cash (deficit) flow from investing activities
Purchases of available-for-sale securities	(47,579)	(16,478)
Proceeds from sale of available-for-sale securities	2,610	13,622
Proceeds from call, maturity and principal payments on available-for-sale securities	16,308	8,467
Purchases of regulatory stock	(196)	(254)
Net (increase) decrease in loans made to customers	(15,425)	25,865
Purchases of bank-owned life insurance	(3,000)	(2,068)
Proceeds from bank-owned life insurance	—	403
Contributions to partnership funds	(1,049)	(1,827)
Purchases of premises and equipment	(615)	(2,196)
Net cash (deficit) flow from investing activities	(48,946)	25,534
Cash flow (deficit) from financing activities
Net increase (decrease) in deposit accounts	62,259	(17,291)
Net change in securities sold under agreements to repurchase	(834)	(899)
Net change in Federal Home Loan Bank advances - short term	7,000	(12,000)
Repayments of Federal Home Loan Bank advances - long term	(6,000)	(6,000)
Proceeds from Federal Home Loan Bank advances - long term	6,000	9,000
Dividends paid	(1,995)	(1,659)
Treasury shares purchased	(3,154)	(122)
Treasury shares reissued	—	60
Net cash flow (deficit) from financing activities	63,276	(28,911)
Net change in cash and cash equivalents	20,818	816
Cash and cash equivalents
Beginning of period	27,815	19,692
End of period	$48,633	$20,508
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$800	$—
Interest	$3,196	$3,914
Adoption of lease standard:
Increase in ROU asset	$—	$2,061
Increase in lease liability	$—	$2,061

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2019, included in our Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
		Gross	Gross
		Unrealized	Unrealized
September 30, 2020	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies and corporations	$—	$—	$—	$—
Obligations of states and political subdivisions	84,264	4,174	27	88,411
U.S. Government-sponsored mortgage-backed securities	66,929	1,014	28	67,915
U.S. Government-sponsored collateralized mortgage obligations	5,507	112	3	5,616
U.S. Government-guaranteed small business administration pools	5,474	161	—	5,635
Total investment securities available-for-sale	$162,174	$5,461	$58	$167,577
Federal Home Loan Bank (FHLB) stock	$2,805	$—	$—	$2,805
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$3,031	$—	$—	$3,031

	(Amounts in thousands)
		Gross	Gross
		Unrealized	Unrealized
December 31, 2019	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies and corporations	$3,348	$1	$39	$3,310
Obligations of states and political subdivisions	67,794	1,853	21	69,626
U.S. Government-sponsored mortgage-backed securities	48,566	75	404	48,237
U.S. Government-sponsored collateralized mortgage obligations	8,447	78	44	8,481
U.S. Government-guaranteed small business administration pools	6,576	—	99	6,477
Total investment securities available-for-sale	$134,731	$2,007	$607	$136,131
Federal Home Loan Bank (FHLB) stock	$2,609	$—	$—	$2,609
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,835	$—	$—	$2,835

The amortized cost and fair value of debt securities at September 30, 2020, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$69	$70
Due after one year through five years	5,176	5,298
Due after five years through ten years	2,146	2,295
Due after ten years	82,347	86,383
Total	89,738	94,046
U.S. Government-sponsored mortgage-backed and related securities	72,436	73,531
Total investment securities available-for-sale	$162,174	$167,577

The table below sets forth the proceeds, gains and losses realized on available for sale securities sold or called for the periods ended September 30, 2020 and September 30, 2019.

	(Amounts in thousands)		(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Proceeds on securities sold	$—	$—	$2,610	$13,622
Gross realized gain	—	—	27	82
Gross realized losses	—	—	9	126

Investment securities with a carrying value of approximately $87.3 million at  September 30, 2020 and $59.0 million at December 31, 2019 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at September 30, 2020:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,532	27	—	—	3,532	27
U.S. Government-sponsored mortgage-backed securities	6,873	28	—	—	6,873	28
U.S. Government-sponsored collateralized mortgage obligations	992	3	—	—	992	3
U.S. Government-guaranteed small business administration pools	—	—	—	—	—	—
Total	$11,397	$58	$—	$—	$11,397	$58

The above table comprises 6 investment securities where the fair value is less than the related amortized cost.

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

The unrealized losses at September 30, 2020 on the Company’s investments were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	September 30, 2020			December 31, 2019
	Balance		%	Balance		%
Commercial	$123,403	23.1		$99,864	19.3
Commercial real estate	303,404	56.8		302,084	58.2
Residential real estate	79,808	14.9		87,172	16.8
Consumer - home equity	23,749	4.5		25,856	5.0
Consumer - other	3,782	0.7		3,740	0.7
Total loans	$534,146	100.0		$518,716	100.0

During 2020 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2020, the Company had outstanding principal balances of $56.4 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
September 30, 2020	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,832	$3,045	$401	$101	$141	$5,520
Loan charge-offs	(1)	—	—	—	(59)	(60)
Recoveries	8	—	—	—	52	60
Net loan recoveries (charge-offs)	7	—	—	—	(7)	—
Provision charged to operations	10	548	(21)	(1)	(11)	525
Balance at end of period	$1,849	$3,593	$380	$100	$123	$6,045

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
September 30, 2019	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,717	$2,165	$368	$98	$137	$4,485
Loan charge-offs	—	—	—	—	(37)	(37)
Recoveries	—	—	—	1	12	13
Net loan recoveries (charge-offs)	—	—	—	1	(25)	(24)
Provision charged to operations	84	94	(23)	2	23	180
Balance at end of period	$1,801	$2,259	$345	$101	$135	$4,641

Nine Months Ended

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
September 30, 2020	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,756	$2,130	$334	$104	$141	$4,465
Loan charge-offs	(2)	—	—	—	(154)	(156)
Recoveries	8	19	25	1	108	161
Net loan recoveries (charge-offs)	6	19	25	1	(46)	5
Provision charged to operations	87	1,444	21	(5)	28	1,575
Balance at end of period	$1,849	$3,593	$380	$100	$123	$6,045

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
September 30, 2019	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,232	$2,414	$314	$115	$123	$4,198
Loan charge-offs	—	—	(29)	—	(146)	(175)
Recoveries	28	—	—	2	53	83
Net loan recoveries (charge-offs)	28	—	(29)	2	(93)	(92)
Provision charged to operations	541	(155)	60	(16)	105	535
Balance at end of period	$1,801	$2,259	$345	$101	$135	$4,641

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the consolidated balance sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at  September 30, 2020 and December 31, 2019:

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
September 30, 2020	Commercial	real estate	real estate	home equity	other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,270	3,593	380	100	123	5,466
Total ending allowance balance	$1,849	$3,593	$380	$100	$123	$6,045
Loan Portfolio:
Individually evaluated for impairment	$4,645	$2,473	$—	$—	$—	$7,118
Collectively evaluated for impairment	118,758	300,931	79,808	23,749	3,782	527,028
Total ending loans balance	$123,403	$303,404	$79,808	$23,749	$3,782	$534,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
December 31, 2019	Commercial	real estate	real estate	home equity	other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,177	2,130	334	104	141	3,886
Total ending allowance balance	$1,756	$2,130	$334	$104	$141	$4,465
Loan Portfolio:
Individually evaluated for impairment	$4,909	$2,940	$—	$—	$—	$7,849
Collectively evaluated for impairment	94,955	299,144	87,172	25,856	3,740	510,867
Total ending loans balance	$99,864	$302,084	$87,172	$25,856	$3,740	$518,716

The change in commercial loan balances from year-end was affected by two sets of transactions in opposing directions. Decreasing the balances in 2020 were 60-day or less term commercial loans for a total of $25.2 million that closed in December 2019 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2020. Increasing the commercial loans by $56.4 million were loans granted under the PPP as indicated previously.

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

The following tables represent credit exposures by internally assigned grades for September 30, 2020 and December 31, 2019. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of credit quality indicators by internally assigned grades as of September 30, 2020 and December 31, 2019:

	(Amounts in thousands)
	Commercial	Commercial real estate
September 30, 2020
Pass	$110,811	$266,770
Special Mention	2,570	22,000
Substandard	10,022	14,634
Ending Balance	$123,403	$303,404

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2019
Pass	$83,114	$275,763
Special Mention	6,273	21,995
Substandard	10,477	4,326
Ending Balance	$99,864	$302,084

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

The following table is a summary of consumer credit exposure as of September 30, 2020 and December 31, 2019:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
September 30, 2020
Performing	$79,316	$23,614	$3,782
Nonperforming	492	135	—
Total	$79,808	$23,749	$3,782

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2019
Performing	$86,703	$25,709	$3,740
Nonperforming	469	147	—
Total	$87,172	$25,856	$3,740

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of classes of loans on non-accrual status as of September 30, 2020 and December 31, 2019:

	(Amounts in thousands)
	September 30,	December 31,
	2020	2019
Commercial	$890	$1,152
Commercial real estate	418	566
Residential real estate	492	469
Consumer:
Consumer - home equity	135	147
Consumer - other	—	—
Total	$1,935	$2,334

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

There were no loans modified as TDR’s during the three and nine month periods ended September 30, 2020 and September 30, 2019.

As of September 30, 2020, we had 40 commercial loans aggregating $61 million, deferring principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act. Since June 30, 2020, 90 prior modifications aggregating $49 million have returned to full payment status. For further discussion, see Significant Developments Impact of COVID-19 section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following table is an aging analysis of the recorded investment of past due loans as of September 30, 2020 and December 31, 2019:

	(Amounts in thousands)
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days Or				90 Days and
	Past Due	Past Due	Greater	Total Past Due	Current	Total Loans	Accruing
September 30, 2020
Commercial	$—	$—	$890	$890	$122,513	$123,403	$—
Commercial real estate	—	276	121	397	303,007	303,404	—
Residential real estate	—	52	403	455	79,353	79,808	—
Consumer:
Consumer - home equity	—	108	55	163	23,586	23,749	—
Consumer - other	8	—	—	8	3,774	3,782	—
Total	$8	$436	$1,469	$1,913	$532,233	$534,146	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at September 30, 2020 and December 31, 2019. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and nine months ended September 30, 2020 and 2019.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2020
With no related allowance recorded:
Commercial	$3,833	$4,759	$—
Commercial real estate	2,473	2,473	—
With an allowance recorded:
Commercial	812	812	579
Commercial real estate	—	—	—
Total:
Commercial	$4,645	$5,571	$579
Commercial real estate	$2,473	$2,473	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Commercial	$3,925	$4,946	$—
Commercial real estate	2,940	2,940	—
With an allowance recorded:
Commercial	984	984	579
Commercial real estate	—	—	—
Total:
Commercial	$4,909	$5,930	$579
Commercial real estate	$2,940	$2,940	$—

	(Amounts in thousands)		(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
September 30, 2020
With no related allowance recorded:
Commercial	$3,826	$39	$3,853	$117
Commercial real estate	2,723	37	2,720	119
With an allowance recorded:
Commercial	812	—	850	—
Commercial real estate	—	—	—	—
Total:
Commercial	$4,638	$39	$4,703	$117
Commercial real estate	$2,723	$37	$2,720	$119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)		(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
September 30, 2019
With no related allowance recorded:
Commercial	$4,074	$39	$4,395	$258
Commercial real estate	3,049	45	3,157	156
With an allowance recorded:
Commercial	984	—	769	—
Commercial real estate	—	—	—	—
Total:
Commercial	$5,058	$39	$5,164	$258
Commercial real estate	$3,049	$45	$3,157	$156

5.) Legal Proceedings:

The Company is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

6.) Earnings Per Share and Capital Transactions:

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common outstanding stock, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. The common stock equivalents are comprised of unvested restricted share awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (amounts in thousands)	$2,162	$1,945	$5,465	$5,378

Weighted average common shares outstanding	4,171,697	4,351,801	4,190,385	4,341,858
Net effect of dilutive common share equivalents	4,326	7,894	10,348	7,279
Adjusted average shares outstanding-dilutive	4,176,023	4,359,695	4,200,733	4,349,137

Basic earnings per share	$0.51	$0.45	$1.30	$1.24
Diluted earnings per share	$0.51	$0.45	$1.30	$1.24

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at September 30, 2020 and December 31, 2019 were 1.70% and 3.34%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	September 30,	December 31,
	2020	2019
Commitments to extend credit:
Fixed rate	$45,921	$19,755
Variable rate	89,153	75,147
Standby letters of credit	3,920	3,905

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	September 30,	December 31,
	2020	2019
Overdraft protection available on depositors' accounts	$8,125	$8,070
Balance of overdrafts included in loans	83	130
Average daily balance of overdrafts	463	112
Average daily balance of overdrafts as a percentage of available	5.70%	1.39%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At September 30, 2020, based on the contract values, the Company had four U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $5.0 million. At December 31, 2019 based upon the swap contract values, the Company had two U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with a third-party financial institution with a fair value of $2.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	September 30,	December 31,			September 30,	December 31,
	2020	2019	Interest Rate Paid	Interest Rate Received	2020	2019
Customer interest rate swap
Maturing in 2020	$2,236	$2,312	1 Mo. Libor + Margin	Fixed	$6	$4
Maturing in 2025	4,267	4,557	1 Mo. Libor + Margin	Fixed	321	134
Maturing in 2026	1,726	1,822	1 Mo. Libor + Margin	Fixed	118	19
Maturing in 2027	13,032	13,363	1 Mo. Libor + Margin	Fixed	1,567	636
Maturing in 2028	6,040	6,068	1 Mo. Libor + Margin	Fixed	1,055	548
Maturing in 2029	3,659	3,721	1 Mo. Libor + Margin	Fixed	338	(19)
Maturing in 2030	5,983	3,649	1 Mo. Libor + Margin	Fixed	443	44
Maturing in 2032	2,551	—	1 Mo. Libor + Margin	Fixed	204	—
Maturing in 2033	1,102	1,121	1 Mo. Libor + Margin	Fixed	187	56
Total	$40,596	$36,613			$4,239	$1,422

Third party interest rate swap
Maturing in 2020	$2,236	$2,312	Fixed	1 Mo. Libor + Margin	$(6)	$(4)
Maturing in 2025	4,267	4,557	Fixed	1 Mo. Libor + Margin	(321)	(134)
Maturing in 2026	1,726	1,822	Fixed	1 Mo. Libor + Margin	(118)	(19)
Maturing in 2027	13,032	13,363	Fixed	1 Mo. Libor + Margin	(1,567)	(636)
Maturing in 2028	6,040	6,068	Fixed	1 Mo. Libor + Margin	(1,055)	(548)
Maturing in 2029	3,659	3,721	Fixed	1 Mo. Libor + Margin	(338)	19
Maturing in 2030	5,983	3,649	Fixed	1 Mo. Libor + Margin	(443)	(44)
Maturing in 2032	2,551	—	Fixed	1 Mo. Libor + Margin	(204)	—
Maturing in 2033	1,102	1,121	Fixed	1 Mo. Libor + Margin	(187)	(56)
Total	$40,596	$36,613			$(4,239)	$(1,422)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2020
Interest rate derivatives	Other assets	$4,239	Other liabilities	$4,239

December 31, 2019
Interest rate derivatives	Other assets	$1,422	Other liabilities	$1,422

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

The following table presents the assets reported on the Consolidated Balance Sheets, on a recurring basis, at their fair value as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at September 30, 2020 Using
	September 30,
Description	2020	Level 1	Level 2	Level 3
ASSETS
U.S. Government agencies and corporations	$—	$—	$—	$—
Obligations of states and political subdivisions	88,411	—	88,411	—
U.S. Government-sponsored mortgage-backed securities	67,915	—	67,915	—
U.S. Government-sponsored collateralized mortgage obligations	5,616	—	5,616	—
U.S. Government-guaranteed small business administration pools	5,635	—	5,635	—
Loans held for sale	6,564	6,564	—	—
Interest rate derivatives	4,239	—	4,239	—

LIABILITIES
Interest rate derivatives	$4,239	$—	$4,239	$—

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

The following table presents quantitative information about the Level 3 significant inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2020 and December 31, 2019.

	(Amounts in thousands)
	Fair value at September 30,	Valuation	Significant Unobservable
	2020	Technique	Input	Range of Inputs
Impaired loans	$233	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

	(Amounts in thousands)
	Fair value at December 31,	Valuation	Significant Unobservable
	2019	Technique	Input	Range of Inputs
Impaired loans	$405	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments carried at amortized cost are as follows:

	(Amounts in thousands)
	September 30, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$48,633	$48,633	$—	$—	$48,633
Net loans	528,101	—	—	530,052	530,052
Bank-owned life insurance	21,046	21,046	—	—	21,046
Accrued interest receivable	2,471	2,471	—	—	2,471

LIABILITIES:
Demand, savings and money market deposits	$571,060	$571,060	$—	$—	$571,060
Time deposits	109,580	—	—	110,833	110,833
Securities sold under agreements to repurchase	1,088	1,088	—	—	1,088
Federal Home Loan Bank advances - short term	7,000	—	—	7,002	7,002
Federal Home Loan Bank advances - long term	24,000	—	—	24,472	24,472
Subordinated debt	5,155	—	—	4,537	4,537
Accrued interest payable	411	411	—	—	411

	(Amounts in thousands)
	December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$27,815	$27,815	$—	$—	$27,815
Net loans	514,251	—	—	517,787	517,787
Bank-owned life insurance	17,768	17,768	—	—	17,768
Accrued interest receivable	2,336	2,336	—	—	2,336

LIABILITIES:
Demand, savings and money market deposits	$476,358	$476,358	$—	$—	$476,358
Time deposits	142,023	—	—	143,485	143,485
Securities sold under agreements to repurchase	1,922	1,922	—	—	1,922
Federal Home Loan Bank advances - short term	—	—	—	—	—
Federal Home Loan Bank advances - long term	24,000	—	—	24,005	24,005
Subordinated debt	5,155	—	—	4,835	4,835
Accrued interest payable	510	510	—	—	510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine months ended September 30, 2020 and 2019:

	(Amounts in thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	Unrealized		Unrealized		Unrealized		Unrealized
	gains		gains		gains		gains
	(losses) on	Change in	(losses) on	Change in	(losses) on	Change in	(losses) on	Change in
	available-	pension and	available-	pension and	available-	pension and	available-	pension and
	for-sale	postretirement	for-sale	postretirement	for-sale	postretirement	for-sale	postretirement
	securities (a)	obligations (a)	securities (a)	obligations (a)	securities (a)	obligations (a)	securities (a)	obligations (a)
Beginning balance	$3,531	$50	$(183)	$44	$1,107	$61	$(3,686)	$30
Other comprehensive income (loss) before reclassification	738	(18)	1,393	7	3,176	(29)	4,861	21
Amount reclassified from accumulated other comprehensive income or loss	—	—	—	—	(14)	—	35	—
Total other comprehensive income (loss)	738	(18)	1,393	7	3,162	(29)	4,896	21
Ending balance	$4,269	$32	$1,210	$51	$4,269	$32	$1,210	$51

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

There following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	Amount	Amount	Amount	Amount
	reclassified	reclassified	reclassified	reclassified	Affected line
	from	from	from	from	item in the
	accumulated	accumulated	accumulated	accumulated	statement
	other	other	other	other	where
	comprehensive	comprehensive	comprehensive	comprehensive	net income
	income or loss (a)	income or loss (a)	income or loss (a)	income or loss (a)	is presented
Details about other comprehensive income or loss:
Unrealized gains (losses) on available-for-sale securities	$—	$—	$18	$(44)	Investment securities available-for-sale gains (losses), net
	—	—	(4)	9	Federal income tax expense
	$—	$—	$14	$(35)

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$774	$815	$745	$831
Expense recorded	9	(13)	27	(15)
Other comprehensive loss (income) recorded	18	(7)	29	(21)
Ending balance	$801	$795	$801	$795

12.) Stock Repurchase Program:

On December 18, 2018, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 300,000 shares, or approximately 6.9% of the 4,349,624 outstanding shares of common stock effective December 18, 2018. This program terminated on December 31, 2019. The company purchased 54,000 shares under this program. On December 17, 2019, the Company’s Board of Directors approved a new program which allows the Company to purchase up to 200,000 shares, or approximately 4.6% of the 4,323,822 outstanding shares of common stock at December 17, 2019. On March 17, 2020 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the December 17, 2019 plan by 100,000 shares bringing the total to 300,000 shares authorized. This program will terminate on December 31, 2020, or upon purchase of 300,000 shares if earlier or at any time without prior notice. As of September 30, 2020, the Company purchased 146,318 shares under this program. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on September 30, 2020, the remaining authorization to repurchase the stock for the program is approximately $2.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.) Securities Sold Under Agreements to Repurchase:

The following table provides additional detail regarding repurchase agreements:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At September 30,	At December 31,
	2020	2019
	Remaining Contractual Maturity
	of the Agreements
	Overnight and	Overnight and
	Continuous	Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$4,236	$2,750
Total collateral carrying value	$4,236	$2,750
Total repurchase agreements	$1,088	$1,922

14.) Equity Compensation:

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first nine months of 2020, 47,567 shares were granted to employees under the plan, compared to 30,156 shares being granted under the plan in the first nine months of 2019. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first nine months of 2020 and 2019, compensation expense of $318,000 and $626,000, respectively, was recorded in the Consolidated Statements of Income. As of September 30, 2020, there was $643,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan can vest immediately and/or on the anniversary of the award date from one to three years out if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 11.8 months.

Granted shares are awarded upon a combination of service and achievement of performance objectives derived from one or more of the performance criteria. The main performance metrics used for the periods presented were three-year earnings per share growth and three-year return on equity ranked versus a peer group.

The following is the activity under the Omnibus Equity Plan during the nine months ended September 30, 2020:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested at January 1, 2020	26,025	$21.78
Granted	47,567	15.82
Vested	(22,136)	21.74
Forfeited	—	—
Nonvested at September 30, 2020	51,456	$16.29

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 2,684 Board approved shares granted in the first nine months of 2020, and there were 1,525 Board approved shares granted under the plan in the first nine months of 2019. In the first nine months of 2020, there was $43,000 of expense recorded in the Consolidated Statements of Income, and $34,000 of expense recorded in the first nine months of 2019.

Note 15.) Subsequent Events:

On October 1, 2020, the Company paid off $8 million of advances from the FHLB of Cincinnati due to the current low interest rate environment and excess cash held on the Company’s Statement of Financial Condition.  Management has reviewed events occurring through November 5, 2020, the date the financial statements were issued, and no additional subsequent events occurred requiring accrual or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	September 30, 2020			September 30, 2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$37,519	$84	0.30%	$13,170	$235	2.38%
Investment securities (1) (2) (3)	147,078	2,901	2.63%	140,688	3,000	2.85%
Loans (1) (2) (3)	522,504	17,598	4.49%	489,816	19,254	5.25%
Total interest-earning assets	707,101	$20,583	3.88%	643,674	$22,489	4.67%
Cash and due from banks	7,533			7,490
Bank premises and equipment	11,920			10,342
Other assets	39,754			30,563
Total non-interest-earning assets	59,207			48,395
Total assets	$766,308			$692,069
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$227,810	$1,033	0.60%	$194,953	$1,386	0.95%
Savings	116,396	83	0.09%	110,505	75	0.09%
Time	127,542	1,615	1.69%	140,056	2,146	2.05%
Total interest-bearing deposits	471,748	2,731	0.77%	445,514	3,607	1.08%
Other borrowings	28,160	275	1.30%	24,473	403	2.20%
Subordinated debt	5,155	91	2.36%	5,155	157	4.01%
Total interest-bearing liabilities	505,063	$3,097	0.82%	475,142	$4,167	1.17%
Demand deposits	168,190			135,033
Other liabilities	16,188			12,593
Shareholders' equity	76,867			69,301
Total liabilities and shareholders' equity	$766,308			$692,069
Net interest income		$17,486			$18,322
Net interest rate spread (4)			3.06%			3.50%
Net interest margin (5)			3.30%			3.80%
Ratio of interest-earning assets to interest-bearing liabilities			1.40			1.35

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2020 and 2019 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $5,000 and $359,000, respectively, for September 30, 2020, and $4,000 and $270,000, respectively, for September 30, 2019.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	September 30, 2020			June 30, 2020			September 30, 2019
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$50,548	$14	0.12%	$45,708	$14	0.12%	$13,690	$90	2.62%
Investment securities (1) (2) (3)	161,975	1,019	2.52%	144,125	955	2.64%	139,476	981	2.84%
Loans (1) (2) (3)	535,591	5,774	4.30%	525,913	5,768	4.39%	487,793	6,258	5.11%
Total interest-earning assets	748,114	$6,807	3.64%	715,746	$6,737	3.77%	640,959	$7,329	4.56%
Cash and due from banks	7,581			7,466			7,607
Bank premises and equipment	11,987			12,161			10,519
Other assets	42,152			39,431			35,336
Total non-interest-earning assets	61,720			59,058			53,462
Total assets	$809,834			$774,804			$694,421
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$248,952	$272	0.43%	$218,889	$331	0.61%	$187,623	$457	0.97%
Savings	120,493	26	0.09%	116,666	29	0.10%	110,504	26	0.09%
Time	113,196	454	1.59%	135,677	523	1.54%	145,123	755	2.06%
Total interest-bearing deposits	482,641	752	0.62%	471,232	883	0.75%	443,250	1,238	1.11%
Other borrowings	32,687	93	1.14%	29,723	94	1.26%	21,536	114	2.10%
Subordinated debt	5,155	23	1.75%	5,155	27	2.12%	5,155	50	3.81%
Total interest-bearing liabilities	520,483	$868	0.66%	506,110	$1,004	0.80%	469,941	$1,402	1.18%
Demand deposits	195,307			177,055			137,721
Other liabilities	16,996			17,679			14,092
Shareholders' equity	77,048			73,960			72,667
Total liabilities and shareholders' equity	$809,834			$774,804			$694,421
Net interest income		$5,939			$5,733			$5,927
Net interest rate spread (4)			2.98%			2.97%			3.38%
Net interest margin (5)			3.17%			3.21%			3.70%
Ratio of interest-earning assets to interest-bearing liabilities			1.44			1.41			1.36

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2020 and 2019 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $2,000 and $134,000, respectively, for September 30, 2020, $1,000 and $118,000, respectively, for June 30, 2020; and $1,000 and $104,000, respectively, for September 30, 2019.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	September 30,	June 30,	March 31,	December 31,	September 30,
Unaudited	2020	2020	2020	2019	2019
SUMMARY OF OPERATIONS
Total interest income	$6,671	$6,618	$6,930	$7,428	$7,224
Total interest expense	(868)	(1,004)	(1,225)	(1,387)	(1,402)
NET INTEREST INCOME (NII)	5,803	5,614	5,705	6,041	5,822
Provision for loan losses	(525)	(450)	(600)	(180)	(180)
NII after loss provision	5,278	5,164	5,105	5,861	5,642
Investment securities gains (losses)	—	18	—	—	—
Mortgage banking gains	1,281	900	596	381	492
Other income	684	797	856	958	935
Total non-interest expense	(4,721)	(4,578)	(4,980)	(4,903)	(4,761)
Income before tax expense	2,522	2,301	1,577	2,297	2,308
Federal income tax expense	360	369	206	393	363
Net income	$2,162	$1,932	$1,371	$1,904	$1,945

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.51	$0.47	$0.32	$0.44	$0.45
Book value	18.51	17.94	17.32	17.19	16.93
Cash dividends declared per share	0.14	0.14	0.19	0.12	0.11

BALANCE SHEET DATA
Assets	$811,625	$780,017	$712,650	$737,162	$700,621
Investments	170,608	165,957	133,638	138,966	139,291
Loans	534,146	528,097	482,239	518,716	488,435
Allowance for loan losses	6,045	5,520	5,087	4,465	4,641
Deposits	680,640	648,417	593,256	618,381	587,128
Borrowings	37,243	39,483	30,830	31,077	25,462
Shareholders' equity	78,148	75,772	73,209	74,338	74,153

AVERAGE BALANCES
Assets	$809,834	$774,804	$713,808	$712,629	$694,421
Investments	161,975	144,125	134,969	137,260	139,476
Loans	530,704	521,447	502,398	497,387	483,590
Deposits	677,948	648,287	593,163	594,794	580,971
Borrowings	37,842	34,878	27,176	28,857	26,691
Shareholders' equity	77,048	73,960	79,593	74,483	72,667

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$—	$(17)	$22	$(356)	$(24)
Net (charge-offs) recoveries as a percentage of average total loans	0.00%	(0.01)%	0.02%	(0.29)%	(0.02)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.36%	0.38%	0.59%	0.44%	0.55%
Nonperforming loans	$7,746	$7,918	$8,230	$8,545	$9,118
Total nonperforming assets	$7,746	$7,918	$8,230	$8,545	$9,118
Nonperforming assets as a percentage of:
Total assets	0.95%	1.02%	1.15%	1.16%	1.30%
Equity plus allowance for loan losses	9.20	9.74	10.51	10.84	11.57
Tier I capital	9.82	10.26	10.86	10.94	11.71

FINANCIAL RATIOS
Return on average equity	11.22%	10.45%	6.89%	10.23%	10.71%
Return on average assets	1.07	1.00	0.77	1.07	1.12
Efficiency ratio	59.72	61.62	68.54	65.50	64.74
Effective tax rate	14.27	16.04	13.06	17.11	15.73
Net interest margin	3.17	3.21	3.56	3.74	3.70

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

Significant Developments

Each item listed below materially affects the comparability of our results of operations for the three and nine months ended September 30, 2020 and 2019, and our financial condition as of September 30, 2020 and December 31, 2019, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the nine months ended September 30, 2020, and can be expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Ohio, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020.  In Ohio, the Governor ordered schools to close through the remainder of the school year and ordered many retail establishments to close and imposed limitations on gathering sizes through May 31, 2020.  The Bank remained open during these orders because banks have been identified as essential services, but serving its customers through its drive-ups and Video Teller Machines and in all of its branch offices by appointment only. Beginning in June, the Governor began opening up business in various phases in order to improve economic conditions. The Bank opened six of its thirteen branches but continued to operate only drive-up services at the others. Since June, the Bank has opened its remaining branches.

Each state has experienced an increase in unemployment levels as a result of the curtailment of business activities, rising from an average of 4.1 percent in Ohio in January 2020 to an average of 17.6 percent in April 2020, according to the Bureau of Labor Statistics. The Ohio unemployment rate in September was down to 8.9%.

To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, such as New York City and Miami, but, as suspected, similar effects have occurred on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.

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

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•	We are actively working with loan customers to monitor loan modification terms. (See below)
•

We continue to promote our digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely.

•

We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner.  As of September 30, 2020, we had 419 PPP loans authorized totaling $56.4 million, an average of $135,000 per loan.

•

No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely worked from home through August, but have now phased in on-site. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.  We are also utilizing staggered shifts and/or work days to create more workspace in those operational areas conducive to that type of scheduling.

Loan Modifications.  As of September 30, 2020, we had 40 commercial loans aggregating $61 million, deferring principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act. Since June 30, 2020, 90 prior modifications aggregating $49 million have returned to full payment status. Details with respect to modifications are as follows:

	As of September 30, 2020				As of June 30, 2020
		(Amounts in thousands)				(Amounts in thousands)
Type of Loan	Number of Loans	Balance	% of Total Loans	% of Segment	Number of Loans	Balance	% of Total Loans	% of Segment
One-to-four family residential	—	$—	—%	—%	28	$5,995	1%	8%
Consumer	—	—	—%	—%	2	149	—%	1%
Commercial and Industrial
Trucking	—	—	—%	—%	17	5,961	1%	33%
Other	6	7,669	1%	8%	20	14,213	3%	14%
Commercial Real Estate
Multi-family	2	5,591	1%	14%	5	6,648	1%	18%
Nonresidential	11	18,131	3%	18%	15	27,319	5%	28%
Hotels	7	21,831	4%	78%	8	25,510	5%	95%
Skilled nursing/ personal care	2	2,211	—%	3%	4	9,908	2%	18%
Other	12	5,849	1%	8%	31	15,058	3%	16%
Total	40	$61,282	11%		130	$110,761	21%

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

Liquidity and Capital Resources.  As the stay-at-home orders played out in March, the company began a liquidity preservation mode.  With the growing pandemic and all of the uncertainty of its affect on the economy, availability of future liquidity came into question. In late March and early April, the Company accessed several of its wholesale funding sources in the aggregate of $8 million to begin building liquidity for cautionary purposes.  Also during this time period, the Federal Reserve announced the relaxation of the discount window standards, encouraging member banks to utilize this borrowing resource at any time.  Additionally, the Federal Reserve created the Payroll Protection Program Liquidity Facility (“PPPLF”) designed to directly fund the PPP loans made available to small businesses, essentially availing $56.4 million in funding to the Company.  In addition to these federally sponsored programs, the State of Ohio also made funds available through various programs.  As of quarter-end, the Company has available all of these untapped specially formed liquidity programs, in addition to its unused wholesale capacity by policy of $157 million.

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of September 30, 2019 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2019. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	September 30,	December 31,	September 30,
	2020	2019	2019
Loans:
Commercial	$123,403	$99,864	$77,071
Commercial real estate	303,404	302,084	292,150
Residential real estate	79,808	87,172	89,709
Consumer - home equity	23,749	25,856	25,578
Consumer - other	3,782	3,740	3,927
Total loans	$534,146	$518,716	$488,435
Total earning assets	$752,143	$681,939	$644,739
Total assets	$811,625	$737,162	$700,621
Deposits:
Noninterest-bearing deposits	$194,174	$133,340	$138,537
Interest-bearing demand deposits	376,886	343,018	301,567
Time deposits	109,580	142,023	147,024
Total deposits	$680,640	$618,381	$587,128
Total interest bearing liabilities	$523,709	$516,118	$474,053

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $752.1 million at September 30, 2020, an increase of 10.3% from the December 31, 2019 balance of $681.9 million. The increase from December 31, 2019 was mainly due to an increase in loans of $15.4 million, an increase of $31.4 million in investment securities available-for-sale and an increase in interest-earning deposits of $21.5 million.  Earning assets increased 16.7% from the September 30, 2019 balance of $644.7 million, which was due mainly to an increase in interest-earning deposits of $28.8 million, an increase in investment securities available-for-sale of $31.1 million, and an increase in loans of $45.7 million. Total assets of $811.6 million at September 30, 2020 increased by $74.5 million, or 10.1%, from the asset total of $737.2 million at December 31, 2019, and increased $111.0 million, or 15.8%, from the asset total of $700.6 million at September 30, 2019. See below for further analysis of changes in loans.

At September 30, 2020, the investment securities available-for-sale portfolio was $167.6 million compared to $136.1 million at December 31, 2019, an increase of $31.4 million, or 23.1%. Investment securities available-for-sale represented 22.3% of earning assets at September 30, 2020, compared to 20.0% at December 31, 2019. The Company deployed $30 million of excess liquidity in the May-June time frame generated by customer COVID-related deposit increases. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore reflects variation in balances accordingly. The investment securities available-for-sale portfolio represented 24.6% and 22.0% of each deposit dollar at September 30, 2020 and December 31, 2019, respectively.

The investment securities available-for-sale portfolio had net unrealized gains, net of tax, of $4.3 million at September 30, 2020 and net unrealized gains, net of tax of $1.1 million at December 31, 2019. The increase in unrealized gains is reflective of the decline in interest rates during 2020 and its effect on securities valuation.

Loans held for sale increased by $1.7 million to $6.6 million at September 30, 2020 from $4.9 million at December 31, 2019, reflecting variation of the mortgage loan processing and origination activity.

Total loans at September 30, 2020 were $534.1 million compared to $518.7 million at December 31, 2019, a 3.0% increase, and $488.4 million at September 30, 2019, a 9.4% increase. Year-end loan balances included 60-day or less term commercial loans totaling $25.2 million that closed in December 2019 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2020. Excluding these seasonal loans at December 31, 2019, total loans actually increased $40.6 million, or 8.2% through September 30, 2020. All of this increase was driven by the PPP loans issued during this second quarter relative to government pandemic aid. Loan balances otherwise declined 3.2%, reflecting significant payoffs. With falling interest rates, numerous commercial customers paid off loan balances to take advantage of capital markets. In the current and previous quarter, commercial loan payoffs totaled $9.3 million and $5.7 million, respectively. Additionally, efforts from the lending staff have shifted focus on servicing existing borrowers impacted by COVID-19 versus prospecting for new loans. Total gross loans as a percentage of earning assets stood at 71.0% as of September 30, 2020, 76.1% as of December 31, 2019, and 75.8% as of September 30, 2019. The total loan-to-deposit ratio was 78.5% at September 30, 2020, 83.9% at December 31, 2019 and 83.2% September 30, 2019.

The allowance for loan losses of $6.0 million, $4.5 million and $4.6 million, respectively, represented approximately 1.13% of outstanding loans at September 30, 2020, 0.86% at December 31, 2019 and 0.95% at September 30, 2019. Excluding the fully guaranteed PPP loans, the allowance was 1.27% of loans this quarter end. The elevated level of the allowance is a reflection of the effect of the COVID-19 pandemic on the borrowers of the Company. See Analysis of Provision for Loan Losses.

During the first nine months, loan charge-offs were $156,000 in 2020 compared to $175,000 for the same period in 2019, while the recovery of previously charged-off loans amounted to $161,000 in 2020 and $83,000 in 2019. There were net recoveries of $5,000 in  2020 and net charge-offs of $92,000 in 2019, which represented 3 basis points. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $1.9 million at September 30, 2020 and September 30, 2019, $2.3 million at December 31, 2019, and $2.8 million at September 30, 2019 or 0.4%, 0.5% and 0.6%, respectively, of total loans.

Bank-owned life insurance had a cash surrender value of $21.0 million at September 30, 2020 and $17.8 million at December 31, 2019 reflecting the $3 million purchased during the quarter. Comprising approximately 24.8% and 22.1% of Tier 1 capital plus the allowance for loan losses for September 30, 2020 and December 31, 2019, respectively, management may consider additional insurance purchases not to exceed a 25% ratio.

Other assets increased to $24.8 million at September 30, 2020 from $21.5 million at December 31, 2019. As of September 30, 2020, a $5.2 million investment in partnership funds is included in other assets compared to $5.7 million at December 31, 2019, with an offsetting $2.5 million at September 30, 2020 and $3.1 million at December 31, 2019 in other liabilities, which is the commitment to fund these affordable housing investments. A partnership investment of $8.1 million and $7.7 million into a privately managed pooled fund of small business administration loans is included in other assets at September 30, 2020 and at December 31, 2019., respectively. Both of these investments are intended to satisfy Community Reinvestment Act requirements. Also included in other assets is $4.2 million in fair value of commercial loan swaps at September 30, 2020 and $1.4 million at December 31, 2019 with a equal amount in other liabilities.

Noninterest-bearing deposits measured $194.2 million at September 30, 2020 compared to $133.3 million at December 31, 2019 and $138.5 million at September 30, 2019. Much of the $60.8 million, or 45.6%, increase from year-end relates to government aid to our customers in the form of PPP loans to commercial customers and stimulus checks to consumers. Interest-bearing deposits increased $1.5 million to $486.5 million at September 30, 2020 from $485.0 million at December 31, 2019 and increased $37.9 million from $448.6 million at September 30, 2019. The small increase in interest-bearing deposits from year end reflects segregated money market deposit accounts with the Bank which fully collateralized $25.2 million in 60-day or less term commercial loans that closed in December 2019. The loans matured and the deposits withdrew in the first quarter of 2020. Absent the collateral deposits, interest-bearing deposits increased $26.6 million, or 5.8%, during the first nine months of 2020.

Federal Home Loan Bank advances and short-term borrowings increased by $6.2 million to $32.1 million at September 30, 2020 from $25.9 million at December 31, 2019, reflecting the Company's initial reaction at the outset of the pandemic. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Wholesale deposits, when cheaper than FHLB funds, are sometimes used in lieu of borrowings as had been the case throughout 2019. In early October 2020, the Company utilized a portion of its excess liquidity to pay off $8 million of FHLB advances. Other liabilities measured $15.6 million at September 30, 2020 and $13.4 million at December 31, 2019. Included is the operating lease liability, the commitment to fund the affordable housing investments and fair value of swaps described above.

The Company’s total shareholders’ equity measured $78.1 million at September 30, 2020 and $74.3 million on December 31, 2019. The Company’s capital continues to meet the requirements to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.47 per share were paid to shareholders in the first nine months of 2020, with $0.38 in cash dividends paid in the first nine months of 2019 (including a special dividend of $.05 in both periods). Cash dividends of $0.14 per share and $0.11 per share were paid to shareholders in the third quarters of 2020 and 2019.

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

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve Board, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks meet certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (CBLR) framework if it has less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%.  The final rule adopts tier 1 capital and the existing leverage ratio into the CBLR framework.  The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and current expected credit loss (CECL) methodology transitions rules as of the compliance dates of those rules.  Qualifying institutions that elect to use the CBLR framework (each, a CBLR Bank) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements.  Each CBLR Bank will not be required to calculate or report risk based capital.  A CBLR Bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk based capital rule. The Company did not elect the option of using the CBLR framework to measure capital adequacy as of September 30, 2020.

At September 30, 2020 and December 31, 2019, actual capital levels and minimum required levels were:

	(Dollars in thousands)
			Minimum required		To be well-capitalized under
			for capital adequacy		prompt corrective action
	Actual		purposes		regulations
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$73,847	12.50%	$30,271	4.5%	N/A	N/A
Bank	70,369	11.98%	30,108	4.5%	$38,186	6.5%
Tier 1 capital (to risk-weighted assets)
Company	78,847	13.35%	39,131	6.0%	N/A	N/A
Bank	70,369	11.98%	38,920	6.0%	46,998	8.0%
Total capital (to risk-weighted assets)
Company	84,976	14.39%	50,944	8.0%	N/A	N/A
Bank	82,499	14.04%	50,670	8.0%	58,748	10.0%
Tier 1 capital (to average assets)
Company	78,847	9.81%	32,139	4.0%	N/A	N/A
Bank	70,369	8.80%	32,004	4.0%	40,005	5.0%

	(Dollars in thousands)
			Minimum required		To be well-capitalized under
			for capital adequacy		prompt corrective action
	Actual		purposes		regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$73,091	12.76%	$25,775	4.5%	N/A	N/A
Bank	69,768	12.25%	25,633	4.5%	$37,026	6.5%
Tier 1 capital (to risk-weighted assets)
Company	78,091	13.63%	34,367	6.0%	N/A	N/A
Bank	69,768	12.25%	34,178	6.0%	45,570	8.0%
Total capital (to risk-weighted assets)
Company	82,640	14.43%	45,823	8.0%	N/A	N/A
Bank	80,317	14.10%	45,570	8.0%	56,963	10.0%
Tier 1 capital (to average assets)
Company	78,091	10.98%	28,461	4.0%	N/A	N/A
Bank	69,768	9.85%	28,321	4.0%	35,401	5.0%

The Company had $5.0 million of trust preferred securities at both September 30, 2020 and December 31, 2019 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at September 30, 2020 and December 31, 2019.

Certain Non-GAAP Measures

Certain financial information can be determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, certain financial measures are based on core earnings rather than net income. Core earnings exclude income, expense, gains and losses that either are not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Included in the volatile category is the loan loss provision and Federal income tax expense, while gains on Bank-owned life insurance are considered nonrecurring. Such information may be useful to both investors and management and can aid them in understanding the Company’s current performance trends and financial condition. Core earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non-GAAP measure of core earnings can be referenced as part of management’s discussion and analysis of financial condition and results of operations.

Core earnings of $3 million for the three months ended September 30, 2020 was 22% higher than the same period in 2019, and 11% higher on a linked quarter basis. Likewise, core earnings for the nine months ended September 30, 2020 of $8 million exceeded the previous nine months by 16%. The improvement stemmed primarily from the boom in mortgage banking activity in the historically low interest rate environment.

	(Amounts in thousands)
	Three Months Ended			Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	June 30, 2020	Sept. 30, 2020	Sept. 30, 2020
GAAP net income	$2,162	$1,945	$1,932	$5,465	$5,378
Provision for loan losses	525	180	450	1,575	535
Federal income tax expense	360	363	369	935	966
Pre-tax, pre-provision income	$3,047	$2,488	$2,751	$7,975	$6,879

Analysis of Net Interest Income

	(Amounts in thousands)
	Three months ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net interest income	$5,803	$5,822	$17,122	$18,048
Tax equivalent income adjustment for investment securities	134	104	359	270
Tax equivalent income adjustment for loans	2	1	5	4
Net interest income on a fully taxable equivalent basis	$5,939	$5,927	$17,486	$18,322
Interest and dividends on investment securities	$751	$877	$2,183	$2,730
Tax equivalent income adjustment for investment securities	134	104	359	270
Investment securities income on a fully taxable equivalent basis	$885	$981	$2,542	$3,000
Interest and fees on loans	$5,770	$6,527	$17,588	$19,250
Tax equivalent income adjustment for loans	2	1	5	4
Loan income on a fully taxable equivalent basis	$5,772	$6,528	$17,593	$19,254

Nine Months Ended September 30, 2020 and 2019

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $17.5 million for the nine months ended September 30, 2020 and $18.3 million for the nine months ended September 30, 2019. The resulting net interest margin was 3.30% for September 30, 2020 and 3.80% for September 30, 2019.

The decrease in interest income, on a fully taxable equivalent basis, of $1.9 million is the product of a 9.9% year-over-year increase in average earning assets and a 79 basis point decrease in yield. The decrease in interest expense of $1.1 million was a product of a 35 basis point decrease in rates paid and a 6.3% increase in average interest-bearing liabilities. The net result was a 6.5% decrease in net interest income on a fully taxable equivalent basis, and a 50 basis point decrease in the Company’s net interest margin on a modestly growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $99,000, or 3.3%. The average invested balances in these securities increased by $6.4 million, or 4.5%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 22 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans decreased by $1.7 million, or 8.6%, for year to date September 30, 2020 compared to the same period in 2019. A $32.7 million increase in the average balance of the loan portfolio, or 6.7%, was accompanied by a 76 basis point decrease in the portfolio’s tax equivalent yield. The three rate decreases in the latter half of 2019 by the Federal Open Market Committee (FOMC) aggregating to 75 basis points has now been amplified with two rate reductions in the first quarter of 2020 for another 150 basis points. Coupled with strong competition for good credits, there is continued downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances mainly consisting of PPP loans.

Other interest income decreased by $151,000, or 64.3%, from the same period a year ago. The average balance of interest-earning deposits increased by $24.3 million, or 184.9%, reflecting the increased liquidity driven by pandemic aid. The yield decreased by 208 basis points from 2019 to 2020, reflecting the aggregate net decreases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $32.9 million, or 16.9%, for the nine months ended September 30, 2020 compared to the same period of 2019, and average savings balances increased by $5.9 million, or 5.3%. The average rate paid on interest-bearing demand deposits and money market accounts decreased 35 basis points from 2019 to 2020 to 0.60%, reflecting the expiration of promotional specials offered during 2019. The average rate paid on savings accounts was 0.09% for both September 30, 2020 and 2019. The average balance of time deposit products decreased by $12.5 million, or 8.9%, as the average rate paid decreased by 36 basis points, from 2.05% to 1.69%. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources.

Average borrowings and subordinated debt increased by $3.7 million while the average rate paid decreased by 158 basis points. As higher cost borrowings matured, the remaining borrowings were at lower rates. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. In the current low rate environment, wholesale and borrowing rates can reprice lower, while deposit rates may show modest decline. In early October 2020, the Company utilized a portion of its excess liquidity to pay off $8 million of advances from the FHLB. The average rate on the advances was 2.62%, which will result in a reduction in the average cost of borrowings prospectively.

Three Months Ended September 30, 2020 and 2019

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $5.9 million for the quarter ended September 30, 2020 and September 30, 2019. The resulting net interest margin was 3.17% for September 30, 2020 and 3.70% for September 30, 2019.

The decrease in interest income, on a fully taxable equivalent basis, of $522,000 is the product of a 16.7% year-over-year increase in average earning assets and a 92 basis point decrease in yield. The decrease in interest expense of $534,000 was a product of a 52 basis point decrease in rates paid and a 10.8% increase in average interest-bearing liabilities. The net result was a 2.1% decrease in net interest income on a fully taxable equivalent basis, and a 53 basis point decrease in the Company’s net interest margin on a modestly growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities increased by $38,000, or 3.9%. The average invested balances in these securities increased by $22.5 million, or 16.1%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 32 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial. Deployment of $30 million of excess liquidity relating to pandemic aid occurred late in the second quarter of 2020, thus driving the higher invested balances.

On a fully taxable equivalent basis, income on loans decreased by $484,000, or 7.7%, for the September 30, 2020 period compared to the same period in 2019. A $47.8 million increase in the average balance of the loan portfolio, or 9.8%, was accompanied by a 81 basis point decrease in the portfolio’s tax equivalent yield. The three rate decreases in the latter half of 2019 by the Federal Open Market Committee (FOMC) aggregating to 75 basis points has now been amplified with two rate reductions in the first quarter of 2020 for another 150 basis points. Coupled with strong competition for good credits, there is continued downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances mainly consisting of PPP loans. Excluding PPP loans, the portfolio declined $8.6 million, or 1.2%, year-over-year.

Other interest income decreased by $76,000, or 84.4%, from the same period a year ago. The average balance of interest-earning deposits increased by $36.9 million, or 269.2%. The yield decreased by 250 basis points from 2019 to 2020, reflecting the aggregate net decreases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $61.3 million, or 32.7%, for the quarter ended September 30, 2020 compared to the same period of 2019, while average savings balances increased by $10.0 million, or 9.0%. The average rate paid on interest-bearing demand deposits and money market accounts decreased 54 basis points from 2019 to 2020 to 0.43%, reflecting the expiration of promotional specials offered during 2019. The average rate paid on savings accounts was 0.09% for both September 30, 2020 and 2019. The average balance of time deposit products decreased by $31.9 million, or 22.0%, as the average rate paid decreased by 47 basis points, from 2.06% to 1.59%. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources.

Average borrowings and subordinated debt increased by $11.1 million or 41.8% while the average rate paid decreased by 62 basis points. As higher cost borrowings matured, the borrowings that remained were at lower rates, and the new borrowings were obtained at lower rates as well . Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. In the current low rate environment, wholesale and borrowing rates can reprice lower, while deposit rates may show modest decline. In early October 2020, the Company utilized a portion of its excess liquidity to pay off $8 million of advances from the FHLB. The average rate on the advances was 2.62%, which will result in a reduction in the average cost of borrowings prospectively.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Nine Months Ended September 30, 2020 and September 30, 2019

During the first nine months of both 2020 and 2019, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2020 and 2019, and has not experienced significant deterioration in any loan type other than the hotel industry, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. All other past due loans, potential problem loans, as well as loans on non-accrual have all been stable. As illustrated previously in "Significant Developments," 78% of the hotel portfolio is currently deferring principle and/or interest payments under COVID-19 modifications. During this third quarter, the Company classified two of these credits totaling $10.4 million as substandard. With loan to values of 22% and 47%, the loans are not considered impaired, but have been allocated qualitative factors commensurate with the associated risk. The provision for loan losses was $1.6 million for the nine months ended September 30, 2020, compared to $535,000 provision for loan losses for the nine months ended September 30, 2019. The increased provision for the nine months ended September 30, 2020, compared to the same time period in 2019, was due to uncertainty in the economy as a result of the COVID-19 pandemic. As presented in the Significant Developments section, the Company received requests for the loan modifications as a result of business closures/curtailments from the COVID-19 pandemic. As the ultimate outcome of the performance of these credits is uncertain, qualitative factors were developed based upon industry segmentation, and the evaluation of various criteria. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the COVID-19 pandemic.

Total non-interest income increased by $1.4 million, or 39.3%, for the nine months ended  September 30, 2020 compared to September 30, 2019.

For the first nine months of 2020, fees for customer services decreased by $138,000, or 8.1%, from the same period a year ago, driven by fewer customer transactions on deposit accounts.  Mortgage banking gains increased by $1.6 million in 2020 compared to 2019, reflective of the increase in margin on loan sales and the increase in refinances of existing loans resulting from the decline in interest rates. Earnings on bank-owned life insurance decreased by $18,000, the difference being the proceeds received on a policy upon the death of a former executive exceeding the cash value of the policy by $51,000 in 2019. Other sources of non-interest income increased by $1,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first nine months were $14.3 million in 2020 compared to $14.9 million in 2019, a decrease of $573,000 or 3.9%. During the first nine months of 2020, expenditures for salaries and employee benefits decreased by $609,000, or 7.2%, from the similar period a year ago. In lieu of layoffs and/or furloughs during the pandemic, the Company lowered headcount through attrition.

Occupancy and equipment increased by $148,000 mainly due to moving from a leased branch facility to a bank owned property in the first quarter of 2020. Professional fees increased by $55,000. This is due in part to an increase in legal fees attributable mainly to loan collection efforts. All other expense categories decreased by $167,000 or 4.4%, in the aggregate. This is due in part to the opening of a new branch in the first quarter of 2019, and expenses related to moving the Company’s stock listing to NASDAQ.

The effective tax rate for the first nine months was 14.6% in 2020 and 15.2% in 2019, resulting in income tax expense of $935,000 in 2020 and $966,000 in 2019. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	September 30,
	2020		2019
	Balance	%	Balance	%
Provision at statutory rate	$1,344	21.0	$1,332	21.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(20)	(0.3)	(73)	(1.2)
Non-taxable interest income	(325)	(5.1)	(253)	(4.0)
Low income housing tax credits	(131)	(2.0)	(115)	(1.8)
Non-deductible expenses	67	1.0	75	1.2
Federal income tax expense	$935	14.6	$966	15.2

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax  - Three Months Ended September 30, 2020 and September 30, 2019

For the third quarter ended September 30, 2020, charge offs and recoveries netted to zero, and for the similar period of 2019 there were net charge-offs of $24,000. Other than hotel loans, past due loans, potential problem loans, as well as loans on nonaccrual have all been stable. With the loan modifications granted relative to the CARES Act, additional qualitative factors were applied due to the uncertain outcome of these modified credits (see hotel discussion on previous page). The resulting provision for loan losses was $525,000 for the third quarter of 2020, versus $180,000 in 2019. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the COVID-19 pandemic.

Total non-interest income increased by $538,000, or 37.7%, for the quarter ending September 30, 2020 compared to the same quarter of 2019 Mortgage banking gains increased to $1.3 million in the third quarter of 2020 from $492,000 the same quarter of 2019, an increase of $789,000 reflective of the increase in volume and margin on loan sales. Mortgage loan originations nearly doubled to $35.8 million in the quarter ended September 30, 2020 versus $16.6 million in 2019. Earnings on bank-owned life insurance increased by $4,000. Other sources of non-interest income decreased by $255,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the third quarter were $4.7 million in 2020 and $4.8 million in 2019, a decrease of 0.8%. During the third quarter of 2020, expenditures for salaries and employee benefits decreased by $24,000, or 0.9%, from the similar period a year ago. Full time equivalent employment averaged 152 during the third quarter of 2020 and 162 during the third quarter of 2019. The Company reduced headcount via attrition to date in 2020 in an effort to gain efficiency during the pandemic. All other expense categories decreased by $16,000, or 0.8%, in the aggregate. This latter category is subject to fluctuation due to the non-recurring nature of some of the items.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $16.3 million in the first nine months of 2020, which annualized represents 12.8% of the total combined portfolio, compared to $8.5 million, or 8.1%, of the portfolio a year ago. The current low interest rate environment generally increases prepayment speeds on mortgage-backed securities. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also execute “one-way buy” transactions wherein deposits are taken in on a non-reciprocal basis through a weekly bidding process. At September 30, 2020, the Bank had $ 5.5 million of deposits in the CDARS® program, of which none was executed as one-way buy transactions and the Bank had $15.9 million of deposits in the ICS money market program, of which none was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal CDARS® and ICS are no longer considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At September 30, 2020, the Bank had approximately $8.6 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $4.5 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $38.8 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 25% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At September 30, 2020, there was $13.2 million in outstanding balances in wholesale deposits including internet-based deposits and the above-mentioned one-way buy funds, with access to an additional $156.9 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of September 30, 2020. Unpledged securities of $80.3 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity. In early October 2020, the Company utilized a portion of its excess liquidity to pay off $8 million of advances from the FHLB. This increases availability of collateral based borrowing to $16.6 million.

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

In addition to the Federal Reserve Bank’s actions, the FHLB offered interest free six-month advances for COVID-19 related liquidity needs, with normal collateral posted up to $5 million per institution.  The Treasurer of the State of Ohio offered to open interest-bearing deposit accounts in Ohio banks at a rate of .02% (currently), fully collateralized up to a six-month term.  The Company qualified for $17 million under this program and entered into the program in the third quarter of 2020.

Based upon the accommodations described above, the Bank has substantial liquidity available, over and above normal channels, to address any future needs emanating from the current pandemic.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at September 30, 2020 is $10.5 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $136,000 at September 30, 2020 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $48.6 million at September 30, 2020 compared to $20.5 million at September 30, 2019 and $27.8 million at December 31, 2019 The Company strives to be fully invested, minimizing on balance sheet liquidity, however, higher liquidity levels have been maintained during the Pandemic as a precautionary measure.

The following table details the cash flow from operating activities for the nine months ended:

	(Amounts in thousands)
	September 30,
	2020	2019
Net income	$5,465	$5,378
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	1,946	1,656
Provision for loan losses	1,575	535
Investment securities available-for-sale (gains) losses, net	(18)	44
Originations of mortgage banking loans held for sale	(85,612)	(45,448)
Proceeds from the sale of mortgage banking loans	86,715	42,673
Mortgage banking gains, net	(2,777)	(1,173)
Earnings on bank-owned life insurance	(278)	(296)
Equity compensation	361	661
Changes in:
Deferred taxes	(584)	156
Other assets and liabilities	(305)	7
Net cash flow from operating activities	$6,488	$4,193

Key variations stem from: 1) In the nine months ended September 30, 2020 net income was $87,000 higher than the same period in 2019 with provision for loan losses $1.0 million higher than the same period in 2019. 2) Mortgage banking activity increased substantially due to historic low interest rates. 3) Equity compensation decreased $300,000 primarily due to lower awards in 2020 versus 2019. 4) Deferred tax change primarily due to larger provision for loan losses. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2020 and 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock.

The following table shows information relating to the repurchase of shares of the Company’s common stock during the quarter ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
July	—	$—	—	153,682
August	—	—	—	153,682
September	—	—	—	153,682
Total	—	$—	—	153,682

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

Item 3. Defaults upon Senior Securities—Not applicable

Item 4. Mine Safety Disclosures—Not applicable

Item 5. Other Information—Not applicable

CORTLAND BANCORP AND SUBSIDIARIES

INDEX TO EXHIBITS

Item 6. Exhibits—The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	8-K	3.2	05/30/17

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation as referenced in Exhibit 3.1	10-K(1)	4.1	03/16/06

	and the Code of Regulations as referenced in Exhibit 3.2	8-K	4.1	05/30/17

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.17	12/28/18

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.19	12/28/18

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of December 28, 2018	8-K	10.23	12/28/18

*10.24	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.24	12/28/18

*10.25	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of December 28, 2018	8-K	10.25	12/28/18

*10.26	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.26	12/28/18

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	10-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Amended Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of December 28, 2018	8-K	10.31.3	12/28/18

10.32	[Reserved]

10.33	[Reserved]

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

*10.34	Amended Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of December 28, 2018	8-K	10.34	12/28/18

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	09/18/20

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

*10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

*10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

*10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	8-K	10.36.3	03/19/20

*10.36.4	Form of restricted stock award under the 2015 Omnibus Equity Plan	8-K	10.36.4	03/23/20

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

*10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

*10.37.2	2015 Director Equity Plan Restricted Stock Award Agreement	10-Q	10.37.2	08/11/15

11	Statement of re-computation of per share earnings	See Note 6 of Financial Statements

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

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

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: November 5, 2020
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: November 5, 2020
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)