Form 10-K
period 2020-12-31
CORTLAND BANCORP INC
filed 2021-03-17
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Based upon the closing price of the registrant’s common stock on June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49,145,431. For purposes of this response, directors and executive officers are considered the affiliates of the issuer at that date.

The number of shares outstanding of the issuer’s classes of common stock as of March 4, 2021: 4,220,721 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on May 18, 2021 are incorporated by reference into Part III.

Form 10-K for the Year Ended December 31, 2020

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

Full-service banking business is conducted at a total of thirteen offices, seven of which are located in Trumbull County, Ohio. The remaining offices are located throughout Portage, Summit, Cuyahoga and Mahoning Counties in Ohio. There is also a financial service center located in Fairlawn, Ohio, in Summit County.

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

EMPLOYEES

As of December 31, 2020, the Company, through the Bank, employed 138 full-time and 13 part-time employees. The Company provides its employees with a full range of benefit plans and considers its relations with its employees to be satisfactory.

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

Further information can be found in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SUPERVISION AND REGULATION

The Company and the Bank are subject to federal and state banking laws that are intended to protect consumers, depositors, borrowers, the Deposit Insurance Fund (the DIF) of the Federal Deposit Insurance Corporation (the FDIC), and the banking system as a whole, not shareholders. Changes in federal and state banking laws, including statutes, regulations, policies, and other guidance of the bank regulatory agencies, could have a material adverse impact on our business and prospects. Federal and state laws applicable to bank holding companies and their financial institution subsidiaries regulate the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, business combinations, dividends, and a variety of other important matters. The Company and the Bank are subject to detailed, complex, and sometimes overlapping federal and state statutes and regulations affecting routine banking operations. These statutes and regulations include, but are not limited to, state usury and consumer credit laws, the Truth-in-Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, and the Community Reinvestment Act as the same have been, and may be, amended from time to time. In addition to minimum capital requirements, federal law imposes other safety and soundness standards governing factors such as internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation and benefits. The following discussion of bank supervision and regulation is qualified in its entirety by reference to the full text of the statutory and regulatory provisions discussed herein.

The Company is a bank holding company that has elected to become a financial holding company within the meaning of the BHC Act. As such, the Company is subject to regulation, supervision, and examination by the Federal Reserve, acting primarily through the Federal Reserve Bank of Cleveland. The Company is required to file annual reports and other information with the Federal Reserve. The Bank is subject to regulation, supervision, and examination by the Ohio Division and, as a member bank of the Federal Reserve, by the Federal Reserve. The Bank is examined periodically by the Federal Reserve and by the Ohio Division to test compliance with various regulatory requirements. If as a result of examination, the Federal Reserve or the Ohio Division determines that a bank’s financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory, or that either the bank or its management is in violation of any law or regulation, the bank regulatory agencies may take a number of remedial actions. In addition, the Bank is subject to the regulations of the CFPB, established by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the Dodd-Frank Act).  The CFPB has broad powers to adopt and enforce consumer protection regulations.  Bank regulatory agencies make regular use of their authority to take formal and informal supervisory actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses and for violations of any law, rule, or regulation, or any condition imposed in writing by the appropriate federal banking regulatory authority. Potential supervisory and enforcement actions include appointment of a conservator or receiver, issuance of a cease-and-desist order that could be judicially enforced, termination of a bank’s deposit insurance, imposition of civil money penalties, issuance of directives to increase capital, entry into formal or informal agreements, including memoranda of understanding, issuance of removal and prohibition orders against institution-affiliated parties, and enforcement of these actions through injunctions or restraining orders.

Regulation of financial holding companies. A bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct operations in an unsafe or unsound manner. The Federal Reserve requires all bank holding companies to maintain capital at or above prescribed levels. Federal Reserve policy requires that a bank holding company provide capital to its subsidiary banks during periods of financial stress or adversity and maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks, if needed. Bank holding companies may also be required under certain circumstances to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming common stock or other equity securities or paying dividends.

Acquisitions. The BHC Act requires every bank holding company to obtain approval of the Federal Reserve to: (i) directly or indirectly acquire ownership or control of more than 5% of the voting shares of any bank or bank holding company that is not already majority-owned by the bank holding company; (ii)  acquire all or substantially all of the assets of another bank or another financial or bank holding company; or (iii) merge or consolidate with another financial or bank holding company.  The Federal Reserve will consider anticompetitive effects and public benefits of the proposed transaction, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (the CRA), and other financial and managerial factors. Approval of the Ohio Division is also necessary to acquire control of an Ohio-chartered bank.

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

Nonbanking activities. Generally, the BHC Act prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve non-bank activities that, by statute or by Federal Reserve regulation or order, are held to be closely related to the business of banking or of managing or controlling banks. A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Act of 1991, as amended, prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the CRA. The Company meets these requirements and has elected to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

Activities that are “financial in nature” include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;
•	merchant banking; and
•	activities that the Federal Reserve has determined to be closely related to banking.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the Regulatory Relief Act) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including the Company, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including the Company, from certain record-keeping, reporting and disclosure requirements. Certain other regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Bank even before the enactment of the Regulatory Relief Act.

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

In July 2013, the bank regulatory agencies issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the Basel III Capital Rules).  Community banking organizations, including the Company and the Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; while a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity Tier 1 capital (CET1) phased in from January 1, 2015 through January 1, 2019.

The Basel III Capital Rules include (i) a minimum CET1 capital ratio of at least 4.5%, (ii) a minimum Tier 1 capital ratio of 6.0%, (iii) a minimum total capital ratio of 8.0%, and (iv) a minimum leverage ratio of 4.0%.

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

The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends and stock repurchases, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5% composed of CET1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.

In addition to the capital requirements applicable to bank holding companies generally, the Federal Reserve requires financial holding companies to be “well capitalized” under Federal Reserve standards.  Pursuant to the Federal Reserve's Small Bank Holding Company Policy (SBHC Policy), however, a holding company with assets of less than $3 billion and meeting certain other requirements is not required to comply with the consolidated capital requirements. At December 31, 2020, the Company was deemed to be a small bank holding company under the SBHC Policy. The Bank must, however, comply with the capital requirements for banks.

In December 2018, the bank regulatory agencies issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (CECL) model (accounting standard).  The rule revised the bank regulatory agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the CARES Act), discussed further below, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the bank regulatory agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule. Under the Consolidated Appropriations Act, 2021 (the CAA), discussed further below, bank holding companies and their affiliates now have the option of postponing implementation of CECL until the earlier of (i) the end of the national emergency declaration related to COVID-19 or (ii) December 31, 2022. Congress provided this reprieve for a variety of reasons, including the fact that COVID-19 has created a volatile, uncertain lending environment that may result in significant credit losses for banks.

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve, along with the other bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including the Bank, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks met certain requirements.  Under the rule, a community bank was eligible to elect the Community Bank Leverage Ratio (CBLR) framework if it had less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%.  The final rule adopted Tier 1 capital and the existing leverage ratio into the CBLR framework.  The Tier 1 numerator took into account the modifications made in relation to the capital simplifications and CECL methodology transition rules as of the compliance dates of those rules.  Qualifying institutions that elected to use the CBLR framework (each, a CBLR Bank) and that maintained a leverage ratio of greater than 9.0% were considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements.  No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the CARES Act, on August 26, 2020, the bank regulatory agencies adopted a final rule that temporarily lowered the CBLR threshold and provides a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and will return to 9.0% beginning January 1, 2022. This final rule became effective on October 1, 2020. The Company opted not to adopt this rule.

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

The capital of the Company and the Bank as of December 31, 2020 were as follows:

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes (1)		To be well-capitalized under prompt corrective action regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Consolidated	$76,138	13.15%	$26,054	4.50%	N/A	N/A
Bank	72,671	12.62%	25,912	4.50%	$37,428	6.50%
Tier 1 capital (to risk-weighted assets)
Consolidated	81,138	14.01%	34,739	6.00%	N/A	N/A
Bank	72,671	12.62%	34,549	6.00%	46,065	8.00%
Total capital (to risk-weighted assets)
Consolidated	87,241	15.07%	46,319	8.00%	N/A	N/A
Bank	84,774	14.72%	46,065	8.00%	57,581	10.00%
Tier 1 capital (to average assets)
Consolidated	81,138	10.20%	31,816	4.00%	N/A	N/A
Bank	72,671	9.18%	31,679	4.00%	39,599	5.00%

(1)	Currently not required for the Company as a small bank holding company under the SBHC Policy.

A bank with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment. A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules. For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval. These deposit-funding limitations can have an adverse effect on the bank’s liquidity. At each successively lower capital category, an insured depository institution is subject to additional restrictions. Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risks to the DIF. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized, unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. The Federal Deposit Insurance Act, as amended, provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

In order to be “well capitalized,” a bank must have a CET1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  The Company’s management believes that the Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR reached 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion for the portion of their assessments that contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion (small bank credits) beginning September 30, 2019. The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%.

Reciprocal Deposits. The Regulatory Relief Act amended the Federal Deposit Insurance Act to exclude reciprocal deposits of an insured depository institution from certain limitations on prohibited brokered deposits. A well capitalized and well managed bank may now hold reciprocal deposits in an amount that does not exceed the lesser of $5 billion or 20.0% of the depository institution's total liabilities without those reciprocal deposits being treated as brokered deposits. Reciprocal deposits are defined in the Regulatory Relief Act as deposits that a bank receives through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits (other than deposits obtained through a deposit broker) placed by the bank in another network bank. The amendment will also have the effect of lowering deposit insurance premiums for well capitalized banks that use deposit placement networks.

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

In October 2017, the OCC rescinded its guidance on deposit advance products in light of the CFPB’s pending small dollar loan rule related to payday, vehicle title and certain high cost installment loans that was issued in November 2013 (the Small Dollar Rule). The Small Dollar Rule, however, has been the subject of further regulatory review and a court order staying compliance in connection with a legal challenge. The CFPB issued its final Small Dollar Rule on July 22, 2020, which became fully effective on October 20, 2020. Specifically, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. No lenders are required to comply until the later of November 19, 2020, or until the court in litigation challenging the Small Dollar Rule lifts its stay of the compliance date.

Separately, in May 2018, the OCC published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. Further, the bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes.

The Company does not currently expect the Small Dollar Rule to have a material effect on its financial condition or results of operations on a consolidated basis.

Monetary policy. The earnings of financial institutions are affected significantly by the policies of regulatory authorities, including the monetary policy of the Federal Reserve. An important function of the Federal Reserve is the regulation of the aggregate national credit and money supply, relying on measures such as open market transactions in securities, establishment of the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying degrees and combinations to influence overall growth and distribution of financial institutions’ loans, investments, and deposits, and they also affect interest rates charged on loans or paid on deposits. Monetary policy is influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States government. Federal Reserve monetary policy has had a significant effect on the operating results of financial institutions in the past and it will continue to influence operating results in the future.

Anti-money laundering and anti-terrorism legislation. The Bank Secrecy Act of 1970, as amended (the Bank Secrecy Act), requires financial institutions to maintain records and report transactions to prevent the financial institutions from being used to hide money derived from criminal activity and tax evasion. The Bank Secrecy Act establishes: (i) record-keeping requirements to assist government enforcement agencies with tracing financial transactions and flow of funds; (ii) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies with detecting patterns of criminal activity; (iii) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the Bank Secrecy Act and its implementing regulations; and (iv) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

The United States Treasury Department’s Office of Foreign Assets Control (OFAC) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Volcker Rule. In December 2013, five federal agencies adopted a final regulation implementing the so-called Volcker Rule provision of the Dodd-Frank Act (the Volcker Rule). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity includes the purchase or sale as principal of a security derivative, commodity future, option, or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts trading in specified United States government, agency, state and/or municipal obligations. The Volcker Rule also excludes: (i) trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers; (ii) to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities. In addition, the Volcker Rule prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, also known as “covered funds,” subject to a number of exceptions.

In July 2019, the bank regulatory agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including the Bank, from such rule consistent with the Regulatory Relief Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets were excluded from the restrictions of the Volcker Rule. On June 25, 2020, the bank regulatory agencies also finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.

To the extent that the Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, the Bank believes that its activities and relationships comply with such rule, as amended.

CARES Act and COVID-19 Relief. In response to the novel COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the United States Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, on December 27, 2020, the CAA was signed into law, which, among other things, allowed certain banks to temporarily postpone implementation of CECL. The Company is continuing to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to COVID-19.

The CARES Act amended the loan program of the Small Business Administration (the SBA) in which the Bank participates to create a guaranteed, unsecured loan program known as the Paycheck Protection Program (the PPP) to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of COVID-19, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020, and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto. On September 29, 2020, the bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities. As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities. In April 2020, the Federal Reserve established the Main Street Lending Program (MSLP) to implement certain of these recommendations. The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19. On November 19, 2020, Treasury Secretary Steven Mnuchin indicated that he would not reauthorize extending the MSLP past December 31, 2020. However, the Federal Reserve extended the program to January 8, 2021, in order to process loans that were submitted on or before December 14, 2020. The program ended on January 8, 2021.

On November 20, 2020, the federal bank regulatory agencies announced an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the United States economy, many community banking organizations have experienced rapid and unexpected increases in their sizes, which are generally expected to be temporary. The temporary increase in size could subject community banking organizations to new regulations or reporting requirements. Community banking organizations that would otherwise become subject to additional regulatory requirements upon crossing specified thresholds will generally will have until 2022 to either reduce their size or to prepare for new regulatory and reporting standards.

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

Economic, Political and Market Risks

The economic impact of COVID-19 or any other pandemic could adversely affect our business, financial condition, liquidity, and results of operations.

In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared COVID-19 a national emergency. COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The bank regulatory agencies have encouraged financial institutions to prudently work with affected borrowers, and new legislation has provided relief from reporting loan classifications due to modifications related to COVID-19.

Given the ongoing and dynamic nature of COVID-19, it is difficult to predict the full impact of the outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As of December 31, 2020, we hold and service PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19 has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19 or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●

as the result of the decline in the Federal Reserve’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and
●	continued adverse economic conditions could result in protracted volatility in the price of our common shares.

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19 or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the United States economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession. Our business could be materially and adversely affected by such recession.

To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Changes in national and local economic and political conditions could adversely affect our earnings through declines in deposits, quality of investment securities, loan demand, and our borrowers’ ability to repay loans, and the value of the collateral securing our loans.

Our success depends, in part, on local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a United States withdrawal from a significant renegotiation of trade agreements, trade wars, the election of a new United States President in 2020 and changes in the membership of Congress in 2020, and other factors beyond our control may adversely affect our deposit levels and composition, the quality of our assets including investment securities available for purchase, and the demand for loans, which, in turn, may adversely affect our earnings and capital. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.  In addition, such conditions may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Economic turmoil in Europe and Asia, trade negotiations and wars, and changes in oil production in the Middle East affect the economy and stock prices in the United States.  The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the United States are unknown.  Because we have a significant number of real estate loans, a decline in the value of real estate could have a material adverse effect on us. As of December 31, 2020, 81.5% of our loan portfolio consisted of commercial, commercial real estate, real estate construction and installment, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that do not include sub-prime lending.

Changes in interest rates could adversely affect our financial condition, results of operations, and cash flows.

Our results of operations depend substantially on our net interest income, which is the difference between: (i) the interest earned on loans, securities and other interest-earning assets; and (ii) the interest paid on deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities, particularly those of the Federal Reserve. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and borrowings. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

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

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. In November 2020, the Federal Reserve issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (USD LIBOR), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark.  Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large United States financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by United States Treasury securities, otherwise known as the Secured Overnight Financing Rate (SOFR). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although transactions using SOFR have been completed, including by Fannie Mae. Both Fannie Mae and Freddie Mac ceased accepting adjustable rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020.

Approximately 15% of the Company’s loans are floating on a LIBOR index.  If and when a LIBOR substitute such as SOFR becomes effective or generally accepted, our existing notes with those borrowers allow a conversion to another index.  We are uncertain as to the performance of any substitute index compared to LIBOR and, therefore, cannot project any financial consequence to such conversion.

Operational Risks

The Company has operational risk.

The Company has many types of operational risk, including those discussed in more detail elsewhere in this Risk Factors section, such as cyber-related risks, insufficient allowances for loan losses, errors in estimates in the preparation of financial statements, and risks related to future expansion.  The Company also has reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders and unauthorized transactions by employees, and operational errors, including clerical or record-keeping errors and errors resulting from faulty or disabled computer or telecommunications systems. These risks are heightened in light of COVID-19.

The Company's operations may be disrupted by events that are wholly or partially beyond our control, including computer viruses, cyber-attacks, spikes in transaction volume or customer activity, electrical or telecommunications outages or natural disasters.  If our policies and systems designed to mitigate such problems fail to operate well, such failures could result in reputational damage, regulatory intervention and civil litigation, leading to financial loss or liability.  Negative public opinion could result from the Company's actual or alleged conduct with respect to a variety of its activities, including lending practices, corporate governance and acquisitions, and social media and other marketing activities. Negative public opinion could adversely affect the Company's ability to attract and retain customers, could expose us to potential litigation or regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility of the same.

The Company relies on vendors for certain processes.  The Company is exposed to the risk that its vendors may be unable to fulfill their contractual obligations or will suffer from the same risks as the Company has and that their business continuity systems may be inadequate, resulting in damage to the Company's reputation, loss of business, regulatory enforcement actions and civil litigation. Further, the operations of our vendors could fail or otherwise become delayed as a result of COVID-19.

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

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts.  The massive breach of the systems of a credit bureau in 2019 presents additional threats as criminals now have more information than ever before about a larger portion of our country's population, which could be used by criminals to pose as customers initiating transfers of money from customer accounts.  Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.

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

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

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

Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions that could have a material adverse impact on our financial condition and results of operations. In addition, federal and state regulators periodically review our allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease our pre-tax and net income. Moreover, the Financial Accounting Standards Board (FASB) has changed its requirements for establishing the allowance for loan losses.  The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Management is currently evaluating the impact of the adoption of this accounting guidance on the Bank's allowance for loan losses.

We depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information provided by or on behalf of such parties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Although we regularly review our credit exposure to specific clients, as well as industries, default risk may arise from events or circumstances that we have not detected, such as fraud.  We may also fail to receive full information with respect to the risks of a borrower.  In addition, when we have extended credit against collateral, such collateral could prove inadequate, such as when there are sudden declines in market value of the collateral or due to fraud with respect to such collateral.  If such events occur, it could result in loss of revenue and have an adverse effect on our business, results of operations and financial condition.

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

In the course of our business, we may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous or toxic substances could be discovered on those properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

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

In our market area, we encounter significant competition from other banks, savings and loan associations, credit unions, mortgage banking firms, securities brokerage firms, asset management firms and insurance companies. The increasingly competitive environment is a result primarily of changes in regulation and the accelerating pace of consolidation among financial service providers. The Company is smaller than many of our competitors. Many of our competitors have substantially greater resources and lending limits and may offer services that we do not or cannot provide.  The OCC has announced that it will accept applications for national bank charters from non-depository financial technology companies engaged in banking activities.  Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented employees, resulting in increased expenses.

The principal bases for competition are pricing (including the interest rates charged on loans or paid on interest bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services.

A failure to adequately address the competitive pressures we face could make it harder for us to attract and retain customers across our businesses. Similarly, meeting these competitive pressures could require us to incur significant additional expense, to reevaluate the number of branches through which we serve our customers, or to accept risk beyond what we would otherwise view as desirable under the circumstances. In addition, in our interest rate sensitive businesses, pressures to increase rates on deposits or decrease rates on loans could reduce our net interest margin with a resulting negative impact on our net interest income.

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

The loss of key employees could adversely affect our business.

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

In addition, our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe that we have strong relationships with our key producers, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in a loss of customers.

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

Although the common shares of the Company are quoted on the NASDAQ Market, trading in the Company’s common shares is relatively limited, and the bid/ask spread is often wide.

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

•

other changes in United States or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

We may be compelled to seek additional capital in the future but may not be able to access capital when needed or on acceptable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. In addition, we may need to raise additional capital should we experience significant loan losses. We may elect to raise additional capital to support our business, to finance acquisitions, if any, or for other purposes. Our ability to raise additional capital on desirable terms, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control. There can be no assurance, therefore, that we will be able to raise additional capital at all or that the terms of available capital will be acceptable to us. If we cannot raise additional capital when needed or desired, it may have a material adverse effect on our financial condition, results of operations and prospects.

Legal, Regulatory and Accounting Change Risks

The enactment of new legislation or regulations may significantly affect our financial condition and results of operations.

The Company is subject to regulations and supervision of the Federal Reserve, and the Bank is subject to regulation and supervision of the Ohio Division, the Federal Reserve, the FDIC and the CFPB. Such regulations are designed to protect customers and the DIF, not shareholders.  Regulations governing financial institutions are constantly undergoing change, especially in light of COVID-19 and the stimulus programs issued in connection therewith, and management cannot predict the effect of these changes.  New regulations or amendments could adversely affect the Company's business.  Regulatory agencies have great discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the appropriateness of an institution's allowance for loan losses.  In addition, actions by regulatory agencies could cause us to devote significant time and resources to compliance and defense of the Company's business and may lead to penalties that materially affect the Company.

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

The Bank Secrecy Act and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the United States financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the United States Department of Justice, Drug Enforcement Administration, and Internal Revenue Service.

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

The Company’s accounting policies and methods are fundamental to how our financial condition and results of operations are recorded and reported. Those in charge of setting accounting standard, including FASB, the SEC, and other regulatory bodies, from time to time may change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be unpredictable and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. Management may be required to make difficult, subjective, or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions.

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL was expected to result in earlier recognition of credit losses and required consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  The Company became subject to the new standard in the first quarter of 2020. Following the adoption of CECL, credit loss allowances have the potential to increase, which could decrease retained earnings and regulatory capital. Concurrent with the enactment of the CARES Act, bank regulatory agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule that made certain technical changes to the interim final rule, including expanding the pool of eligible institutions. The changes in the final rule applied only to those banking organizations that elected the CECL transition relief provided for under the rule. Under the CAA, bank holding companies and their affiliates have the option of postponing implementation of CECL until the earlier of (i) the end of the national emergency declaration related to COVID-19 or (ii) December 31, 2022. The CECL standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

General Risk Factors

Adverse changes in the financial markets may adversely impact our results of operations.

While we generally invest in securities issued by United States government agencies and sponsored entities and United States state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

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

Item 2. Properties

The Company’s operations are conducted at 194 West Main Street, Cortland, Ohio. Full-service banking business is conducted at a total of thirteen offices, including:

BRISTOL 6090 State Route 45 Bristolville, Ohio 44402 330-889-3062	HUBBARD 342 West Liberty Street Hubbard, Ohio 44425 330-534-2265	STRONGSVILLE 14357 Pearl Road Strongsville, Ohio 44136 440-238-5917
BROOKFIELD 7202 Warren-Sharon Road Brookfield, Ohio 44403 330-448-6814	HUDSON 75 S. Main St. Hudson, OH 44236 330-342-1100	VIENNA 4434 Warren-Sharon Road Vienna, Ohio 44473 330-394-1438
CANFIELD 3615 Boardman-Canfield Road Canfield, Ohio 44406 330-941-5867	MANTUA 11661 State Route 44 Mantua, Ohio 44255 330-274-3111	WARREN 2935 Elm Road Warren, Ohio 44483 330-372-1520
CORTLAND 194 West Main Street Cortland, Ohio 44410 330-637-8040	NILES PARK PLAZA 815 Youngstown-Warren Road Suite 1 Niles, Ohio 44446 330-652-8700	WINDHAM 8950 Maple Grove Road Windham, Ohio 44288 330-326-2340
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

Item 4. Mine Safety Disclosures – Not applicable

Information about our Executive Officers

The names, ages and positions of the executive officers as of March 4, 2021 are as follows:

Name	Age	Position Held
James M. Gasior	61	President, Chief Executive Officer and Director
Timothy Carney	55	Executive Vice President, Chief Operations Officer and Director
David J. Lucido	63	Senior Vice President and Chief Financial Officer
Stanley P. Feret	60	Senior Vice President and Chief Lending Officer

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

The Company files quarterly reports on Form 10-Q, an annual report on Form 10-K, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements, with the SEC pursuant to section 13(a) or (15)d of the Exchange Act. In 2021, the Company’s quarterly reports will be filed within 45 days of the end of each quarter, and the Company’s annual report will be filed within 90 days of the end of the year. Any person may access these reports and statements free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, by visiting the Company's web site at www.cortlandbank.com or by writing to:

Deborah L. Eazor

Cortland Bancorp

194 West Main Street

Cortland, Ohio 44410

The SEC also maintains a website at www.sec.gov where the Company's filings and other information may be obtained free of charge.

The Company’s common shares began trading on the NASDAQ Capital Markets stock exchange under the symbol CLDB on March 8, 2019. The following brokerage firms are registered market makers in the Company’s common shares:

D.A. Davidson & Co.

3773 Attucks Drive

Powell, OH 43065

Telephone: 800-394-9230

Raymond James & Associates, Inc.

880 Carillon Parkway

St. Petersburg, FL 33716

Telephone: 800-248-8863

Piper Sandler

800 Nicollet Mall, Suite 900

Minneapolis, MN 55402

Telephone: 612-303-6000

The following table shows the dividends declared during the periods indicated and the prices at which the common shares of the Company have actually been purchased and sold in market transactions. The range of market prices is compiled from data available from the OTCQX, the exchange on which the shares traded prior to March 8, 2019; and from NASDAQ thereafter.  The data may not necessarily represent all transactions. As of March 4, 2021, the Company had approximately 1,119 shareholders of record.

	Price Per Share			Cash Dividends
	High	Low	Close	Declared Per Share
2020
Fourth Quarter	$19.96	$14.09	$18.50	$0.14
Third Quarter	18.94	12.50	15.17	0.14
Second Quarter	14.50	11.10	13.22	0.14
First Quarter	23.40	13.09	13.50	0.19
2019
Fourth Quarter	$23.99	$20.10	$21.81	$0.12
Third Quarter	24.40	21.75	21.90	0.11
Second Quarter	25.00	20.47	23.10	0.11
First Quarter	28.68	19.10	23.79	0.16
2018
Fourth Quarter	$24.30	$20.50	$20.50	$0.11
Third Quarter	26.00	23.46	24.40	0.16
Second Quarter	26.00	20.80	24.31	0.11
First Quarter	26.00	20.40	23.15	0.11

For current share prices, please access the Company's website at www.cortlandbank.com.

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2021 is $7.7 million plus 2021 profits retained up to the date of the dividend declaration.

For the convenience of shareholders, the Company has established a plan whereby shareholders may have their dividends automatically reinvested in the common shares of the Company. Participation in the plan is completely voluntary and shareholders may withdraw at any time.

Shareholder and General Inquiries	Transfer Agent
Cortland Bancorp 194 West Main Street Cortland, Ohio 44410 (330) 637-8040 Attention: Deborah L. Eazor Vice President DEazor@cortlandbank.com	Continental Stock Transfer and Trust Co. 1 State Street - 30th Floor New York, NY 10004 (800) 509-5586

Please contact the transfer agent directly for assistance in changing your address, elimination of duplicate mailings, transferring shares or replacing lost, stolen or destroyed share certificates. Other questions regarding your status as a shareholder of the Company may be addressed to the Company as indicated above.

The following table shows information relating to the repurchase of shares of the Company’s common stock during the quarter ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
October	—	$—	—	153,682
November	—	—	—	153,682
December	—	—	—	153,682
Total	—	—	—	153,682

*

On December 17, 2019, the Company’s Board of Directors approved a new program which allowed the Company to repurchase up to 200,000 shares, or approximately 4.6% of the 4,323,822 outstanding shares of common stock at December 17, 2019. This program terminated on December 31, 2020. On January 19, 2021, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 200,000 shares, or approximately 4.7% of the 4,223,153 outstanding shares of common stock at January 19, 2021. This program will expire on December 31, 2021.

The Company did not sell any of its shares without registration during 2020, 2019 or 2018.

Item 6. Selected Financial Data

	(In thousands of dollars, except for ratios and per share amounts)
	Years Ended December 31,
SUMMARY OF OPERATIONS	2020	2019	2018	2017	2016
Total interest income	$27,092	$29,643	$27,749	$23,492	$22,555
Total interest expense	3,809	5,554	4,383	3,190	2,918
Net interest income (NII)	23,283	24,089	23,366	20,302	19,637
Provision for loan losses	1,575	715	725	100	50
NII after loss provision	21,708	23,374	22,641	20,202	19,587
Investment security gains (losses), including impairment losses	140	(44)	(21)	7	419
Mortgage banking gains	3,896	1,554	974	1,074	1,248
Other income	3,464	3,512	4,739	4,085	2,930
Total non-interest income	7,500	5,022	5,692	5,166	4,597
Total non-interest expenses	19,474	19,755	18,083	18,601	18,186
Income before tax expense	9,734	8,641	10,250	6,767	5,998
Federal income tax expense	1,471	1,359	1,415	2,417	1,127
Net income	$8,263	$7,282	$8,835	$4,350	$4,871
PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$1.97	$1.68	$2.03	$0.99	$1.11
Cash dividends declared per share	0.61	0.50	0.49	0.39	0.28
Book value	19.18	17.19	14.92	13.94	13.05
BALANCE SHEET DATA
Assets	$821,305	$737,162	$714,666	$711,101	$655,184
Investment securities	170,906	138,966	139,504	162,422	179,219
Loans held for sale	6,876	4,890	1,040	2,780	4,554
Loans	556,760	518,716	514,392	487,490	419,768
Allowance for loan losses	6,019	4,465	4,198	4,578	4,868
Deposits	700,510	618,381	604,419	585,851	539,850
Borrowings	19,488	25,922	30,206	48,678	43,202
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	81,005	74,338	64,918	61,630	57,670
AVERAGE BALANCES
Assets	$775,259	$697,251	$672,506	$636,915	$608,298
Investment securities	152,117	139,824	148,938	168,654	166,690
Loans	524,034	489,192	471,600	412,450	385,667
Loans held for sale	4,691	3,778	1,927	2,801	4,506
Deposits	649,702	584,138	559,921	527,653	496,917
Borrowings	26,783	24,279	35,866	33,777	36,292
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	77,336	70,587	61,520	59,998	58,923
ASSET QUALITY RATIOS
Loan charge-offs	$(193)	$(554)	$(1,338)	$(840)	$(614)
Recoveries on loans	172	106	233	450	238
Net charge-offs	$(21)	$(448)	$(1,105)	$(390)	$(376)
Net charge-offs as a percentage of average total loans	—%	0.09%	0.23%	0.09%	0.10%
Loans 30+ days delinquent as a percentage of total loans	0.27%	0.44%	0.41%	0.24%	1.04%
Nonperforming loans	$7,628	$8,545	$10,140	$5,114	$8,286
Nonperforming securities	—	—	—	895	825
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$7,628	$8,545	$10,140	$6,009	$9,111
Allowance for loan losses as a percentage of non-performing loans	78.91%	52.25%	41.40%	89.52%	58.75%
Nonperforming assets as a percentage of:
Total assets	0.93%	1.16%	1.42%	0.85%	1.39%
Equity plus allowance for loan losses	8.77	10.84	14.67	9.08	14.57
Tier I capital	9.40	10.94	13.78	8.78	13.88
FINANCIAL RATIOS
Return on average equity	10.68%	10.32%	14.36%	7.25%	8.27%
Return on average assets	1.07	1.04	1.31	0.68	0.80
Effective tax rate	15.11	15.73	13.80	35.72	18.79
Average equity-to-average asset ratio	9.98	10.12	9.15	9.42	9.69
Tangible equity ratio	10.20	10.98	10.72	10.77	10.46
Cash dividend payout ratio	30.96	29.76	24.14	39.39	25.23
Net interest margin	3.32	3.79	3.76	3.59	3.63

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

	(Fully taxable equivalent basis in thousands of dollars)
	2020			2019			2018
	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate	Average Balance Outstanding	Interest Earned or Paid	Yield or Rate
Interest-earning assets:
Interest-earning deposits and other earning assets	$34,093	$94	0.27%	$14,122	$299	2.12%	$8,564	$162	1.89%
Investment securities (Note 1, 2, 3):
Taxable	74,979	1,273	1.70%	78,745	1,905	2.42%	93,372	2,270	2.43%
Nontaxable	77,138	2,600	3.37%	61,079	2,028	3.32%	55,566	1,851	3.33%
Total investment securities	152,117	3,873	2.55%	139,824	3,933	2.81%	148,938	4,121	2.77%
Loans (Note 1, 2, 3, 4)	528,725	23,628	4.46%	492,970	25,789	5.23%	473,527	23,830	5.03%
Total interest-earning assets	714,935	$27,595	3.86%	646,916	$30,021	4.64%	631,029	$28,113	4.46%
Noninterest-earning assets:
Cash and due from banks	7,514			7,569			7,277
Premises and equipment	11,895			10,366			9,089
Other assets	40,915			32,400			25,111
Total assets	$775,259			$697,251			$672,506
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$234,733	$1,250	0.53%	$197,196	$1,879	0.95%	$197,856	$1,378	0.70%
Savings	118,972	112	0.09%	110,473	102	0.09%	112,508	97	0.09%
Time	120,271	2,016	1.67%	141,080	2,862	2.03%	120,986	2,052	1.70%
Total interest-bearing deposits	473,976	3,378	0.71%	448,749	4,843	1.08%	431,350	3,527	0.82%
Borrowings:
Securities sold under agreement to repurchase	1,720	6	0.35%	1,493	5	0.33%	1,679	6	0.33%
Subordinated debt	5,155	114	2.21%	5,155	203	3.89%	5,155	189	3.61%
Federal Home Loan Bank advances - short term	3,992	12	0.30%	4,786	129	2.70%	18,899	374	1.98%
Federal Home Loan Bank advances - long term	21,071	299	1.44%	18,000	374	2.08%	15,288	287	1.88%
Total borrowings	31,938	431	1.37%	29,434	711	2.42%	41,021	856	2.09%
Total interest-bearing liabilities	505,914	$3,809	0.75%	478,183	$5,554	1.16%	472,371	$4,383	0.93%
Noninterest-bearing liabilities:
Demand deposits	175,726			135,388			128,571
Other liabilities	16,283			13,093			10,044
Shareholders' equity	77,336			70,587			61,520
Total liabilities and shareholders' equity	$775,259			$697,251			$672,506
Net interest income		$23,786			$24,467			$23,730
Net interest rate spread (Note 5)			3.11%			3.48%			3.53%
Net interest margin (Note 6)			3.32%			3.79%			3.76%

Note 1 –	Includes both taxable and tax-exempt securities and loans.
Note 2 –

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21%, and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $8,000 and $495,000, respectively, for December 31, 2020; $6,000 and $372,000, respectively, for December 31, 2019; and $7,000 and $357,000, respectively, for December 31, 2018.

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

Note 4 –	Interest earned on loans includes net loan fees of $1.2 million in 2020, $812,000 in 2019 and $725,000 in 2018.
Note 5 –	Net interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
Note 6 –	Net interest margin is calculated by dividing the net interest income by total interest-earning assets.

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

Significant Developments

Each item listed below materially affects the comparability of our results of operations for the years ended December 31, 2020, 2019 and 2018, and our financial condition as of December 31, 2020 and 2019, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the year ended December 31, 2020, and can be expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Ohio, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020.  In Ohio, the Governor ordered schools to close through the remainder of the school year and ordered many retail establishments to close and imposed limitations on gathering sizes through May 31, 2020.  The Bank remained open during these orders because banks have been identified as essential services, but serving its customers through its drive-ups and Video Teller Machines and in all of its branch offices by appointment only. Beginning in June, the Governor began opening up business in various phases in order to improve economic conditions. At this time, the Bank opened six of its thirteen branches but continued to operate only drive-up services at the others. All branches closed their lobbies again in November as the virus peaked again. Reopening occurred on February 5, 2021.

Each state has experienced an increase in unemployment levels as a result of the curtailment of business activities, rising from an average of 4.1 percent in Ohio in January 2020 to an average of 17.6 percent in April 2020, according to the Bureau of Labor Statistics. The Ohio unemployment rate in December was down to 5.6%.

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

•	On January 11, 2021, the window opened for a second round of PPP loans, allotting $285 billion to small businesses. The Bank will participate as a lender and has until March 31, 2021 to submit loans on behalf of its customers.

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

•

We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner.  The Company approved 419 PPP loans totaling $56.4 million for small businesses. The Small Business Administration has forgiven $11 million of these loans as of year-end, with the remaining expected to be forgiven in the first quarter of 2021.

•

No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely worked from home from March through August, phased in on-site in September and October, then returned to remote mode in November. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.  We are also utilizing staggered shifts and/or work days to create more workspace in those operational areas conducive to that type of scheduling.

Loan Modifications.  As of December 31, 2020, we had 9 commercial loans aggregating $18 million, deferring principal and/or interest for 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act. Since April 2020, 118 prior modifications aggregating $105 million have returned to full payment status. Details with respect to modifications are as follows:

	As of December 31, 2020				As of April 30, 2020
		(Amounts in thousands)				(Amounts in thousands)
Type of Loan	Number of Loans	Balance	% of Total Loans	% of Segment	Number of Loans	Balance	% of Total Loans	% of Segment
One-to-four family residential	2	$106	—%	—%	25	$7,051	1%	10%
Consumer	—	—	—%	—%	1	99	0%	0%
Commercial and Industrial
Trucking	—	—	—%	—%	17	5,960	1%	30%
Other	2	5,591	1%	5%	23	17,747	4%	35%
Commercial Real Estate
Multi-family	—	—	—%	—%	4	5,986	1%	18%
Nonresidential	—	—	—%	—%	15	38,449	8%	40%
Hotels	3	9,406	2%	37%	9	26,780	6%	96%
Skilled nursing/ personal care	—	—	—%	—%	2	4,589	1%	8%
Other	2	3,320	1%	3%	31	17,002	4%	17%
Total	9	$18,423	4%		127	$123,663	26%

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

Liquidity and Capital Resources.  As the stay-at-home orders played out in March, the company began a liquidity preservation mode.  With the growing pandemic and all of the uncertainty of its affect on the economy, availability of future liquidity came into question. In late March and early April, the Company accessed several of its wholesale funding sources in the aggregate of $8 million to begin building liquidity for cautionary purposes.  Also during this time period, the Federal Reserve announced the relaxation of the discount window standards, encouraging member banks to utilize this borrowing resource at any time.  Additionally, the Federal Reserve created the Payroll Protection Program Liquidity Facility (“PPPLF”) designed to directly fund the PPP loans made available to small businesses, essentially availing $56.4 million in funding to the Company.  In addition to these federally sponsored programs, the State of Ohio also made funds available through various programs.  As of year end, the Company has available all of these untapped specially formed liquidity programs, in addition to its unused wholesale capacity by policy of $168 million.

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

Accounting for the Allowance for Loan Losses

The determination of the allowance for loan losses and the resulting amount of the provision for loan losses charged to operations reflects management’s current judgment about the credit quality of the loan portfolio and takes into consideration changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio and, in the terms of loans, changes in the experience, ability and depth of lending management, changes in the volume and severity of past due, non-accrual and adversely classified or graded loans, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, the existence and effect of any concentrations of credit and the effect of competition, legal and regulatory requirements and other external factors, including the impact of the pandemic. The nature of the process by which we determine the appropriate allowance for loan losses requires the exercise of considerable judgment. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The allowance is increased by the provision for loan losses and decreased by charge-offs when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. A weakening of the economy or other factors that adversely affect asset quality could result in an increase in the number of delinquencies, bankruptcies or defaults and a higher level of non-performing assets, net charge offs, and provision for loan losses in future periods.

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

CORPORATE PROFILE

The Company, with total assets of approximately $821 million at December 31, 2020, is a bank holding company headquartered in Cortland, Ohio whose principle activity is to manage, supervise and otherwise serve as a source of strength to the Bank.

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

2020 OVERVIEW

In 2020, the Company’s net income was $8.3 million compared to $7.3 million in 2019. Amid rigorous regulatory standards and an uncertain economy, the Company continues to follow its core strategic direction. Operating results reflect its commitment to growing loans and deposits in the markets in which it operates and in producing consistent positive earnings.

Highlights of 2020 financial results:

•

Net income of $8.26 million, or $1.97 per share for 2020. This compares to net profits of $7.28 million, or $1.68 per share, in the previous year, including $51,000 in gains on life insurance proceeds received on life insurance policies upon the death of former directors or officers that exceeded the cash value of policies.

•

The return on average asset ratio for the Company was 1.07% for the year compared to 1.04% for the same period in 2019. Likewise, the return on average equity ratio for the Company was 10.68% for the year compared to 10.32% for the same period in 2019.

•	The efficiency ratio for the Company was 62.52% for the year versus 67.01% for 2019.

•

Mortgage loan sales accounted for much of the revenue growth with the mortgage unit achieving record production for the year, driven by the historic low interest rate environment. On the expense side, reductions in certain personnel and operating costs also contributed to improved performance.

•	The Bank's participation in the Paycheck Protection Program (PPP) as part of the government’s CARES Act helped more than 400 customers and saved nearly 8,000 local jobs.

•

A quarterly cash dividend of $0.14 per share was payable on March 1, 2021 to shareholders of record on February 10, 2021. In addition, a special cash dividend of $0.05 per share was payable concurrently, reflecting the consistent earnings performance.

•	The effective tax rate was 15.1% compared to 15.7% for 2020 and 2019, respectively.

In the midst of earnings pressures brought on by economic instability, interest rate compression and increased competition, the Company devoted substantial attention in the three years 2018-2020 to profit improvement measures and balance sheet positioning. The Company’s management team continues to focus on measures designed to maintain capital and to provide for adequate liquidity for lending and business development purposes. New strategies are being pursued to improve market penetration and product expansion, with the objective of increasing both the interest income and non-interest income revenue base.

Total shareholders’ equity at December 31, 2020 was $81.0 million, representing a ratio of equity capital to total assets of 9.9%. In comparison, total shareholders’ equity was $74.3 million at December 31, 2019, representing a ratio of equity capital to total assets of 10.1%. A component of shareholders’ equity is accumulated other comprehensive income (loss), which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available-for-sale. Net unrealized gains on available-for-sale investment securities, net of tax, were $4.9 million at December 31, 2020, compared with net unrealized gains, net of tax, of $1.1 million at December 31, 2019. Such unrealized gains or losses represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale and is driven by market interest rates. The $3.8 million increase in securities valuation is a result of the decline in interest rates during 2020.

Return on average equity was 10.68% in 2020, compared to 10.32% in 2019, while return on average assets measured 1.07% in 2020 and 1.04% in 2019. Book value per share increased by $1.99 to $19.18 at December 31, 2020 from $17.19 at December 31, 2019. The price of the Company’s common shares traded in a range between a low of $11.10 and a high of $23.40, closing the year at $18.50 per share.

The Company continues to maintain capital sufficient to be deemed well capitalized under all regulatory measures. In the current regulatory environment, regulatory oversight bodies expect banks to maintain ratios above the statutory levels as a margin of safety.

CERTAIN NON-GAAP MEASURES

Certain financial information has been determined by methods other than GAAP. Specifically, certain financial measures are based on core earnings rather than net income. Pre-tax, pre-provision income excludes the provision for loan losses, which can be volatile, and the income tax provision. Core earnings exclude income, expense, gains and losses that either are not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Such information may be useful to both investors and management and can aid them in understanding the Company’s current performance trends and financial condition. Core earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non-GAAP measure of core earnings is referenced as part of management’s discussion and analysis of quarterly and year-to-date financial results of operations.

Core earnings were $11.3 million in 2020, $9.3 million in 2019 and $9.5 million in 2018. The improvement stemmed primarily from the boom in mortgage banking activity in the historically low interest rate environment.

The following is a reconciliation between pre-tax, pre-BOLI gains, pre-provision income and earnings under GAAP:

	(Amounts in thousands)
	Years Ended December 31,
	2020	2019	2018
GAAP net income	$8,263	$7,282	$8,835
Provision for loan lossses	1,575	715	725
Gains recognized on Bank Owned Life Insurance (BOLI) policy (tax free)*	—	(51)	(1,548)
Recognition (reversal) of deferred tax valuaton allowance	—	—	28
Federal income tax expense	1,471	1,359	1,415
Pre-tax, pre-BOLI gains, pre-provision income	$11,309	$9,305	$9,455

*	This is the amount of proceeds received on life insurance policies upon the death of former directors or officers that exceeded the cash value of the policies.

BALANCE SHEET COMPOSITION

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets at December 31 for the periods indicated. Average assets totaled $775.3 million in 2020 compared to $697.3 million in 2019 and $672.5 million in 2018.

	December 31,
	2020	2019	2018
Sources of Funds:
Deposits:
Non-interest bearing	22.7%	19.4%	19.1%
Interest bearing	61.1	64.4	64.1
Long-term debt and other borrowings	3.4	3.5	5.3
Subordinated debt	0.7	0.7	0.8
Other non-interest bearing liabilities	2.1	1.9	1.5
Shareholders' equity	10.0	10.1	9.2
Total	100.0%	100.0%	100.0%
Uses of Funds:
Loans, including loans held for sale	68.2%	70.7%	70.4%
Investment securities	19.6	20.1	22.2
Interest-earning deposits and other earning assets	4.4	2.0	1.3
Bank-owned life insurance	2.3	2.3	2.4
Partnerships and other investments	1.7	1.8	1.6
Other non-interest earning assets	3.8	3.1	2.1
Total	100.0%	100.0%	100.0%

Deposits continue to be the Company’s primary source of funding. During 2020, the relative mix of deposits shifted slightly from interest bearing to non-interest bearing, a product of government stimulus programs putting funds in the hands of consumers and small businesses. Average non-interest bearing deposits totaled 27.1% of total average deposits in 2020, compared to 23.2% in 2019 and 23.0% in 2018. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

The Company primarily invests funds in loans and securities. Loans continue to be the focus of the Company’s asset allocation. Average securities increased $12.3 million, or 8.8%, to $152.1 million during 2020 from $139.8 million in 2019, while average loans increased by $35.8 million, or 7.3%, to $528.7 million during 2020 from $493.0 million in 2019.

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

Gross income that would have been recorded in 2020 on these nonperforming loans, had they been in compliance with their original terms, was $400,000. Interest income that actually was included in income on these loans amounted to $321,000. In addition to nonperforming loans, nonperforming assets include nonperforming investment securities. At December 31, 2017, there were two investments classified as nonperforming and both of these investments were sold in June 2018. Gross income that would have been recorded in the first six months of 2018 on nonperforming investments, had they been in compliance with their original terms, was $21,000. Interest income that actually was included in income on these investments during this period amounted to $25,000, a higher amount due to interest collected upon sale. There are no accruing loans which are contractually past due 90 days or more as to principal or interest payments.

The following table depicts the trend in these potentially problematic asset categories:

	(Amounts in thousands)
	December 31,
	2020	2019	2018	2017	2016
Non-accrual loans:
Commercial	$889	$1,152	$1,291	$—	$—
Commercial real estate	404	566	512	506	1,458
Residential real estate	485	469	310	247	1,265
Consumer - home equity	130	147	120	129	55
Consumer - other	—	—	—	—	—
Total non-accrual loans	1,908	2,334	2,233	882	2,778
Investment securities	—	—	—	895	825
Other real estate owned	—	—	—	—	—
Troubled debt restructured loans	5,720	6,211	7,907	4,232	5,508
Nonperforming assets	$7,628	$8,545	$10,140	$6,009	$9,111
Loans past due greater than 30 days or on nonaccrual	$1,950	$2,593	$2,493	$1,409	$4,533

	December 31,
	2020	2019	2018	2017	2016
Non-accrual loans as a percentage of total loans	0.34%	0.45%	0.43%	0.18%	0.66%
Nonperforming assets as a percentage of total assets	0.93%	1.16%	1.42%	0.85%	1.39%
Nonperforming assets as a percentage of equity capital plus allowance for loan losses	8.77%	10.84%	14.67%	9.08%	14.57%

As of December 31, 2020, there were $20.2 million in loans not included in this table where known information about borrowers’ possible credit problems caused management to have some doubts as to the ability of these borrowers to comply with present loan payment terms and which may result in prospective disclosure of such loans in this table.

Loans accounted for on a non-accrual basis ranged from a high of $2.8 million in 2016 to a low of $882,000 in 2017. Non-accrual loans in 2020 of $1.9 million is slightly lower than the average of the past five years, which is $2.0 million. In 2015, non-accrual loans were mainly impacted by loans to one related group in both the commercial and commercial real estate categories, which were resolved favorably in 2016. In 2016, non-accrual loans were impacted by one residential real estate loan for $1.0 million which paid off in 2017. The total of all loans past due more than 30 days or on non-accrual ranged from a low of $1.4 million in 2017 to a high of $4.5 million in 2016. Loans charged-off, net of recoveries, was $21,000 in 2020, compared to $448,000 on in 2019, $1.1 million for 2018, $390,000 for 2017, and $376,000 for 2016. The resulting ratios do not indicate any trends of concern from management’s perspective.

Troubled-debt restructured loans are loans that have been modified when economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. In 2018, there were $4.2 million in new troubled debt restructurings. There were none added in 2020, 2019, 2017 or 2016.

In 2020, the Company has not experienced significant deterioration in any loan type other than the hotel industry. All other past due loans, potential problem loans, as well as loans on non-accrual have all been stable. The provision for loan losses was $1.6 million for the year ended December 31, 2020 compared to $715,000 for the year ended December 31, 2019. The increased provision was due to uncertainty in the economy as a result of the COVID-19 pandemic. In 2018, the provision was $725,000, which is lower than the net charge-off of $1.1 million (of which previously had a specific reserve of $625,000). In 2017 and 2016, the provision for loan losses was $100,000 and $50,000, respectively, aided by large recoveries. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

At December 31, 2017, there was $895,000 of the Company’s holdings in trust preferred securities considered to be in non-accrual status. The quarterly interest payments for both of its investments in trust preferred securities had been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. These trust preferred securities were sold in June 2018.

RESULTS OF OPERATIONS

	(Amounts in thousands)
	December 31,
	2020	2019	2018
Net interest income	$23,283	$24,089	$23,366
Tax equivalent income adjustment for investment securities	495	372	357
Tax equivalent income adjustment for loans	8	6	7
Net interest income on a fully taxable equivalent basis	$23,786	$24,467	$23,730

Interest and dividends on investment securities	$3,378	$3,561	$3,764
Tax equivalent income adjustment for investment securities	495	372	357
Investment securities income on a fully taxable equivalent basis	$3,873	$3,933	$4,121

Interest and fees on loans	$23,620	$25,783	$23,823
Tax equivalent income adjustment for loans	8	6	7
Loan income on a fully taxable equivalent basis	$23,628	$25,789	$23,830

Analysis of Net Interest Income - Years Ended December 31, 2020 and 2019

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $23.8 million for 2020 and $24.5 million for 2019. The resulting net interest margin was 3.32% for 2020 and 3.79% for 2019.

The decrease in interest income, on a fully taxable equivalent basis, of $2.4 million is the product of a 10.5% year-over-year increase in average earning assets along with a 78 basis point decrease in yield. The decrease in interest expense of $1.7 million was a product of a 41 basis point decrease in rates paid and a 5.8% increase in average interest-bearing liabilities. The net result was a 2.8% decrease in net interest income on a fully taxable equivalent basis, and a 47 basis point decrease in the Company’s net interest margin.

On a fully taxable equivalent basis, income on investment securities decreased by $60,000, or 1.5%. The average invested balances in these securities increased by $12.3 million, or 8.8%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 26 basis point decrease in the tax equivalent yield of the portfolio. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial. However, excess liquidity can be deployed into securities when loan demand does not utilize available funds, such as the case in 2020 with the funds generated by government-assisted programs. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans decreased by $2.1 million, or 8.4%, for 2020 compared to the same period in 2019. A $35.8 million increase in the average balance of the loan portfolio, or 7.3%, was accompanied by a 77 basis point decrease in the portfolio’s tax equivalent yield. The three rate decreases in the latter half of 2019 by the Federal Open Market Committee (FOMC) aggregating to 75 basis points was amplified with two rate reductions in the first quarter of 2020. Coupled with strong competition for good credits, there is continued downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances and mainly consisted of PPP loans statutorily set with a 1% interest rate. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income decreased by $205,000, or 68.6%, from the same period a year ago. The average balance of interest-earning deposits increased by $20.0 million, or 141.4%, reflecting the increased liquidity driven by pandemic aid. The yield decreased by 185 basis points from 2019 to 2020, reflecting the aggregate net decreases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts increased by $37.5 million, or 19.0%, while average savings balances increased by $8.5 million, or 7.7%. The average rate paid on interest-bearing demand deposits and money market accounts decreased 42 basis points from 2019 to 2020 to 0.53%, reflecting the expiration of promotional specials offered during 2019. The average rate paid on savings accounts was 0.09% for both 2020 and 2019. The average balance of time deposit products decreased by $20.8 million, or 14.7%, as the average rate paid decreased by 36 basis points, from 2.03% to 1.67%. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds, generally brokered deposits, obtained at typically higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt increased by $2.5 million while the average rate paid on borrowings decreased by 105 basis points. As higher cost borrowings matured, the remaining borrowings were at lower rates. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

The increase in interest income, on a fully taxable equivalent basis, of $1.9 million was the product of a 2.5% year-over-year increase in average earning assets along with a 18 basis point increase in yield. The increase in interest expense of $1.2 million was a product of a 23 basis point increase in rates paid and a 1.2% increase in average interest-bearing liabilities. The net result was a 3.1% increase in net interest income on a fully taxable equivalent basis, and a 3 basis point increase in the Company’s net interest margin on a growing asset base with a different mix.

On a fully taxable equivalent basis, income on investment securities decreased by $188,000, or 4.6%. The average invested balances in these securities decreased by $9.1 million, or 6.1%, from the levels of 2018. The decrease in the average balance of investment securities was accompanied by a 4 basis point increase in the tax equivalent yield of the portfolio. The Company continued to attempt to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial. Additional information regarding investment securities can be found in Item 8, Notes 2 and 11 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

On a fully taxable equivalent basis, income on loans increased by $2.0 million, or 8.2%, for 2019 compared to the same period in 2018. A $19.4 million increase in the average balance of the loan portfolio, or 4.1%, was accompanied by a 20 basis point increase in the portfolio’s tax equivalent yield. The four rate increases in 2018 by the Federal Open Market Committee (FOMC) aggregating to 100 basis points was tempered with three rate reductions in the latter part of 2019. Coupled with strong competition for good credits, there was continued downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances. Additional information regarding loans can be found in Item 8, Note 3 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Other interest income increased by $137,000, or 84.6%, from the same period in 2018. The average balance of interest-earning deposits increased by $5.6 million, or 64.9%. The yield increased by 23 basis points from 2018 to 2019, reflecting the aggregate net increases in the federal funds rate. Management continued with the intent to remain fully invested, minimizing on-balance sheet liquidity.

Average interest-bearing demand deposits and money market accounts decreased by $660,000, or 0.3%, while average savings balances decreased by $2.0 million, or 1.8%. The average rate paid on interest-bearing demand deposits and money market accounts increased 25 basis points from 2018 to 2019 to 0.95%, reflecting the promotional specials offered during the year. The average rate paid on savings accounts was 0.09% for both 2019 and 2018. The average balance of time deposit products increased by $20.1 million, or 16.6%, as the average rate paid increased by 33 basis points, from 1.70% to 2.03%. The current low-rate environment offers little opportunity for time deposit customers, except for periodic special rates offered on a limited basis. Time deposits also include wholesale funds, generally brokered deposits, obtained at typically higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources. Additional information regarding deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

Average borrowings and subordinated debt decreased by $11.6 million while the average rate paid on borrowings increased by 33 basis points. As lower cost short-term borrowings matured, the longer-term borrowings at higher rates remained. Management continued to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. With the possibility of continued rate reductions by the FOMC, wholesale and borrowing rates can reprice lower, while deposit rates may show modest decline. Additional information regarding FHLB Advances and Other Borrowings and Subordinated Debt can be found in Item 8, Notes 6 and 7 to the Consolidated Financial Statements and elsewhere in this Management’s Discussion and Analysis.

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

	(Amounts in thousands)
	2020 Compared to 2019			2019 Compared to 2018
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Interest-earning deposits and other money markets	$195	$(400)	$(205)	$116	$21	$137
Investment securities:
Taxable	(87)	(545)	(632)	(354)	(11)	(365)
Nontaxable	541	31	572	183	(6)	177
Loans	1,780	(3,941)	(2,161)	998	961	1,959
Total interest income change	2,429	(4,855)	(2,426)	943	965	1,908
Increase (decrease) in interest expense:
Interest-bearing demand deposits	310	(939)	(629)	(5)	506	501
Savings deposits	8	2	10	(2)	7	5
Time deposits	(389)	(457)	(846)	371	439	810
Securities sold under agreements to repurchase	1	—	1	(1)	—	(1)
FHLB advances - short term	(18)	(99)	(117)	(347)	102	(245)
FHLB advances - long term	57	(132)	(75)	54	33	87
Subordinated debt	—	(89)	(89)	—	14	14
Total interest expense change	(31)	(1,714)	(1,745)	70	1,101	1,171
Increase (decrease) in net interest income on a taxable equivalent basis	$2,460	$(3,141)	$(681)	$873	$(136)	$737

PROVISION FOR LOAN LOSSES, NON-INTEREST INCOME, NON-INTEREST EXPENSE & FEDERAL INCOME TAX

During 2020, 2019 and 2018, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as an increase in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2020, 2019 and 2018, and has not experienced significant deterioration in any loan type other than the hotel industry during 2020, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. All other past due loans, potential problem loans, as well as loans on non-accrual have all been stable. As illustrated previously in "Significant Developments," 37% of the hotel portfolio is currently deferring principle and/or interest payments under COVID-19 modifications. During 2020, the Company classified three of these credits totaling $9.4 million as substandard. With loan to values averaging 44%, the loans are not considered impaired, but have been allocated qualitative factors commensurate with the associated risk. The provision for loan losses was $1.6 million for the year ended December 31, 2020, with a net charge off of $21,000, compared to 2019 with a provision of $715,000, which was higher than the $448,000 net charge offs and 2018 with a provision of $725,000, which was lower than the net charge-off of $1.1 million (of which previously had a specific reserve of $625,000). The increased provision for the year ended December 31, 2020, compared to prior years, was due to uncertainty in the economy as a result of the COVID-19 pandemic. As presented in the Significant Developments section, the Company received requests for the loan modifications as a result of business closures/curtailments from the COVID-19 pandemic. As the ultimate outcome of the performance of these credits is uncertain, qualitative factors were developed based upon industry segmentation, and the evaluation of various criteria. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the COVID-19 pandemic.

The following table provides a detailed analysis of non-interest income:

	(Amounts in thousands)
	December 31,
	2020	2019	2018
Fees for customer services	$2,103	$2,312	$2,273
Mortgage banking gains, net	3,896	1,554	974
Earnings on bank-owned life insurance	398	392	1,869
Other non-interest income	963	808	597
Non-interest income, excluding investment gains	7,360	5,066	5,713
Investment securities available-for-sale gains (losses), net	140	(44)	(21)
Total non-interest income	$7,500	$5,022	$5,692

Total non-interest income, excluding investment gains or losses, increased by $2.3 million, or 45.3%, for 2020 compared to a decrease of $647,000, or 11.3%, for 2019. After gains on investment securities and impairment losses, non-interest income increased by $2.5 million, or 49.3%, in 2020 compared to a decrease of $670,000, or 11.8%, in 2019.

Fees for customer services decreased by $209,000, or 9.0%, in 2020, compared to a decrease of $39,000, or 1.7%, in the prior year driven by customer transactions on deposit accounts.

Mortgage banking gains totaled $3.9 million in 2020, $1.6 million in 2019 and $974,000 in 2018, reflective of the increase in volume driven by historically low interest rates.

Earnings on bank-owned life insurance increased by $6,000 in 2020 compared to a decrease of $1.5 million in 2019. Proceeds received on policies upon the deaths of former executives exceeded the cash value of the policies by $51,000 in 2019 and $1.5 million in 2018.

Other sources of non-interest income increased by $155,000 in 2020 from the same period a year ago, and increased by $211,000 in 2019 from 2018. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

The following table provides a summary of non-interest expenses:

	(Amounts in thousands)
	December 31,
	2020	2019	2018
Salaries and employee benefits	$10,805	$11,198	$10,260
Net occupancy and equipment	2,495	2,400	2,232
State and local taxes	593	518	493
FDIC insurance	176	63	176
Professional fees	1,155	1,093	879
Advertising and marketing	214	388	322
Data processing fees	268	277	250
Other non-interest expense	3,768	3,818	3,471
Total non-interest expenses	$19,474	$19,755	$18,083

Total non-interest expenses decreased by $281,000, or 1.4%, in 2020. This compares to an increase of $1.7 million, or 9.3%, in 2019.

During 2020, expenditures for salaries and employee benefits decreased by $393,000, or 3.5%, and in 2019 increased by $938,000, or 9.1%. In 2020, in lieu of layoffs or furloughs during the Covid-19 pandemic, the Company was able to realize staff reductions through retirements and by not filling vacated positions, thus realizing savings in salaries and benefits. The increase in 2019 is mainly due to an increase in equity compensation of $547,000 in connection with attaining the most profitable year in the Company’s history in 2018, and the result of opening of a new branch in the first quarter of 2019. Full-time equivalent employment averaged 154 in 2020 compared to 162 in 2019 and 159 in 2018.

Salaries and employee benefits represent 55.5% of all non-interest expenses in 2020 and 56.7% in 2019 and 2018. The following table details components of these increases and decreases.

	Amounts (in thousands)			Percentages
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Salaries	$(388)	$899	$(361)	(4.4)%	11.2%	(4.3)%
Employee benefits	238	1	(39)	9.1	—	(1.5)
	(150)	900	(400)	(1.3)	8.5	(3.6)
Deferred loan origination costs	(243)	38	29	69.2	9.8	6.9
Total	$(393)	$938	$(371)	(3.5)%	9.1%	(3.5)%

Salary expense per employee averaged $55,000 in 2020 and 2019 and $50,000 in 2018. Average earning assets per employee measured approximately $4.9 million in 2020 and $4.2 million in 2019 and 2018. Charges for insurance premiums paid to the FDIC increased by 113,000 from 2019.  Because the Deposit Insurance Fund (DIF) reserve ratio exceeded a threshold amount, the Bank was given a Small Bank Assessment credit against quarterly premiums in 2019 and into the first quarter of 2020. Deposits are insured by the FDIC up to a maximum amount, which is generally $250,000 per depositor subject to aggregation rules. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. State and local taxes increased by $75,000 in 2020 or 14.5% compared to a $25,000 increase, or 5.1%, in 2019, reflecting the growing shareholders’ equity on which the state tax is based. Professional fees increased by $62,000 or 5.7% from 2019, compared to a $214,000 increase in 2019 from 2018. This is due in part to an increase in legal fees attributable to loan collection efforts. All other categories of non-interest expenses decreased $138,000, or 2.0%, in 2020 compared to an increase of $608,000, or 9.7%, in 2019. These expense categories are subject to fluctuation due to non-recurring items. The increase in expenses in 2019 is a result of the NASDAQ listing, increased equity awards and new branch initiatives.

Income before federal income tax expense amounted to $9.7 million for 2020, compared to $8.6 million and $10.3 million for 2019 and 2018, respectively. The effective tax rate was 15.1% in 2020, 15.7% in 2019 and 13.8% in 2018, resulting in income tax expense of $1.5 million in 2020 and $1.4 million in 2019 and 2018. The effective rate is affected by the current level of profitability and tax-free components of the revenue stream. The gains on bank-owned life insurance mentioned previously were tax free and contributed to the lower effective tax rate in 2018.

The effective federal income tax rate varies from the applicable U.S. statutory federal income tax rate of 21% for 2020 2019, and 2018 due to the following differences:

	December 31,
	2020	2019	2018
Provision at statutory rate	21.00%	21.00%	21.00%
(Deduct) add tax effects of:
Earnings on bank-owned life insurance-net	(0.46)	(1.08)	(3.93)
Non-taxable interest income	(4.57)	(4.02)	(3.11)
Low income housing tax credits	(1.81)	(1.81)	(1.37)
Deferred tax valuation (reversal) recognition	—	—	0.27
Non-deductible expenses	0.95	1.64	0.94
Federal income tax effective rate	15.11%	15.73%	13.80%

Net income registered $8.3 million in 2020, $7.3 million in 2019 and $8.8 million in 2018, representing per share amounts of $1.97 in 2020, $1.68 in 2019 and $2.03 in 2018. Cash dividends of $0.61, $0.50 and $0.49 per share were paid to shareholders of record in 2020, 2019 and 2018, respectively.

The following table shows unaudited financial results by quarter:

	(Amounts in thousands)
	For the 2020 quarter ended:				For the 2019 quarter ended:
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$6,873	$6,671	$6,618	$6,930	$7,428	$7,224	$7,401	$7,590
Interest expense	712	868	1,004	1,225	1,387	1,402	1,399	1,366
Net interest income	6,161	5,803	5,614	5,705	6,041	5,822	6,002	6,224
Loan loss provision	—	525	450	600	180	180	180	175
Investment securities (losses) gains, net	122	—	18	—	—	—	(44)	—
Mortgage banking gains, net	1,119	1,281	900	596	381	492	344	337
Other income	1,127	684	797	856	958	935	752	867
Other expenses	5,195	4,721	4,578	4,980	4,903	4,761	5,339	4,752
Income before tax	3,334	2,522	2,301	1,577	2,297	2,308	1,535	2,501
Federal income tax expense	536	360	369	206	393	363	207	396
Net income	$2,798	$2,162	$1,932	$1,371	$1,904	$1,945	$1,328	$2,105
Net income per share	$0.67	$0.51	$0.47	$0.32	$0.44	$0.45	$0.30	$0.49
Net interest income (fully tax-equivalent basis)	$6,300	$5,939	$5,733	$5,814	$6,147	$5,927	$6,086	$6,307
Net interest rate spread	3.22%	2.98%	2.97%	3.29%	3.45%	3.38%	3.48%	3.62%
Net interest margin	3.40%	3.17%	3.21%	3.56%	3.74%	3.70%	3.80%	3.90%

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

The allowances established for probable losses on specific loans are based on recurring analyses and evaluations of classified loans. Loans are categorized into risk grade classifications based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. The Bank currently divides the loan and lease portfolio into the following major categories: 1) Pooled Loans (unclassified) with similar risk characteristics; 2) Substandard Loans (classified) defined as being inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral; 3) Special Mention (classified) defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the Bank’s credit position; 4) Loss or doubtful loans (classified) have all the weaknesses of the previous classifications, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable; and 5) Impaired Loans which generally include non-accrual loans. Once a loan is assigned a risk grade of classified, the loan review officer assesses whether the loan is to be evaluated for impairment based on the Company policy. A portion of the allowance for loan loss is specifically allocated to those loans which are evaluated for impairment and determined to be impaired. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. If after review, the loan is not considered to be impaired, the loan is included with a pool of similar loans that is assigned a valuation allowance calculated based on the historical loss experience and qualitative factors of the pool type. The valuation allowance is calculated based on the historical loss experience of specific types of classified loans. The Company calculates historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool and adjusted with qualitative factors. The historical loss ratios are updated quarterly based on actual charge-off experience.

A general valuation allowance is established for pools of homogeneous loans based upon the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans in the pool. Specific qualitative factors considered by management include trends in volume or terms, changes in lending policy levels and trends in charge-offs, classification and non-accrual loans, concentrations of credit and local and national economic factors. The Company’s pools of similar loans include similarly risk-graded groups of commercial loans, commercial real estate loans, residential real estate loans, home equity loans and other consumer loans. Beginning at year-end 2017, due to their growing significance, the pools of commercial and commercial real estate loans are also broken out further by industry sectors when analyzing the related pools.  These industry sectors include non-residential buildings; skilled nursing and nursing care; residential real estate lessors, agents and managers; hotel and motels and trucking.  Additional factors are used on pools of loans considered special mention; specifically, levels and trends in classification, declining trends in financial performance, structure and lack of performance measures and migration from special mention to substandard. For loans graded as substandard, a separate historical loss rate is calculated as a percent of charge-offs net of recoveries to the balance of substandard loans, which results in a higher historical loss factor. This is also adjusted for the qualitative factors discussed previously. Beginning in 2020, due to the pandemic, the Company included all loans that were modified, essentially deferring principal and/or interest payments for three or six month periods, as an additional pool. Qualitative factors were developed and layered onto the previously determined levels of allowance.

Loans identified as losses by management, internal loan review and/or bank examiners are charged off. Furthermore, consumer loan accounts are charged off in accordance with regulatory requirements.

The Company maintains an allowance for losses on unfunded commercial lending commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses. This allowance is reported as a liability on the consolidated balance sheets within other liabilities, while the corresponding provision for these losses is recorded as a component of other non-interest expenses. At both December 31, 2020 and 2019, this allowance was $84,000.

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

The following is an analysis of changes in the allowance for loan losses for the period ended:

	(Amounts in thousands)
	December 31,
	2020	2019	2018	2017	2016
Balance at beginning of year	$4,465	$4,198	$4,578	$4,868	$5,194
Loan losses:
Commercial	(2)	(231)	(1,163)	—	—
Commercial real estate	—	(40)	—	(654)	(287)
Residential real estate	—	(78)	—	(14)	(35)
Consumer - home equity	—	—	—	(26)	(144)
Consumer - other	(191)	(205)	(175)	(146)	(148)
Total	(193)	(554)	(1,338)	(840)	(614)
Recoveries on previous loan losses:
Commercial	8	28	—	388	117
Commercial real estate	19	—	166	—	35
Residential real estate	25	—	3	5	2
Consumer - home equity	1	2	5	10	23
Consumer - other	119	76	59	47	61
Total	172	106	233	450	238
Net loan losses	(21)	(448)	(1,105)	(390)	(376)
Provision charged to operations	1,575	715	725	100	50
Balance at end of year	$6,019	$4,465	$4,198	$4,578	$4,868
Ratio of net loan losses to average total loans outstanding	—%	0.09%	0.23%	0.09%	0.10%
Ratio of loan loss allowance to total loans	1.08%	0.86%	0.82%	0.94%	1.16%

In 2020, the increase in the allowance is a result of stress on our loan portfolio from the increase in unemployment and other negative effects of the coronavirus pandemic. Based on current economic indicators, the Company increased the economic qualitative factors within the allowance for loan losses evaluation. Relative to the number of requests for modifications and deferrals from commercial borrowers, additional COVID-19 factors were applied to these loans after segmenting into industry classifications.  Such requests from consumers were insignificant.

In 2019, the allowance for commercial loans includes an amount for a single loan impairment, otherwise the provision decreased modestly from the prior year. The decrease in the provision for commercial real estate loans is due mainly to a decrease in the concentration of credit factor. The segmentation of the commercial real estate loan portfolio into its five largest concentrations resulted in lower allocations to those segments. The residential real estate, consumer-home equity and other household provisions remained fairly constant.

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

The following is an allocation of the year end allowance for loan losses and the percentage to total loans. The allowance has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of:

	(Amounts in thousands)
	December 31,
	2020		2019		2018		2017		2016
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$1,897	0.34	$1,756	0.34	$1,232	0.24	$1,591	0.33	$1,394	0.33
Commercial real estate	3,526	0.63	2,130	0.41	2,414	0.47	2,702	0.55	3,072	0.73
Residential real estate	375	0.07	334	0.06	314	0.06	117	0.02	163	0.04
Consumer - home equity	101	0.02	104	0.02	115	0.02	70	0.01	150	0.04
Consumer - other	120	0.02	141	0.03	123	0.02	98	0.02	89	0.02
Total	$6,019		$4,465		$4,198		$4,578		$4,868

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

LOAN PORTFOLIO

The following table represents the composition of the loan portfolio as of:

	(Amounts in thousands)
	December 31,
	2020		2019		2018		2017		2016
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$132,419	23.8	$99,864	19.3	$112,440	21.9	$113,341	23.3	$96,281	22.9
Commercial real estate	317,537	57.0	302,084	58.2	303,804	59.0	283,135	58.1	238,692	56.9
Residential real estate	79,169	14.2	87,172	16.8	69,845	13.6	62,071	12.7	57,008	13.6
Consumer - home equity	24,062	4.3	25,856	5.0	25,076	4.9	26,018	5.3	25,061	6.0
Consumer - other	3,573	0.7	3,740	0.7	3,227	0.6	2,925	0.6	2,726	0.6
Total loans	$556,760		$518,716		$514,392		$487,490		$419,768

The following schedule sets forth maturities based on remaining scheduled repayments of principal or next re-pricing opportunity for loans (excluding residential real estate, consumer- home equity and consumer-other).

	(Amounts in thousands)
	December 31, 2020
	1 Year or Less	Over 1 Year to 5 Years	Over 5 Years	Total
Commercial	$56,028	$63,715	$12,676	$132,419
Commercial real estate	108,114	133,064	76,359	317,537
Total loans	$164,142	$196,779	$89,035	$449,956

The following schedule sets forth loans based on next re-pricing opportunity for floating and adjustable interest rate products, and by remaining scheduled principal payments for loan products with fixed rates of interest. Residential real estate, consumer - home equity and consumer – other loans have again been excluded.

	(Amounts in thousands)
	December 31, 2020
	1 Year or Less	Over 1 Year	Total
Floating or adjustable rates of interest	$153,246	$74,930	$228,176
Fixed rates of interest	10,896	210,884	221,780
Total loans	$164,142	$285,814	$449,956

The Company recorded an increase of $38.0 million in the loan portfolio in 2020 from the level of $518.7 million recorded at December 31, 2019. Gross loans as a percentage of earning assets stood at 73.2% as of December 31, 2020 and 76.1% at December 31, 2019. The loan-to-deposit ratio at December 31, 2020 was 79.5% as compared to 83.9% at December 31, 2019. The Bank posted year-over-year growth in total loans of 7.3%. However, included in year-end total loans are 60-day or less, non-core loans closed in December 2020 for $24.1 million, compared to $25.2 million in 2019, and net PPP loan originations from 2020 of $45.3 million. Absent the short-term year end transactions and net PPP loan originations, the Company reported core loan year-over-year decline of 1.2% and growth of 4.2%, respectively for 2020 and 2019. As the balance sheet is adequately structured to accommodate additional loan growth, management remains committed to fulfilling the credit needs of creditworthy customers. At December 31, 2020, the loan loss allowance of $6.0 million represented approximately 1.08% of outstanding loans, and at December 31, 2019, the loan loss allowance of $4.5 million represented approximately 0.9% of outstanding loans.

Further review of the 2020 commercial portfolio, which includes both commercial and commercial real estate (CRE) loans, reflects a $48.0 million growth with commercial  loans accounting for a growth of $32.5 million, or 32.6%, and CRE growth of $15.5 million, or 5.1%. Excluding the aforementioned year-end and PPP loans, commercial loans declined $11.6 million. Commercial loans were impacted in 2020 by borrowers selling their businesses, the accumulation of liquidity, partially due to PPP loan borrowing that led to lower line of credit utilization and lesser capital needs. CRE loan balances were impacted by asset sales and development loans being taken out to the capital markets. The previous year decline in CRE and the increase in residential real estate is due to reclassification of loans between these categories in 2019 by approximately $14.9 million. The residential loan balances decline of $9.8 million was led by residential mortgages of $8.0 million and home equity term loans and credit lines (HELOCs) of $1.8 million. The majority of the Company’s mortgage originations are sold to the secondary market in order to take advantage of low interest rates as management does not intend to take on material long term interest rate risk on the balance sheet. Due to historic low interest rates and an active real estate market, 2020 represented an all-time high of the Company’s secondary market retail mortgage originations, resulting in record gain on sales. However, as consumers refinanced their loans into the secondary market and/or sold their existing residences, both residential mortgages and HELOCs reflected declines in balances. The portion of the loan portfolio represented by commercial loans (including commercial real estate) increased from 77.5% in 2019 to 80.8% in 2020. Consumer loans (including home equity loans) were approximately 5.0% of the loan portfolio in 2020 and 5.7% in 2019. Between 2019 and 2020, the balance of residential real estate loans in relationship to total loans decreased from 16.8% to 14.2%.

Commercial, commercial real estate and residential real estate loans continue to comprise the largest share of the Company’s loan portfolio. At the end of 2020, commercial, commercial real estate and residential real estate loans comprised a combined 95.0% of the portfolio compared to 93.4% at December 31, 2016, reflecting a consistent strategy of portfolio diversification over the five-year period. The loan portfolio at December 31, 2020 also included home equity loans at 4.3% and consumer installment loans at 0.7%. These percentages compare to home equity loans at 6.0% and consumer installment loans at 0.6% on December 31, 2016.

The commercial loan portfolio is $450.0 million at December 31, 2020, an increase of $48.0 million from the balance of $402.0 million recorded at December 31, 2019, or 11.9%. Commercial loans, including lines of credit, increased by $32.5 million, or 32.6%, during the year and represented 23.8% of the portfolio, or a 4.5% composition increase over the prior period. However, excluding the year-end, 60-day or less, cash-secured loans and PPP loans of $45.3 million, that decreased by $1.1 million and grew by $45.3 million, respectively, from 2019 to 2020, core commercial loans declined by $11.6 million, or 15.5%. CRE loans increased $15.5 million, or 5.1%, which substantially represents investment real estate supported by third-party rents and leases along with other known Bank concentrations such as Skilled Nursing, Assisted Living, Residential Lessors (including Multi-family) and Hotels that are classified as non-owner occupied CRE. At December 31, 2020, the total CRE portfolio consisted of 25.9% in owner-occupied real estate and 74.1% in non-owner occupied real estate. The increase in CRE loans over the past 5 years and the Company’s CRE concentration was a direct result of management taking strategic advantage of competitive market conditions and the Bank’s considerable liquidity position since 2010. The CRE portfolio was also enhanced by lending into the Skilled Nursing, Personal Health Care industries and Multi-family. In 2006, the federal banking regulatory agencies published interagency guidance on CRE Concentration Risk Management stating that if total commercial real estate concentration exceeded 300% of a bank’s total capital (or if the CRE portfolio increased by over 50% in the preceding 3 years), the portfolio may represent significant concentration risk and additional monitoring may be required. The Bank’s CRE concentration, excluding owner-occupied real estate, as of December 31, 2020 was $235.2 million, which is 277.4% of total unimpaired or risk-based capital, compared to 288.9% for 2019. As the Company reflected a 5.1% CRE balance increase, it modestly decreased its concentration risk relative to capital. CRE reflected 0.6% decline in the prior year 2019. Management also believes that its current level of credit review, portfolio monitoring and stress testing adequately assures that the Bank is mitigating CRE concentration levels. In a strategic effort to diversify, the Bank continues to develop its commercial loans and, as such, the December 31, 2020 balance of $132.4 million represents 29.4% of the total commercial loan portfolio, compared to the period ended December 31, 2019 of 24.9%.

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

	(Amounts in thousands)
	December 31,
	2020		2019		2018
	Balances	% of Portfolio	Balances	% of Portfolio	Balances	% of Portfolio
Non-residential building/apartment building	$104,637	23.15	$103,134	25.66	$97,411	23.40
Residential real estate lessors, agents and managers (including multi-family)	34,058	7.57	38,849	9.67	50,496	12.13
Skilled nursing	44,151	9.81	34,159	8.50	33,818	8.12
Nursing and personal care	33,353	7.41	20,808	5.18	15,471	3.72
Hotels/motels	26,612	5.91	29,455	7.33	30,378	7.30
Trucking/courier services	23,004	5.11	28,311	7.04	24,487	5.88

The most substantial increase in concentrations growth by percentage since 2018 occurred in nursing and personal care. This increase remains the largest concentration relative to the total portfolio composition. Management believes it has sufficient expertise within the market to appropriately address risk within that portfolio. Both residential real estate lessors and trucking declines were a product of taking completed project to the capital markets, increased liquidity and/or sales of business entity and assets. One of the largest declines was the hotel industry, that at one time was the Company’s largest concentration, was due to Management’s strategic initiative to reduce exposure in this industry. The single largest customer relationship had an aggregate balance at year end 2020 of $14.0 million compared to $10.7 million in 2019. This balance represented approximately 3.1% of the total commercial and CRE portfolio in 2020 and 2.7% in 2019. It is important to note that within the 2020 relationship, there is $3.5 million in loans granted under the PPP that are fully guaranteed by the SBA and in the 2019 relationship, there was a 60-day or less note for $4.9 million, which was fully secured by segregated deposit accounts with the Bank at the time of origination.

The Bank continues to be modestly active in home equity financing. HELOCs remain popular with consumers wishing to finance home improvement costs, education expenses, vacations and consumer goods purchased at favorable interest rates. As first mortgage refinancing and elimination of some eligible tax deductions impacted this product line in 2018, this portfolio reflected slight deterioration in 2018 followed by a small increase of 3.8% for 2019 and a decrease of 6.9% in 2020. In order to improve customer retention and provide better overall loan diversification, management will continue to evaluate and reposition the Company’s portfolio product offerings during 2021.

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

MORTGAGE BANKING

Since the May 2013 Taper Tantrum when mortgage rates rose dramatically, the Company shifted its focus from wholesale to retail origination. With the majority of loans sold into the secondary market, the resulting gains have enhanced non-interest revenue. In 2020, the Company reported net gains on saleable loans of $3.9 million, representing an increase of $2.3 million from the prior year’s gain of $1.6 million, reflecting the 73.5% improvement in origination volume. As originators were added in the retail footprint, as well as expanding into adjacent markets, originations grew from $68.8 million in 2019 to $119.4 million in 2020. The increased volume was greatly aided by the significant drop in interest rates, which spurred refinancing activity as well as new home purchases. The Company continues to portfolio quality, non-secondary market qualified and construction loans.

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

The Company maintains reserves for mortgage loans sold to agencies and investors in the event that, either through error or disagreement between the parties, the Company is required to indemnify the purchase. The reserves take into consideration risks associated with underwriting, key factors in the mortgage industry, past due loans and potential indemnification by the Company. Reserves are estimated based on consideration of factors in the mortgage industry, such as declining collateral values and rising levels of delinquency, default and foreclosure, coupled with increased incidents of quality reviews at all levels of the mortgage industry seeking justification for pushing back losses to loan originators and wholesalers. As of December 31, 2020 and 2019, the Company had reserves for mortgage loans sold of $600,000 and $700,000 respectively. For the years ended December 31, 2020 and 2019, the Company did not repurchase any mortgage loans sold.

INVESTMENT SECURITIES

Investment securities are segregated into three separate portfolios: available-for-sale, held-to-maturity and trading. Each portfolio type has its own method of accounting. The Company currently does not maintain a held-to-maturity portfolio or trading securities. Securities classified as available-for-sale are those that could be sold for liquidity, investment management, or similar reasons even though management has no present intentions to do so. Securities available-for-sale are carried at fair value using the specific identification method. Changes in the unrealized gains and losses on available-for-sale securities are recorded net of tax effect as a component of comprehensive income.

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

The following table shows the fair value of available-for-sale securities by type of obligation at:

	(Amounts in thousands)
	December 31,
	2020	2019	2018
U.S. Treasury and U.S. Government agencies and corporations	$—	$3,310	$9,002
Obligations of states and political subdivisions	88,081	69,626	51,658
U.S. Government-sponsored mortgage-backed and related securities	79,794	63,195	76,263
Total fair value of investment securities available-for-sale	$167,875	$136,131	$136,923

Impairment Analysis of Investment Securities

Item 8, Note 2 in the Notes to the Consolidated Financial Statements contains the accounting and disclosures for securities impairment.

Fair Value

A summary of securities held at December 31, 2020, classified according to the earlier of next re-pricing or the maturity date and the weighted average yield for each range of maturities, is set forth below. Fixed-rate mortgage-backed securities are classified by their estimated contractual cash flow, adjusted for current prepayment assumptions. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Fair Value	Weighted Average Yield (1)
Obligations of states and political subdivisions:
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	421	3.090
Maturing or repricing after ten years	87,660	3.336
Total obligations of states and political subdivisions	$88,081	3.335%
U.S. Government mortgage-backed and related securities:
Maturing or repricing within one year	$313	1.734%
Maturing or repricing after one year but within five years	4,455	1.899
Maturing or repricing after five years but within ten years	3,903	2.218
Maturing or repricing after ten years	71,123	1.514
Total U.S. Government mortgage-backed and related securities	$79,794	1.571%
Regulatory Stock
Maturing or repricing within one year	$—	—%
Maturing or repricing after one year but within five years	—	—
Maturing or repricing after five years but within ten years	—	—
Maturing or repricing after ten years	3,031	2.490
Total regulatory stock	$3,031	2.490%

(1)

The weighted-average yield has been computed by dividing the total interest income adjusted for amortization of premium or accretion of discount over the life of the security by the amortized cost of the securities outstanding. The weighted-average yield of tax-exempt obligations of states and political subdivisions has been calculated on a fully taxable equivalent basis. The amount of adjustment to interest, which is based on the statutory tax rate of 21%, was $495,000.

(2)	Regulatory stock is included in the amount maturing or repricing after ten years, and although pays dividends, is not contractually obligated.

As of December 31, 2020, there were no securities that, given the current and expected interest rate environments, have the possibility of being called within the one-year time horizon.

As of December 31, 2020, there were $26.6 million in callable obligations of states and political subdivisions that, given current and expected interest rate environments, have the possibility of being called within the time frame defined as after one year but within five years. These securities are categorized according to their contractual maturities, with none maturing after one year but within five years, none maturing after five years but within ten years and $26.6 million maturing after 10 years.

As of December 31, 2020, the carrying value of all investment securities totaled $167.9 million, an increase of $31.7 million, or 23.3%, from the prior year. The investment portfolio functions as the balancing factor among the variation in loan and deposit balances, along with changes in short term borrowings.  The investment portfolio represents 24.0% of each deposit dollar, up from 22.0% at the prior year end. The allocation between single maturity investment securities and mortgage-backed securities shifted slightly to a 53/47 split versus the 54/46 division of the previous year. The shift toward longer-term single maturity investments over the past two years aids the strategy of extending asset duration in a falling interest rate environment, as well as offsetting the shorter term lending efforts.

Holdings of Obligations of States and Political Subdivisions increased by $18.5 million, or 26.5%.  This increase was the result of purchases of $20.1 million as a part of the current investment strategy.

Holdings of U.S. Government-sponsored mortgage-backed securities increased by $21.4 million, or 44.3%. This increase was primarily the result of $32.1 million in purchases offset by principal paydowns of $13.9 million.

Holdings of U.S. Government agencies and corporations decreased $3.3 million and are presently at a zero balance.  This decrease was due to the agencies held in the portfolio being called in 2020, and the current undesirable features associated with this segment.

Holdings of other securities remained relatively unchanged during the year.

The current year mortgage-backed securities and related portfolio is comprised of investments in mortgage-backed securities of $69.6 million, collateralized mortgage obligations of $4.8 million and U.S. Government-guaranteed small business administration (SBA) pools of $5.4 million. The prior year mortgage-backed securities and related portfolio is comprised of investments in mortgage-backed securities of $48.2 million, collateralized mortgage obligations of $8.5 million and U.S. Government-guaranteed small business administration pools of $6.5 million. Both the current and prior year portfolios, other than the SBA pools, are comprised solely of fixed rate products and which provide a desirable diversification of cash flows.

At December 31, 2020, a net unrealized gain of $4.9 million, net of tax, was included in shareholders’ equity as a component of other comprehensive income, as compared to a net unrealized gain of $1.1 million, net of tax, as of December 31, 2019. Rising interest rates generally result in depreciation in the market value of debt securities, while lower interest rates generally translate into more favorable market prices for debt securities.

Additional information regarding investment securities can be found in Item 8, Notes 1 and 2 to the Consolidated Financial Statements.

DEPOSITS

The Company’s deposits are primarily derived from the individuals and businesses located in its market area. Total deposits at year-end exhibited an increase of 13.3% to $700.5 million at December 31, 2020, as compared to $618.4 million at December 31, 2019.

The Company’s deposit base consists of demand deposits, savings, money market and time deposit accounts. Noninterest-bearing deposits increased 48.9% during 2020, while interest-bearing deposits increased by 3.5%. Government assistance programs due to the pandemic was the primary cause of deposit account increases.

At December 31, 2020, noninterest-bearing deposits were $198.5 million, or 28.3% of total deposits, compared to $133.3 million or 21.6% of total deposits in 2019.

Core deposits, which are deposits exclusive of certificates of deposit greater than $250,000, brokered deposits, one-way CDAR’S and ICS deposits and deposits through listed services represented 95.9% of total deposits at year-end 2020 compared to 91.6% in 2019.

The Company’s portfolio of certificates of deposit is sourced primarily from customers in the Bank’s immediate market area and did not include any brokered deposits at December 31, 2020, compared to the prior year which included $25.4 million of brokered deposits.

Average noninterest-bearing checking accounts now comprise 27.1% of total deposits compared to 22.5% five years ago. The largest shift, however, is the flow of funds from CD’s and savings into money market accounts. The preference is to park funds into this demand account while awaiting interest rate and market movement. This is reflective of the unwillingness of customers to commit to longer terms in the low interest rate environment, and the expectation of rising rates on the horizon.

The following table depicts how the average deposit mix has shifted during this five-year time frame.

	(In percentages)
	December 31,
	2020	2016
Checking	27.1	22.5
NOW	10.3	8.4
Money market	25.8	19.3
Savings	18.3	22.8
CDs	18.5	27.0

Additional information regarding interest-bearing deposits can be found in Item 8, Note 5 to the Consolidated Financial Statements.

OTHER ASSETS AND OTHER LIABILITIES

Premises and equipment totaled $11.7 million at December 31, 2020, a decrease of $325,000 from $12.0 million at December 31, 2019. Bank-owned life insurance had a cash surrender value of $21.2 million at December 31, 2020 and $17.8 million at December 31, 2019. The increase is due mainly to an insurance purchase of $3.0 million. Comprising approximately 24% of Tier 1 capital plus the allowance for loan losses, management may consider additional insurance purchases not to exceed a 25% ratio. Other assets increased to $23.8 million at December 31, 2020 from $21.5 million at December 31, 2019. In 2019, the Company recognized an operating lease right-of-use (“ROU”) asset of $1.8 million as a result of implementing ASU 2016-02 “Leases” with offsetting operating lease liability of $1.8 million. As of December 31, 2020, operating lease ROU assets and liabilities were $1.9 million. Refer to footnote 20. Net deferred tax assets measured $510,000 at December 31, 2020 versus $931,000 at December 31, 2019. Swap fair value at 2020 is $4.0 million compared to $1.4 million in 2019. This is both an asset and a liability. In 2020, a $5.1 million investment in a partnership fund is included in other assets and $5.7 million at 2019, with an offsetting $2.3 million in 2020 and $3.1 million in 2019 in other liabilities, which is the commitment to fund these affordable housing investments. Also included in other assets is an investment of $8.3 million in 2020 and $7.7 million in 2019 into privately managed pools of small business administration loans. Both of these investments are intended to satisfy Community Reinvestment Act requirements.

Other liabilities measured $15.1 million at December 31, 2020 and $13.4 million at December 31, 2019. The increase is mainly due to the operating lease liability, the commitment to fund the affordable housing investments and the swap fair value described above.

ASSET-LIABILITY MANAGEMENT

The Company’s executive management and Board of Directors routinely review the Company’s balance sheet structure for stability, liquidity and capital adequacy. The Company has defined a set of key control parameters which provide various measures of the Company’s exposure to changes in interest rates. The Company’s asset-liability management goal is to produce a net interest margin that is relatively stable despite interest rate volatility, while maintaining an acceptable level of earnings. Net interest income is the difference between total interest earned on a fully taxable equivalent basis and total interest expensed. The net interest margin ratio expresses this difference as a percentage of average earning assets. In the past five years, the net interest margin has averaged 3.62% ranging between 3.32% and 3.79% as depicted in the following table.

	(In percentages)
	December 31,
	2020	2019	2018	2017	2016
Net interest margin	3.32	3.79	3.76	3.59	3.63

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

During 2020, the effective maturities of earning assets remained fairly stable with less than a 6 month decrease in average life, as rates in the credit markets decreased across the curve. Federal Reserve policy makers decreased the rates three times in 2019, then reduced them to zero shortly after the pandemic hit in early 2020. With the resulting Fed Fund target now at 0.25%, the Federal Reserve vows to be data dependent henceforth in setting monetary policy. During the year, management used any excess funds to reduce wholesale borrowings and increased the securities portfolio.

The computerized simulation techniques utilized by management provide a sophisticated measure of the degree to which the Company’s interest sensitive assets and liabilities may be impacted by changes in the general level of interest rates. These analyses show the Company’s net interest income remaining in an acceptable range within the economic and interest rate scenarios anticipated by management. As previously noted, the Company’s net interest margin has remained in the range of 3.32% to 3.79% over the past five years, a period characterized by significant shifts in the mix of earning assets and the direction and level of interest rates. The targeted Federal funds rate during that period ranged from a low of 0.25% to 2.50%, as Federal Reserve monetary policy turned from guarding against deflation to warding off inflationary threats to attempting to recover from a recession and softening the effects of the housing correction, and now to maximum accommodation in the thralls of a pandemic.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $22.2 million during 2020, representing 13.0% of the total combined portfolio, compared to $12.2 million, or 8.8%, of the portfolio a year ago. Loan amortization provides in excess of $50 million annually.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the Certificate of Deposit Account Registry Service (CDARS®) program and the Insured Cash Sweep (ICS) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50.0 million through reciprocal certificate of deposit accounts and likewise through ICS, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also enter into one-way buy or sell transactions which are not reciprocated. At December 31, 2020, the Bank had $5.2 million in deposits in the CDARS® program, of which none was executed as one-way buy transactions and $15.6 million of deposits in the reciprocal ICS money market program. For regulatory purposes, reciprocal CDARS® and ICS are not considered brokered deposits.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At December 31, 2020, the Bank had an additional $21.1 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $4.1 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $38.8 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 25% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At December 31, 2020, there was $7.2 million in outstanding balances in wholesale deposits including internet-based deposits with access to an additional $167.9 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with no funds drawn upon as of December 31, 2020. Unpledged securities of $93.6 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from the Bank. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends in 2021 is $12.8 million plus 2021 profits retained up to the date of the dividend declaration. Future dividend payments by the Bank to the Company are based upon future earnings. The Company had cash of $100,000 at December 31, 2020 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Company to pay quarterly interest payments on the debentures, to pay dividends to common shareholders, to fund operating expenses, and occasionally repurchase shares.

Cash and cash equivalents increased from $27.8 million in 2019 to $36.1 million in 2020. The following table details the cash flows from operating activities for the years ended 2020, 2019 and 2018.

	(Amounts in thousands)
	December 31,
	2020	2019	2018
Net income	$8,263	$7,282	$8,835
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	2,753	2,243	2,316
Provision for loan losses	1,575	715	725
Investment securities available-for-sale (gains) losses, net	(140)	44	21
Originations of mortgage banking loans held for sale	(119,364)	(68,789)	(45,813)
Proceeds from the sale of mortgage banking loans	121,274	66,493	48,527
Mortgage banking gains, net	(3,896)	(1,554)	(974)
Earnings on bank-owned life insurance	(398)	(392)	(1,869)
Changes in:
Deferred taxes	(590)	209	1,008
Equity compensation	446	774	214
Federal income tax receivable	187	601	(625)
Other assets and liabilities	54	367	769
Net cash flow from operating activities	$10,164	$7,993	$13,134

Key variations stem from: 1) The increase in the provision for loan losses in 2020 is due to uncertainty in the economy as a result of the COVID-19 pandemic. 2) Mortgage banking activity in 2020 increased substantially due to historic low interest rates. 3) Earnings on bank-owned life insurance decreased by $1.5 million in 2019 due to gain on proceeds from a policy of $1.5 million in 2018. 4) In 2020, the change in deferred taxes is primarily due to the larger provision for loan losses while the change in 2018 is due to the Tax Act, which accounted for $904,000 of the decrease. 5) Equity compensation decreased $328,000 in 2020 due to lower rewards compared to 2019. 6) In 2018, there was $904,000 in Alternative Minimum Tax credits that were reclassified to federal income tax receivable. Refer to the Consolidated Statements of Cash Flows in item 8 for a summary of the sources and uses of cash for 2020, 2019 and 2018.

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

		(Amounts in thousands)
		December 31, 2020
		Payments Due in:
	See Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Non-interest bearing deposits		$198,499	$—	$—	$—	$198,499
Interest bearing deposits (a)	5	404,946	—	—	—	404,946
Average rate (b)		0.17%	—%	—%	—%	0.17%
Time deposits (a)	5	79,097	12,937	1,878	3,152	97,064
Average rate (b)		1.34%	1.89%	1.59%	1.83%	1.44%
Federal funds purchased and security repurchase agreements (a)	6	1,488	—	—	—	1,488
Average rate (b)		0.32%	—%	—%	—%	0.32%
FHLB advances (a)	6	6,000	2,000	—	10,000	18,000
Average rate (b)		0.77%	0.84%	—%	0.96%	0.88%
Subordinated debt	7	—	—	—	5,155	5,155
Average rate (b)					1.67%	1.67%
Operating leases	20	108	235	241	1,331	1,915

(a)	Excludes present and future accrued interest.
(b)	Variable-rate obligations reflect interest rates in effect at December 31, 2020.

The Company’s operating lease obligations represent short- and long-term lease and rental payments for the Bank’s branch facilities.

The Company also has obligations under its supplemental retirement plans as described in Item 8, Note 9 to the Consolidated Financial Statements. The postretirement benefit payments represent actuarially-determined future benefit payments to eligible plan participants. The Company does not have any commitments or obligations to the defined contribution retirement plan (401(k) plan) at December 31, 2020 due to the funded status of the plan. Additional information regarding benefit plans can be found in Item 8, Note 9 to the Consolidated Financial Statements.

Off-balance sheet arrangements/commitments: The following table details the amounts and expected maturities of significant off-balance sheet commitments. Additional information regarding commitments can be found in Item 8, Note 8 to the Consolidated Financial Statements.

	(Amounts in thousands)
	December 31, 2020
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial (including commercial real estate)	$7,660	$1,195	$—	$34,061	$42,916
Revolving home equity	11,856	—	—	20,938	32,794
Overdraft protection	8,010	—	—	—	8,010
Other	995	—	—	445	1,440
Residential real estate	17,814	97	—	8,845	26,756
Standby letters of credit	3,795	75	—	—	3,870

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

The Company met all capital adequacy requirements to which it was subject as of December 31, 2020 and December 31, 2019.

In early September 2013, the regulatory bodies substantially revised the capital requirements for all banks, varying with the size of the institution. The new requirements became effective January 1, 2015 and were phased in over a four year period that ended January 1, 2019. The Company did not experience a material change to its excess capital position as a result of these new requirements.

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

The following table shows the Company’s current estimate of interest rate sensitivity based on the composition of its balance sheet at December 31, 2020. For purposes of this analysis, short-term interest rates as measured by the federal funds rate and the prime lending rate are assumed to increase (decrease) gradually over the next twelve months reaching a level 300 basis points higher (and 100 basis points lower) than the rates in effect at December 31, 2020. Because rates on the short end of the curve are below 3%, it is not practical to review results to the degree of 300 basis points lower. Under both the rising rate scenario and the falling rate scenario, the yield curve is assumed to exhibit a parallel shift.

During 2020, the Federal Reserve lowered the federal funds rate two times. At December 31, 2020, the difference between the yield on the ten-year Treasury and the three-month Treasury increased to a positive 84 from the positive 37 basis points that existed at December 31, 2019, indicating that the yield curve had steepened. At December 31, 2020, rates peaked at the 30-year point on the Treasury yield curve. The yield curve has modestly steepened from a year ago.

The base case against which interest rate sensitivity is measured assumes no change in short-term rates. The base case also assumes no growth in assets and liabilities and no change in asset or liability mix. Under these simulated conditions, the base case projects net interest income of $24.4 million for the year ending December 31, 2021.

	(Amounts in thousands)
	December 31, 2021
	Net Interest Income	$ Change	% Change
Change in interest rates:
Graduated increase of +300 basis points	$26,596	$2,183	8.9%
Short-term rates unchanged (base case)	24,413
Graduated decrease of -100 basis points	23,774	(639)	(2.6)%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Act, which permits smaller reporting companies, such as the Company, to provide only management's report in the annual report.

/s/ James M. Gasior	/s/ David J. Lucido
James M. Gasior	David J. Lucido
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Cortland, Ohio	Cortland, Ohio
March 17, 2021	March 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cortland Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cortland Bancorp and subsidiaries (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $556.8 million as of December 31, 2020, and the associated ALL was $6.0 million. As discussed in Notes 1 and 3 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, trends in volume and terms of loans, trends in charge offs, classification, and nonaccruals, changes in experience, depth and ability of management, collateral values, concentrations of credit risk for the commercial loan portfolios, and effects of COVID-19 pandemic.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2008.

/s/ S.R. Snodgrass, P.C.
S.R. Snodgrass, P.C.
Cranberry Township, Pennsylvania
March 17, 2021

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$9,728	$8,448
Interest-earning deposits	26,380	19,367
Total cash and cash equivalents	36,108	27,815
Investment securities available-for-sale (Note 2)	167,875	136,131
Regulatory stock (Note 2)	3,031	2,835
Loans held for sale	6,876	4,890
Total loans (Note 3)	556,760	518,716
Less allowance for loan losses (Note 3)	(6,019)	(4,465)
Net loans	550,741	514,251
Premises and equipment (Note 4)	11,693	12,018
Bank-owned life insurance	21,166	17,768
Other assets	23,815	21,454
Total assets	$821,305	$737,162
LIABILITIES
Noninterest-bearing deposits	$198,499	$133,340
Interest-bearing deposits (Note 5)	502,011	485,041
Total deposits	700,510	618,381
Securities sold under agreements to repurchase (Note 6)	1,488	1,922
Federal Home Loan Bank advances - short-term (Note 6)	2,000	—
Federal Home Loan Bank advances - long term (Note 6)	16,000	24,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	15,147	13,366
Total liabilities	740,300	662,824
SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2020 and 2019; outstanding shares, 4,223,153 in 2020 and 4,323,822 in 2019	23,641	23,641
Additional paid-in capital	21,238	21,266
Retained earnings	41,863	36,187
Accumulated other comprehensive income	4,867	1,168
Treasury stock, at cost, 505,114 shares in 2020 and 404,445 shares in 2019	(10,604)	(7,924)
Total shareholders’ equity	81,005	74,338
Total liabilities and shareholders’ equity	$821,305	$737,162

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018
INTEREST INCOME
Interest and fees on loans	$23,620	$25,783	$23,823
Interest and dividends on investment securities:
Taxable interest	1,199	1,769	2,118
Nontaxable interest	2,105	1,655	1,494
Dividends	74	137	152
Other interest income	94	299	162
Total interest and dividend income	27,092	29,643	27,749
INTEREST EXPENSE
Deposits	3,378	4,843	3,527
Short-term borrowings	6	5	6
Federal Home Loan Bank advances - short term	12	129	374
Federal Home Loan Bank advances - long term	299	374	287
Subordinated debt	114	203	189
Total interest expense	3,809	5,554	4,383
Net interest income	23,283	24,089	23,366
PROVISION FOR LOAN LOSSES (Note 3)	1,575	715	725
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,708	23,374	22,641
NON-INTEREST INCOME
Fees for customer services	2,103	2,312	2,273
Investment securities available-for-sale gains (losses), net (Note 2)	140	(44)	(21)
Mortgage banking gains, net	3,896	1,554	974
Earnings on bank-owned life insurance	398	392	1,869
Other non-interest income	963	808	597
Total non-interest income	7,500	5,022	5,692
NON-INTEREST EXPENSES
Salaries and employee benefits	10,805	11,198	10,260
Occupancy and equipment	2,495	2,400	2,232
State and local taxes	593	518	493
FDIC insurance	176	63	176
Professional fees	1,155	1,093	879
Advertising and marketing	214	388	322
Data processing fees	268	277	250
Other operating expenses	3,768	3,818	3,471
Total non-interest expenses	19,474	19,755	18,083
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	9,734	8,641	10,250
Federal income tax expense (Note 10)	1,471	1,359	1,415
NET INCOME	$8,263	$7,282	$8,835
EARNINGS PER SHARE BASIC AND DILUTED (Note 1)	$1.97	$1.68	$2.03
CASH DIVIDENDS DECLARED PER SHARE	$0.61	$0.50	$0.49

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income	$8,263	$7,282	$8,835
Other comprehensive income (loss)
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	4,953	6,023	(2,426)
Tax effect	(1,040)	(1,265)	510
Reclassification adjustment for net losses (gains) realized in net income	(140)	44	21
Tax effect	29	(9)	(4)
Total securities available-for-sale	3,802	4,793	(1,899)
Change in post-retirement obligations	(103)	31	68
Total other comprehensive income (loss)	3,699	4,824	(1,831)
Total comprehensive income	$11,962	$12,106	$7,004

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2019	2018
COMMON STOCK
Balance	$23,641	$23,641	$23,641

ADDITIONAL PAID IN CAPITAL
Beginning balance	21,266	20,984	20,928
Treasury shares reissued (2,770 shares)	—	11	—
Equity compensation	(28)	271	56
Ending Balance	21,238	21,266	20,984

RETAINED EARNINGS
Beginning balance	36,187	31,089	24,403
Net income	8,263	7,282	8,835
Cash dividend declared, $0.61, $0.50 and $0.49 per share for the years ended December 31, 2020, 2019 and 2018, respectively	(2,587)	(2,184)	(2,149)
Ending balance	41,863	36,187	31,089

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	1,168	(3,656)	(1,825)
Other comprehensive income (loss)	3,699	4,824	(1,831)
Ending balance	4,867	1,168	(3,656)

TREASURY STOCK
Beginning balance	(7,924)	(7,140)	(5,517)
Treasury shares reissued (2,770 shares)	—	49	—
Treasury shares purchased (150,920 shares in 2020, 59,352 in 2019 and 82,637 in 2018)	(3,154)	(1,336)	(1,781)
Equity compensation	474	503	158
Ending balance	(10,604)	(7,924)	(7,140)
TOTAL SHAREHOLDERS' EQUITY	$81,005	$74,338	$64,918

See accompanying notes to consolidated financial statements

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Net cash flow from operating activities
Net income	$8,263	$7,282	$8,835
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	2,753	2,243	2,315
Provision for loan losses	1,575	715	725
Investment securities available-for-sale (gains) losses, net	(140)	44	21
Originations of mortgage banking loans held for sale	(119,364)	(68,789)	(45,813)
Proceeds from the sale of mortgage banking loans	121,274	66,493	48,527
Mortgage banking gains, net	(3,896)	(1,554)	(974)
Earnings on bank-owned life insurance	(398)	(392)	(1,869)
Changes in:
Interest receivable	(100)	(81)	(62)
Interest payable	(227)	139	46
Deferred taxes	(590)	209	1,008
Equity compensation	446	774	214
Federal income tax receivable	187	601	(625)
Other assets and liabilities	381	309	786
Net cash flow from operating activities	10,164	7,993	13,134
Cash deficit from investing activities
Purchases of available-for-sale securities	(56,203)	(20,365)	(14,643)
Proceeds from sale of available-for-sale securities	5,407	13,622	21,418
Proceeds from call, maturity and principal payments on available-for-sale securities	22,192	12,184	12,173
Purchases of regulatory stock	(196)	(254)	—
Net increase in loans made to customers	(38,065)	(4,772)	(28,007)
Proceeds from bank-owned life insurance	—	403	3,808
Purchases of bank-owned life insurance	(3,000)	(2,068)	—
Contributions to partnership funds	(1,308)	(2,153)	(1,547)
Purchases of premises and equipment	(652)	(2,685)	(1,935)
Net cash deficit from investing activities	(71,825)	(6,088)	(8,733)
Cash flow (deficit) from financing activities
Net increase in deposit accounts	82,129	13,962	18,568
Net change in other short-term borrowings	(434)	(284)	(472)
Net change in Federal Home Loan Bank advances - short term	2,000	(12,000)	(20,000)
Proceeds from Federal Home Loan Bank advances - long term	6,000	14,000	8,000
Repayments of Federal Home Loan Bank advances - long term	(14,000)	(6,000)	(6,000)
Dividends paid	(2,587)	(2,184)	(2,149)
Treasury shares reissued	—	60	—
Treasury shares purchased	(3,154)	(1,336)	(1,781)
Net cash flow from (deficit) financing activities	69,954	6,218	(3,834)
Net change in cash and cash equivalents	8,293	8,123	567
Cash and cash equivalents
Beginning of period	27,815	19,692	19,125
End of period	$36,108	$27,815	$19,692
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,150	$—	$600
Interest	$4,036	$5,415	$4,337
Increase in ROU asset	$205	$2,061	$—
Increase in lease liability	$205	$2,061	$—

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought and sold based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020.

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

Allowance for Loan Losses (ALLL) and Allowance for Losses on Lending Related Commitments: Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans, along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans are evaluated for impairment in accordance with the Bank’s loan review policy. These loans are analyzed to determine if they are impaired. All loans that are delinquent 90 days and are placed on non-accrual status are evaluated on an individual basis. Allowances for loan losses on impaired loans are determined using the estimated future cash flows of the loan, discounted to their present value using the loan’s effective interest rate, or in most cases, the estimated fair value of the underlying collateral. If the analysis indicates a collection shortfall, a specific reserve is allocated to loans on an individual basis which are reviewed for impairment. The remaining loans are evaluated and classified into groups of loans with similar risk characteristics.

Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated. Estimates of credit losses should reflect consideration of all significant factors that affect collectability of the portfolio. While historical loss experience provides a reasonable starting point, historical losses, or even recent trends in losses are not, by themselves, a sufficient basis to determine the appropriate level for the ALLL. Management will also consider any factors that are likely to cause estimated credit losses associated with the Bank’s current portfolio to differ from historical loss experience. Factors include, but are not limited to, changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practices; changes in economic trends; changes in the nature and volume of the portfolio; changes in the experience and ability of lending management and the depth of staff; changes in the trend, volume and severity of past-due and classified loans, and trends in the volume of non-accrual loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; levels and trends in classification; declining trends in borrower performance; structure and lack of performance measures and migration between risk classifications.

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

The following table sets forth the computation of basic earnings per common share:

	Years ended December 31,
	2020	2019	2018
Net income (amounts in thousands)	$8,263	$7,282	$8,835
Weighted average common shares outstanding	4,185,687	4,340,775	4,357,760
Net effect of dilutive common share equivalents	10,986	8,698	6,474
Adjusted average shares outstanding - dilutive	4,196,673	4,349,473	4,364,234
Basic earnings per share	$1.97	$1.68	$2.03
Dilutive earnings per share	$1.97	$1.68	$2.03

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

Fees, exchange, and other service charges – This is primarily comprised of debit card income, ATM fees, merchant services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit card transactions, in addition to account management fees. Other service charges include cashier’s checks, check charges and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

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

Other non-interest income – Primarily consists of revenue streams that are largely transactional based and in which the revenue is recognized upon completion of the transaction.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows.

	(Amounts in thousands)
	Years Ended December 31,
	2020	2019
Service charges on deposit accounts:
Overdraft fees	$730	$1,057
Service charges	428	411
Other fees	13	16
Fees, exchange, and other service charges	932	828
Other non-interest income	963	808
Non-interest income (in-scope of Topic 606)	3,066	3,120
Non-interest income (out-of-scope of Topic 606)	4,434	1,902
Total non-interest income	$7,500	$5,022

Reclassifications: Certain items in the financial statements for 2019 and 2018 have been reclassified to conform to the 2020 presentation. Such reclassifications did not affect net income or shareholders’ equity.

Authoritative Accounting Guidance:

In June 2016, the FASB issued ASU (Accounting Standard Update) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted the credit losses standard, the ASU is effective when they implement the credit losses standard. For entities that already have adopted the credit losses standard, the ASU is effective for fiscal years beginning after December 15,2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. For entities that have not yet adopted ASU 2016-13 as of November 26, 2019, the effective dates for ASU 2019-11 are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or was a separate transaction. The Update also changes current guidance for making an intraperiod allocation if there is a loss in continuing operations and gains outside of continuing operations, determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting, for the purposes of applying the measurement alternative, in accordance with Topic 321, immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141 (a), an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a onetime election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which codifies, as appropriate, the amended financial statement disclosure requirements in Regulation S-X Rules 13-01 and 13-02. The amendments are effective January 4, 2021. This Update did not have a significant impact on the Company’s financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic  848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - INVESTMENT SECURITIES

The following is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$83,007	$5,074	$—	$88,081
U.S. Government-sponsored mortgage-backed securities	68,677	1,015	96	69,596
U.S. Government-sponsored collateralized mortgage obligations	4,680	91	3	4,768
U.S. Government-guaranteed small business administration pools	5,298	132	—	5,430
Total investment securities available-for-sale	$161,662	$6,312	$99	$167,875
Federal Home Loan Bank (FHLB) stock	$2,805	$—	$—	$2,805
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$3,031	$—	$—	$3,031

	(Amounts in thousands)
December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$3,348	$1	$39	$3,310
Obligations of states and political subdivisions	67,794	1,853	21	69,626
U.S. Government-sponsored mortgage-backed securities	48,566	75	404	48,237
U.S. Government-sponsored collateralized mortgage obligations	8,447	78	44	8,481
U.S. Government-guaranteed small business administration pools	6,576	—	99	6,477
Total investment securities available-for-sale	$134,731	$2,007	$607	$136,131
Federal Home Loan Bank (FHLB) stock	$2,609	$—	$—	$2,609
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$2,835	$—	$—	$2,835

The amortized cost and fair value of debt securities at December 31, 2020, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	5,541	5,674
Due after five years through ten years	1,287	1,350
Due after ten years	81,477	86,487
Total	88,305	93,511
U.S. Government-sponsored mortgage-backed and related securities	73,357	74,364
Total investment securities available for sale	$161,662	$167,875

The following table sets forth the proceeds, gains and losses realized on securities sold or called for each of the years ended December 31:

	(Amounts in thousands)
	2020	2019	2018
Proceeds on securities sold	$5,407	$13,622	$21,418
Gross realized gains	149	82	123
Gross realized losses	9	126	144

Investment securities with a carrying value of approximately $74.3 million at December 31, 2020 and $59.0 million at December 31, 2019 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2020:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
U.S. Government-sponsored mortgage-backed securities	21,028	96	—	—	21,028	96
U.S. Government-sponsored collateralized mortgage obligations	794	3	—	—	794	3
U.S. Government-guaranteed small business administration pools	—	—	—	—	—	—
Total	$21,822	$99	$—	$—	$21,822	$99

The above table represents 7 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses at December 31, 2019:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$2,961	$39	$—	$—	$2,961	$39
Obligations of states and political subdivisions	263	1	1,332	20	1,595	21
U.S. Government-sponsored mortgage-backed securities	—	—	34,124	404	34,124	404
U.S. Government-sponsored collateralized mortgage obligations	931	7	3,944	37	4,875	44
U.S. Government-guaranteed small business administration pools	5,600	78	877	21	6,477	99
Total	$9,755	$125	$40,277	$482	$50,032	$607

The above table represents 32 investment securities where the current value is less than the related amortized cost.

The unrealized losses at December 31, 2020 on the Company’s investments were caused by changes in market rates and related spreads. The significant decrease in unrealized losses occurred throughout 2020 commensurate with the reduction of interest rates, both domestically and globally. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020.

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

The following provides a cumulative rollforward of credit losses recognized in earnings for trust preferred securities previously held.

	(Amounts in thousands)
	December 31,
	2020	2019	2018
Beginning impairment balance	$—	$—	$140
Reduction for debt securities for which other-than-temporary impairment has been previously recognized and there is no related other comprehensive income	—	—	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Sale of debt securities	—	—	(140)
Ending impairment balance	$—	$—	$—

At December 31, 2020, there were no investment securities considered to be in non-accrual status due to the delay in the collection of interest payments. The above sale was comprised of two trust preferred securities which were disposed of in the second quarter of 2018.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	December 31,
	2020		2019
	Balance	%	Balance	%
Commercial	$132,419	23.8	$99,864	19.3
Commercial real estate	317,537	57.0	302,084	58.2
Residential real estate	79,169	14.2	87,172	16.8
Consumer - home equity	24,062	4.3	25,856	5.0
Consumer - other	3,573	0.7	3,740	0.7
Total loans	$556,760	100.0	$518,716	100.0

During 2020 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration ("SBA"). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. During 2020, the Company originated $56.3 million in PPP loans and as of December 31, 2020, the Company had outstanding principal balances of $45.3 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.2 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and are amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. Fees of $990,000 were recognized in 2020.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented loans in the portfolio by product type. Loans are segmented into the following pools: commercial loans, commercial real estate loans, residential real estate loans and consumer loans. The pools of commercial real estate loans and commercial loans are also broken down further by industry sectors when analyzing the related pools. Using the largest concentrations as the qualifier, these industry sectors include non-residential buildings; skilled nursing and nursing care; residential real estate lessors, agents and managers; hotel and motels, and trucking. The Company also sub-segments the consumer loan portfolio into the following two classes: home equity loans and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over multiple periods for all portfolio segments. Management evaluates these results and utilizes the most reflective period in the calculation. Certain qualitative factors are then added to the historical allocation percentage to determine the adjusted factor.

These factors include, but are not limited to, the following:

Factor Considered:	Risk Trend:
Levels of and trends in (a) charge-offs, (b) classifications and (c) non-accruals	(a) Stable, (b) Increasing, (c) Stable
Trends in volume and terms	Stable
Changes in lending policies and procedures	Stable
Experience, depth and ability of management, including loan review function	Stable
Economic trends, including valuation of underlying collateral	Increasing
Concentrations of credit	Increasing
Effect of COVID-19 pandemic	Increasing

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

	(Amounts in thousands)
December 31, 2020	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,756	$2,130	$334	$104	$141	$4,465
Loan charge-offs	(2)	—	—	—	(191)	(193)
Recoveries	8	19	25	1	119	172
Net loan recoveries (charge-offs)	6	19	25	1	(72)	(21)
Provision charged to operations	135	1,377	16	(4)	51	1,575
Balance at end of period	$1,897	$3,526	$375	$101	$120	$6,019

	(Amounts in thousands)
December 31, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,232	$2,414	$314	$115	$123	$4,198
Loan charge-offs	(231)	(40)	(78)	—	(205)	(554)
Recoveries	28	—	—	2	76	106
Net loan recoveries (charge-offs)	(203)	(40)	(78)	2	(129)	(448)
Provision charged to operations	727	(244)	98	(13)	147	715
Balance at end of period	$1,756	$2,130	$334	$104	$141	$4,465

	(Amounts in thousands)
December 31, 2018	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Balance at beginning of period	$1,591	$2,702	$117	$70	$98	$4,578
Loan charge-offs	(1,163)	—	—	—	(175)	(1,338)
Recoveries	—	166	3	5	59	233
Net loan recoveries (charge-offs)	(1,163)	166	3	5	(116)	(1,105)
Provision charged to operations	804	(454)	194	40	141	725
Balance at end of period	$1,232	$2,414	$314	$115	$123	$4,198

In 2020, the increase in the allowance is a result of stress on our loan portfolio from the increase in unemployment and other negative effects of the coronavirus pandemic. Based on current economic indicators, the Company increased the economic qualitative factors within the allowance for loan losses evaluation. Relative to the number of requests for modifications and deferrals from commercial borrowers, additional COVID-19 factors were applied to these loans after segmenting into industry classifications.  Such requests from consumers were insignificant. The amount of net charge-offs also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged-off, which primarily impacted consumer loans. The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date.

In 2019, the allowance for commercial loans includes an amount for a single loan impairment, otherwise the provision decreased modestly from the prior year. The decrease in the provision for commercial real estate loans is due mainly to a decrease in the concentration of credit factor. The segmentation of the commercial real estate loan portfolio into its five largest concentrations resulted in lower allocations to those segments. The residential real estate, consumer-home equity and other household provisions remained fairly constant.

In 2018, the commercial charge-off is related to loans that were restructured with no principal forgiveness with a new borrowing relationship, but with a substantial concession in interest rate.  The below market rate triggered recognition of a charge-off equivalent to the difference in present value of loan payments discounted at the market rate of interest.  The charged off amount of $1.1 million is recorded as a loan discount.  As loan payments are made, interest will be recognized at the market rate versus the negotiated rate via the amortization of the discount over the various lives of the loans. There was $625,000 in specific reserve previously allocated to these loans at December 31, 2018.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans for the periods ended December 31, 2020 and 2019:

	(Amounts in thousands)
December 31, 2020	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,318	3,526	375	101	120	5,440
Total ending allowance balance	$1,897	$3,526	$375	$101	$120	$6,019
Loan Portfolio:
Individually evaluated for impairment	$4,584	$2,428	$—	$—	$—	$7,012
Collectively evaluated for impairment	127,835	315,109	79,169	24,062	3,573	549,748
Total ending loan balance	$132,419	$317,537	$79,169	$24,062	$3,573	$556,760

	(Amounts in thousands)
December 31, 2019	Commercial	Commercial real estate	Residential real estate	Consumer - home equity	Consumer - other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,177	2,130	334	104	141	3,886
Total ending allowance balance	$1,756	$2,130	$334	$104	$141	$4,465
Loan Portfolio:
Individually evaluated for impairment	$4,909	$2,940	$—	$—	$—	$7,849
Collectively evaluated for impairment	94,955	299,144	87,172	25,856	3,740	510,867
Total ending loan balance	$99,864	$302,084	$87,172	$25,856	$3,740	$518,716

The following tables represent credit exposures by internally assigned grades for years ended December 31, 2020 and 2019, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following is a summary of credit quality indicators by internally assigned grade as of December 31, 2020 and 2019.

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2020
Pass	$119,689	$285,086
Special Mention	2,506	15,453
Substandard	10,224	16,998
Ending Balance	$132,419	$317,537

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2019
Pass	$83,114	$275,763
Special Mention	6,273	21,995
Substandard	10,477	4,326
Ending Balance	$99,864	$302,084

The increase in substandard commercial real estate balances in 2020 are primarily loans in the hotel industry negatively affected by the pandemic.

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

The following is a summary of consumer credit exposure as of December 31, 2020 and 2019.

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2020
Performing	$78,684	$23,932	$3,573
Nonperforming	485	130	—
Total	$79,169	$24,062	$3,573

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer- other
December 31, 2019
Performing	$86,703	$25,709	$3,740
Nonperforming	469	147	—
Total	$87,172	$25,856	$3,740

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is recorded against interest income. Loans in foreclosure are considered nonperforming. At December 31, 2020, there were $604,000 of loans in the process of foreclosure.

The following is a summary of classes of loans on non-accrual status as of:

	(Amounts in thousands)
	December 31,
	2020	2019
Commercial	$889	$1,152
Commercial real estate	404	566
Residential real estate	485	469
Consumer:
Consumer - home equity	130	147
Consumer - other	—	—
Total	$1,908	$2,334

Gross income that should have been recorded in income on nonaccrual loans was $100,000, $210,000 and $191,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Actual interest included in income on these nonaccrual loans amounts to $21,000, $46,000 and $42,000 in 2020, 2019 and 2018, respectively.

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

There were no loans modified as TDRs during the years ended December 31, 2020 and 2019. The following presents, by class, information related to loans modified in a TDR during the period ended December 31, 2018.

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

As of December 31, 2020, we had 9 commercial loans aggregating $18 million, deferring principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act. Since April 2020, 118 prior modifications aggregating $105 million have returned to full payment status. For further discussion, see Significant Developments Impact of COVID-19 section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following is an aging analysis of the recorded investment of past due loans as of the periods ended December 31, 2020 and 2019:

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2020
Commercial	$—	$—	$889	$889	$131,530	$132,419	$—
Commercial real estate	—	—	115	115	317,422	317,537	—
Residential real estate	—	33	398	431	78,738	79,169	—
Consumer:
Consumer - home equity	29	—	55	84	23,978	24,062	—
Consumer - other	9	—	—	9	3,564	3,573	—
Total	$38	$33	$1,457	$1,528	$555,232	$556,760	$—

	(Amounts in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2019
Commercial	$1	$—	$1,152	$1,153	$98,711	$99,864	$—
Commercial real estate	—	—	253	253	301,831	302,084	—
Residential real estate	5	214	454	673	86,499	87,172	—
Consumer:
Consumer - home equity	24	25	123	172	25,684	25,856	—
Consumer - other	14	—	—	14	3,726	3,740	—
Total	$44	$239	$1,982	$2,265	$516,451	$518,716	$—

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

The following table presents the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, at December 31, 2020 and 2019. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the years ended December 31, 2020, 2019 and 2018.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2020
With no related allowance recorded:
Commercial	$3,774	$4,700	$—
Commercial real estate	2,428	2,428	—
With an allowance recorded:
Commercial	810	810	579
Commercial real estate	—	—	—
Total:
Commercial	$4,584	$5,510	$579
Commercial real estate	$2,428	$2,428	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Commercial	$3,925	$4,946	$—
Commercial real estate	2,940	2,940	—
With an allowance recorded:
Commercial	984	984	579
Commercial real estate	—	—	—
Total:
Commercial	$4,909	$5,930	$579
Commercial real estate	$2,940	$2,940	$—

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2020
With no related allowance recorded:
Commercial	$3,838	$154
Commercial real estate	2,651	155
With an allowance recorded:
Commercial	840	—
Commercial real estate	—	—
Total:
Commercial	$4,678	$154
Commercial real estate	$2,651	$155

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2019
With no related allowance recorded:
Commercial	$4,298	$300
Commercial real estate	3,108	195
With an allowance recorded:
Commercial	823	—
Commercial real estate	—	—
Total:
Commercial	$5,121	$300
Commercial real estate	$3,108	$195

	(Amounts in thousands)
	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial	$4,231	$25
Commercial real estate	4,405	293
With an allowance recorded:
Commercial	911	46
Commercial real estate	—	—
Total:
Commercial	$5,142	$71
Commercial real estate	$4,405	$293

NOTE 4 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	(Amounts in thousands)
	December 31,
	2020	2019
Land	$2,984	$2,984
Premises	12,693	12,493
Equipment	10,805	11,083
Leasehold improvements	610	695
Total premises and equipment	27,092	27,255
Less accumulated depreciation	15,399	15,237
Net book value	$11,693	$12,018

Depreciation expense was $940,000 in 2020, $869,000 in 2019 and $771,000 in 2018.

NOTE 5 - DEPOSITS

The following is a summary of interest-bearing deposits:

	(Amounts in thousands)
	December 31,
	2020	2019
Demand	$85,874	$55,421
Money market	188,740	176,733
Savings	130,333	110,864
Time:
In denominations $250,000 or under	75,616	119,211
In denominations of over $250,000	21,448	22,812
Total	$502,011	$485,041

Stated maturities of time deposits were as follows:

(Amounts in thousands)
2020
2021	$79,097
2022	7,374
2023	5,563
2024	1,012
2025	866
2026 and beyond	3,152
Total	$97,064

The following is a summary of time deposits of $100,000 or more by remaining maturities:

	(Amounts in thousands)
	December 31, 2020
	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$16,814	$2,448	$19,262
Three to six months	17,849	984	18,833
Six to twelve months	5,721	1,948	7,669
One through five years	5,046	225	5,271
Over five years	1,664	—	1,664
Total	$47,094	$5,605	$52,699

NOTE 6 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER SHORT-TERM BORROWINGS

The following is a summary of FHLB advances and other short-term borrowings:

		(Amounts in thousands)
		December 31,
	Weighted Average Interest Rate	2020	2019
FHLB advances - long-term:
Fixed rate payable and convertible fixed rate FHLB advances, with monthly interest payments:
Due in 2020	—%	$—	$6,000
Due in 2021	0.76%	4,000	8,000
Due in 2022	0.84%	2,000	—
Due in 2026	0.96%	5,000	5,000
Due in 2029	0.96%	5,000	5,000
Total FHLB advances - long-term	0.89%	16,000	24,000
FHLB advances - short-term:
Short-term	0.81%	2,000	—
Total FHLB advances	0.88%	18,000	24,000
Other short-term borrowings:
Securities sold under repurchase agreements	0.32%	1,488	1,922
Total FHLB advances and other short-term borrowings	0.84%	$19,488	$25,922

The following is a summary of FHLB advances – short term:

	(Amounts in thousands)
	2020	2019	2018
Average balance during the year	$3,992	$4,786	$18,899
Average interest rate during the year	0.30%	2.70%	1.98%
Maximum month-end balance during the year	$7,000	$16,000	$30,000
Weighted average interest rate at year end	0.81%	—%	2.47%

At December 31, 2020, FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.8 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $84.7 million, $4.2 million in mortgage-backed securities and $2.6 million in U.S. Government-guaranteed small business administration pools. In comparison, in the prior year FHLB advances were collateralized by FHLB stock owned by the Bank with a carrying value of $2.6 million, a blanket lien against the Bank’s qualified mortgage loan portfolio of $90.7 million, $4.9 million in mortgage-backed securities and $3.1 million in U.S. Government-guaranteed small business administration pools. Maximum borrowing capacities from FHLB totaled $39.0 million and $44.9 million at December 31, 2020 and 2019, respectively.

At both  December 31, 2020 and  December 31, 2019, there were $10.0 million of FHLB fixed rate advances that were putable on or after certain specified dates at the option of the FHLB.  Should the FHLB elect to exercise the put, the Company is required to pay the advance off on that date without penalty.

The following is a summary of other short-term borrowings:

	(Amounts in thousands)
	2020	2019	2018
Average balance during the year	$1,720	$1,493	$1,679
Average interest rate during the year	0.35%	0.33%	0.33%
Maximum month-end balance during the year	$3,328	$1,922	$2,206
Weighted average interest rate at year end	0.32%	0.34%	0.34%

Securities sold under repurchase agreements represent arrangements the Bank has entered into with certain deposit customers within its local market areas. These borrowings are collateralized with securities. At December 31, 2020 and 2019, securities allocated for this purpose, owned by the Bank and held in safekeeping accounts at independent correspondent banks, amounted to $4.1 million and $2.8 million, respectively.

The following table provides additional detail regarding other short-term borrowings:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At December 31, 2020	At December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$4,065	$2,750
Total collateral carrying value	$4,065	$2,750
Total other short-term borrowings	$1,488	$1,922

NOTE 7 - SUBORDINATED DEBT

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at December 31, 2020 and 2019 were 1.67% and 3.34%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Historically, the Bank has been required to maintain a certain level of aggregate cash reserves in order to satisfy federal regulatory requirements. These reserves could be held in useable vault cash and interest-earning balances at the Federal Reserve Bank of Cleveland. At December 31, 2019, the Bank was required to maintain $6.0 million in cash reserves. However, in March 2020 in response to the Covid-19 pandemic, the Federal Reserve eliminated the reserve requirement.

The Bank grants commercial and industrial loans, commercial and residential mortgage loans, and consumer loans to customers in Northeastern Ohio and Western Pennsylvania. Although the Bank has a diversified portfolio, exposure to credit loss can be adversely impacted by downturns in local economic and employment conditions. Approximately 8.4% of total loans are unsecured at December 31, 2020 and approximately 0.23% at December 31, 2019. The increase from the prior year is due to loans granted under the PPP that are fully guaranteed by the SBA, as previously disclosed.

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

The following is a summary of such contractual commitments:

	(Amounts in thousands)
	December 31,
	2020	2019
Commitments to extend credit:
Fixed rate	$25,201	$19,755
Variable rate	78,706	75,147
Standby letters of credit	3,870	3,905

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	December 31,
	2020	2019
Overdraft protection available on depositors' accounts	$8,010	$8,070
Balance of overdrafts included in loans	137	130
Average daily balance of overdrafts	365	112
Average daily balance of overdrafts as a percentage of available	4.56%	1.39%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2020, based upon the swap contract values, the company had four U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with a third-party financial institution with a fair value $4.7 million. At  December 31, 2019, based upon the swap contract values, the company had two U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with a third-party financial institution with a fair value $2.8 million.

Summary information regarding these derivatives is presented below:

		(Amounts in thousands)
	Notional Amount				Fair Value
	December 31,				December 31,
	2020	2019	Interest Rate Paid	Interest Rate Received	2020	2019
Customer interest rate swap
Maturing in 2020	$—	$2,312	1 Mo. Libor + Margin	Fixed	$—	$4
Maturing in 2025	4,167	4,557	1 Mo. Libor + Margin	Fixed	292	134
Maturing in 2026	1,694	1,822	1 Mo. Libor + Margin	Fixed	105	19
Maturing in 2027	12,918	13,363	1 Mo. Libor + Margin	Fixed	1,408	636
Maturing in 2028	5,953	6,068	1 Mo. Libor + Margin	Fixed	958	548
Maturing in 2029	3,627	3,721	1 Mo. Libor + Margin	Fixed	282	(19)
Maturing in 2030	17,602	3,649	1 Mo. Libor + Margin	Fixed	646	44
Maturing in 2032	2,509	—	1 Mo. Libor + Margin	Fixed	170	—
Maturing in 2033	1,095	1,121	1 Mo. Libor + Margin	Fixed	156	56
Total	$49,565	$36,613			$4,017	$1,422
Third party interest rate swap
Maturing in 2020	$—	$2,312	Fixed	1 Mo. Libor + Margin	$—	$(4)
Maturing in 2025	4,167	4,557	Fixed	1 Mo. Libor + Margin	(292)	(134)
Maturing in 2026	1,694	1,822	Fixed	1 Mo. Libor + Margin	(105)	(19)
Maturing in 2027	12,918	13,363	Fixed	1 Mo. Libor + Margin	(1,408)	(636)
Maturing in 2028	5,953	6,068	Fixed	1 Mo. Libor + Margin	(958)	(548)
Maturing in 2029	3,627	3,721	Fixed	1 Mo. Libor + Margin	(282)	19
Maturing in 2030	17,602	3,649	Fixed	1 Mo. Libor + Margin	(646)	(44)
Maturing in 2032	2,509	—	Fixed	1 Mo. Libor + Margin	(170)	—
Maturing in 2033	1,095	1,121	Fixed	1 Mo. Libor + Margin	(156)	(56)
Total	$49,565	$36,613			$(4,017)	$(1,422)

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2020
Interest rate derivatives	Other assets	$4,017	Other liabilities	$4,017
December 31, 2019
Interest rate derivatives	Other assets	$1,422	Other liabilities	$1,422

NOTE 9 – BENEFIT PLANS

The Bank has a contributory defined contribution retirement plan (401(k) plan) which covers substantially all employees. Total expense under the plan was $396,000 for 2020, $367,000 for 2019 and $337,000 for 2018. The Bank matches participants’ voluntary contributions up to 5% of gross pay. Participants were able to make voluntary contributions to the plan up to a maximum of $19,000 with an additional $6,000 catch-up deferral for plan participants over the age of 50. The Bank makes bi-weekly contributions to this plan equal to amounts accrued for plan expense.

The Company provides supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10,000 annually on or after the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrues the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2020, the accumulated liability for these benefits totaled $4.1 million, with $3.6 million accrued for the officers’ plan and $521,000 for the directors’ plan.

The following table reconciles the accumulated liability for the benefit obligation of these agreements:

	(Amounts in thousands)
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$3,693	$3,465	$3,182
Benefit expense	576	409	445
Benefit payments	(156)	(181)	(162)
Ending balance	$4,113	$3,693	$3,465

Supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. The benefit expense, as specified in the agreements for the entire year 2021, is expected to be approximately $555,000. The benefits expected to be paid in the next year are approximately $107,000.

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

	(Amounts in thousands)
	December 31,
	2020	2019	2018
Beginning balance	$745	$831	$876
(Income) expense recorded	63	(55)	23
Other comprehensive income recorded	103	(31)	(68)
Ending balance	$911	$745	$831

NOTE 10 - FEDERAL INCOME TAXES

The composition of income tax expense is as follows:

	(Amounts in thousands)
	Years Ended December 31,
	2020	2019	2018
Current	$2,061	$1,150	$407
Deferred	(590)	209	1,008
Total	$1,471	$1,359	$1,415

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

The following is a summary of net deferred taxes included in other assets:

	(Amounts in thousands)
	December 31,
	2020	2019
Gross deferred tax assets:
Allowance for loan and other real estate losses	$1,264	$938
Deferred loan origination cost - net	412	195
Deferred compensation	863	775
Capital loss carryforward	28	28
Lease liability	402	388
Other items	508	480
Total gross deferred tax assets	3,477	2,804
Valuation allowance	(28)	(28)
Total net deferred tax assets	3,449	2,776
Gross deferred tax liabilities:
Unrealized gain on available-for-sale securities	(1,305)	(294)
Premises and equipment	(766)	(832)
Right-of-use asset	(394)	(384)
Other items	(474)	(335)
Total net deferred tax liabilities	(2,939)	(1,845)
Net deferred tax asset	$510	$931

The following is a reconciliation of the valuation allowance for net deferred tax assets:

	(Amounts in thousands)
	December 31,
	2020	2019
Valuation allowance at beginning of year	$28	$28
Capital loss carryover	—	—
Valuation allowance at end of year	$28	$28

The following is a reconciliation between tax expense using the statutory tax rate of 21% for 2020 2019 and 2018 and the income tax provision:

	(Amounts in thousands)
	Years Ended December 31,
	2020	2019	2018
Statutory tax expense	$2,044	$1,815	$2,153
Tax effect of non-taxable interest income	(444)	(347)	(319)
Tax effect of earnings on bank-owned life insurance-net	(45)	(94)	(403)
Tax effect of deferred tax valuation provision	—	—	28
Tax effect of low income housing credit	(176)	(156)	(140)
Tax effect of non-deductible expenses	92	141	96
Federal income tax expense	$1,471	$1,359	$1,415

The related income tax (benefit) expense on investment securities gains (losses) amounted to $29,000 for 2020, $(9,000) for 2019 and $(4,000) for 2018 and is included in the federal income tax expense.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more-likely-than-not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The provision also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. There were no significant unrecognized tax benefits at December 31, 2020 and the Company does not expect any significant increase in unrecognized tax benefits in the next twelve months. No interest or penalties were incurred for income taxes which would have been recorded as a component of income tax expense.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company’s federal and state income tax returns for taxable years through 2016 have been closed for purposes of examination by the Internal Revenue Service and the Ohio Department of Revenue.

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2020 Using
Description	December 31, 2020	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$—	$—	$—	$—
Obligations of states and political subdivisions	88,081	—	88,081	—
U.S. Government-sponsored mortgage-backed securities	69,596	—	69,596	—
U.S. Government-sponsored collateralized mortgage obligations	4,768	—	4,768	—
U.S. Government-guaranteed small business administration pools	5,430	—	5,430	—
Loans held for sale	6,876	6,876	—	—
Interest rate derivatives	4,017	—	4,017	—
LIABILITIES
Interest rate derivatives	$4,017	$—	$4,017	$—

	(Amounts in thousands)
		Fair Value Measurements at December 31, 2019 Using
Description	December 31, 2019	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
U.S. Government agencies and corporations	$3,310	$—	$3,310	$—
Obligations of states and political subdivisions	69,626	—	69,626	—
U.S. Government-sponsored mortgage-backed securities	48,237	—	48,237	—
U.S. Government-sponsored collateralized mortgage obligations	8,481	—	8,481	—
U.S. Government-guaranteed small business administration pools	6,477	—	6,477	—
Loans held for sale	4,890	4,890	—	—
Interest rate derivatives	1,422	—	1,422	—
LIABILITIES
Interest rate derivatives	$1,422	$—	$1,422	$—

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2020, 2019 and 2018. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	(Amounts in thousands)
	December 31,
	2020	2019	2018
	Trust preferred securities	Trust preferred securities	Trust preferred securities
Beginning balance	$—	$—	$895
Net realized/unrealized gains/(losses) included in:
Noninterest income	—	—	—
Other comprehensive income	—	—	723
Discount accretion (premium amortization)	—	—	—
Sales	—	—	(1,618)
Purchases, issuance, and settlements	—	—	—
Ending balance	$—	$—	$—
Losses included in net income for the period relating to assets held at period end	$—	$—	$—

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

The carrying amounts and estimated fair values of the Company’s financial instruments measured at amortized cost are as follows:

	(Amounts in thousands)
	December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$36,108	$36,108	$—	$—	$36,108
Net Loans	550,741	—	—	553,949	553,949
Bank-owned life insurance	21,166	21,166	—	—	21,166
Accrued interest receivable	2,436	2,436	—	—	2,436
LIABILITIES:
Demand, savings and money market deposits	$603,446	$603,446	$—	$—	$603,446
Time deposits	97,064	—	—	98,227	98,227
Other short-term borrowings	1,488	1,488	—	—	1,488
Federal Home Loan Bank advances - short term	2,000	—	—	2,002	2,002
Federal Home Loan Bank advances - long term	16,000	—	—	16,326	16,326
Subordinated debt	5,155	—	—	4,938	4,938
Accrued interest payable	283	283	—	—	283

	(Amounts in thousands)
	December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$27,815	$27,815	$—	$—	$27,815
Net Loans	514,251	—	—	517,787	517,787
Bank-owned life insurance	17,768	17,768	—	—	17,768
Accrued interest receivable	2,336	2,336	—	—	2,336
LIABILITIES:
Demand, savings and money market deposits	$476,358	$476,358	$—	$—	$476,358
Time deposits	142,023	—	—	143,485	143,485
Other short-term borrowings	1,922	1,922	—	—	1,922
Federal Home Loan Bank advances - short term	—	—	—	—	—
Federal Home Loan Bank advances - long term	24,000	—	—	24,005	24,005
Subordinated debt	5,155	—	—	4,835	4,835
Accrued interest payable	510	510	—	—	510

The following table presents quantitative information about the Level 3 significant inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2020 and  December 31, 2019.

	(Amounts in thousands)
	Fair value at December 31, 2020	Valuation Technique	Significant Unobservable Input	Range of Inputs
Impaired loans	$231	Appraisal of Collateral	Appraisal Adjustment	(76)%
			Liquidation Expenses	(10)%

	(Amounts in thousands)
	Fair value at December 31, 2019	Valuation Technique	Significant Unobservable Input	Range of Inputs
Impaired loans	$405	Appraisal of Collateral	Appraisal Adjustment	(76)%
			Liquidation Expenses	(10)%

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the years ended December 31, 2020, 2019 and 2018.

	(Amounts in thousands)
	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)
Balance as of December 31, 2017	$(1,787)	$(38)
Other comprehensive income before reclassification	(1,916)	68
Amount reclassified from accumulated other comprehensive loss	17	—
Total other comprehensive (loss) income	(1,899)	68
Balance as of December 31, 2018	$(3,686)	$30
Other comprehensive income before reclassification	4,758	31
Amount reclassified from accumulated other comprehensive loss	35	—
Total other comprehensive income	4,793	31
Balance as of December 31, 2019	$1,107	$61
Other comprehensive income before reclassification	3,913	(103)
Amount reclassified from accumulated other comprehensive income	(111)	—
Total other comprehensive income (loss)	3,802	(103)
Balance as of December 31, 2020	$4,909	$(42)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.

	(Amounts in thousands)
	December 31,
	2020	2019	2018
	Amount reclassified from accumulated other comprehensive income (a)	Amount reclassified from accumulated other comprehensive loss (a)	Amount reclassified from accumulated other comprehensive loss (a)	Affected line item in the Consolidated Statements of Income
Details about other comprehensive income or loss:
Unrealized gains (losses) on available-for-sale securities	$140	$(44)	$(21)	Investment securities available-for-sale gains (losses), net
	(29)	9	4	Federal income tax expense
	$111	$(35)	$(17)

(a)	Amounts in parentheses indicate debits to net income.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks and their holding companies (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively resulted in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively resulted in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively resulted in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and required a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements, as they currently exceed the fully phased in 2019 requirements.

The capital conservation buffers of 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios are required in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero.  The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter.  The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

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

At December 31, 2020 and December 31, 2019, actual capital levels and minimum required levels for the Company, if it were not covered by the Small Bank Holding Company Policy, were:

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes
December 31, 2020	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)	$76,138	13.15%	$26,054	4.50%
Tier 1 capital (to risk-weighted assets)	81,138	14.01%	34,739	6.00%
Total capital (to risk-weighted assets)	87,241	15.07%	46,319	8.00%
Tier 1 capital (to average assets)	81,138	10.20%	31,816	4.00%

	(Amounts in thousands)
	Actual		Minimum required for capital adequacy purposes
December 31, 2019	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)	$73,091	12.76%	$25,775	4.50%
Tier 1 capital (to risk-weighted assets)	78,091	13.63%	34,367	6.00%
Total capital (to risk-weighted assets)	82,640	14.43%	45,823	8.00%
Tier 1 capital (to average assets)	78,091	10.98%	28,461	4.00%

$5.0 million of trust preferred securities outstanding at December 31, 2020 and December 31, 2019, respectively, qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank met all capital requirements to be categorized as "well capitalized" at December 31, 2020 and December 31, 2019.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with whom they are affiliated were loan customers during 2020. The following is an analysis of such loans:

(Amounts in thousands)
Total related-party loans at December 31, 2019	$4,587
New related-party loans	3,671
Repayments or other	(3,349)
Total related-party loans at December 31, 2020	$4,909

Deposit balances of executive officers, directors, and their affiliates at December 31, 2020 and 2019 were $11.1 million and $8.1 million, respectively.

The banking loans and deposits were made in the ordinary course of business with the Bank.

NOTE 15 - CONDENSED FINANCIAL INFORMATION – PARENT COMPANY

Below is condensed financial information of Cortland Bancorp (parent company only). In this information, the Parent’s investment in subsidiaries is stated at cost, including equity in the undistributed earnings of the subsidiaries, adjusted for any unrealized gains or losses on available-for-sale securities.

BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2020	2019
ASSETS
Cash	$100	$119
Investment in bank subsidiary	77,538	70,936
Subordinated note from subsidiary bank	6,000	6,000
Other assets	3,465	3,326
Total assets	$87,103	$80,381
LIABILITIES
Other liabilities	$943	$888
Subordinated debt (Note 7)	5,155	5,155
Total liabilities	6,098	6,043
SHAREHOLDERS’ EQUITY
Common stock	23,641	23,641
Additional paid-in capital	21,238	21,266
Retained earnings	41,863	36,187
Accumulated other comprehensive income	4,867	1,168
Treasury stock	(10,604)	(7,924)
Total shareholders’ equity	81,005	74,338
Total liabilities & shareholders’ equity	$87,103	$80,381

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years ended December 31,
	2020	2019	2018
Dividends from bank subsidiary	$6,250	$3,400	$4,150
Interest and dividend income	124	231	213
Other income	43	101	56
Interest on subordinated debt	(114)	(203)	(189)
Other expenses	(1,134)	(1,399)	(606)
Income before income tax and equity in undistributed earnings of subsidiaries	5,169	2,130	3,624
Income tax benefit	191	313	136
Equity in undistributed earnings of subsidiaries	2,903	4,839	5,075
Net income	$8,263	$7,282	$8,835
Comprehensive income	$11,962	$12,106	$7,004

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net income	$8,263	$7,282	$8,835
Adjustments to reconcile net income to net cash flow from operating activities:
Equity in undistributed earnings of subsidiaries	(2,903)	(4,839)	(5,075)
Deferred tax benefit	15	(35)	(13)
Equity compensation	446	774	214
Change in other assets and liabilities	(99)	157	(52)
Net cash flow from operating activities	5,722	3,339	3,909
Cash deficit from financing activities
Dividends paid	(2,587)	(2,184)	(2,149)
Treasury shares purchased	(3,154)	(1,336)	(1,781)
Treasury shares reissued	—	60	—
Net cash deficit from financing activities	(5,741)	(3,460)	(3,930)
Net change in cash	(19)	(121)	(21)
Cash
Beginning of year	119	240	261
End of year	$100	$119	$240

NOTE 16 - DIVIDEND RESTRICTIONS

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an Ohio state-chartered bank. Under the Ohio Banking Code, cash dividends may not exceed net profits as defined for that year combined with retained net profits for the two preceding years less any required transfers to surplus. Under this formula, the amount available for payment of dividends in 2021 is $7.7 million plus 2021 profits retained up to the date of the dividend declaration.

NOTE 17 – LITIGATION

The Bank is involved in legal actions arising in the ordinary course of business. In the opinion of management, the outcomes from these other matters, either individually or in the aggregate, are not expected to have any material effect on the Company.

NOTE 18 – STOCK REPURCHASE PROGRAM

On January 23, 2018, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 100,000 shares, or approximately 2.3% of the 4,420,136 common shares outstanding at January 23, 2018. On May 22, 2018 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the January 23, 2018 plan by 200,000 shares bringing the total to 300,000 shares authorized. This program terminated on December 31, 2018.  The Company purchased 80,944 shares under this program. On December 18, 2018, the Company’s Board of Directors approved a program which allowed the Company to repurchase up to 300,000 shares, or approximately 6.9% of the 4,349,624 outstanding shares of common stock at December 18, 2018. This program terminated on December 31, 2019. The Company purchased 54,000 shares under this program. On December 17, 2019, the Company’s Board of Directors approved a new program which allowed the Company to repurchase up to 200,000 shares, or approximately 4.6% of the 4,323,822 outstanding shares of common stock at December 17, 2019. This program expired on December 31, 2020. The Company purchased 146,318 shares under this program.  On January 19, 2021, the Company’s Board of Directors approved a new program which allows the Company to repurchase up to 200,000 shares, or approximately 4.7% of the 4,223,153 outstanding shares of common stock at January 19, 2021. This program will expire on December 31, 2021. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions.

NOTE 19 – EQUITY COMPENSATION

During 2015, the Company, created the 2015 Omnibus Equity Plan and The Director Equity Plan.

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. There were 47,567 restricted Board approved shares granted under the plan in calendar 2020 and 30,156 restricted Board approved shares granted under the plan in calendar 2019. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In 2020 and 2019, compensation expense of $403,000 and $740,000, respectively, was recorded in the Consolidated Statements of Income. As of December 31, 2020, there was $581,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan can vest immediately and/or on the anniversary of the award date from one to three years out if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 20.6 months.

Granted shares are awarded upon meeting achievement of performance objectives derived from one or more of the performance criteria. The main metrics used for the periods presented were three-year earnings per share growth, three-year return on equity, and three-year total shareholder return each ranked versus a peer group.

The following is the activity under the Omnibus Equity Plan during the period ended December 31, 2020:

	Restricted Stock Units
	Units	Price at Grant Date
Nonvested at January 1, 2020	26,025	$21.78
Granted	47,567	15.82
Vested	(22,136)	21.74
Forfeited	—	—
Nonvested at December 31, 2020	51,456	$16.29

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 2,684 Board approved shares granted under the plan in calendar 2020 with immediate vesting, and 1,525 Board approved shares granted under the plan in calendar 2019 with immediate vesting. In 2020 and 2019, expense of $43,000 and $34,000 was recorded in the Consolidated Statements of Income, respectively.

NOTE 20 – LEASES

Operating leases in which the Company is the lessee are recorded as operating lease Right of Use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated balance sheets. The Company does not currently have any significant finance leases in which it is the lessee. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. The Company elected to adopt the transition method, which uses a modified retrospective transition approach. ROU assets and operating lease liabilities are recognized as of the date of adoption based on the present value of the remaining lease payments using a discount rate that represents the incremental borrowing rate at the date of initial application. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income and other comprehensive income. The Company leases relate primarily to office space and bank branches with remaining lease terms of generally 5 to 10 years. Certain lease arrangements contain extension options which typically range from 5 to 15 years at the then fair market rental rates. As these extension options are generally considered reasonably certain of exercise, they are included in the lease term. As of December 31, 2020 and 2019, operating lease ROU assets and liabilities were $1.9 million and $1.8 million, respectively. For the year ended December 31, 2020, the Company recognized $229,000 in operating lease cost, where in $209,000 is operating cash flows from operating leases and $20,000 is noncash expense amortization of the ROU asset and the implicit interest, respectively.

The following table summarizes other information related to operating leases:

December 31, 2020
Weighted-average remaining lease term-operating leases in years	14.58
Weighted-average discount rate - operating leases	2.94%

The following table presents aggregate lease maturities and obligations as of December 31, 2020:

(Amounts in thousands)
December 31, 2020
2021	$163
2022	167
2023	168
2024	172
2025	155
2026 and thereafter	1,570
Total lease payments	2,395
Less: interest	480
Present value of lease liabilities	$1,915

NOTE 21 – RISKS AND UNCERTAINTIES

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Company’s customers. The pandemic and its associated impacts on trade, travel, employee productivity, unemployment, and consumer spending has resulted in less economic activity and volatility and disruption in the financial markets. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory, and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees, and vendors. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees, and communities during this difficult time.

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

Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes during the fourth quarter of 2020 in the Company’s internal control over financial reporting (as defined in Rules 13a-13 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information – Not applicable.

PART III

Item l0. Directors, Executive Officers and Corporate Governance

Information relating to this item will be set forth in the Company’s definitive proxy statement to be filed on or about March 17, 2021 in connection with the Annual Meeting of Shareholders to be held May 18, 2021 (the “Proxy Statement”). The information contained in the Proxy Statement under the following captions is incorporated herein by reference: “Board Nominees,” “Continuing Directors,” “The Board of Directors and Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information about our Executive Officers of the Company is set forth in Part I of this Form 10-K.

Item ll. Executive Compensation

Information relating to this item is incorporated herein by reference to the information in the Proxy Statement that is set forth under the following captions of “Executive Compensation” and “Director Compensation in 2020.”

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

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

3.1	Restated Amended Articles of Cortland Bancorp reflecting amendment dated June 25, 1999. Note: filed for purposes of SEC reporting compliance only. This restated document has not been filed with the State of Ohio.	10-K(1)	3.1	03/16/06

3.2	Code of Regulations, as amended.	8-K	3.2	05/30/17

4.1	The rights of holders of equity securities are defined in portions of the Articles of Incorporation as referenced in Exhibit 3.1	10-K(1)	4.1	03/16/06

	and the Code of Regulations as referenced in Exhibit 3.2	8-K	4.1	05/30/17

4.2	Agreement to furnish instruments and agreements defining rights of holders of long-term debt				✓

4.3	Description of registrant’s securities				✓

*10.1	Group Term Carve Out Plan dated February 23, 2001, by The Cortland Savings and Banking Company with each executive officer other than Rodger W. Platt and with selected other officers, as amended by the August 2002 letter amendment	10-K(1)	10.1	03/16/06

*10.1.1	Amendment of Group Term Carve Out Plan, dated October 28, 2014	8-K	10.1.1	11/03/14

10.2	[Reserved]

10.3	[Reserved]

*10.4	Amended Director Retirement Agreement between Cortland Bancorp and David C. Cole, dated as of December 18, 2007	10-K	10.4	03/17/08

10.5	[Reserved]

10.6	[Reserved]

*10.7	Amended Director Retirement Agreement between Cortland Bancorp and James E. Hoffman III, dated as of December 18, 2007	10-K	10.7	03/17/08

*10.8	Amended Director Retirement Agreement between Cortland Bancorp and Neil J. Kaback, dated as of December 18, 2007	10-K	10.8	03/17/08

10.9	[Reserved]

*10.10	Amended Director Retirement Agreement between Cortland Bancorp and Richard B. Thompson, dated as of December 18, 2007	10-K	10.10	03/17/08

*10.11	Amended Director Retirement Agreement between Cortland Bancorp and Timothy K. Woofter, dated as of December 18, 2007	10-K	10.11	03/17/08

*10.12	Form of Split Dollar Agreement entered into by Cortland Bancorp and each of Directors David C. Cole, James E. Hoffman III, and Timothy K. Woofter as of February 23, 2001, as of March 1, 2004, with Director Neil J. Kaback, and as of October 1, 2001, with Director Richard B. Thompson;	10-K(1)	10.12	03/16/06

	as amended on December 26, 2006, for Directors Cole, Hoffman, Thompson, and Woofter;	10-K	10.12	03/15/07

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith
*10.13	Director’s Retirement Agreement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.13	04/22/11

*10.14	Split Dollar Agreement and Endorsement between Cortland Bancorp and Director Joseph E. Koch, dated as of April 19, 2011	8-K	10.14	04/22/11

*10.15	Form of Indemnification Agreement entered into by Cortland Bancorp with each of its directors	10-K(1)	10.15	03/16/06

*10.16	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and David J. Lucido, dated as of March 27, 2012	10-K	10.16	03/29/12

*10.17	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.17	12/28/18

*10.18	Third Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Lawrence A. Fantauzzi, dated as of December 3, 2008	8-K	10.18	12/12/08

*10.19	Eighth Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.19	12/28/18

10.20	[Reserved]

10.21	[Reserved]

10.22	[Reserved]

*10.23	Second Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and David J. Lucido dated as of December 28, 2018	8-K	10.23	12/28/18

*10.24	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and Timothy Carney, dated as of December 28, 2018	8-K	10.24	12/28/18

*10.25	Amended Salary Continuation Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of December 28, 2018	8-K	10.25	12/28/18

*10.26	Fifth Amended Split Dollar Agreement and Endorsement between The Cortland Savings and Banking Company and James M. Gasior, dated as of December 28, 2018	8-K	10.26	12/28/18

10.27	[Reserved]

10.28	[Reserved]

10.29	[Reserved]

*10.30	Endorsement Split Dollar Agreement between The Cortland Savings and Banking Company and Stanley P. Feret, dated as of July 23, 2013	10-Q	10.30	08/13/13

*10.31.1	Severance Agreement between Cortland Bancorp and Tim Carney, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.1	12/01/15

*10.31.2	Severance Agreement between Cortland Bancorp and James Gasior, dated as of September 28, 2012, as amended November 24, 2015	8-K	10.31.2	12/01/15

*10.31.3	Amended Severance Agreement between Cortland Bancorp and David J. Lucido, dated as of December 28, 2018	8-K	10.31.3	12/28/18

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form**	Exhibit	Filing Date	Filed Herewith

10.32	[Reserved]

10.33	[Reserved]

*10.34	Amended Severance Agreement between Cortland Bancorp and Stanley P. Feret, dated as of December 28, 2018	8-K	10.34	12/28/18

*10.35	Annual Incentive Plan for Executive Officers	8-K	10.35	09/18/20

*10.36	2015 Omnibus Equity Plan	10-Q	10.36	08/11/15

10.36.1	Form of incentive stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.1	08/11/15

10.36.2	Form of nonqualified stock option award under the 2015 Omnibus Equity Plan	10-Q	10.36.2	08/11/15

10.36.3	Form of restricted stock award under the 2015 Omnibus Equity Plan	8-K	10.36.3	03/19/20

10.36.4	Form of restricted stock award under the 2015 Omnibus Equity Plan with Immediate Vesting Provision	8-K	10.36.4	03/23/20

*10.37	2015 Director Equity Plan	10-Q	10.37	08/11/15

10.37.1	Form of nonqualified stock option award under the 2015 Director Equity Plan	10-Q	10.37.1	08/11/15

10.37.2	2015 Director Equity Plan Restricted Stock Award Agreement	10-Q	10.37.2	08/11/15

14	Code of Ethics	10-K	14	3/17/08

21	Subsidiaries of the Registrant				✓

23	Consents of experts and counsel – Consent of independent registered public accounting firm				✓

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a)				✓

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)				✓

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer required under section 906 of the Sarbanes-Oxley Act of 2002				✓

101

The following materials from Cortland Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

					✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				✓

(1)	Film number 06691632
*	Management contract or compensatory plan or arrangement
**	SEC File No. 000-13814 through March 2019, SEC File No. 001-38827 thereafter.

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

CORTLAND BANCORP
Date: March 17, 2021	By:	/s/ James M. Gasior
James M. Gasior
President, Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy K. Woofter	Director and Chairman of the Board	March 17, 2021
Timothy K. Woofter		Date

/s/ Thomas P. Perciak	Director and Vice Chairman of the Board	March 17, 2021
Thomas P. Perciak		Date

/s/ James M. Gasior	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2021
James M. Gasior		Date

/s/ Timothy Carney	Director	March 17, 2021
Timothy Carney		Date

/s/ David C. Cole	Director	March 17, 2021
David C. Cole		Date

/s/ James E. Hoffman, III	Director	March 17, 2021
James E. Hoffman, III		Date

/s/ Neil J. Kaback	Director	March 17, 2021
Neil J. Kaback		Date

/s/ Joseph E. Koch	Director	March 17, 2021
Joseph E. Koch		Date

/s/ Joseph P. Langhenry	Director	March 17, 2021
Joseph P. Langhenry		Date

/s/ Richard B. Thompson	Director	March 17, 2021
Richard B. Thompson		Date

/s/ Anthony R. Vross	Director	March 17, 2021
Anthony R. Vross		Date

/s/ David J. Lucido	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2021
David J. Lucido		Date

CORTLAND BANCORP AND

THE CORTLAND SAVINGS AND BANKING COMPANY

BOARD OF DIRECTORS

TIMOTHY K. WOOFTER Chairman of the Board President and Chief Executive Officer, Stan-Wade Metal Products Tank Manufacturer and Oil Equipment Distributor	THOMAS P. PERCIAK Vice Chairman of the Board Mayor, Strongsville, OH Government
JAMES M. GASIOR President and Chief Executive Officer Cortland Bancorp and The Cortland Savings and Banking Company	TIMOTHY CARNEY Executive Vice President and Chief Operating Officer Cortland Bancorp and The Cortland Savings and Banking Company
ANTHONY R. VROSS Executive, Simon Roofing Commercial Roofing and Industrial Roof Maintenance	JOSEPH E. KOCH President, Joe Koch Construction Homebuilding, Developing and Remodeling Company
DAVID C. COLE Partner and President, Cole Valley Motor Company Automobile Dealership	JOSEPH P. LANGHENRY Managing Principal, Langhenry Venture Partners Investment Firm
HICHAM S. CHAHINE Retired Principal, Crowe LLP Accounting, Consulting and Technology Firm	NEIL J. KABACK Vice President, Cohen & Company, Ltd. Accounting Firm
JAMES E. HOFFMAN, III Attorney, Hoffman and Walker Law Firm	RICHARD B. THOMPSON Executive, Therm-O-Link, Inc. Electrical Wire and Cable Manufacturer

DIRECTOR EMERITUS

K. RAY MAHAN

CORTLAND BANCORP

EXECUTIVE OFFICERS

JAMES M. GASIOR

President and Chief Executive Officer

TIMOTHY CARNEY

Executive Vice President, Chief Operating Officer and Corporate Secretary

DAVID J. LUCIDO

Senior Vice President and Chief Financial Officer

STANLEY P. FERET

Senior Vice President and Chief Lending Officer

THE CORTLAND SAVINGS AND BANKING COMPANY

OFFICERS

JAMES M. GASIOR President and Chief Executive Officer	DAVID J. LUCIDO Senior Vice President and Chief Financial Officer

TIMOTHY CARNEY Executive Vice President, Chief Operating Officer and Corporate Secretary	STANLEY P. FERET Senior Vice President and Chief Lending Officer

SHIRLEY A. WADE Assistant Vice President Executive Secretary	MICHAEL LIPKE Senior Vice President Chief Credit Officer

ROCCO PAGE Senior Vice President Mortgage Sales Manager	JULIANNA BEGALLA Vice President Marketing, Communications and Investor Relations Officer

MARK CHUEY Vice President CRA Mortgage Banking Officer	STANLEY MAGIELSKI Vice President Senior Commercial Banking Officer

DEBORAH L. EAZOR Vice President Operations Manager	NICOLE WHITSEL Vice President Risk Manager/Compliance

SHERRI HULL Assistant Vice President Senior Commercial Loan Documentation Specialist	KEITH MROZEK Senior Vice President Senior Credit Officer

MELANIE CHRISTIE Vice President BSA/Compliance Officer/Director of Security	PATRICIA JONES Assistant Vice President Human Resources Manager

KAREN JINDRA Vice President Retail Mortgage Banking Officer	MICHAEL KANE Assistant Vice President Private Bank Officer/Hudson

KEITH STINSON Vice President Retail Mortgage Banking Officer	MICHELLE REILLY Vice President, Assistant Treasurer Mortgage Banking/ Funds Management

PETER OPPERMAN Vice President Business Banking and Private Bank Services	BARBARA R. SANDROCK Vice President Information Systems Manager

MARK E. TAYLOR Vice President Commercial Banking Officer	KAREN SHARP Vice President Mortgage Manager/Fairlawn

JACQUELINE TREHARNE Vice President Mortgage Operations Manager	PAULA PETERSON Assistant Vice President Commercial Banking Portfolio Manager

HEATHER J. BOWSER Assistant Vice President Collection Officer	CARRIE STACKHOUSE Vice President Commercial Banking Officer

BRENT MARAKAS Assistant Vice President Commercial Banking Portfolio Manager	JANET K. HOUSER Assistant Vice President Electronic Banking Specialist

JAMES RING Vice President Retail Mortgage Banking Officer	JAMES E. WELLINGTON Vice President Retail Mortgage Banking Officer

NATHANIEL J. MARSHALL Vice President Manager of Retail Banking, Business Banking and Private Bank Services