Form 10-Q
period 2021-03-31
CORTLAND BANCORP INC
filed 2021-05-13
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,262,277 Shares May 6, 2021

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$8,403	$9,728
Interest-earning deposits	38,874	26,380
Total cash and cash equivalents	47,277	36,108
Investment securities available-for-sale (Note 3)	167,143	167,875
Regulatory stock (Note 3)	3,031	3,031
Loans held for sale	6,577	6,876
Total loans (Note 4)	518,618	556,760
Less allowance for loan losses (Note 4)	(6,020)	(6,019)
Net loans	512,598	550,741
Premises and equipment	11,485	11,693
Bank-owned life insurance	21,279	21,166
Other assets	22,315	23,815
Total assets	$791,705	$821,305

LIABILITIES
Noninterest-bearing deposits	$214,801	$198,499
Interest-bearing deposits	465,510	502,011
Total deposits	680,311	700,510
Securities sold under agreements to repurchase (Note 13)	1,793	1,488
Federal Home Loan Bank advances - short term	—	2,000
Federal Home Loan Bank advances - long term	10,000	16,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	13,350	15,147
Total liabilities	710,609	740,300

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2021 and 2020; outstanding shares, 4,213,429 in 2021 and 4,223,153 in 2020	23,641	23,641
Additional paid-in capital	21,018	21,238
Retained earnings	43,826	41,863
Accumulated other comprehensive income (Note 10)	3,117	4,867
Treasury stock, at cost, 514,838 shares in 2021 and 505,114 in 2020	(10,506)	(10,604)
Total shareholders’ equity	81,096	81,005
Total liabilities and shareholders’ equity	$791,705	$821,305

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,145	$6,054
Interest and dividends on investment securities:
Taxable interest	199	337
Nontaxable interest	564	467
Dividends	14	16
Other interest income	10	56
Total interest and dividend income	6,932	6,930
INTEREST EXPENSE
Deposits	474	1,096
Securities sold under agreements to repurchase	1	1
Federal Home Loan Bank advances - short term	4	—
Federal Home Loan Bank advances - long term	33	87
Subordinated debt	22	41
Total interest expense	534	1,225
Net interest income	6,398	5,705
PROVISION FOR LOAN LOSSES	—	600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,398	5,105
NON-INTEREST INCOME
Fees for customer services	507	542
Investment securities available-for-sale gains, net	71	—
Mortgage banking gains, net	800	596
Earnings on bank-owned life insurance	113	93
Other non-interest income	293	221
Total non-interest income	1,784	1,452
NON-INTEREST EXPENSES
Salaries and employee benefits	2,844	2,766
Occupancy and equipment	606	646
State and local taxes	160	146
FDIC insurance	40	6
Professional fees	218	302
Advertising and marketing	71	57
Data processing fees	66	72
Other operating expenses	930	985
Total non-interest expenses	4,935	4,980
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	3,247	1,577
Federal income tax expense	481	206
NET INCOME	$2,766	$1,371
EARNINGS PER SHARE BASIC AND DILUTED	$0.66	$0.32
CASH DIVIDENDS DECLARED PER SHARE	$0.19	$0.19

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
Net income	$2,766	$1,371
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains on available-for-sale securities	(2,145)	1,566
Tax effect	450	(329)
Reclassification adjustment for net gains in net income	(71)	—
Tax effect	15	—
Total securities available-for-sale	(1,751)	1,237
Change in post-retirement obligations	1	(4)
Total other comprehensive (loss) income	(1,750)	1,233
Total comprehensive income	$1,016	$2,604

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
COMMON STOCK
Balance	$23,641	$23,641

ADDITIONAL PAID IN CAPITAL
Beginning balance	21,238	21,266
Equity compensation	(220)	48
Ending Balance	21,018	21,314

RETAINED EARNINGS
Beginning balance	41,863	36,187
Net income	2,766	1,371
Cash dividend declared, $0.19 per share for both three months ended March 31, 2021 and 2020	(803)	(813)
Ending balance	43,826	36,745

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning balance	4,867	1,168
Other comprehensive (loss) income	(1,750)	1,233
Ending balance	3,117	2,401

TREASURY STOCK
Beginning balance	(10,604)	(7,924)
Treasury shares purchased (9,724 and 150,920 shares purchased in first quarter 2021 and 2020, respectively)	(204)	(3,092)
Equity compensation	302	124
Ending balance	(10,506)	(10,892)
TOTAL SHAREHOLDERS' EQUITY	$81,096	$73,209

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2021	2020
Net cash flow from operating activities	$3,946	$2,156
Cash flow from investing activities
Purchases of available-for-sale securities	(20,100)	—
Proceeds from sale of available-for-sale securities	12,200	—
Proceeds from call, maturity and principal payments on available-for-sale securities	5,902	6,699
Purchases of regulatory stock	—	(160)
Net (increase) decrease in loans made to customers	38,143	36,499
Contributions to partnership funds	—	(152)
Purchases of premises and equipment	(21)	(463)
Net cash flow from investing activities	36,124	42,423
Cash deficit from financing activities
Net increase (decrease) in deposit accounts	(20,199)	(25,125)
Net change in securities sold under agreements to repurchase	305	(247)
Net change in Federal Home Loan Bank advances - short term	(2,000)	2,000
Repayments of Federal Home Loan Bank advances - long term	(6,000)	(6,000)
Proceeds from Federal Home Loan Bank advances - long term	—	4,000
Dividends paid	(803)	(813)
Treasury shares purchased	(204)	(3,092)
Net cash deficit from financing activities	(28,901)	(29,277)
Net change in cash and cash equivalents	11,169	15,302
Cash and cash equivalents
Beginning of period	36,108	27,815
End of period	$47,277	$43,117
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$606	$1,281
Increase in ROU asset	$—	$205
Increase in lease liability	$—	$205

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2020, included in our Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain items contained in the 2020 financial statements have been reclassified to conform to the presentation for 2021. Such reclassifications had no effect on the net results of operations or shareholders’ equity.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
		Gross	Gross
		Unrealized	Unrealized
March 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$89,661	$3,841	$269	$93,233
U.S. Government-sponsored mortgage-backed securities	64,607	742	476	64,873
U.S. Government-sponsored collateralized mortgage obligations	3,993	80	3	4,070
U.S. Government-guaranteed small business administration pools	4,884	84	1	4,967
Total investment securities available-for-sale	$163,145	$4,747	$749	$167,143
Federal Home Loan Bank (FHLB) stock	$2,805	$—	$—	$2,805
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$3,031	$—	$—	$3,031

	(Amounts in thousands)
		Gross	Gross
		Unrealized	Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$83,007	$5,074	$—	$88,081
U.S. Government-sponsored mortgage-backed securities	68,677	1,015	96	69,596
U.S. Government-sponsored collateralized mortgage obligations	4,680	91	3	4,768
U.S. Government-guaranteed small business administration pools	5,298	132	—	5,430
Total investment securities available-for-sale	$161,662	$6,312	$99	$167,875
Federal Home Loan Bank (FHLB) stock	$2,805	$—	$—	$2,805
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$3,031	$—	$—	$3,031

The amortized cost and fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	3,565	3,624
Due after five years through ten years	1,706	1,755
Due after ten years	89,274	92,821
Total	94,545	98,200
U.S. Government-sponsored mortgage-backed and related securities	68,600	68,943
Total investment securities available-for-sale	$163,145	$167,143

The table below sets forth the proceeds, gains and losses realized on available for sale securities sold or called for the periods ended March 31, 2021 and March 31, 2020.

	(Amounts in thousands)
	Three Months Ended March 31,
	2021	2020
Proceeds on securities sold	$12,200	$—
Gross realized gain	94	—
Gross realized losses	23	—

Investment securities with a carrying value of approximately $68.1 million at  March 31, 2021 and $74.3 million at December 31, 2020 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at March 31, 2021:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$8,489	$269	$—	$—	$8,489	$269
U.S. Government-sponsored mortgage-backed securities	28,259	476	—	—	28,259	476
U.S. Government-sponsored collateralized mortgage obligations	711	3	—	—	711	3
U.S. Government-guaranteed small business administration pools	688	1	—	—	688	1
Total	$38,147	$749	$—	$—	$38,147	$749

The above table comprises 20 investment securities where the fair value is less than the related amortized cost.

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at December 31, 2020:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
U.S. Government-sponsored mortgage-backed securities	21,028	96	—	—	21,028	96
U.S. Government-sponsored collateralized mortgage obligations	794	3	—	—	794	3
U.S. Government-guaranteed small business administration pools	—	—	—	—	—	—
Total	$21,822	$99	$—	$—	$21,822	$99

The above table comprises 7 investment securities where the fair value is less than the related amortized cost.

The unrealized losses at March 31, 2021 on the Company’s investments were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	March 31, 2021		December 31, 2020
	Balance	%	Balance	%
Commercial	$100,614	19.4	$132,419	23.8
Commercial real estate	311,211	60.0	317,537	57.0
Residential real estate	79,663	15.4	79,169	14.2
Consumer - home equity	23,677	4.5	24,062	4.3
Consumer - other	3,453	0.7	3,573	0.7
Total loans	$518,618	100.0	$556,760	100.0

During 2020, the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration ("SBA"). The PPP provides loans to small businesses who were affected by economic conditions as a result of the Coronavirus Disease 2019 ("COVID-19") pandemic to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. During 2020, the Company originated $56.3 million in PPP loans. During the first three months of 2021, the Company originated another $22 million of second round PPP loans. As of December 31, 2020 and March 31, 2021, the Company had outstanding principal balances of $45.3 million and $47.2 million, respectively. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.2 million in fees associated with the processing of the 2020 loans and $948,000 for the 2021 loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. Upon forgiveness of the loans, unrecognized fee income is recorded immediately. Fee income related to forgiveness was $460,000 for the three months ended March 31, 2021, and none for the comparable period in 2020.

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
March 31, 2021	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,897	$3,526	$375	$101	$120	$6,019
Loan charge-offs	—	—	—	—	(38)	(38)
Recoveries	—	—	—	1	38	39
Net loan recoveries (charge-offs)	—	—	—	1	—	1
Provision charged to operations	(322)	343	(1)	(2)	(18)	—
Balance at end of period	$1,575	$3,869	$374	$100	$102	$6,020

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
March 31, 2020	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,756	$2,130	$334	$104	$141	$4,465
Loan charge-offs	(1)	—	—	—	(36)	(37)
Recoveries	19	—	25	—	15	59
Net loan recoveries (charge-offs)	18	—	25	—	(21)	22
Provision charged to operations	77	464	42	(1)	18	600
Balance at end of period	$1,851	$2,594	$401	$103	$138	$5,087

In response to poor economic conditions relative to the Coronavirus pandemic throughout 2020, the Company granted numerous requests for modifications and deferrals from commercial borrowers.  During that time, the Company increased the economic qualitative factors within the allowance for loan loss evaluation, and additional COVID-19 factors were applied to these loans after segmenting into industry classifications.  As nearly all of the modifications are now in full payment status, the level of the allowance for loan losses is considered adequate without additional provision. The qualitative factors in the current period have resulted in migrating existing allowance excesses to the segments reflecting the higher risk levels, which is primarily the hotel industry included in Commercial Real Estate. The amount of net recoveries (charge-offs) also impacts the provision charged to operations for any category of loans. Charge-offs affect the historical rate applied to each category, and the amount needed to replenish the amount charged off. The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date.

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at  March 31, 2021 and December 31, 2020:

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
March 31, 2021	Commercial	real estate	real estate	home equity	other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	996	3,869	374	100	102	5,441
Total ending allowance balance	$1,575	$3,869	$374	$100	$102	$6,020
Loan Portfolio:
Individually evaluated for impairment	$4,524	$2,794	$—	$—	$—	$7,318
Collectively evaluated for impairment	96,090	308,417	79,663	23,677	3,453	511,300
Total ending loans balance	$100,614	$311,211	$79,663	$23,677	$3,453	$518,618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
December 31, 2020	Commercial	real estate	real estate	home equity	other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,318	3,526	375	101	120	5,440
Total ending allowance balance	$1,897	$3,526	$375	$101	$120	$6,019
Loan Portfolio:
Individually evaluated for impairment	$4,584	$2,428	$—	$—	$—	$7,012
Collectively evaluated for impairment	127,835	315,109	79,169	24,062	3,573	549,748
Total ending loans balance	$132,419	$317,537	$79,169	$24,062	$3,573	$556,760

The decrease in commercial loan balances from year-end was due in part to 60-day or less term commercial loans for a total of $24.1 million that closed in 2020 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2021. Also contributing to the decrease in commercial loan balances is the forgiveness of loans granted under the PPP during the first quarter of 2021.

The following tables represent credit exposures by internally assigned grades for March 31, 2021 and December 31, 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of credit quality indicators by internally assigned grades as of March 31, 2021 and December 31, 2020:

	(Amounts in thousands)
	Commercial	Commercial real estate
March 31, 2021
Pass	$87,242	$279,182
Special Mention	2,451	14,847
Substandard	10,921	17,182
Ending Balance	$100,614	$311,211

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2020
Pass	$119,689	$285,086
Special Mention	2,506	15,453
Substandard	10,224	16,998
Ending Balance	$132,419	$317,537

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

The following table is a summary of consumer credit exposure as of March 31, 2021 and December 31, 2020:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
March 31, 2021
Performing	$79,231	$23,552	$3,453
Nonperforming	432	125	—
Total	$79,663	$23,677	$3,453

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2020
Performing	$78,684	$23,932	$3,573
Nonperforming	485	130	—
Total	$79,169	$24,062	$3,573

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of classes of loans on non-accrual status as of March 31, 2021 and December 31, 2020:

	(Amounts in thousands)
	March 31,	December 31,
	2021	2020
Commercial	$889	$889
Commercial real estate	802	404
Residential real estate	432	485
Consumer:
Consumer - home equity	125	130
Consumer - other	—	—
Total	$2,248	$1,908

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

There were no loans modified as TDR’s during the three month periods ended March 31, 2021 and 2020.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments as of December 31, 2019. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

As of March 31, 2021, we had 6 commercial loans aggregating $15.6 million, deferring principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act. Since April 2020, 121 prior modifications aggregating $107 million have returned to full payment status. For further discussion, see Significant Developments Impact of COVID-19 section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following table is an aging analysis of the recorded investment of past due loans as of March 31, 2021 and December 31, 2020:

	(Amounts in thousands)
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days Or				90 Days and
	Past Due	Past Due	Greater	Total Past Due	Current	Total Loans	Accruing
March 31, 2021
Commercial	$—	$—	$889	$889	$99,725	$100,614	$—
Commercial real estate	—	—	521	521	310,690	311,211	—
Residential real estate	45	—	393	438	79,225	79,663	—
Consumer:
Consumer - home equity	—	—	55	55	23,622	23,677	—
Consumer - other	6	—	—	6	3,447	3,453	—
Total	$51	$—	$1,858	$1,909	$516,709	$518,618	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at March 31, 2021 and December 31, 2020. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three months ended March 31, 2021 and 2020.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2021
With no related allowance recorded:
Commercial	$3,714	$4,579	$—
Commercial real estate	2,794	2,794	—
With an allowance recorded:
Commercial	810	810	579
Commercial real estate	—	—	—
Total:
Commercial	$4,524	$5,389	$579
Commercial real estate	$2,794	$2,794	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2020
With no related allowance recorded:
Commercial	$3,774	$4,700	$—
Commercial real estate	2,428	2,428	—
With an allowance recorded:
Commercial	810	810	579
Commercial real estate	—	—	—
Total:
Commercial	$4,584	$5,510	$579
Commercial real estate	$2,428	$2,428	$—

	(Amounts in thousands)
	Three Months Ended
	Average Recorded	Interest Income
	Investment	Recognized
March 31, 2021
With no related allowance recorded:
Commercial	$3,734	$36
Commercial real estate	2,536	35
With an allowance recorded:
Commercial	810	—
Commercial real estate	—	—
Total:
Commercial	$4,544	$36
Commercial real estate	$2,536	$35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
	Three Months Ended
	Average Recorded	Interest Income
	Investment	Recognized
March 31, 2020
With no related allowance recorded:
Commercial	$3,888	$38
Commercial real estate	2,911	42
With an allowance recorded:
Commercial	927	—
Commercial real estate	—	—
Total:
Commercial	$4,815	$38
Commercial real estate	$2,911	$42

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

	Three Months Ended
	March 31,
	2021	2020
Net income (amounts in thousands)	$2,766	$1,371

Weighted average common shares outstanding	4,172,086	4,231,589
Net effect of dilutive common share equivalents	19,524	14,530
Adjusted average shares outstanding-dilutive	4,191,610	4,246,119

Basic earnings per share	$0.66	$0.32
Diluted earnings per share	$0.66	$0.32

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at March 31, 2021 and December 31, 2020 were 1.63% and 1.67%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	March 31,	December 31,
	2021	2020
Commitments to extend credit:
Fixed rate	$43,975	$25,201
Variable rate	78,817	78,706
Standby letters of credit	1,570	3,870

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	March 31,	December 31,
	2021	2020
Overdraft protection available on depositors' accounts	$7,891	$8,010
Balance of overdrafts included in loans	37	137
Average daily balance of overdrafts	291	365
Average daily balance of overdrafts as a percentage of available	3.69%	4.56%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2021, based on the contract values, the Company had three U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $3.6 million. At December 31, 2020 based upon the swap contract values, the Company had four U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with a third-party financial institution with a fair value of $4.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	March 31,	December 31,			March 31,	December 31,
	2021	2020	Interest Rate Paid	Interest Rate Received	2021	2020
Customer interest rate swap
Maturing in 2025	$4,067	$4,167	1 Mo. Libor + Margin	Fixed	$228	$292
Maturing in 2026	1,660	1,694	1 Mo. Libor + Margin	Fixed	67	105
Maturing in 2027	12,801	12,918	1 Mo. Libor + Margin	Fixed	928	1,408
Maturing in 2028	4,946	5,953	1 Mo. Libor + Margin	Fixed	607	958
Maturing in 2029	3,590	3,627	1 Mo. Libor + Margin	Fixed	94	282
Maturing in 2030	—	17,602	1 Mo. Libor + Margin	Fixed	—	646
Maturing in 2032	2,467	2,509	1 Mo. Libor + Margin	Fixed	59	170
Maturing in 2033	1,089	1,095	1 Mo. Libor + Margin	Fixed	66	156
Third party interest rate swap
Maturing in 2030	19,597	—	Fixed	1 Mo. Libor + Margin	331	—
Total	$50,217	$49,565			$2,380	$4,017

Third party interest rate swap
Maturing in 2025	$4,067	$4,167	Fixed	1 Mo. Libor + Margin	$(228)	$(292)
Maturing in 2026	1,660	1,694	Fixed	1 Mo. Libor + Margin	(67)	(105)
Maturing in 2027	12,801	12,918	Fixed	1 Mo. Libor + Margin	(928)	(1,408)
Maturing in 2028	4,946	5,953	Fixed	1 Mo. Libor + Margin	(607)	(958)
Maturing in 2029	3,590	3,627	Fixed	1 Mo. Libor + Margin	(94)	(282)
Maturing in 2030	—	17,602	Fixed	1 Mo. Libor + Margin	—	(646)
Maturing in 2032	2,467	2,509	Fixed	1 Mo. Libor + Margin	(59)	(170)
Maturing in 2033	1,089	1,095	Fixed	1 Mo. Libor + Margin	(66)	(156)
Customer interest rate swap
Maturing in 2030	19,597	—	1 Mo. Libor + Margin	Fixed	(331)	—
Total	$50,217	$49,565			$(2,380)	$(4,017)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2021
Interest rate derivatives	Other assets	$2,380	Other liabilities	$2,380

December 31, 2020
Interest rate derivatives	Other assets	$4,017	Other liabilities	$4,017

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

The following table presents the assets reported on the Consolidated Balance Sheets, on a recurring basis, at their fair value as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		(Amounts in thousands)
		Fair Value Measurements at March 31, 2021 Using
	March 31,
Description	2021	Level 1	Level 2	Level 3
ASSETS
Obligations of states and political subdivisions	$93,233	$—	$93,233	$—
U.S. Government-sponsored mortgage-backed securities	64,873	—	64,873	—
U.S. Government-sponsored collateralized mortgage obligations	4,070	—	4,070	—
U.S. Government-guaranteed small business administration pools	4,967	—	4,967	—
Loans held for sale	6,577	6,577	—	—
Interest rate derivatives	2,380	—	2,380	—

LIABILITIES
Interest rate derivatives	$2,380	$—	$2,380	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		(Amounts in thousands)
		Fair Value Measurements at December 31, 2020 Using
	December 31,
Description	2020	Level 1	Level 2	Level 3
ASSETS
Obligations of states and political subdivisions	$88,081	$—	$88,081	$—
U.S. Government-sponsored mortgage-backed securities	69,596	—	69,596	—
U.S. Government-sponsored collateralized mortgage obligations	4,768	—	4,768	—
U.S. Government-guaranteed small business administration pools	5,430	—	5,430	—
Loans held for sale	6,876	6,876	—	—
Interest rate derivatives	4,017	—	4,017	—

LIABILITIES
Interest rate derivatives	$4,017	$—	$4,017	$—

The following table presents quantitative information about the Level 3 significant inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2021 and December 31, 2020.

	(Amounts in thousands)
	Fair value at March 31,	Valuation	Significant Unobservable
	2021	Technique	Input	Range of Inputs
Impaired loans	$231	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

	(Amounts in thousands)
	Fair value at December 31,	Valuation	Significant Unobservable
	2020	Technique	Input	Range of Inputs
Impaired loans	$231	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments carried at amortized cost are as follows:

	(Amounts in thousands)
	March 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$47,277	$47,277	$—	$—	$47,277
Net loans	512,598	—	—	515,259	515,259
Bank-owned life insurance	21,279	21,279	—	—	21,279
Accrued interest receivable	2,370	2,370	—	—	2,370

LIABILITIES:
Demand, savings and money market deposits	$596,031	$596,031	$—	$—	$596,031
Time deposits	84,280	—	—	85,188	85,188
Securities sold under agreements to repurchase	1,793	1,793	—	—	1,793
Federal Home Loan Bank advances - long term	10,000	—	—	10,208	10,208
Subordinated debt	5,155	—	—	5,149	5,149
Accrued interest payable	211	211	—	—	211

	(Amounts in thousands)
	December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$36,108	$36,108	$—	$—	$36,108
Net loans	550,741	—	—	553,949	553,949
Bank-owned life insurance	21,166	21,166	—	—	21,166
Accrued interest receivable	2,436	2,436	—	—	2,436

LIABILITIES:
Demand, savings and money market deposits	$603,446	$603,446	$—	$—	$603,446
Time deposits	97,064	—	—	98,227	98,227
Securities sold under agreements to repurchase	1,488	1,488	—	—	1,488
Federal Home Loan Bank advances - short term	2,000	—	—	2,002	2,002
Federal Home Loan Bank advances - long term	16,000	—	—	16,326	16,326
Subordinated debt	5,155	—	—	4,938	4,938
Accrued interest payable	283	283	—	—	283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2021 and 2020:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2021		2020
	Unrealized		Unrealized
	gains		gains
	(losses) on	Change in	(losses) on	Change in
	available-	pension and	available-	pension and
	for-sale	postretirement	for-sale	postretirement
	securities (a)	obligations (a)	securities (a)	obligations (a)
Beginning balance	$4,909	$(42)	$1,107	$61
Other comprehensive income (loss) before reclassification	(1,695)	1	1,237	(4)
Amount reclassified from accumulated other comprehensive income or loss	(56)	—	—	—
Total other comprehensive income (loss)	(1,751)	1	1,237	(4)
Ending balance	$3,158	$(41)	$2,344	$57

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

There following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

(Amounts in thousands)
Three Months Ended
March 31,
	2021	2020
	Amount	Amount
	reclassified	reclassified
	from	from	Affected line
	accumulated	accumulated	item in the
	other	other	Consolidated
	comprehensive	comprehensive	Statements
	income or loss (a)	income or loss (a)	of Income
Details about other comprehensive income or loss:
Unrealized gains (losses) on available-for-sale securities	$71	$—	Investment securities available-for-sale gains (losses), net
Tax effect	(15)	—	Federal income tax expense
	$56	$—

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$911	$745
Expense recorded	8	9
Other comprehensive (income) loss recorded	(1)	4
Ending balance	$918	$758

12.) Stock Repurchase Program:

On December 17, 2019, the Company’s Board of Directors approved a new program which allows the Company to purchase up to 200,000 shares, or approximately 4.6% of the 4,323,822 outstanding shares of common stock at December 17, 2019. On March 17, 2020 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the December 17, 2019 plan by 100,000 shares bringing the total to 300,000 shares authorized. This program expired on December 31, 2020. The Company purchased 146,318 shares under this program in calendar 2020, all of which occurred in the three months ended March 31, 2020.  On January 19, 2021, The Company's Board of Directors approved a new program which allows for the Company to repurchase up to 200,000 shares, or approximately 4.7% of the 4,223,153 outstanding shares of common stock at January 19, 2021.  This program will expire on December 31, 2021. The Company purchased 9,724 shares in the three months ended March 31, 2021. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on March 31, 2021, the remaining authorization to repurchase the stock for the program is approximately $4.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.) Securities Sold Under Agreements to Repurchase:

The following table provides additional detail regarding repurchase agreements:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At March 31,	At December 31,
	2021	2020
	Remaining Contractual Maturity
	of the Agreements
	Overnight and	Overnight and
	Continuous	Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$3,807	$4,065
Total collateral carrying value	$3,807	$4,065
Total repurchase agreements	$1,793	$1,488

14.) Equity Compensation:

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first three months of 2021, there were not any grants of stock awarded to employees under the plan, compared to 47,567 shares being granted under the plan in the first three months of 2020. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first three months of 2021 and 2020, compensation expense of $82,000 and $129,000, respectively, was recorded in the Consolidated Statements of Income. As of March 31, 2021, there was $498,000 of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan can vest immediately and/or on the anniversary of the award date from one to three years out if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 21.0 months.

Granted shares are awarded upon a combination of service and achievement of performance objectives derived from one or more of the performance criteria. The main performance metrics used for the periods presented were three-year earnings per share growth and three-year return on equity ranked versus a peer group.

The following is the activity under the Omnibus Equity Plan during the three months ended March 31, 2021:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested at January 1, 2021	51,456	$16.29
Granted	—	—
Vested	(15,853)	15.85
Forfeited	—	—
Nonvested at March 31, 2021	35,603	$16.50

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were not any awards of stock granted to the directors in the first three months of 2021, compared to 2,684 Board approved shares granted under the plan in the first three months of 2020. In the first three months of 2021, there was not any expense recorded in the Consolidated Statements of Income, compared to $43,000 of expense recorded in the first three months of 2020.

Note 15.) Risks and Uncertainties:

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Company's customers. The pandemic and its associated impacts on trade, travel, employee productivity, unemployment and consumer spending has resulted in less economic activity and volatility and disruption in the financial markets. The ultimate extent of the impact of the COVID-19 pandemic on the Company's business, financial condition, and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory, and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees, and vendors. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees, and communities during this difficult time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	March 31, 2021			December 31, 2020			March 31, 2020
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$31,937	$10	0.13%	$23,889	$10	0.17%	$16,158	$56	1.39%
Investment securities (1) (2) (3)	161,695	916	2.27%	167,133	972	2.33%	134,969	927	2.81%
Loans (1) (2) (3)	541,996	6,148	4.57%	547,252	6,030	4.39%	505,861	6,056	4.79%
Total interest-earning assets	735,628	$7,074	3.87%	738,274	$7,012	3.78%	656,988	$7,039	4.30%
Cash and due from banks	7,853			7,458			7,551
Bank premises and equipment	11,623			11,820			11,612
Other assets	44,863			44,371			37,657
Total non-interest-earning assets	64,339			63,649			56,820
Total assets	$799,967			$801,923			$713,808
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$248,010	$158	0.26%	$255,350	$217	0.34%	$215,356	$430	0.80%
Savings	134,465	28	0.08%	126,642	30	0.09%	111,983	27	0.10%
Time	91,244	288	1.28%	98,618	400	1.61%	133,912	639	1.91%
Total interest-bearing deposits	473,719	474	0.41%	480,610	647	0.53%	461,251	1,096	0.95%
Other borrowings	18,112	38	0.85%	22,682	42	0.75%	22,021	88	1.60%
Subordinated debt	5,155	22	1.73%	5,155	23	1.77%	5,155	41	3.12%
Total interest-bearing liabilities	496,986	$534	0.44%	508,447	$712	0.56%	488,427	$1,225	1.01%
Demand deposits	206,168			198,171			131,912
Other liabilities	15,217			16,572			13,876
Shareholders' equity	81,596			78,733			79,593
Total liabilities and shareholders' equity	$799,967			$801,923			$713,808
Net interest income		$6,540			$6,300			$5,814
Net interest rate spread (4)			3.43%			3.22%			3.29%
Net interest margin (5)			3.58%			3.40%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities			1.48			1.45			1.35

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2021 and 2020 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $3,000 and $139,000, respectively, for March 31, 2021, $3,000 and $136,000, respectively, for December 31, 2021; and $2,000 and $107,000, respectively, for March 31, 2020.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	March 31,	December 31,	September 30,	June 30,	March 31,
Unaudited	2021	2020	2020	2020	2020
SUMMARY OF OPERATIONS
Total interest income	$6,932	$6,873	$6,671	$6,618	$6,930
Total interest expense	(534)	(712)	(868)	(1,004)	(1,225)
NET INTEREST INCOME (NII)	6,398	6,161	5,803	5,614	5,705
Provision for loan losses	—	—	(525)	(450)	(600)
NII after loss provision	6,398	6,161	5,278	5,164	5,105
Investment securities gains	71	122	—	18	—
Mortgage banking gains	800	1,119	1,281	900	596
Other income	913	1,127	684	797	856
Total non-interest expense	(4,935)	(5,195)	(4,721)	(4,578)	(4,980)
Income before tax expense	3,247	3,334	2,522	2,301	1,577
Federal income tax expense	481	536	360	369	206
Net income	$2,766	$2,798	$2,162	$1,932	$1,371

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.66	$0.67	$0.51	$0.47	$0.32
Book value	19.25	19.18	18.51	17.94	17.32
Cash dividends declared per share	0.19	0.14	0.14	0.14	0.19

BALANCE SHEET DATA
Assets	$791,705	$821,305	$811,625	$780,017	$712,650
Investments	170,174	170,906	170,608	165,957	133,638
Loans	518,618	556,760	534,146	528,097	482,239
Allowance for loan losses	6,020	6,019	6,045	5,520	5,087
Deposits	680,311	700,510	680,640	648,417	593,256
Borrowings	16,948	24,643	37,243	39,483	30,830
Shareholders' equity	81,096	81,005	78,148	75,772	73,209

AVERAGE BALANCES
Assets	$799,967	$801,923	$809,834	$774,804	$713,808
Investments	161,695	167,133	161,975	144,125	134,969
Loans	535,597	541,319	530,704	521,447	502,398
Deposits	679,887	678,781	677,948	648,287	593,163
Borrowings	23,267	27,837	37,842	34,878	27,176
Shareholders' equity	81,596	78,733	77,048	73,960	79,593

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$1	$(26)	$—	$(17)	$22
Net (charge-offs) recoveries as a percentage of average total loans	—%	(0.02)%	—%	(0.01)%	0.02%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.37%	0.27%	0.36%	0.38%	0.59%
Nonperforming loans	$7,876	$7,628	$7,746	$7,918	$8,230
Total nonperforming assets	$7,876	$7,628	$7,746	$7,918	$8,230
Nonperforming assets as a percentage of:
Total assets	0.99%	0.93%	0.95%	1.02%	1.15%
Equity plus allowance for loan losses	9.04	8.77	9.20	9.74	10.51
Tier I capital	9.49	9.40	9.82	10.26	10.86

FINANCIAL RATIOS
Return on average equity	13.56%	14.22%	11.22%	10.45%	6.89%
Return on average assets	1.38	1.40	1.07	1.00	0.77
Efficiency ratio	59.80	60.79	59.72	61.62	68.54
Effective tax rate	14.81	16.08	14.27	16.04	13.06
Net interest margin	3.58	3.40	3.17	3.21	3.56

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

Significant Developments

Each item listed below materially affects the comparability of our results of operations for the three months ended March 31, 2021 and 2020, and our financial condition as of March 31, 2021 and December 31, 2020, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2021, and can be expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.  Our commercial and consumer banking products and services are offered primarily in Ohio, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020.  In Ohio, the Governor ordered schools to close through the remainder of the school year and ordered many retail establishments to close and imposed limitations on gathering sizes through May 31, 2020.  The Bank remained open during these orders because banks have been identified as essential services, but serving its customers through its drive-ups and Video Teller Machines and in all of its branch offices by appointment only. Beginning in June, the Governor began opening up business in various phases in order to improve economic conditions. At that time, the Bank opened six of its thirteen branches but continued to operate only drive-up services at the others. All branches closed their lobbies again in November 2020 as the virus peaked again. Reopening occurred on February 5, 2021.

Each state has experienced an increase in unemployment levels as a result of the curtailment of business activities, rising from an average of 4.1 percent in Ohio in January 2020 to an average of 17.6 percent in April 2020, according to the Bureau of Labor Statistics. The Ohio unemployment rate in March 2021 was down to 4.7%.

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

•	On January 11, 2021, the window opened for a second round of PPP loans, allotting $285 billion to small businesses. The Bank participated as a lender and had until March 31, 2021 to submit loans on behalf of its customers.

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

•

We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner. The Company approved 419 round one PPP loans totaling $56.3 million for small businesses. The Small Business Administration has forgiven $34.3 million of these loans as of March 31, 2021, with the remaining expected to be forgiven in the second quarter of 2021. During this first quarter of 2021, the Company approved $25 million to 227 small businesses in round two of the PPP loan program. Forgiveness of round two loans is not expected until late 2021 or early 2022.

•

No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely worked from home, but have now begun to phase in on-site. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.  We are also utilizing staggered shifts and/or work days to create more workspace in those operational areas conducive to that type of scheduling.

Loan Modifications.  As of March 31, 2021, we had 6 commercial loans aggregating $15.6 million predominantly in the hotel industry, deferring principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act. Since April 2020, 121 prior modifications aggregating $107 million have returned to full payment status.

The effect of these modifications was captured in the evaluation of the Allowance for Loan Losses.  All of these loans are performing as of quarter end and through this reporting; however, the future performance, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors onto each of the affected segmented balances for allowance purposes.  Among the data used to assign qualitative factors were the stress tests performed on each of the five largest concentrations, the nature and length of the modifications, and observations of the overall COVID impact to the specific industry including:

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

Liquidity and Capital Resources.  As the stay-at-home orders played out in March 2020, the company began a liquidity preservation mode.  With the growing pandemic and all of the uncertainty of its affect on the economy, availability of future liquidity came into question. In late March 2020 and early April 2020, the Company accessed several of its wholesale funding sources in the aggregate of $8 million to begin building liquidity for cautionary purposes.  Also during this time period, the Federal Reserve announced the relaxation of the discount window standards, encouraging member banks to utilize this borrowing resource at any time.  Additionally, the Federal Reserve created the Payroll Protection Program Liquidity Facility (“PPPLF”) designed to directly fund the PPP loans made available to small businesses, essentially availing funding to the Company.  In addition to these federally sponsored programs, the State of Ohio also made funds available through various programs.  The Company did not find it necessary to utilize these programs to any material degree due to the significant deposit growth experienced in 2020. There are no balances outstanding in any of the programs. As of quarter-end March 2021, the Company has availability to its unused wholesale capacity by policy of $168 million.

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of March 31, 2020 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2020. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	March 31,	December 31,	March 31,
	2021	2020	2020
Loans:
Commercial	$100,614	$132,419	$71,969
Commercial real estate	311,211	317,537	299,098
Residential real estate	79,663	79,169	82,870
Consumer - home equity	23,677	24,062	24,779
Consumer - other	3,453	3,573	3,523
Total loans	$518,618	$556,760	$482,239
Total earning assets	$734,243	$760,922	$655,759
Total assets	$791,705	$821,305	$712,650
Deposits:
Noninterest-bearing deposits	$214,801	$198,499	$132,888
Interest-bearing demand deposits	381,230	404,947	324,273
Time deposits	84,280	97,064	136,095
Total deposits	$680,311	$700,510	$593,256
Total interest bearing liabilities	$482,458	$526,654	$491,198

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $734.2 million at March 31, 2021, a decrease of 3.5% from the December 31, 2020 balance of $760.9 million. The decrease from December 31, 2020 was mainly due to a decrease in loans of $38.1 million, a decrease of $732,000 in investment securities available-for-sale and an increase in interest-earning deposits of $12.5 million.  Earning assets increased 12.0% from the March 31, 2020 balance of $655.8 million, which was due mainly to an increase in interest-earning deposits of $3.7 million, an increase in investment securities available-for-sale of $36.5 million, and an increase in loans of $36.4 million. Total assets of $791.7 million at March 31, 2021 decreased by $29.6 million, or 3.6%, from the asset total of $821.3 million at December 31, 2020, and increased $79.1 million, or 11.1%, from the asset total of $712.7 million at March 31, 2020. See below for further analysis of changes in loans.

At March 31, 2021, the investment securities available-for-sale portfolio was $167.1 million compared to $167.9 million at December 31, 2020, a decrease of $732,000, or less than 0.5%. Investment securities available-for-sale represented 22.8% of earning assets at March 31, 2021, compared to 22.1% at December 31, 2020. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore can reflect variation in balances accordingly. The investment securities available-for-sale portfolio represented 24.6% and 24.0% of each deposit dollar at March 31, 2021 and December 31, 2020, respectively.

The investment securities available-for-sale portfolio had net unrealized gains, net of tax, of $3.2 million at March 31, 2021 and net unrealized gains, net of tax of $4.9 million at December 31, 2020. The decrease in unrealized gains is reflective of the increase in certain interest rates during 2021 and its effect on securities valuation.

Loans held for sale decreased by $299,000 to $6.6 million at March 31, 2021 from $6.9 million at December 31, 2020, reflecting variation of the mortgage loan processing and origination activity.

Total loans at March 31, 2021 were $518.6 million compared to $556.8 million at December 31, 2020, a 6.9% decrease, and $482.2 million at March 31, 2020, a 7.5% increase. Year-end loan balances included 60-day or less term commercial loans totaling $24.1 million that closed in 2020 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2021. Excluding these seasonal loans at December 31, 2020, total loans actually decreased $14.0 million, or 2.6% through March 31, 2021. PPP loan originations offset the effect of PPP forgiveness. With falling interest rates, numerous commercial customers paid off loan balances to take advantage of capital markets. In the current and previous quarter, commercial loan payoffs totaled $12 million and $9.5 million, respectively. Additionally, efforts from the lending staff have shifted focus on servicing existing borrowers impacted by COVID-19 versus prospecting for new loans. Total gross loans as a percentage of earning assets stood at 70.6% as of March 31, 2021, 73.2% as of December 31, 2020, and 73.5% as of March 31, 2020. The total loan-to-deposit ratio was 76.2% at March 31, 2021, 79.5% at December 31, 2020 and 81.3% March 31, 2020.

The allowance for loan losses of $6.0 million at March 31, 2021 and December 31, 2020, and $5.1 million at March 31, 2020 represented approximately 1.16% of outstanding loans at March 31, 2021, 1.08% at December 31, 2020 and 1.05% at March 31, 2020. Excluding the fully guaranteed PPP loans, the allowance was 1.28% of loans at March 31, 2021. The elevated level of the allowance is a reflection of the effect of the COVID-19 pandemic on the borrowers of the Company. See Analysis of Provision for Loan Losses.

During the first three months, loan charge-offs were $38,000 in 2021 compared to $37,000 for the same period in 2020, while the recovery of previously charged-off loans amounted to $39,000 in 2021 and $59,000 in 2020. This resulted in net recoveries of $1,000 in  2021 and $22,000 in 2020, which represented 2 basis points. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $2.2 million at March 31, 2021 and March 31, 2020, $1.9 million at December 31, 2020, and $2.1 million at March 31, 2020 or 0.4%, 0.3% and 0.4%, respectively, of total loans.

Bank-owned life insurance had a cash surrender value of $21.3 million at March 31, 2021 and $21.2 million at December 31, 2020 Comprising approximately 23.9% and 24.3% of Tier 1 capital plus the allowance for loan losses for March 31, 2021 and December 31, 2020, respectively, management may consider additional insurance purchases not to exceed a 25% guideline.

Other assets decreased to $22.3 million at March 31, 2021 from $23.8 million at December 31, 2020. As of March 31, 2021, a $4.9 million investment in partnership funds is included in other assets compared to $5.1 million at December 31, 2020, with an offsetting $2.3 million at March 31, 2021 and December 31, 2020 in other liabilities, which is the commitment to fund these affordable housing investments. A partnership investment of $8.5 million and $8.3 million into a privately managed pooled fund of small business administration loans is included in other assets at March 31, 2021 and at December 31, 2020, respectively. Both of these investments are intended to satisfy Community Reinvestment Act requirements. Also included in other assets is $1.7 million in fair value of commercial loan swaps at March 31, 2021 and $4.0 million at December 31, 2020 with a equal amount in other liabilities.

Noninterest-bearing deposits measured $214.8 million at March 31, 2021 compared to $198.5 million at December 31, 2020 and $132.9 million at March 31, 2020. Much of the $16.3 million, or 8.2%, increase from year-end relates to government aid to our customers in the form of PPP loans to commercial customers and stimulus checks to consumers. Interest-bearing deposits decreased $36.5 million to $465.5 million at March 31, 2021 from $502.0 million at December 31, 2020 and increased $5.1 million from $460.4 million at March 31, 2020. The decrease in interest-bearing deposits from year end reflects segregated money market deposit accounts with the Bank which fully collateralized $24.1 million in 60-day or less term commercial loans that closed in 2020. The loans matured and the deposits withdrew in the first quarter of 2021. Absent the collateral deposits, interest-bearing deposits decreased $12.4 million, or 2.3%, during the first three months of 2021, most of which was wholesale deposits no longer needed.

Federal Home Loan Bank advances and short-term borrowings decreased by $7.7 million to $11.8 million at March 31, 2021 from $19.5 million at December 31, 2020, reflecting the Company's early payoff of $6 million. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Wholesale deposits, when cheaper than FHLB funds, are sometimes used in lieu of borrowings. Other liabilities measured $13.4 million at March 31, 2021 and $15.1 million at December 31, 2020. Included is the operating lease liability, the commitment to fund the affordable housing investments and fair value of swaps described above.

The Company’s total shareholders’ equity measured $81.1 million at March 31, 2021 and $81.0 million on December 31, 2020. The Company’s capital continues to meet the requirements to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.19 per share were paid to shareholders in the first three months of 2021 and 2020 (including a special dividend of $.05 in both periods).

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

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve Board, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks meet certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (CBLR) framework if it has less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%.  The final rule adopts tier 1 capital and the existing leverage ratio into the CBLR framework.  The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and current expected credit loss (CECL) methodology transitions rules as of the compliance dates of those rules.  Qualifying institutions that elect to use the CBLR framework (each, a CBLR Bank) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements.  Each CBLR Bank will not be required to calculate or report risk based capital.  A CBLR Bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk based capital rule. The Company did not elect the option of using the CBLR framework to measure capital adequacy as of March 31, 2021.

At March 31, 2021 and December 31, 2020, actual capital levels and minimum required levels were:

	(Dollars in thousands)
			Minimum required		To be well-capitalized under
			for capital adequacy		prompt corrective action
	Actual		purposes		regulations
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$77,980	13.88%	$25,288	4.5%	N/A	N/A
Bank	74,385	13.31%	25,146	4.5%	$36,322	6.5%
Tier 1 capital (to risk-weighted assets)
Company	82,980	14.77%	33,717	6.0%	N/A	N/A
Bank	74,385	13.31%	33,528	6.0%	44,704	8.0%
Total capital (to risk-weighted assets)
Company	89,084	15.85%	44,956	8.0%	N/A	N/A
Bank	86,489	15.48%	44,704	8.0%	55,880	10.0%
Tier 1 capital (to average assets)
Company	82,980	10.45%	31,759	4.0%	N/A	N/A
Bank	74,385	9.41%	31,618	4.0%	39,523	5.0%

	(Dollars in thousands)
			Minimum required		To be well-capitalized under
			for capital adequacy		prompt corrective action
	Actual		purposes		regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$76,138	13.15%	$26,054	4.5%	N/A	N/A
Bank	72,671	12.62%	25,912	4.5%	$37,428	6.5%
Tier 1 capital (to risk-weighted assets)
Company	81,138	14.01%	34,739	6.0%	N/A	N/A
Bank	72,671	12.62%	34,549	6.0%	46,065	8.0%
Total capital (to risk-weighted assets)
Company	87,241	15.07%	46,319	8.0%	N/A	N/A
Bank	84,774	14.72%	46,065	8.0%	57,581	10.0%
Tier 1 capital (to average assets)
Company	81,138	10.20%	31,816	4.0%	N/A	N/A
Bank	72,671	9.18%	31,679	4.0%	39,599	5.0%

The Company had $5.0 million of trust preferred securities at both March 31, 2021 and December 31, 2020 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at March 31, 2021 and December 31, 2020.

Certain Non-GAAP Measures

Certain financial information can be determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, certain financial measures are based on core earnings rather than net income. Core earnings exclude income, expense, gains and losses that either are not reflective of ongoing operations or that are not expected to reoccur with any regularity or reoccur with a high degree of uncertainty and volatility. Included in the volatile category is the loan loss provision and Federal income tax expense, while gains on Bank-owned life insurance are considered nonrecurring when such gains are present. Such information may be useful to both investors and management and can aid them in understanding the Company’s current performance trends and financial condition. Core earnings are a supplemental tool for analysis and not a substitute for GAAP net income. Reconciliation from GAAP net income to the non-GAAP measure of core earnings can be referenced as part of management’s discussion and analysis of financial condition and results of operations.

Core earnings of $3.2 million for the three months ended March 31, 2021 was 49.2% higher than the same period in 2020, and 2.6% lower on a linked quarter basis. Driving the results are the continuous improvement in net interest income, supplemented by the growing, but seasonal gains on mortgage loans sold. Full discussion of results follows.

	(Amounts in thousands)
	Three Months Ended
	March 31, 2021	March 31, 2020	December 31, 2020
GAAP net income	$2,766	$1,371	$2,798
Provision for loan losses	—	600	—
Federal income tax expense	481	206	536
Pre-tax, pre-provision income	$3,247	$2,177	$3,334

Analysis of Net Interest Income

	(Amounts in thousands)
	Three months ended
	March 31,
	2021	2020
Net interest income	$6,398	$5,705
Tax equivalent income adjustment for investment securities	139	107
Tax equivalent income adjustment for loans	3	2
Net interest income on a fully taxable equivalent basis	$6,540	$5,814
Interest and dividends on investment securities	$777	$820
Tax equivalent income adjustment for investment securities	139	107
Investment securities income on a fully taxable equivalent basis	$916	$927
Interest and fees on loans	$6,145	$6,054
Tax equivalent income adjustment for loans	3	2
Loan income on a fully taxable equivalent basis	$6,148	$6,056

Three Months Ended March 31, 2021 and 2020

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $6.5 million for the quarter ended March 31, 2021 and $5.8 million for the quarter ended March 31, 2020. The resulting net interest margin was 3.58% for March 31, 2021 and 3.56% for March 31, 2020.

The increase in interest income, on a fully taxable equivalent basis, of $35,000 is the product of a 12.0% year-over-year increase in average earning assets and a 43 basis point decrease in yield. The decrease in interest expense of $691,000 was a product of a 57 basis point decrease in rates paid and a 1.8% increase in average interest-bearing liabilities. The net result was a 12.5% increase in net interest income on a fully taxable equivalent basis, and a 2 basis point increase in the Company’s net interest margin on an asset base that grew 12.0%.

On a fully taxable equivalent basis, income on investment securities decreased by $11,000, or 1.2%. The average invested balances in these securities increased by $26.7 million, or 19.8%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 54 basis point decrease in the tax equivalent yield of the portfolio. The increase in balances is a result of investing excess liquidity relating to growing deposit balances from pandemic-related aid. These investment purchases were made in a lower interest rate environment, driving down the composite yield, but providing income on otherwise sterile funds. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans increased by $92,000, or 1.5%, for the March 31, 2021 period compared to the same period in 2020. A $36.1 million increase in the average balance of the loan portfolio, or 7.1%, was accompanied by a 22 basis point decrease in the portfolio’s tax equivalent yield. The three rate decreases in the latter half of 2019 by the Federal Open Market Committee (FOMC) aggregating to 75 basis points, in addition to the two rate reductions in the first quarter of 2020 for another 150 basis points has steadily pulled the offering rates of new loan production downward. Strong competition for good credits has also applied downward pressure on offering rates. The commercial loan portfolio housed the majority of the net increase in balances mainly consisting of PPP loans.

Other interest income decreased by $46,000, or 82.1%, from the same period a year ago. The average balance of interest-earning deposits increased by $15.8 million, or 97.7%. The yield decreased by 126 basis points from 2020 to 2021, reflecting the aggregate net decreases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity, but mindful of the possible reversal of recent deposit growth.

Average interest-bearing demand deposits and money market accounts increased by $32.7 million, or 15.2%, for the quarter ended March 31, 2021 compared to the same period of 2020, while average savings balances increased by $22.5 million, or 20.1%. The average rate paid on interest-bearing demand deposits and money market accounts decreased 54 basis points from 2020 to 2021 to 0.26%, reflecting the expiration of promotional specials offered during 2019 and  2020. The average rate paid on savings accounts was 0.08% and 0.10% for the quarters ended March 31, 2021 and 2020. The average balance of time deposit products decreased by $42.7 million, or 31.9%, as the average rate paid decreased by 63 basis points, from 1.91% to 1.28%. The current low-rate environment offers little opportunity for time deposit customers, resulting in a shift into demand accounts. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources. Due to higher customer deposits, brokered and other wholesale sources have been paid down.

Average borrowings and subordinated debt decreased by $3.9 million or 14.4% while the average rate paid decreased by 85 basis points. As higher cost borrowings matured, the borrowings that remained were at lower rates, and the new borrowings were obtained at lower rates as well . Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. In the current low rate environment, wholesale and borrowing rates can reprice lower, while deposit rates may show modest decline. In October 2020, the Company utilized a portion of its excess liquidity to pay off $8 million of advances from the FHLB and in March 2021 the Company again paid off $6 million in advances to utilize a portion of its excess liquidity. The average rate on the advances paid off in October 2020 was 2.62%, and 0.78% in March 2021, both of which resulted in a reduction in the average cost of borrowings prospectively.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended March 31, 2021 and March 31, 2020

During the first three months of both 2021 and 2020, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as changes in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2021 and 2020, and has not experienced significant deterioration in any loan type other than the hotel industry, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. All other past due loans, potential problem loans, as well as loans on non-accrual have all been stable. Over one-third of the hotel portfolio is currently deferring principle and/or interest payments under COVID-19 modifications. During 2020, the Company classified two of these credits totaling $9.4 million as substandard. With loan to values averaging 44%, the loans are not considered impaired, but have been allocated qualitative factors commensurate with the associated risk. There was no provision for loan losses for the three months ended March 31, 2021, compared to a $600,000 provision for loan losses for the three months ended March 31, 2020. The decreased provision for the three months ended March 31, 2021, compared to the same time period in 2020, was due to the majority of COVID-related loan modifications returning to full payment status. Allocated reserves to these loans were essentially freed up for reallocation to segments still subject to risk uncertainty, specifically the hotel industry. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the unknown ongoing impact of the COVID-19 pandemic.

Total non-interest income increased by $332,000, or 22.9%, for the three months ended March 31, 2021 compared to March 31, 2020.

For the first three months of 2021, fees for customer services decreased by $35,000, or 6.5%, from the same period a year ago, driven by fewer customer fee-driven transactions on deposit accounts. Mortgage banking gains increased by $204,000 in 2021 compared to 2020, reflective of the increase in refinances of existing loans resulting from the decline in interest rates. Earnings on bank-owned life insurance increased by $20,000. Other sources of non-interest income increased by $143,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first three months were $4.9 million in 2021 compared to $5.0 million in 2020, a decrease of $45,000 or 0.9%. During the first three months of 2021, expenditures for salaries and employee benefits increased by $78,000, or 2.8%, from the similar period a year ago, reflecting annual merit increases.

Occupancy and equipment decreased by $40,000, reflecting the partial closure of branches due to the pandemic. Professional fees decreased by $84,000. All other expense categories varied by $1,000 or less than 0.1%, in the aggregate.

The effective tax rate for the first three months was 14.8% in 2021 and 13.1% in 2020, resulting in income tax expense of $481,000 in 2021 and $206,000 in 2020. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	March 31,
	2021		2020
	Balance	%	Balance	%
Provision at statutory rate	$682	21.0	$331	21.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(42)	(1.3)	(16)	(1.0)
Non-taxable interest income	(119)	(3.7)	(98)	(6.2)
Low income housing tax credits	(52)	(1.6)	(35)	(2.2)
Non-deductible expenses	12	0.4	24	1.5
Federal income tax expense	$481	14.8	$206	13.1

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $5.9 million in the first three months of 2021, which annualized represents 13.9% of the total combined portfolio, compared to $6.7 million, or 19.6%, of the portfolio a year ago. The current low interest rate environment generally increases prepayment speeds on mortgage-backed securities. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the IntraFi Network, formerly known as Promontory Interfinancial Network which offered Certificate of Deposit Account Registry Service (CDARS ®) program and the Insured Cash Sweep (ICS) program. The CDARS ® product is now rebranded as IntraFi Funding and the ICS program is now renamed IntraFi Network Deposits.  Through IntraFi Funding the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through IntraFi Network Deposits, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also execute “one-way buy” transactions wherein deposits are taken in on a non-reciprocal basis through a weekly bidding process. At  March 31, 2021, the Bank had $6.5 million of deposits in the IntraFi Funding program, of which none was executed as one-way buy transactions and the Bank had $14.9 million of deposits in the IntraFi Network Deposit money market program, of which none was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal IntraFi products are no longer considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At March 31, 2021, the Bank had approximately $27.3 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $3.7 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $38.8 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 25% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At March 31, 2021, there was $3.0 million in outstanding balances in wholesale deposits including internet-based deposits, with access to an additional $167.0 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of March 31, 2021. Unpledged securities of $99.0 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

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

In addition to the Federal Reserve Bank’s actions, the FHLB offered interest free six-month advances for COVID-19 related liquidity needs, with normal collateral posted up to $5 million per institution.  The Treasurer of the State of Ohio offered to open interest-bearing deposit accounts in Ohio banks at a rate of .02% (currently), fully collateralized up to a six-month term.  The Company qualified for $17 million and entered into the six month program in July 2020 with the the six month term expiring in  January 2021. The Company experienced significant deposit growth during the pandemic, which minimized usage of these government-sponsored programs.

Based upon the accommodations described above, the Bank has substantial liquidity available, over and above normal channels, to address any future needs emanating from the current pandemic.

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at March 31, 2021 is $9.5 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $316,000 at March 31, 2021 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $47.3 million at March 31, 2021 compared to $43.1 million at March 31, 2020 and $36.1 million at December 31, 2020 The Company strives to be fully invested, minimizing on balance sheet liquidity, however, higher liquidity levels have been maintained during the Pandemic as a precautionary measure.

The following table details the cash flow from operating activities for the three months ended:

	(Amounts in thousands)
	March 31,
	2021	2020
Net income	$2,766	$1,371
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	814	595
Provision for loan losses	—	600
Investment securities available-for-sale (gains) losses, net	(71)	—
Originations of mortgage banking loans held for sale	(28,221)	(15,721)
Proceeds from the sale of mortgage banking loans	29,320	16,496
Mortgage banking gains, net	(800)	(596)
Earnings on bank-owned life insurance	(113)	(93)
Equity compensation	82	172
Changes in:
Deferred taxes	(174)	(115)
Other assets and liabilities	343	(553)
Net cash flow from operating activities	$3,946	$2,156

Key variations stem from: 1) In the three months ended March 31, 2021 net income was $1.4 million higher than the same period in 2020 driven by lower provision for loan losses and higher mortgage banking gains. 2) Mortgage banking activity increased substantially due to historic low interest rates. 3) Equity compensation decreased primarily due to variation in vesting periods. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2021 and 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Company’s Form 10-K for the year ended December 31, 2020.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock.

The following table shows information relating to the repurchase of shares of the Company’s common stock during the quarter ended March 31, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
January	—	$—	—	200,000
February	1,128	19.81	1,128	198,872
March	8,596	21.21	8,596	190,276
Total	9,724	$21.05	9,724	190,276

*

On January 19, 2021, the Company’s Board of Directors approved a new program which allows the Company to purchase up to 200,000 shares, or approximately 4.7% of the 4,223,153 outstanding shares of common stock at January 19, 2021.  This program will expire on December 31, 2021.

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

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

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

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: May 13, 2021
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: May 13, 2021
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)