Form 10-Q
period 2021-06-30
CORTLAND BANCORP INC
filed 2021-08-05
CIK 774569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TITLE OF CLASS	SHARES OUTSTANDING
Common Stock, No Par Value	4,256,187 Shares July 30, 2021

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$8,839	$9,728
Interest-earning deposits	64,426	26,380
Total cash and cash equivalents	73,265	36,108
Investment securities available-for-sale (Note 3)	171,313	167,875
Regulatory stock (Note 3)	3,031	3,031
Loans held for sale	3,519	6,876
Total loans (Note 4)	491,986	556,760
Less allowance for loan losses (Note 4)	(5,979)	(6,019)
Net loans	486,007	550,741
Premises and equipment	11,263	11,693
Bank-owned life insurance	21,394	21,166
Other assets	23,206	23,815
Total assets	$792,998	$821,305

LIABILITIES
Noninterest-bearing deposits	$222,527	$198,499
Interest-bearing deposits	455,106	502,011
Total deposits	677,633	700,510
Securities sold under agreements to repurchase (Note 13)	2,897	1,488
Federal Home Loan Bank advances - short term	—	2,000
Federal Home Loan Bank advances - long term	10,000	16,000
Subordinated debt (Note 7)	5,155	5,155
Other liabilities	14,090	15,147
Total liabilities	709,775	740,300

SHAREHOLDERS’ EQUITY
Common stock - $5.00 stated value - authorized 20,000,000 shares; issued 4,728,267 shares in 2021 and 2020; outstanding shares, 4,256,187 in 2021 and 4,223,153 in 2020	23,641	23,641
Additional paid-in capital	21,087	21,238
Retained earnings	45,185	41,863
Accumulated other comprehensive income (Note 10)	3,892	4,867
Treasury stock, at cost, 472,080 shares in 2021 and 505,114 in 2020	(10,582)	(10,604)
Total shareholders’ equity	83,223	81,005
Total liabilities and shareholders’ equity	$792,998	$821,305

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$5,820	$5,767	$11,965	$11,821
Interest and dividends on investment securities:
Taxable interest	187	306	386	643
Nontaxable interest	578	507	1,142	974
Dividends	21	24	35	40
Other interest income	16	14	26	70
Total interest and dividend income	6,622	6,618	13,554	13,548
INTEREST EXPENSE
Deposits	366	883	840	1,979
Securities sold under agreements to repurchase	1	2	2	3
Federal Home Loan Bank advances - short term	—	4	4	4
Federal Home Loan Bank advances - long term	23	88	56	175
Subordinated debt	21	27	43	68
Total interest expense	411	1,004	945	2,229
Net interest income	6,211	5,614	12,609	11,319
PROVISION FOR LOAN LOSSES	—	450	—	1,050
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,211	5,164	12,609	10,269
NON-INTEREST INCOME
Fees for customer services	541	493	1,048	1,035
Investment securities available-for-sale gains (losses), net	(15)	18	56	18
Mortgage banking gains, net	714	900	1,514	1,496
Earnings on bank-owned life insurance	115	95	228	188
Other non-interest income	110	209	403	430
Total non-interest income	1,465	1,715	3,249	3,167
NON-INTEREST EXPENSES
Salaries and employee benefits	2,758	2,463	5,602	5,229
Occupancy and equipment	615	659	1,221	1,305
State and local taxes	167	152	327	298
FDIC insurance	48	47	88	53
Professional fees	219	282	437	584
Advertising and marketing	85	35	156	92
Data processing fees	85	69	151	141
Merger expenses	263	—	263	—
Other operating expenses	1,142	871	2,072	1,856
Total non-interest expenses	5,382	4,578	10,317	9,558
INCOME BEFORE FEDERAL INCOME TAX EXPENSE	2,294	2,301	5,541	3,878
Federal income tax expense	297	369	778	575
NET INCOME	$1,997	$1,932	$4,763	$3,303
EARNINGS PER SHARE BASIC AND DILUTED	$0.48	$0.47	$1.14	$0.79
CASH DIVIDENDS DECLARED PER SHARE	$0.15	$0.14	$0.34	$0.33

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
Net income	$1,997	$1,932	$4,763	$3,303
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	961	1,521	(1,184)	3,088
Tax effect	(201)	(320)	249	(650)
Reclassification adjustment for net (gains) losses in net income	15	(18)	(56)	(18)
Tax effect	(3)	4	12	4
Total securities available-for-sale	772	1,187	(979)	2,424
Change in post-retirement obligations	3	(7)	4	(11)
Total other comprehensive income (loss)	775	1,180	(975)	2,413
Total comprehensive income	$2,772	$3,112	$3,788	$5,716

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
COMMON STOCK
Balance	$23,641	$23,641	$23,641	$23,641

ADDITIONAL PAID IN CAPITAL
Beginning balance	21,018	21,314	21,238	21,266
Equity compensation	69	(245)	(151)	(197)
Ending Balance	21,087	21,069	21,087	21,069

RETAINED EARNINGS
Beginning balance	43,826	36,745	41,863	36,187
Net income	1,997	1,932	4,763	3,303
Cash dividend declared, $0.15 and $0.34 and $0.14 and $0.33 per share for three and six months ended June 30, 2021 and 2020	(638)	(592)	(1,441)	(1,405)
Ending balance	45,185	38,085	45,185	38,085

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning balance	3,117	2,401	4,867	1,168
Other comprehensive (loss) income	775	1,180	(975)	2,413
Ending balance	3,892	3,581	3,892	3,581

TREASURY STOCK
Beginning balance	(10,506)	(10,892)	(10,604)	(7,924)
Treasury shares purchased (8,314 and 4,602 shares purchased during the three months ended June 30, 2021 and 2020, respectively and 18,038 and 150,920 for the six months ended 2021 and 2020, respectively)	(188)	(62)	(392)	(3,154)
Equity compensation	112	350	414	474
Ending balance	(10,582)	(10,604)	(10,582)	(10,604)
TOTAL SHAREHOLDERS' EQUITY	$83,223	$75,772	$83,223	$75,772

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

CORTLAND BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2021	2020
Net cash flow from operating activities	$10,345	$6,340
Cash flow (deficit) from investing activities
Purchases of available-for-sale securities	(32,348)	(38,074)
Proceeds from sale of available-for-sale securities	15,055	2,611
Proceeds from call, maturity and principal payments on available-for-sale securities	11,484	11,008
Purchases of regulatory stock	—	(196)
Net decrease (increase) in loans made to customers	64,734	(9,376)
Contributions to partnership funds	(791)	(381)
Purchases of premises and equipment	(21)	(532)
Net cash flow (deficit) from investing activities	58,113	(34,940)
Cash (deficit) flow from financing activities
Net (decrease) increase in deposit accounts	(22,877)	30,036
Net change in securities sold under agreements to repurchase	1,409	1,406
Net change in Federal Home Loan Bank advances - short term	(2,000)	7,000
Repayments of Federal Home Loan Bank advances - long term	(6,000)	(6,000)
Proceeds from Federal Home Loan Bank advances - long term	—	6,000
Dividends paid	(1,441)	(1,405)
Treasury shares purchased	(392)	(3,154)
Net cash (deficit) flow from financing activities	(31,301)	33,883
Net change in cash and cash equivalents	37,157	5,283
Cash and cash equivalents
Beginning of period	36,108	27,815
End of period	$73,265	$33,098
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$950	$—
Interest	$1,065	$2,333
Increase in ROU asset	$—	$205
Increase in lease liability	$—	$205

See accompanying notes to the unaudited consolidated financial statements of Cortland Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.) Basis of Presentation and Reclassifications:

The accompanying unaudited consolidated financial statements of Cortland Bancorp (the Company) and the Cortland Savings and Banking Company (the Bank) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2020, included in our Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission. The accompanying Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which requires an entity to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.  An entity should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease.  Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate.  For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years.  For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022.  All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

The regulatory stock is carried at cost (its redeemable value) and the Company is required to hold such investments as a condition of membership in order to transact business with the Federal Home Loan Bank (FHLB) of Cincinnati and the Federal Reserve Bank (FRB). The stock is bought from and sold to the correspondent institutions based upon its par value. The stock cannot be traded or sold in any market and as such is classified as restricted stock, carried at cost (its redeemable value) and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB and FRB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB and FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and FRB and (d) the liquidity position of the FHLB and FRB. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of investment securities available-for-sale and regulatory stock:

	(Amounts in thousands)
		Gross	Gross
		Unrealized	Unrealized
June 30, 2021	Amortized Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$90,491	$4,874	$107	$95,258
U.S. Government-sponsored mortgage-backed securities	65,474	493	473	65,494
U.S. Government-sponsored collateralized mortgage obligations	5,630	66	2	5,694
U.S. Government-guaranteed small business administration pools	4,743	126	2	4,867
Total investment securities available-for-sale	$166,338	$5,559	$584	$171,313
Federal Home Loan Bank (FHLB) stock	$2,805	$—	$—	$2,805
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$3,031	$—	$—	$3,031

	(Amounts in thousands)
		Gross	Gross
		Unrealized	Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$83,007	$5,074	$—	$88,081
U.S. Government-sponsored mortgage-backed securities	68,677	1,015	96	69,596
U.S. Government-sponsored collateralized mortgage obligations	4,680	91	3	4,768
U.S. Government-guaranteed small business administration pools	5,298	132	—	5,430
Total investment securities available-for-sale	$161,662	$6,312	$99	$167,875
Federal Home Loan Bank (FHLB) stock	$2,805	$—	$—	$2,805
Federal Reserve Bank (FRB) stock	226	—	—	226
Total regulatory stock	$3,031	$—	$—	$3,031

The amortized cost and fair value of debt securities at June 30, 2021, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Amounts in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	4,743	4,867
Due after five years through ten years	386	420
Due after ten years	90,105	94,838
Total	95,234	100,125
U.S. Government-sponsored mortgage-backed and related securities	71,104	71,188
Total investment securities available-for-sale	$166,338	$171,313

The table below sets forth the proceeds, gains and losses realized on available for sale securities sold or called for the periods ended June 30, 2021 and June 30, 2020.

	(Amounts in thousands)		(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Proceeds on securities sold	$2,855	$2,611	$15,055	$2,611
Gross realized gain	86	27	180	27
Gross realized losses	101	9	124	9

Investment securities with a carrying value of approximately $65.1 million at  June 30, 2021 and $74.3 million at December 31, 2020 were pledged to secure deposits and for other purposes. The remaining securities provide an adequate level of liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the fair value of available-for-sale securities with unrealized losses and an aging of those unrealized losses at June 30, 2021:

	(Amounts in thousands)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$8,757	$107	$—	$—	$8,757	$107
U.S. Government-sponsored mortgage-backed securities	32,764	421	2,758	52	35,522	473
U.S. Government-sponsored collateralized mortgage obligations	—	—	472	2	472	2
U.S. Government-guaranteed small business administration pools	623	2	—	—	623	2
Total	$42,144	$530	$3,230	$54	$45,374	$584

The above table comprises 23 investment securities where the fair value is less than the related amortized cost.

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

The unrealized losses at June 30, 2021 on the Company’s investments were caused by changes in market rates and related spreads. It is expected that the securities would not be settled at less than the amortized cost of the Company’s investment because the decline in fair value is attributable to changes in interest rates and relative spreads and not credit quality. Also, the Company does not intend to sell those investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.) Loans and Allowance for Loan Losses:

The Company, through the Bank, grants residential, consumer and commercial loans to customers located primarily in Northeastern Ohio and Western Pennsylvania.

The following represents the composition of the loan portfolio for the period ending:

	(Amounts in thousands)
	June 30, 2021		December 31, 2020
	Balance	%	Balance	%
Commercial	$80,864	16.4	$132,419	23.8
Commercial real estate	301,910	61.4	317,537	57.0
Residential real estate	81,448	16.6	79,169	14.2
Consumer - home equity	24,205	4.9	24,062	4.3
Consumer - other	3,559	0.7	3,573	0.7
Total loans	$491,986	100.0	$556,760	100.0

During 2020, the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration ("SBA"). The PPP provides loans to small businesses who were affected by economic conditions as a result of the Coronavirus Disease 2019 ("COVID-19") pandemic to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. During 2020, the Company originated $56.3 million in PPP loans. During the first six months of 2021, the Company originated another $23.4 million of second round PPP loans. As of December 31, 2020 and June 30, 2021, the Company had outstanding principal balances of $45.3 million and $28.0 million, respectively. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received $948,000 in fees associated with the processing of the 2021 loans and $2.2 million for the 2020 loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. Upon forgiveness of the loans, unrecognized fee income is recorded immediately. Fee income related to forgiveness was $390,000 and $890,000 for the three and six months ended June 30, 2021, and none for the comparable periods in 2020.

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

The following is an analysis of changes in the allowance for loan losses for the periods ended:

Three Months Ended

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2021	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,574	$3,869	$375	$100	$102	$6,020
Loan charge-offs	(31)	(1)	—	—	(22)	(54)
Recoveries	—	—	—	—	13	13
Net loan recoveries (charge-offs)	(31)	(1)	—	—	(9)	(41)
Provision charged to operations	191	(162)	—	(25)	(4)	—
Balance at end of period	$1,734	$3,706	$375	$75	$89	$5,979

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2020	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,851	$2,594	$401	$103	$138	$5,087
Loan charge-offs	—	—	—	—	(59)	(59)
Recoveries	—	—	—	1	41	42
Net loan recoveries (charge-offs)	—	—	—	1	(18)	(17)
Provision charged to operations	(19)	451	—	(3)	21	450
Balance at end of period	$1,832	$3,045	$401	$101	$141	$5,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2021	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,897	$3,526	$375	$101	$120	$6,019
Loan charge-offs	(31)	(1)	—	—	(60)	(92)
Recoveries	—	—	—	1	51	52
Net loan recoveries (charge-offs)	(31)	(1)	—	1	(9)	(40)
Provision charged to operations	(132)	181	—	(27)	(22)	—
Balance at end of period	$1,734	$3,706	$375	$75	$89	$5,979

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2020	Commercial	real estate	real estate	home equity	other	Total
Balance at beginning of period	$1,756	$2,130	$334	$104	$141	$4,465
Loan charge-offs	(1)	—	—	—	(95)	(96)
Recoveries	—	19	25	1	56	101
Net loan recoveries (charge-offs)	(1)	19	25	1	(39)	5
Provision charged to operations	77	896	42	(4)	39	1,050
Balance at end of period	$1,832	$3,045	$401	$101	$141	$5,520

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

The following tables present a full breakdown by portfolio classification of the allowance for loan losses and the recorded investment in loans at  June 30, 2021 and December 31, 2020:

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
June 30, 2021	Commercial	real estate	real estate	home equity	other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,155	3,706	375	75	89	5,400
Total ending allowance balance	$1,734	$3,706	$375	$75	$89	$5,979
Loan Portfolio:
Individually evaluated for impairment	$4,384	$2,302	$—	$—	$—	$6,686
Collectively evaluated for impairment	76,480	299,608	81,448	24,205	3,559	485,300
Total ending loans balance	$80,864	$301,910	$81,448	$24,205	$3,559	$491,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)
		Commercial	Residential	Consumer -	Consumer -
December 31, 2020	Commercial	real estate	real estate	home equity	other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$579	$—	$—	$—	$—	$579
Collectively evaluated for impairment	1,318	3,526	375	101	120	5,440
Total ending allowance balance	$1,897	$3,526	$375	$101	$120	$6,019
Loan Portfolio:
Individually evaluated for impairment	$4,584	$2,428	$—	$—	$—	$7,012
Collectively evaluated for impairment	127,835	315,109	79,169	24,062	3,573	549,748
Total ending loans balance	$132,419	$317,537	$79,169	$24,062	$3,573	$556,760

The decrease in commercial loan balances from year-end was due in part to 60-day or less term commercial loans for a total of $24.1 million that closed in 2020 and were fully secured by segregated deposit accounts with the Bank. The loans matured in the first quarter of 2021. Also contributing to the decrease in commercial loan balances is the forgiveness of loans granted under the PPP during the first six months of 2021.

The following tables represent credit exposures by internally assigned grades for June 30, 2021 and December 31, 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of credit quality indicators by internally assigned grades as of June 30, 2021 and December 31, 2020:

	(Amounts in thousands)
	Commercial	Commercial real estate
June 30, 2021
Pass	$68,819	$273,148
Special Mention	1,308	12,565
Substandard	10,737	16,197
Ending Balance	$80,864	$301,910

	(Amounts in thousands)
	Commercial	Commercial real estate
December 31, 2020
Pass	$119,689	$285,086
Special Mention	2,506	15,453
Substandard	10,224	16,998
Ending Balance	$132,419	$317,537

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

The following table is a summary of consumer credit exposure as of June 30, 2021 and December 31, 2020:

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
June 30, 2021
Performing	$81,317	$24,082	$3,559
Nonperforming	131	123	—
Total	$81,448	$24,205	$3,559

	(Amounts in thousands)
	Residential real estate	Consumer - home equity	Consumer - other
December 31, 2020
Performing	$78,684	$23,932	$3,573
Nonperforming	485	130	—
Total	$79,169	$24,062	$3,573

Loans are considered to be nonperforming when they become 90 days past due or on nonaccrual status, though the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table is a summary of classes of loans on non-accrual status as of June 30, 2021 and December 31, 2020:

	(Amounts in thousands)
	June 30,	December 31,
	2021	2020
Commercial	$810	$889
Commercial real estate	342	404
Residential real estate	131	485
Consumer:
Consumer - home equity	123	130
Consumer - other	—	—
Total	$1,406	$1,908

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

There were no loans modified as TDR’s during the three and six months ended June 30, 2021 and 2020.

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

As of June 30, 2021, we had 6 commercial loans aggregating $15.6 million, deferring principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act. Since April 2020, 121 prior modifications aggregating $107 million have returned to full payment status. For further discussion, see Significant Developments Impact of COVID-19 section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following table is an aging analysis of the recorded investment of past due loans as of June 30, 2021 and December 31, 2020:

	(Amounts in thousands)
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days Or				90 Days and
	Past Due	Past Due	Greater	Total Past Due	Current	Total Loans	Accruing
June 30, 2021
Commercial	$—	$—	$810	$810	$80,054	$80,864	$—
Commercial real estate	491	—	69	560	301,350	301,910	—
Residential real estate	40	341	109	490	80,958	81,448	—
Consumer:
Consumer - home equity	—	—	55	55	24,150	24,205	—
Consumer - other	7	—	—	7	3,552	3,559	—
Total	$538	$341	$1,043	$1,922	$490,064	$491,986	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment and unpaid principal balances for impaired loans, excluding homogenous loans for which impaired analyses are not necessarily performed, with the associated allowance amount, if applicable, at June 30, 2021 and December 31, 2020. Also presented are the average recorded investments in the impaired balances and interest income recognized after impairment for the three and six months ended June 30, 2021 and 2020.

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2021
With no related allowance recorded:
Commercial	$3,574	$4,301	$—
Commercial real estate	2,302	2,302	—
With an allowance recorded:
Commercial	810	810	579
Commercial real estate	—	—	—
Total:
Commercial	$4,384	$5,111	$579
Commercial real estate	$2,302	$2,302	$—

	(Amounts in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2020
With no related allowance recorded:
Commercial	$3,774	$4,700	$—
Commercial real estate	2,428	2,428	—
With an allowance recorded:
Commercial	810	810	579
Commercial real estate	—	—	—
Total:
Commercial	$4,584	$5,510	$579
Commercial real estate	$2,428	$2,428	$—

	(Amounts in thousands)		(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
June 30, 2021
With no related allowance recorded:
Commercial	$3,647	$36	$3,691	$72
Commercial real estate	2,478	35	2,507	70
With an allowance recorded:
Commercial	810	—	810	—
Commercial real estate	—	—	—	—
Total:
Commercial	$4,457	$36	$4,501	$72
Commercial real estate	$2,478	$35	$2,507	$70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	(Amounts in thousands)		(Amounts in thousands)
	Three Months Ended		Six Months Ended
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
June 30, 2020
With no related allowance recorded:
Commercial	$3,826	$40	$3,857	$78
Commercial real estate	2,723	40	2,817	82
With an allowance recorded:
Commercial	812	—	869	—
Commercial real estate	—	—	—	—
Total:
Commercial	$4,638	$40	$4,726	$78
Commercial real estate	$2,723	$40	$2,817	$82

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (amounts in thousands)	$1,997	$1,932	$4,763	$3,303

Weighted average common shares outstanding	4,177,030	4,168,073	4,174,572	4,199,831
Net effect of dilutive common share equivalents	13,576	4,191	15,652	13,466
Adjusted average shares outstanding-dilutive	4,190,606	4,172,264	4,190,224	4,213,297

Basic earnings per share	$0.48	$0.47	$1.14	$0.79
Diluted earnings per share	$0.48	$0.47	$1.14	$0.79

7.) Subordinated Debt:

In July 2007, a trust formed by the Company issued $5.0 million of floating rate trust preferred securities as part of a pooled offering of such securities due December 2037. The Company owns all $155,000 of the common securities issued by the trust. The securities bear interest at the 3-month LIBOR rate plus 1.45%. The rates at June 30, 2021 and December 31, 2020 were 1.57% and 1.67%, respectively. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust preferred offering. The debentures represent the sole assets of this trust. The Company may redeem the subordinated debentures, in whole or in part, at par.

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

The following table is a summary of such contractual commitments:

	(Amounts in thousands)
	June 30,	December 31,
	2021	2020
Commitments to extend credit:
Fixed rate	$45,117	$25,201
Variable rate	86,360	78,706
Standby letters of credit	1,219	3,870

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

The following table is a summary of overdraft protection for the periods indicated:

	(Amounts in thousands)
	June 30,	December 31,
	2021	2020
Overdraft protection available on depositors' accounts	$7,749	$8,010
Balance of overdrafts included in loans	67	137
Average daily balance of overdrafts	198	365
Average daily balance of overdrafts as a percentage of available	2.56%	4.56%

Customer Derivatives - Interest Rate Swaps/Floors – The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third party are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2021, based on the contract values, the Company had three U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with the third party financial institution at a fair value of $3.2 million. At December 31, 2020 based upon the swap contract values, the Company had four U.S. Government-sponsored mortgage-backed securities pledged for collateral on its interest rate swaps with a third-party financial institution with a fair value of $4.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary information regarding these derivatives is presented below:

	(Amounts in thousands)
	Notional Amount				Fair Value
	June 30,	December 31,			June 30,	December 31,
	2021	2020	Interest Rate Paid	Interest Rate Received	2021	2020
Customer interest rate swap
Maturing in 2025	$3,967	$4,167	1 Mo. Libor + Margin	Fixed	$213	$292
Maturing in 2026	1,627	1,694	1 Mo. Libor + Margin	Fixed	68	105
Maturing in 2027	12,685	12,918	1 Mo. Libor + Margin	Fixed	992	1,408
Maturing in 2028	4,883	5,953	1 Mo. Libor + Margin	Fixed	644	958
Maturing in 2029	3,554	3,627	1 Mo. Libor + Margin	Fixed	154	282
Maturing in 2030	5,642	17,602	1 Mo. Libor + Margin	Fixed	191	646
Maturing in 2032	2,424	2,509	1 Mo. Libor + Margin	Fixed	92	170
Maturing in 2033	1,082	1,095	1 Mo. Libor + Margin	Fixed	102	156
Third party interest rate swap
Maturing in 2030	13,740	—	Fixed	1 Mo. Libor + Margin	124	—
Total	$49,604	$49,565			$2,580	$4,017

Third party interest rate swap
Maturing in 2025	$3,967	$4,167	Fixed	1 Mo. Libor + Margin	$(213)	$(292)
Maturing in 2026	1,627	1,694	Fixed	1 Mo. Libor + Margin	(68)	(105)
Maturing in 2027	12,685	12,918	Fixed	1 Mo. Libor + Margin	(992)	(1,408)
Maturing in 2028	4,883	5,953	Fixed	1 Mo. Libor + Margin	(644)	(958)
Maturing in 2029	3,554	3,627	Fixed	1 Mo. Libor + Margin	(154)	(282)
Maturing in 2030	5,642	17,602	Fixed	1 Mo. Libor + Margin	(191)	(646)
Maturing in 2032	2,424	2,509	Fixed	1 Mo. Libor + Margin	(92)	(170)
Maturing in 2033	1,082	1,095	Fixed	1 Mo. Libor + Margin	(102)	(156)
Customer interest rate swap
Maturing in 2030	13,740	—	1 Mo. Libor + Margin	Fixed	(124)	—
Total	$49,604	$49,565			$(2,580)	$(4,017)

The following table presents the fair values of derivative instruments in the balance sheet:

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2021
Interest rate derivatives	Other assets	$2,580	Other liabilities	$2,580

December 31, 2020
Interest rate derivatives	Other assets	$4,017	Other liabilities	$4,017

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

The following table presents the assets reported on the Consolidated Balance Sheets, on a recurring basis, at their fair value as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		(Amounts in thousands)
		Fair Value Measurements at June 30, 2021 Using
	June 30,
Description	2021	Level 1	Level 2	Level 3
ASSETS
Obligations of states and political subdivisions	$95,258	$—	$95,258	$—
U.S. Government-sponsored mortgage-backed securities	65,494	—	65,494	—
U.S. Government-sponsored collateralized mortgage obligations	5,694	—	5,694	—
U.S. Government-guaranteed small business administration pools	4,867	—	4,867	—
Loans held for sale	3,519	3,519	—	—
Interest rate derivatives	2,580	—	2,580	—

LIABILITIES
Interest rate derivatives	$2,580	$—	$2,580	$—

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

The following table presents quantitative information about the Level 3 significant inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2021 and December 31, 2020.

	(Amounts in thousands)
	Fair value at June 30,	Valuation	Significant Unobservable
	2021	Technique	Input	Range of Inputs
Impaired loans	$231	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

	(Amounts in thousands)
	Fair value at December 31,	Valuation	Significant Unobservable
	2020	Technique	Input	Range of Inputs
Impaired loans	$231	Appraisal of Collateral	Appraisal Adjustments	(76)%
			Liquidation Expenses	(10)%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts and fair values of the Company’s financial instruments carried at amortized cost are as follows:

	(Amounts in thousands)
	June 30, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$73,265	$73,265	$—	$—	$73,265
Net loans	486,007	—	—	487,664	487,664
Bank-owned life insurance	21,394	21,394	—	—	21,394
Accrued interest receivable	2,383	2,383	—	—	2,383

LIABILITIES:
Demand, savings and money market deposits	$611,961	$611,961	$—	$—	$611,961
Time deposits	65,672	—	—	66,426	66,426
Securities sold under agreements to repurchase	2,897	2,897	—	—	2,897
Federal Home Loan Bank advances - long term	10,000	—	—	10,195	10,195
Subordinated debt	5,155	—	—	5,149	5,149
Accrued interest payable	163	163	—	—	163

	(Amounts in thousands)
	December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
ASSETS:
Cash and cash equivalents	$36,108	$36,108	$—	$—	$36,108
Net loans	550,741	—	—	553,949	553,949
Bank-owned life insurance	21,166	21,166	—	—	21,166
Accrued interest receivable	2,436	2,436	—	—	2,436

LIABILITIES:
Demand, savings and money market deposits	$603,446	$603,446	$—	$—	$603,446
Time deposits	97,064	—	—	98,227	98,227
Securities sold under agreements to repurchase	1,488	1,488	—	—	1,488
Federal Home Loan Bank advances - short term	2,000	—	—	2,002	2,002
Federal Home Loan Bank advances - long term	16,000	—	—	16,326	16,326
Subordinated debt	5,155	—	—	4,938	4,938
Accrued interest payable	283	283	—	—	283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.) Accumulated Other Comprehensive Income (Loss):

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six months ended June 30, 2021 and 2020:

	(Amounts in thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)	Unrealized gains (losses) on available-for-sale securities (a)	Change in pension and postretirement obligations (a)
Beginning balance	$3,158	$(41)	$2,344	$57	$4,909	$(42)	$1,107	$61
Other comprehensive income (loss) before reclassification	760	3	1,201	(7)	(935)	4	2,438	(11)
Amount reclassified from accumulated other comprehensive income or loss	12	—	(14)	—	(44)	—	(14)	—
Total other comprehensive income (loss)	772	3	1,187	(7)	(979)	4	2,424	(11)
Ending balance	$3,930	$(38)	$3,531	$50	$3,930	$(38)	$3,531	$50

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	Amount reclassified from accumulated other comprehensive income or loss (a)	Amount reclassified from accumulated other comprehensive income or loss (a)	Amount reclassified from accumulated other comprehensive income or loss (a)	Amount reclassified from accumulated other comprehensive income or loss (a)	Affected line item in the Consolidated Statements of Income
Details about other comprehensive income or loss:
Unrealized gains (losses) on available-for-sale securities	$(15)	$18	$56	$18	Investment securities available-for-sale gains (losses), net
Tax effect	3	(4)	(12)	(4)	Federal income tax expense
	$(12)	$14	$44	$14

11.) Post-Retirement Obligations:

The Company accrues for the monthly benefit expense of post-retirement cost of insurance for split dollar life insurance coverage. The following table presents the changes in the accumulated liability:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$918	$758	$911	$745
Expense recorded	10	9	18	18
Other comprehensive (income) loss recorded	(3)	7	(4)	11
Ending balance	$925	$774	$925	$774

12.) Stock Repurchase Program:

On December 17, 2019, the Company’s Board of Directors approved a new program which allows the Company to purchase up to 200,000 shares, or approximately 4.6% of the 4,323,822 outstanding shares of common stock at December 17, 2019. On March 17, 2020 the Company’s Board of Directors approved an increase in the number of shares authorized for repurchase under the December 17, 2019 plan by 100,000 shares bringing the total to 300,000 shares authorized. This program expired on December 31, 2020. The Company purchased 146,318 shares under this program in calendar 2020, all of which occurred in the three months ended March 31, 2020.  On January 19, 2021, the Company's Board of Directors approved a new program which allows for the Company to repurchase up to 200,000 shares, or approximately 4.7% of the 4,223,153 outstanding shares of common stock at January 19, 2021.  This program will expire on December 31, 2021. The Company purchased 14,149 shares in the six months ended June 30, 2021. Repurchased shares are designated as treasury shares, available for general corporate purposes, including possible use in connection with the Company’s dividend reinvestment program, employee benefit plans, acquisitions or other distributions. Based on the value of the Company’s stock on June 30, 2021, the remaining authorization to repurchase the stock for the program is approximately $5.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.) Securities Sold Under Agreements to Repurchase:

The following table provides additional detail regarding repurchase agreements:

	(Amounts in thousands)
	Repurchase Agreements (Sweep)
	Accounted for as Secured Borrowings
	At June 30,	At December 31,
	2021	2020
	Remaining Contractual Maturity
	of the Agreements
	Overnight and	Overnight and
	Continuous	Continuous
Repurchase agreements:
U.S. Government-sponsored mortgage-backed securities	$5,152	$4,065
Total collateral carrying value	$5,152	$4,065
Total repurchase agreements	$2,897	$1,488

14.) Equity Compensation:

The Omnibus Equity Plan permits the award of up to 340,000 shares to the Company’s employees to promote the long-term financial success of the Company, increasing shareholder value by providing employees the opportunity to acquire an ownership interest in the Company and enabling the Company and its related entities to attract and retain the services of those upon whom the successful conduct of business depends. In the first six months of 2021, there were 49,125 grants of stock awarded to employees under the plan, compared to 47,567 shares being granted under the plan in the first six months of 2020. The Company is expensing the grant date fair value of all share-based compensation over the requisite vesting periods on a prorated straight-line basis.  In the first six months of 2021 and 2020, compensation expense of $218,000 and $234,000, respectively, was recorded in the Consolidated Statements of Income. As of June 30, 2021, there was $1.5 million of total unrecognized compensation expense related to the non-vested shares granted under the Plan. Shares awarded under this plan can vest immediately and/or on the anniversary of the award date from one to three years out if the employee remains employed with Cortland Bancorp. The remaining cost is expected to be recognized over a weighted average period of 28.6 months.

Granted shares are awarded upon a combination of service and achievement of performance objectives derived from one or more of the performance criteria. The main performance metrics used for the periods presented were three-year earnings per share growth and three-year return on equity ranked versus a peer group.

The following is the activity under the Omnibus Equity Plan during the six months ended June 30, 2021:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested at January 1, 2021	51,456	$16.29
Granted	49,125	23.00
Vested	(19,742)	17.04
Forfeited	—	—
Nonvested at June 30, 2021	80,839	$20.18

The Director Equity Plan permits the award of up to 113,000 shares to nonemployee directors to promote the long-term financial success of the Company, increasing shareholder value by enabling the Company and its related entities to attract and retain the services of those directors upon whom the successful conduct of business depends.  There were 1,947 Board approved shares granted under the plan to the directors in the first six months of 2021, compared to 2,684 Board approved shares granted under the plan in the first six months of 2020. In the first six months of 2021, there was $45,000 of expense recorded in the Consolidated Statements of Income, compared to $43,000 of expense recorded in the first six months of 2020.

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

Note 16.) Business Combination:

On June 22, 2021, the Company entered into an agreement and plan of merger with Farmers National Banc Corp (“Farmers”), wherein The Cortland Savings and Banking Company will merge with and into The Farmers National Bank of Canfield, a wholly owned subsidiary of Farmers. This transaction is subject to receipt of Cortland shareholder approval and customary regulatory approvals and is expected to close during the fourth quarter of 2021.

Pursuant to the terms of the Merger Agreement each common share, without par value, of Cortland shares issued and outstanding will have the right to receive, without interest, $28.00 in cash or 1.75 common shares of Farmers, without par value. Shares converted to Farmers common shares are limited to 75% of the number of Cortland common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	YEAR-TO-DATE AS OF
	June 30, 2021			June 30, 2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$47,635	$26	0.11%	$30,933	$70	0.45%
Investment securities (1) (2) (3)	166,257	1,847	2.22%	139,547	1,882	2.70%
Loans (1) (2) (3)	527,452	11,972	4.56%	515,887	11,824	4.59%
Total interest-earning assets	741,344	$13,845	3.75%	686,367	$13,776	4.02%
Cash and due from banks	7,995			7,509
Bank premises and equipment	11,513			11,886
Other assets	43,344			38,544
Total non-interest-earning assets	62,852			57,939
Total assets	$804,196			$744,306
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$248,157	$301	0.24%	$217,123	$761	0.70%
Savings	139,187	60	0.09%	114,325	56	0.10%
Time	83,652	479	1.15%	134,793	1,162	1.73%
Total interest-bearing deposits	470,996	840	0.36%	466,241	1,979	0.85%
Other borrowings	15,388	62	0.82%	25,872	182	1.40%
Subordinated debt	5,155	43	1.68%	5,155	68	2.63%
Total interest-bearing liabilities	491,539	$945	0.39%	497,268	$2,229	0.90%
Demand deposits	216,481			154,483
Other liabilities	14,241			15,778
Shareholders' equity	81,935			76,777
Total liabilities and shareholders' equity	$804,196			$744,306
Net interest income		$12,900			$11,547
Net interest rate spread (4)			3.36%			3.12%
Net interest margin (5)			3.49%			3.37%
Ratio of interest-earning assets to interest-bearing liabilities			1.51			1.38

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2021 and 2020 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $7,000 and $284,000, respectively, for June 30, 2021, and $3,000 and $225,000, respectively, for June 30, 2020.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (UNAUDITED)

	(Fully taxable equivalent basis in thousands of dollars)
	QUARTER-TO-DATE AS OF
	June 30, 2021			March 31, 2021			June 30, 2020
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning deposits	$63,161	$16	0.10%	$31,937	$10	0.13%	$45,708	$14	0.12%
Investment securities (1) (2) (3)	170,770	931	2.18%	161,695	916	2.27%	144,125	955	2.64%
Loans (1) (2) (3)	513,067	5,824	4.55%	541,996	6,148	4.57%	525,913	5,768	4.39%
Total interest-earning assets	746,998	$6,771	3.63%	735,628	$7,074	3.87%	715,746	$6,737	3.77%
Cash and due from banks	8,134			7,853			7,466
Bank premises and equipment	11,405			11,623			12,161
Other assets	41,843			44,863			39,431
Total non-interest-earning assets	61,382			64,339			59,058
Total assets	$808,380			$799,967			$774,804
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits	$248,302	$143	0.23%	$248,010	$158	0.26%	$218,889	$331	0.61%
Savings	143,857	32	0.09%	134,465	28	0.08%	116,666	29	0.10%
Time	76,142	191	1.01%	91,244	288	1.28%	135,677	523	1.54%
Total interest-bearing deposits	468,301	366	0.31%	473,719	474	0.41%	471,232	883	0.75%
Other borrowings	12,696	24	0.76%	18,112	38	0.85%	29,723	94	1.26%
Subordinated debt	5,155	21	1.63%	5,155	22	1.73%	5,155	27	2.12%
Total interest-bearing liabilities	486,152	$411	0.34%	496,986	$534	0.44%	506,110	$1,004	0.80%
Demand deposits	226,680			206,168			177,055
Other liabilities	13,278			15,217			17,679
Shareholders' equity	82,270			81,596			73,960
Total liabilities and shareholders' equity	$808,380			$799,967			$774,804
Net interest income		$6,360			$6,540			$5,733
Net interest rate spread (4)			3.29%			3.43%			2.97%
Net interest margin (5)			3.41%			3.58%			3.21%
Ratio of interest-earning assets to interest-bearing liabilities			1.54			1.48			1.41

(1)	Includes both taxable and tax-exempt loans and investment securities.
(2)

The amounts are presented on a fully taxable equivalent basis using the statutory rate of 21% in 2021 and 2020 and have been adjusted to reflect the effect of disallowed interest expenses related to carrying tax-exempt assets. The tax equivalent income adjustment for loans and investment securities was $4,000 and $145,000, respectively, for June 30, 2021, $3,000 and $139,000, respectively, for March 31, 2021; and $1,000 and $118,000, respectively, for June 30, 2020.

(3)

Average balance outstanding includes the average amount outstanding of all non-accrual investment securities and loans. Investment securities consist of average total principal adjusted for amortization of premium and accretion of discount and includes both taxable and tax-exempt securities. Loans consist of average total loans, including loans held for sale, less average unearned income.

(4)	Interest rate spread represents the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is calculated by dividing net interest income by total interest-earning assets.

SELECTED FINANCIAL DATA FOR THE QUARTER ENDED

(In thousands of dollars, except for ratios and per share amounts)

	June 30,	March 31,	December 31,	September 30,	June 30,
Unaudited	2021	2021	2020	2020	2020
SUMMARY OF OPERATIONS
Total interest income	$6,622	$6,932	$6,873	$6,671	$6,618
Total interest expense	(411)	(534)	(712)	(868)	(1,004)
NET INTEREST INCOME (NII)	6,211	6,398	6,161	5,803	5,614
Provision for loan losses	—	—	—	(525)	(450)
NII after loss provision	6,211	6,398	6,161	5,278	5,164
Investment securities gains	(15)	71	122	—	18
Mortgage banking gains	714	800	1,119	1,281	900
Other income	766	913	1,127	684	797
Total non-interest expense	(5,382)	(4,935)	(5,195)	(4,721)	(4,578)
Income before tax expense	2,294	3,247	3,334	2,522	2,301
Federal income tax expense	297	481	536	360	369
Net income	$1,997	$2,766	$2,798	$2,162	$1,932

PER COMMON SHARE DATA (1)
Earnings per share, basic and diluted	$0.48	$0.66	$0.67	$0.51	$0.47
Book value	19.55	19.25	19.18	18.51	17.94
Cash dividends declared per share	0.15	0.19	0.14	0.14	0.14

BALANCE SHEET DATA
Assets	$792,998	$791,705	$821,305	$811,625	$780,017
Investments	174,344	170,174	170,906	170,608	165,957
Loans	491,986	518,618	556,760	534,146	528,097
Allowance for loan losses	5,979	6,020	6,019	6,045	5,520
Deposits	677,633	680,311	700,510	680,640	648,417
Borrowings	18,052	16,948	24,643	37,243	39,483
Shareholders' equity	83,223	81,096	81,005	78,148	75,772

AVERAGE BALANCES
Assets	$808,380	$799,967	$801,923	$809,834	$774,804
Investments	170,770	161,695	167,133	161,975	144,125
Loans	508,978	535,597	541,319	530,704	521,447
Deposits	694,981	679,887	678,781	677,948	648,287
Borrowings	17,851	23,267	27,837	37,842	34,878
Shareholders' equity	82,270	81,596	78,733	77,048	73,960

ASSET QUALITY RATIOS
Net (charge-offs) recoveries	$(41)	$1	$(26)	$—	$(17)
Net (charge-offs) recoveries as a percentage of average total loans	(0.03)%	—%	(0.02)%	—%	(0.01)%
Loans 30 days or more beyond their contractual due date as a percent of total loans	0.39%	0.37%	0.27%	0.36%	0.38%
Nonperforming loans	$6,941	$7,876	$7,628	$7,746	$7,918
Total nonperforming assets	$6,941	$7,876	$7,628	$7,746	$7,918
Nonperforming assets as a percentage of:
Total assets	0.88%	0.99%	0.93%	0.95%	1.02%
Equity plus allowance for loan losses	7.78	9.04	8.77	9.20	9.74
Tier I capital	8.23	9.49	9.40	9.82	10.26

FINANCIAL RATIOS
Return on average equity	9.71%	13.56%	14.22%	11.22%	10.45%
Return on average assets	0.99	1.38	1.40	1.07	1.00
Efficiency ratio	68.65	59.80	60.79	59.72	61.62
Effective tax rate	12.95	14.81	16.08	14.27	16.04
Net interest margin	3.41	3.58	3.40	3.17	3.21

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

Recent Developments

Business Combination

On June 22, 2021, the Company entered into an agreement and plan of merger with Farmers National Banc Corp (“Farmers”), wherein The Cortland Savings and Banking Company will merge with and into The Farmers National Bank of Canfield, a wholly owned subsidiary of Farmers. This transaction is subject to receipt of Cortland shareholder approval and customary regulatory approvals and is expected to close during the fourth quarter of 2021.

Pursuant to the terms of the Merger Agreement each common share, without par value, of Cortland shares issued and outstanding will have the right to receive, without interest, $28.00 in cash or 1.75 common shares of Farmers, without par value. Shares converted to Farmers common shares are limited to 75% of the number of Cortland common shares outstanding.

Impact of COVID-19

Each item listed below materially affects the comparability of our results of operations for the three and six months ended June 30, 2021 and 2020, and our financial condition as of June 30, 2021 and December 31, 2020, and may affect the comparability of financial information we report in future fiscal periods.

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the six months ended June 30, 2021, and can be expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

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

Each state has experienced an increase in unemployment levels as a result of the curtailment of business activities, rising from an average of 4.1 percent in Ohio in January 2020 to an average of 17.6 percent in April 2020, according to the Bureau of Labor Statistics. The Ohio unemployment rate in June 2021 was 5.0%.

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

Policy and Regulatory Developments.  Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•

The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 – 0.25%, and has maintained this range through June 30, 2021.

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

•

We are a participating lender in the PPP. We believe it is our responsibility as a community bank to assist the SBA in the distribution of funds authorized under the CARES Act to our customers and communities, which we are carrying out in a prudent and responsible manner. The Company approved 419 round one PPP loans totaling $56.3 million for small businesses. The Small Business Administration has forgiven $51.7 million of these loans as of June 30, 2021, with the remaining expected to be forgiven in the third quarter of 2021. During the first quarter of 2021, the Company approved $23.4 million to 227 small businesses in round two of the PPP loan program. Forgiveness of round two loans is not expected until late 2021 or early 2022.

•	No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely worked from home, but have now phased in on-site.

Loan Modifications.  As of June 30, 2021, we had 6 commercial loans aggregating $15.6 million predominantly in the hotel industry, deferring principal and/or interest for periods ranging from 90 to 180 days.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the guidelines of the CARES Act. Since April 2020, 121 prior modifications aggregating $107 million have returned to full payment status.

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

Liquidity and Capital Resources.  As the stay-at-home orders played out in March 2020, the company began a liquidity preservation mode.  With the growing pandemic and all of the uncertainty of its affect on the economy, availability of future liquidity came into question. In late March 2020 and early April 2020, the Company accessed several of its wholesale funding sources in the aggregate of $8 million to begin building liquidity for cautionary purposes.  Also during this time period, the Federal Reserve announced the relaxation of the discount window standards, encouraging member banks to utilize this borrowing resource at any time.  Additionally, the Federal Reserve created the Payroll Protection Program Liquidity Facility (“PPPLF”) designed to directly fund the PPP loans made available to small businesses, essentially availing funding to the Company.  In addition to these federally sponsored programs, the State of Ohio also made funds available through various programs.  The Company did not find it necessary to utilize these programs to any material degree due to the significant deposit growth experienced in 2020. There are no balances outstanding in any of the programs. As of quarter-end June 2021, the Company has availability to its unused wholesale capacity by policy of $167 million.

Analysis of Assets, Liabilities and Shareholders’ Equity

Due to the seasonality of the loan and deposit balances in the year-end balance sheet, a comparison of June 30, 2020 is included in the analysis of assets and liabilities, in addition to the usual comparison to December 31, 2020. The following table contains the loan and deposit balances referenced in the discussions:

	(Amounts in thousands)
	June 30,	December 31,	June 30,
	2021	2020	2020
Loans:
Commercial	$80,864	$132,419	$122,608
Commercial real estate	301,910	317,537	296,690
Residential real estate	81,448	79,169	80,651
Consumer - home equity	24,205	24,062	24,300
Consumer - other	3,559	3,573	3,848
Total loans	$491,986	$556,760	$528,097
Total earning assets	$734,275	$760,922	$723,578
Total assets	$792,998	$821,305	$780,017
Deposits:
Noninterest-bearing deposits	$222,527	$198,499	$186,211
Interest-bearing demand deposits	389,434	404,947	339,757
Time deposits	65,672	97,064	122,449
Total deposits	$677,633	$700,510	$648,417
Total interest bearing liabilities	$473,158	$526,654	$501,689

Earning assets are comprised of deposits at financial institutions, including the Federal Reserve Bank, investment securities and loans. Earning assets were $734.3 million at June 30, 2021, a decrease of 3.5% from the December 31, 2020 balance of $760.9 million. The decrease from December 31, 2020 was mainly due to a decrease in loans of $64.8 million, an increase of $3.4 million in investment securities available-for-sale and an increase in interest-earning deposits of $38.0 million.  Earning assets increased 1.5% from the June 30, 2020 balance of $723.6 million, which was due mainly to an increase in interest-earning deposits of $39.5 million, an increase in investment securities available-for-sale of $8.4 million, and a decrease in loans of $36.1 million. Total assets of $793.0 million at June 30, 2021 decreased by $28.3 million, or 3.4%, from the asset total of $821.3 million at December 31, 2020, and increased $13.0 million, or 1.7%, from the asset total of $780.0 million at June 30, 2020. See below for further analysis of changes in loans.

At June 30, 2021, the investment securities available-for-sale portfolio was $171.3 million compared to $167.9 million at December 31, 2020, an increase of $3.4 million, or 2.0%. Investment securities available-for-sale represented 23.3% of earning assets at June 30, 2021, compared to 22.1% at December 31, 2020. As the Company manages its balance sheet for loan growth, asset mix, liquidity and current interest rates and interest rate forecasts, the investment portfolio is a primary source of liquidity and therefore can reflect variation in balances accordingly. The investment securities available-for-sale portfolio represented 25.3% and 24.0% of each deposit dollar at June 30, 2021 and December 31, 2020, respectively.

The investment securities available-for-sale portfolio had net unrealized gains, net of tax, of $3.9 million at June 30, 2021 and net unrealized gains, net of tax of $4.9 million at December 31, 2020. The decrease in unrealized gains is reflective of the increase in certain interest rates during 2021 and its effect on securities valuation.

Loans held for sale decreased by $3.4 million to $3.5 million at June 30, 2021 from $6.9 million at December 31, 2020, reflecting variation of the mortgage loan processing and origination activity.

Total loans at June 30, 2021 were $492.0 million compared to $556.8 million at December 31, 2020, an 11.6% decrease, and $528.1 million at June 30, 2020, a 6.8% decrease. Year-end loan balances included 60-day or less term commercial loans totaling $24.1 million that closed in 2020 and were fully secured by segregated deposit accounts with the Bank, and matured in the first quarter of 2021. Excluding these seasonal loans at December 31, 2020, total loans actually decreased $40.7 million, or 7.6% through June 30, 2021 essentially representing the PPP loan forgiveness. With falling interest rates, numerous commercial customers paid off loan balances to take advantage of capital markets. In the current and previous quarter, commercial loan payoffs totaled $19.9 million and $12.0 million, respectively. Additionally, efforts from the lending staff have shifted focus on servicing existing borrowers impacted by COVID-19 versus prospecting for new loans. Total gross loans as a percentage of earning assets stood at 67.0% as of June 30, 2021, 73.2% as of December 31, 2020, and 73.0% as of June 30, 2020. The total loan-to-deposit ratio was 72.6% at June 30, 2021, 79.5% at December 31, 2020 and 81.4% June 30, 2020.

The allowance for loan losses of $6.0 million at June 30, 2021 and December 31, 2020, and $5.1 million at June 30, 2020 represented approximately 1.22% of outstanding loans at June 30, 2021, 1.08% at December 31, 2020 and 1.05% at June 30, 2020. Excluding the fully guaranteed PPP loans, the allowance was 1.29% of loans at June 30, 2021. The elevated level of the allowance is a reflection of the effect of the COVID-19 pandemic on the borrowers of the Company. See Analysis of Provision for Loan Losses.

During the first six months, loan charge-offs were $92,000 in 2021 compared to $96,000 for the same period in 2020, while the recovery of previously charged-off loans amounted to $52,000 in 2021 and $101,000 in 2020. This resulted in net charge-offs of $40,000 in 2021 and net recoveries $5,000 in 2020, representing 2 basis points of average loans in 2021 and zero basis points of average loans in 2020. Charge-offs of specific problem loans, as well as for smaller balance homogeneous loans, are recorded periodically during the year. The number of loan accounts and the amount of charge-offs associated with account balances vary from period to period as loans are deemed uncollectible by management. Nonaccrual loans were $1.4 million at June 30, 2021, $1.9 million at December 31, 2020, and $2.1 million at June 30, 2020 or 0.3%, 0.3% and 0.4%, respectively, of total loans.

Bank-owned life insurance had a cash surrender value of $21.4 million at June 30, 2021 and $21.2 million at December 31, 2020, comprising approximately 23.7% and 24.3% of Tier 1 capital plus the allowance for loan losses for June 30, 2021 and December 31, 2020, respectively. Management may consider additional insurance purchases not to exceed a 25% capital guideline.

Other assets decreased to $23.2 million at June 30, 2021 from $23.8 million at December 31, 2020. As of June 30, 2021, a $4.8 million investment in partnership funds is included in other assets compared to $5.1 million at December 31, 2020, with an offsetting $1.6 million and $2.3 million, respectively, at June 30, 2021 and December 31, 2020 in other liabilities, which is the commitment to fund these affordable housing investments. A partnership investment of $8.5 million and $8.3 million into a privately managed pooled fund of small business administration loans is included in other assets at June 30, 2021 and at December 31, 2020, respectively. Both of these investments are intended to satisfy Community Reinvestment Act requirements. Also included in other assets is $2.6 million in fair value of commercial loan swaps at June 30, 2021 and $4.0 million at December 31, 2020 with an equal amount in other liabilities.

Noninterest-bearing deposits measured $222.5 million at June 30, 2021 compared to $198.5 million at December 31, 2020 and $186.2 million at June 30, 2020. Much of the $24.0 million, or 12.1%, increase from year-end relates to government aid to our customers in the form of PPP loans to commercial customers and stimulus checks to consumers. Interest-bearing deposits decreased $46.9 million to $455.1 million at June 30, 2021 from $502.0 million at December 31, 2020 and decreased $7.1 million from $462.2 million at June 30, 2020. The decrease in interest-bearing deposits from year end reflects segregated money market deposit accounts with the Bank which fully collateralized $24.1 million in 60-day or less term commercial loans that closed in 2020. The loans matured and the deposits withdrew in the first quarter of 2021. Absent the collateral deposits, interest-bearing deposits decreased $22.8 million, or 4.8%, during the first six months of 2021, most of which was wholesale deposits no longer needed.

Federal Home Loan Bank advances and short-term borrowings decreased by $6.6 million to $12.9 million at June 30, 2021 from $19.5 million at December 31, 2020, reflecting the Company's early payoff of $6 million. Management continues to use short-term borrowings to bridge its current cash flow needs resulting in variations from period to period. Wholesale deposits, when cheaper than FHLB funds, are sometimes used in lieu of borrowings. Other liabilities measured $14.1 million at June 30, 2021 and $15.1 million at December 31, 2020. Included is the operating lease liability, the commitment to fund the affordable housing investments and fair value of swaps described above.

The Company’s total shareholders’ equity measured $83.2 million at June 30, 2021 and $81.0 million on December 31, 2020. The Company’s capital continues to meet the requirements to be deemed well-capitalized under all regulatory measures.

Cash dividends of $0.34 per share were paid to shareholders in the first six months of 2021 compared to $0.33 in cash dividends paid in the first six months of 2020 (including a special dividend of $.05 in both periods). Cash dividends of $0.15 per share and $0.14 per share were paid to shareholders in the second quarters of 2021 and 2020.

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

In September 2019, consistent with Section 201 of the Regulatory Relief Act, the Federal Reserve Board, along with the other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including the Company, the option to calculate a simple leverage ratio to measure capital adequacy, if the community banks meet certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio (CBLR) framework if it has less than $10 billion in total consolidated assets, limited amounts of certain trading assets and liabilities, limited amounts of off-balance sheet exposures and a leverage ratio greater than 9.0%.  The final rule adopts tier 1 capital and the existing leverage ratio into the CBLR framework.  The tier 1 numerator takes into account the modifications made in relation to the capital simplifications and current expected credit loss (CECL) methodology transitions rules as of the compliance dates of those rules.  Qualifying institutions that elect to use the CBLR framework (each, a CBLR Bank) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk based and leverage capital requirements in the regulatory agencies’ generally applicable capital rules and to have met the well capitalized ratio requirements.  Each CBLR Bank will not be required to calculate or report risk based capital.  A CBLR Bank may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk based capital rule. The Company did not elect the option of using the CBLR framework to measure capital adequacy as of June 30, 2021.

At June 30, 2021 and December 31, 2020, actual capital levels and minimum required levels were:

	(Dollars in thousands)
			Minimum required		To be well-capitalized under
			for capital adequacy		prompt corrective action
	Actual		purposes		regulations
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$79,331	14.11%	$25,306	4.5%	N/A	N/A
Bank	76,110	13.61%	25,156	4.5%	$36,337	6.5%
Tier 1 capital (to risk-weighted assets)
Company	84,331	15.00%	33,742	6.0%	N/A	N/A
Bank	76,110	13.61%	33,542	6.0%	44,722	8.0%
Total capital (to risk-weighted assets)
Company	90,394	16.07%	44,989	8.0%	N/A	N/A
Bank	88,173	15.77%	44,722	8.0%	55,903	10.0%
Tier 1 capital (to average assets)
Company	84,331	10.49%	32,147	4.0%	N/A	N/A
Bank	76,110	9.51%	32,011	4.0%	40,014	5.0%

	(Dollars in thousands)
			Minimum required		To be well-capitalized under
			for capital adequacy		prompt corrective action
	Actual		purposes		regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets)
Company	$76,138	13.15%	$26,054	4.5%	N/A	N/A
Bank	72,671	12.62%	25,912	4.5%	$37,428	6.5%
Tier 1 capital (to risk-weighted assets)
Company	81,138	14.01%	34,739	6.0%	N/A	N/A
Bank	72,671	12.62%	34,549	6.0%	46,065	8.0%
Total capital (to risk-weighted assets)
Company	87,241	15.07%	46,319	8.0%	N/A	N/A
Bank	84,774	14.72%	46,065	8.0%	57,581	10.0%
Tier 1 capital (to average assets)
Company	81,138	10.20%	31,816	4.0%	N/A	N/A
Bank	72,671	9.18%	31,679	4.0%	39,599	5.0%

The Company had $5.0 million of trust preferred securities at both June 30, 2021 and December 31, 2020 that qualified as Tier 1 capital. Refer to Note 7, “Subordinated Debt.”

The Bank was categorized as "well capitalized" at June 30, 2021 and December 31, 2020.

Analysis of Net Interest Income

	(Amounts in thousands)
	Three months ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net interest income	$6,211	$5,614	$12,609	$11,319
Tax equivalent income adjustment for investment securities	145	118	284	225
Tax equivalent income adjustment for loans	4	1	7	3
Net interest income on a fully taxable equivalent basis	$6,360	$5,733	$12,900	$11,547
Interest and dividends on investment securities	$786	$837	$1,563	$1,657
Tax equivalent income adjustment for investment securities	145	118	284	225
Investment securities income on a fully taxable equivalent basis	$931	$955	$1,847	$1,882
Interest and fees on loans	$5,820	$5,767	$11,965	$11,821
Tax equivalent income adjustment for loans	4	1	7	3
Loan income on a fully taxable equivalent basis	$5,824	$5,768	$11,972	$11,824

Six Months Ended June 30, 2021 and 2020

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $12.9 million for the six months ended June 30, 2021 and $11.5 million for the six months ended June 30, 2020. The resulting net interest margin was 3.49% for June 30, 2021 and 3.37% for June 30, 2020.

The increase in interest income, on a fully taxable equivalent basis, of $69,000 is the product of an 8.0% year-over-year increase in average earning assets and a 27 basis point decrease in yield. The decrease in interest expense of $1.3 million was a product of a 51 basis point decrease in rates paid and a 1.2% decrease in average interest-bearing liabilities. The net result was a 11.7% increase in net interest income on a fully taxable equivalent basis, and a 12 basis point increase in the Company’s net interest margin on an asset base that grew 8.0%.

On a fully taxable equivalent basis, income on investment securities decreased by $35,000, or 1.9%. The average invested balances in these securities increased by $26.7 million, or 19.1%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 48 basis point decrease in the tax equivalent yield of the portfolio. The increase in balances is a result of investing excess liquidity relating to growing deposit balances from pandemic-related aid. These investment purchases were made in a lower interest rate environment, driving down the composite yield, but providing income on otherwise sterile funds. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans increased by $148,000, or 1.3%, for the June 30, 2021 period compared to the same period in 2020. An $11.6 million increase in the average balance of the loan portfolio, or 2.2%, was accompanied by a 3 basis point decrease in the portfolio’s tax equivalent yield. The three rate decreases in the latter half of 2019 by the Federal Open Market Committee (FOMC) aggregating to 75 basis points, in addition to the two rate reductions in the first quarter of 2020 for another 150 basis points has steadily pulled the offering rates of new loan production downward. Strong competition for good credits has also applied downward pressure on offering rates. Offsetting the effect of declining rates was the recognition of fees upon forgiveness of PPP loans, providing $890,000 of income in 2021. The commercial loan portfolio housed the majority of the net increase in balances mainly consisting of PPP loans.

Other interest income decreased by $44,000, or 62.9%, from the same period a year ago. The average balance of interest-earning deposits increased by $16.7 million, or 54.0%. The yield decreased by 34 basis points from 2020 to 2021, reflecting the aggregate net decreases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity, but mindful of the possible reversal of recent deposit growth.

Average interest-bearing demand deposits and money market accounts increased by $31.0 million, or 14.3%, for the six months ended June 30, 2021 compared to the same period of 2020, while average savings balances increased by $24.9 million, or 21.7%. The average rate paid on interest-bearing demand deposits and money market accounts decreased 46 basis points from 2020 to 2021 to 0.24%, reflecting the expiration of promotional specials offered during 2019 and  2020. The average rate paid on savings accounts was 0.09% and 0.10% for the six months ended June 30, 2021 and 2020. The average balance of time deposit products decreased by $51.1 million, or 37.9%, as the average rate paid decreased by 58 basis points, from 1.73% to 1.15%. The current low-rate environment offers little opportunity for time deposit customers, resulting in a shift into demand accounts. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources. Due to higher customer deposits, brokered and other wholesale sources have been paid down as they mature.

Average borrowings and subordinated debt decreased by $10.5 million or 33.8% while the average rate paid decreased by 58 basis points. As higher cost borrowings matured, the borrowings that remained were at lower rates, and the new borrowings were obtained at lower rates as well. Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. In the current low rate environment, wholesale and borrowing rates can reprice lower, while deposit rates may show modest decline. In October 2020, the Company utilized a portion of its excess liquidity to pay off $8 million of advances from the FHLB and in March 2021 the Company again paid off $6 million in advances to utilize a portion of its excess liquidity. The average rate on the advances paid off in October 2020 was 2.62%, and 0.78% in March 2021, both of which resulted in a reduction in the average cost of borrowings prospectively.

Three Months Ended June 30, 2021 and 2020

Net interest income, the principal source of the Company’s earnings, is the amount by which interest and fees generated by interest-earning assets, primarily loans and investment securities, exceed the interest cost of deposits and borrowed funds. On a fully taxable equivalent basis, net interest income measured $6.4 million for the quarter ended June 30, 2021 and $5.7 million for the quarter ended June 30, 2020. The resulting net interest margin was 3.41% for June 30, 2021 and 3.21% for June 30, 2020.

The increase in interest income, on a fully taxable equivalent basis, of $34,000 is the product of a 4.4% year-over-year increase in average earning assets and a 14 basis point decrease in yield. The decrease in interest expense of $593,000 was a product of a 46 basis point decrease in rates paid and a 3.9% decrease in average interest-bearing liabilities. The net result was a 10.9% increase in net interest income on a fully taxable equivalent basis, and a 20 basis point increase in the Company’s net interest margin on an asset base that grew 4.4%.

On a fully taxable equivalent basis, income on investment securities decreased by $24,000, or 2.5%. The average invested balances in these securities increased by $26.6 million, or 18.5%, from the levels of a year ago. The increase in the average balance of investment securities was accompanied by a 46 basis point decrease in the tax equivalent yield of the portfolio. The increase in balances is a result of investing excess liquidity relating to growing deposit balances from pandemic-related aid. These investment purchases were made in a lower interest rate environment, driving down the composite yield, but providing income on otherwise sterile funds. The Company will continue attempting to redeploy liquidity into loans which generate greater yields than securities, thus sacrificing securities balances when beneficial.

On a fully taxable equivalent basis, income on loans increased by $56,000, or 1.0%, for the June 30, 2021 period compared to the same period in 2020. A $12.8 million decrease in the average balance of the loan portfolio, or 2.4%, was accompanied by a 16 basis point increase in the portfolio’s tax equivalent yield. The three rate decreases in the latter half of 2019 by the Federal Open Market Committee (FOMC) aggregating to 75 basis points, in addition to the two rate reductions in the first quarter of 2020 for another 150 basis points has steadily pulled the offering rates of new loan production downward. Strong competition for good credits has also applied downward pressure on offering rates. However, fees recognized on PPP loan forgiveness of $390,000 more than offset the effect of declining rates.

Other interest income increased by $2,000, or 14.3%, from the same period a year ago. The average balance of interest-earning deposits increased by $17.5 million, or 38.2%. The yield decreased by 2 basis points from 2020 to 2021, reflecting the aggregate net decreases in the federal funds rate. Management intends to remain fully invested, minimizing on-balance sheet liquidity, but mindful of the possible reversal of recent deposit growth.

Average interest-bearing demand deposits and money market accounts increased by $29.4 million, or 13.4%, for the quarter ended June 30, 2021 compared to the same period of 2020, while average savings balances increased by $27.2 million, or 23.3%. The average rate paid on interest-bearing demand deposits and money market accounts decreased 38 basis points from 2020 to 2021 to 0.23%, reflecting the expiration of promotional specials offered during 2019 and  2020. The average rate paid on savings accounts was 0.09% and 0.10% for the quarters ended June 30, 2021 and 2020. The average balance of time deposit products decreased by $59.5 million, or 43.9%, as the average rate paid decreased by 53 basis points, from 1.54% to 1.01%. The current low-rate environment offers little opportunity for time deposit customers, resulting in a shift into demand accounts. Time deposits also include wholesale funds, generally brokered deposits, obtained at generally higher rates than in-market accounts. Brokered deposits are one of several borrowing sources, primarily used when rates therein are beneficial versus other sources. Due to higher customer deposits, brokered and other wholesale sources have been paid down as they mature.

Average borrowings and subordinated debt decreased by $17.0 million or 48.8% while the average rate paid decreased by 38 basis points. As higher cost borrowings matured, the borrowings that remained were at lower rates, and the new borrowings were obtained at lower rates as well . Management continues to utilize short-term borrowings to bridge liquidity gaps, along with wholesale deposit alternatives. In the current low rate environment, wholesale and borrowing rates can reprice lower, while deposit rates may show modest decline. In October 2020, the Company utilized a portion of its excess liquidity to pay off $8 million of advances from the FHLB and in March 2021 the Company again paid off $6 million in advances to utilize a portion of its excess liquidity. The average rate on the advances paid off in October 2020 was 2.62%, and 0.78% in March 2021, both of which resulted in a reduction in the average cost of borrowings prospectively.

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Six Months Ended June 30, 2021 and June 30, 2020

During the first six months of both 2021 and 2020, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as changes in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2021 and 2020, and has not experienced significant deterioration in any loan type other than the hotel industry, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. All other past due loans, potential problem loans, as well as loans on non-accrual have all been stable. Over one-third of the hotel portfolio is currently deferring principle and/or interest payments under COVID-19 modifications. During 2020, the Company classified two of these credits totaling $9.4 million as substandard. With loan to values averaging 44%, the loans are not considered impaired, but have been allocated qualitative factors commensurate with the associated risk. There was no provision for loan losses for the six months ended June 30, 2021, compared to a $1.1 million provision for loan losses for the six months ended June 30, 2020. The decreased provision for the six months ended June 30, 2021, compared to the same time period in 2020, was due to the majority of COVID-related loan modifications returning to full payment status. Allocated reserves to these loans were essentially freed up for reallocation to segments still subject to risk uncertainty, specifically the hotel industry. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the unknown ongoing impact of the COVID-19 pandemic.

Total non-interest income increased by $82,000, or 2.6%, for the six months ended June 30, 2021 compared to June 30, 2020.

For the first six months of 2021, fees for customer services increased by $13,000, or 1.3%, from the same period a year ago, driven by more customer fee-driven transactions on deposit accounts. Mortgage banking gains increased by $18,000 in 2021 compared to 2020, reflective of the increase in refinances of existing loans resulting from the decline in interest rates. Earnings on bank-owned life insurance increased by $40,000. Other sources of non-interest income increased by $11,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the first six months were $10.3 million in 2021 compared to $9.6 million in 2020, an increase of $759,000 or 7.9%. During the first six months of 2021, expenditures for salaries and employee benefits increased by $373,000, or 7.1%, from the similar period a year ago, reflecting annual merit increases and incentive compensation.

Occupancy and equipment decreased by $84,000, reflecting the partial closure of branches due to the pandemic. Professional fees decreased by $147,000. All other expense categories increased by $617,000, which includes $263,000 in merger-related expenses.

The effective tax rate for the first six months was 14.0% in 2021 and 14.8% in 2020, resulting in income tax expense of $778,000 in 2021 and $575,000 in 2020. The effective rate is affected by the current rate of profitability and tax-free components of the revenue stream.

The provision for income taxes differs from the amount of income tax determined applying the applicable U.S. statutory federal income tax rate (21%) to pre-tax income as a result of the following differences:

	(Amounts in thousands)
	June 30,
	2021		2020
	Balance	%	Balance	%
Provision at statutory rate	$1,164	21.0	$814	21.0
Add (Deduct) tax effects of:
Earnings on bank-owned life insurance-net	(68)	(1.2)	(1)	—
Non-taxable interest income	(242)	(4.4)	(204)	(5.3)
Low income housing tax credits	(106)	(1.9)	(82)	(2.1)
Non-deductible expenses	30	0.5	48	1.2
Federal income tax expense	$778	14.0	$575	14.8

Analysis of Provision for Loan Losses, Non-Interest Income, Non-Interest Expense and Federal Income Tax - Three Months Ended June 30, 2021 and June 30, 2020

During the second quarter of both 2021 and 2020, the amount charged to operations as a provision for loan losses was adjusted to account for charge-offs against the allowance, as well as changes in loan balances recorded in the portfolio, expected losses on specific problem loans and several qualitative factors, including factors specific to the local economy and to industries operating in the local market. The Company had allocated a portion of the allowance for a select few specific problem loans in 2021 and 2020, and has not experienced significant deterioration in any loan type other than the hotel industry, including the residential real estate portfolios or the commercial loan portfolio, and accordingly has not added any special provision for these loan types. All other past due loans, potential problem loans, as well as loans on non-accrual have all been stable. Over one-third of the hotel portfolio is currently deferring principle and/or interest payments under COVID-19 modifications. During 2020, the Company classified two of these credits totaling $9.4 million as substandard. With loan to values averaging 44%, the loans are not considered impaired, but have been allocated qualitative factors commensurate with the associated risk. There was no provision for loan losses for the three months ended June 30, 2021, compared to a $450,000 provision for loan losses for the three months ended June 30, 2020. The decreased provision for the three months ended June 30, 2021, compared to the same time period in 2020, was due to the majority of COVID-related loan modifications returning to full payment status. Allocated reserves to these loans were essentially freed up for reallocation to segments still subject to risk uncertainty, specifically the hotel industry. We believe the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults could increase as a result of the unknown ongoing impact of the COVID-19 pandemic.

Total non-interest income decreased by $250,000, or 14.6%, for the quarter ending June 30, 2021 compared to the same quarter of 2020. Mortgage banking gains decreased to $714,000 in the second quarter of 2021 from $900,000 the same quarter of 2020, a decrease of $186,000 reflective of a tighter margin on loan sales on lower volume. Earnings on bank-owned life insurance increased by $20,000. Other sources of non-interest income decreased by $84,000 from the same period a year ago. This latter income category is subject to fluctuation due to the non-recurring nature of some of the items.

Total non-interest expenses in the second quarter were $5.4 million in 2021 and $4.6 million in 2020, an increase of 17.6%. During the second quarter of 2021, expenditures for salaries and employee benefits increased by $295,000, or 12.0%, from the similar period a year ago, reflecting annual merit increases and incentive compensation. Full time equivalent employment averaged 151 during the second quarter of 2021 and 155 during the second quarter of 2020. All other expense categories increased by $509,000, or 24.1%, in the aggregate. This latter category is subject to fluctuation due to the non-recurring nature of some of the items.

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

Principal repayments on mortgage-backed securities, collateralized mortgage obligations and small business administration pools, along with investment securities maturing or called amounted to $11.5 million in the first six months of 2021, which annualized represents 13.2% of the total combined portfolio, compared to $11.0 million, or 13.3%, of the portfolio a year ago. The current low interest rate environment generally increases prepayment speeds on mortgage-backed securities. A large portion of the investment portfolio is allocated to amortizing debt in order to provide cash flows to supplement loan growth.

In order to address the concern of FDIC insurance of larger depositors, the Bank is a member of the IntraFi Network, formerly known as Promontory Interfinancial Network which offered Certificate of Deposit Account Registry Service (CDARS ®) program and the Insured Cash Sweep (ICS) program. The CDARS ® product is now rebranded as IntraFi Funding and the ICS program is now renamed IntraFi Network Deposits.  Through IntraFi Funding the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts and likewise through IntraFi Network Deposits, they can accomplish the same through money market savings accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and placed with other banks that are members of the network. The reciprocal member bank issues certificates of deposit or money market savings accounts in amounts that ensure that the entire deposit is eligible for FDIC insurance. The Bank can also execute “one-way buy” transactions wherein deposits are taken in on a non-reciprocal basis through a weekly bidding process. At  June 30, 2021, the Bank had $6.6 million of deposits in the IntraFi Funding program, of which none was executed as one-way buy transactions and the Bank had $13.2 million of deposits in the IntraFi Network Deposit money market program, of which none was executed as one-way buy transactions. Prospectively, for regulatory purposes, reciprocal IntraFi products are no longer considered a brokered deposit.

Along with its liquid assets, the Bank has other sources of liquidity available to it which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, the ability to obtain deposits through the adjustment of interest rates, the purchasing of federal funds, correspondent bank lines of credit and access to the Federal Reserve Discount Window. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides its largest source of liquidity. At June 30, 2021, the Bank had approximately $25.7 million available of collateral-based borrowing capacity at FHLB of Cincinnati, supplementing the $3.3 million of availability with the Federal Reserve Discount window. Additionally, the FHLB has committed a $38.8 million cash management line, of which nothing has been disbursed, subject to posting additional collateral. The Bank, by policy, has access to approximately 25% of total deposits in various forms of wholesale deposits that could be used as an additional source of liquidity. At June 30, 2021, there was $2.5 million in outstanding balances in wholesale deposits including internet-based deposits, with access to an additional $166.9 million. The Company was also granted a total of $13.5 million in unsecured, discretionary Federal Funds lines of credit with correspondent banks with no funds drawn upon as of June 30, 2021. Unpledged securities of $106.2 million are also available for borrowing under repurchase agreements or as additional collateral for FHLB lines of credit or to sell to generate liquidity.

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

The Company has other more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities market through debt or equity offerings or it can receive dividends from its bank subsidiary. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, as long as the Bank remains well-capitalized after the dividend payment. The amount available for dividends at June 30, 2021 is $11.2 million. Future dividend payments by the Bank to the Company are based upon future earnings. The Holding Company had cash of $87,000 at June 30, 2021 available to meet cash needs. It also held a $6.0 million note receivable, the cash flow from which approximates the debt service on the Junior Subordinated Debentures. Cash is generally used by the Holding Company to pay quarterly interest payments on the debentures, pay dividends to common shareholders, repurchase shares, and to fund operating expenses.

Cash and cash equivalents totaled $73.3 million at June 30, 2021 compared to $33.1 million at June 30, 2020 and $36.1 million at December 31, 2020 The Company strives to be fully invested, minimizing on balance sheet liquidity, however, higher liquidity levels have been maintained during the Pandemic as a precautionary measure.

The following table details the cash flow from operating activities for the six months ended:

	(Amounts in thousands)
	June 30,
	2021	2020
Net income	$4,763	$3,303
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation, amortization and accretion	1,639	1,226
Provision for loan losses	—	1,050
Investment securities available-for-sale gains, net	(56)	(18)
Originations of mortgage banking loans held for sale	(54,466)	(49,824)
Proceeds from the sale of mortgage banking loans	59,337	51,647
Mortgage banking gains, net	(1,514)	(1,496)
Earnings on bank-owned life insurance	(228)	(188)
Equity compensation	263	277
Changes in:
Deferred taxes	(172)	(540)
Other assets and liabilities	779	903
Net cash flow from operating activities	$10,345	$6,340

Key variations stem from: 1) In the six months ended June 30, 2021 net income was $1.5 million higher than the same period in 2020 driven by lower provision for loan losses and higher net interest income. 2) Mortgage banking activity increased due to historic low interest rates. Refer to the Consolidated Statements of Cash Flows for a summary of the sources and uses of cash for 2021 and 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not applicable

Company’s Common Stock.

The following table shows information relating to the repurchase of shares of the Company’s common stock during the quarter ended June 30, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs*
April	2,224	$22.98	2,224	188,052
May	5,716	20.42	1,827	186,225
June	374	23.79	374	185,851
Total	8,314	$21.26	4,425	185,851

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

101

The following materials from Cortland Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail (included with this filing)

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

CORTLAND BANCORP

(Registrant)

/s/ James M. Gasior	Date: August 5, 2021
James M. Gasior President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Lucido	Date: August 5, 2021
David J. Lucido Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)